Form 10-Q
period 1995-03-31
ADAMS RESOURCES & ENERGY INC
filed 1995-05-15
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)


/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1995 or

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from __________________to_____________________


                    Commission File Number       1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                            74-1753147
- - - - - - -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                      6910 Fannin,  Houston, Texas  77030
               Address of principal executive office & Zip Code)


     Registrant's telephone number, including area code (713) 797-9966

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No ______

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at May 1, 1995 was 4,182,096.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                  1995           1994
                                                                               ---------     ----------
Revenues:
  Marketing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $154,779       $130,108
  Transportation    . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,510          4,867
  Oil and gas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,612            684
                                                                               ---------     ----------
                                                                                 161,901        135,659
                                                                               ---------     ----------
Costs and expenses:
  Operating
    Marketing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        154,083        129,490
    Transportation  . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,839          4,080
    Oil and gas   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            380            174
  Corporate general and administrative  . . . . . . . . . . . . . . . . .            571            546
  Depreciation, depletion and amortization  . . . . . . . . . . . . . . .            892            415
                                                                               ---------     ----------
                                                                                 160,765        134,705
                                                                               ---------     ----------
Operating earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,136            954

Other income (expense):
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (88)           (20)
                                                                               ---------     ----------
                                                                                     (88)           (20)
                                                                               ---------     ----------
Earnings before income taxes  . . . . . . . . . . . . . . . . . . . . . .          1,048            934
Income tax provision
  Current   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             39             36
  Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            350            300
                                                                               ---------     ----------
                                                                                     389            336
                                                                               ---------     ----------
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     659     $      598
                                                                               =========     ==========
Earnings per common share   . . . . . . . . . . . . . . . . . . . . . . .      $     .16     $      .14
                                                                               =========     ==========
Dividends per common share  . . . . . . . . . . . . . . . . . . . . . . .      $       -     $        -
                                                                               =========     ==========





   The accompanying notes are an integral part of these financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Three Months Comparison

         -  Marketing

         Gross revenues for the Company's Marketing operations increased by $24,671,000, or 19%, in the comparative current period as a result of generally higher overall world crude oil prices. In contrast to higher crude oil prices, the Company's purchases of crude oil at the wellhead remained consistent at approximately 45,000 barrels per day. The Company's strategy for crude oil marketing is to link purchase and sales contracts to established quotations (postings) that move with general market trends. In this manner, profitability is based on the spread between the going price paid to suppliers at the wellhead and the price received from customers at various delivery points less transportation. Thus, the Company is substantially insulated from the impact of general movements in world crude oil prices. Because of the Company's crude oil marketing strategy, higher world crude oil prices had little or no impact on current operating margins. Marketing division operating margins for the first three months of 1995 were $696,000 versus $618,000 in the similar 1994 period.

         - Transportation

         Although strong demand caused transportation revenues to increase by 13% to $5,510,000 for the first three months of 1995, operating margins decreased by 15 % to $671,000. Reduced earnings were primarily caused by a one-time $125,000 charge to write-off the Company's State of Texas operating authority following deregulation of intrastate trucking rates which went into effect on January 1, 1995. The Company had purchased the authority in the 1960's in order to obtain access to the Texas marketplace. With decontrol of rates, maintaining of such authority is no longer necessary. Excluding the effects of decontrol on the fair value of the Company's operating authority, the Company has not experienced any adverse effects from decontrol.

         - Oil and Gas

         Oil and gas revenues and operating earnings were each increased by approximately 140% to $1,612,000 and $1,232,000 respectively as a direct result of increased oil and gas production volumes stemming from the Company's recent drilling efforts. Volumes and prices compare as follows:

                                                            First Quarter            First Quarter
                                                                1995                     1994
                                                            -------------            -------------
Crude Oil
         Volume                                             27,500 Bbls.             17,500 Bbls.
         Average price                                      $ 15.20/Bbl.             $ 12.85/Bbl.

Natural Gas
         Volume                                             700,000 Mcf              220,000 Mcf
         Average price, includes value
         of associated gas liquids                          $ 1.70/Mcf               $ 2.00/Mcf


         - Other

         The provision for depreciation depletion and amortization is increased in the current quarter with increased capital costs associated with the Company's recent oil and gas drilling activity. Interest expense is also increased because the company increased its level of debt to finance such drilling activity.

Liquidity and Capital Resources

         During the first three months of 1995, the Company invested $3,358,000 in property and equipment additions, with the majority of the investment ($2.4 million) going towards oil and gas drilling efforts. Funding for these investments was derived, in part, from the Company generating $1,901,000 of working capital funds, defined as the sum of net earnings plus the non-cash provisions for depreciation and deferred income taxes not owing as a result of the Company's tax loss carryforward position. The additional $1,457,000 of investment was financed through increased bank debt.

         Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for additional discussion of the Company's bank relationships, tax loss carryforwards and other matters.

               ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     1995             1994
                                                                                   ----------     -----------
                                                                                  (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .      $    1,813     $     2,695
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . .          41,078          35,952
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,722           2,218
  Prepaid and other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             791             552
                                                                                   ----------     -----------
         Total current assets   . . . . . . . . . . . . . . . . . . . . . . .          47,404          41,417
                                                                                   ----------     -----------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .          38,514          35,230
      Less - accumulated depreciation, depletion and amortization   . . . . .         (16,382)        (15,564)
                                                                                   ----------     -----------
                                                                                       22,132          19,666
                                                                                   ----------     -----------
Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .             375             725
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             322             493
                                                                                   ----------     -----------
                                                                                   $   70,233     $    62,301
                                                                                   ==========     ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  41,271       $  35,420
  Accrued and other liabilities . . . . . . . . . . . . . . . . . . . . . . .             792           2,387
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .           1,695             653
                                                                                   ----------     -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .          43,758          38,460
Long-term debt, less current maturities   . . . . . . . . . . . . . . . . . .          11,383           9,263
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,194           1,345
                                                                                   ----------     -----------
                                                                                       56,335          49,068
                                                                                   ----------     -----------
Shareholders' equity:
  Preferred stock - $1.00 par value, 1,000,000 shares
    authorized, none outstanding  . . . . . . . . . . . . . . . . . . . . . .               -               -
  Common stock - $0.10 par value, 7,500,000 shares
    authorized, 4,182,096 and 4,180,596 shares out-
    standing, respectively  . . . . . . . . . . . . . . . . . . . . . . . . .             418             418
  Contributed capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,476           8,470
  Retained earnings, after eliminating $13,931,000 of
    accumulated deficit on December 31, 1992  . . . . . . . . . . . . . . . .           5,004           4,345
                                                                                   ----------     -----------
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .          13,898          13,233
                                                                                   ----------     -----------
                                                                                   $   70,233     $    62,301
                                                                                   ==========     ===========


  The accompanying notes are an integral part of these financial statements.

               ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   --------------------------
                                                                                      1994            1995
                                                                                   ----------       ---------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      659       $     598
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization  . . . . . . . . . . . . . . . .             892             415
    Deferred income tax provision   . . . . . . . . . . . . . . . . . . . . .             350             300
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20             (43)
  Decrease (increase) in accounts receivable  . . . . . . . . . . . . . . . .          (5,126)           (710)
  Decrease (increase) in inventories  . . . . . . . . . . . . . . . . . . . .          (1,504)           (161)
  Decrease (increase) in prepaid and other  . . . . . . . . . . . . . . . . .            (239)            (65)
  Increase (decrease) in accounts payable   . . . . . . . . . . . . . . . . .           5,851           1,397
  Increase (decrease) in accrued liabilities  . . . . . . . . . . . . . . . .          (1,595)           (673)
                                                                                   ----------       ---------
    Net cash provided by (used in) operating activities   . . . . . . . . . .            (692)          1,058
                                                                                   ----------       ---------
INVESTING ACTIVITIES:
  Property and equipment additions  . . . . . . . . . . . . . . . . . . . . .          (3,358)           (659)
  Proceeds from property sales  . . . . . . . . . . . . . . . . . . . . . . .               -             296
                                                                                   ----------       ---------
    Net cash provided by (used in) investing activities   . . . . . . . . . .          (3,358)           (363)
                                                                                   ----------       ---------
FINANCING ACTIVITIES:
  Borrowings from bank  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,188               -
  Repayment of debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (26)           (444)
  Sales of stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6               -
                                                                                   ----------       ---------
    Net cash provided by (used in) financing activities   . . . . . . . . . .           3,168            (444)
                                                                                   ----------       ---------
Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . .            (882)            251

Cash and Cash Equivalents at beginning of period  . . . . . . . . . . . . . .           2,695           3,323
                                                                                   ----------       ---------
Cash and Cash Equivalents at end of period  . . . . . . . . . . . . . . . . .      $    1,813       $   3,574
                                                                                   ==========       =========
Supplemental disclosure of cash flow information:

  Interest paid during the period   . . . . . . . . . . . . . . . . . . . . .      $      202       $      35
                                                                                   ==========       =========
  Income taxes paid during the period . . . . . . . . . . . . . . . . . . . .      $        -       $       -
                                                                                   ==========       =========


  The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at March 31, 1995 and December 31, 1994 and results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Item 6.  Exhibits and Reports on Form 8K

     a.  Exhibits - Article 5.
     b.  Reports on Form  8-K -  None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADAMS RESOURCES & ENERGY, INC.
                                                  (Registrant)




Date:    May 9, 1995                          By:  K. S. ADAMS, JR.
       -------------------------                   ---------------------------
                                                   K. S. Adams, Jr.
                                                   Chief Executive Officer



                                                   RICHARD B. ABSHIRE
                                                   ---------------------------
                                                   Richard B. Abshire
                                                   Chief Financial Officer