Form 10-Q
period 1995-06-30
ADAMS RESOURCES & ENERGY INC
filed 1995-08-11
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1995  or

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from              to
                                     -------------  -----------

Commission File Number       1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                               74-1753147
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                        6910 Fannin, Houston, Texas 77030
               (Address of principal executive office & Zip Code)

Registrant's telephone number, including area code    (713)  797-9966

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --   --

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at July 31, 1995 was 4,186,096.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      In thousands, except per share data)

                                                     Six Months Ended          Three Months Ended
                                                 ----------------------      ----------------------
                                                        June 30,                    June 30,
                                                 ----------------------      ----------------------
                                                   1995          1994          1995          1994
                                                 --------      --------      --------      --------
Revenues:
  Marketing ................................     $339,242      $283,744      $184,463      $153,636
  Transportation ...........................       11,003         9,991         5,493         5,124
  Oil and gas ..............................        3,676         1,288         2,064           604
                                                 --------      --------      --------      --------
                                                  353,921       295,023       192,020       159,364
                                                 --------      --------      --------      --------
Costs and expenses:
  Operating
    Marketing ..............................      337,798       282,376       183,715       152,886
    Transportation .........................        9,578         8,259         4,739         4,179
    Oil and gas ............................          764           390           384           216
  Corporate general and
    administrative .........................        1,054         1,006           483           460
  Depreciation, depletion and
    amortization ...........................        2,720           832         1,828           417
                                                 --------      --------      --------      --------
                                                  351,914       292,863       191,149       158,158
                                                 --------      --------      --------      --------

Operating earnings .........................        2,007         2,160           871         1,206

Other income (expense):
   Discontinued coal operations ............            -           660             -           660
   Interest ................................         (216)          (92)         (128)          (72)
                                                 --------      --------      --------      --------
                                                     (216)          568          (128)          588
                                                 --------      --------      --------      --------

Earnings before income taxes ...............        1,791         2,728           743         1,794
Income tax provision
  Current ..................................           79            84            40            48
  Deferred .................................          600           950           250           650
                                                 --------      --------      --------      --------
                                                      679         1,034           290           698
                                                 --------      --------      --------      --------

Net earnings ...............................     $  1,112      $  1,694      $    453      $  1,096
                                                 ========      ========      ========      ========

Earnings per common share ..................     $    .27      $    .40      $    .11      $    .26
                                                 ========      ========      ========      ========

Dividends per common share .................     $      -      $      -      $      -      $      -
                                                 ========      ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Six Months Comparison

         - Marketing

         Gross revenues for the Company's Marketing operations increased by $55,498,000, or 19%, in the comparative current period as a result of generally higher overall world crude oil prices. In contrast to higher crude oil prices, the Company's purchases of crude oil at the wellhead remained consistent at approximately 45,000 barrels per day. The Company's strategy for crude oil marketing is to link purchase and sales contracts to established quotations (postings) that move with general market trends. In this manner, profitability is based on the spread between the going price paid to suppliers at the wellhead and the price received from customers at various delivery points less transportation. Thus, the Company is substantially insulated from the impact of general movements in world crude oil prices. Because of the Company's crude oil marketing strategy, higher world crude oil prices had little or no impact on current operating margins. Marketing division operating margins before depreciation for the first six months of 1995 were $1,444,000 versus $1,368,000 in the similar 1994 period.

         - Transportation

         Strong demand caused transportation revenues to increase by 10% to $11,003,000 for the first six months of 1995, however, operating margins before depreciation decreased by 17% to $1,425,000. Reduced earnings are primarily a result of narrowing operating margins as the Company's cost structure has increased while trucking rates have remained constant. In addition, the Company is still in the process of increasing its sales volumes to better match its expanded terminal facility and fleet capacity. As an improved balance between sales volumes and service capacity is obtained, profitability should improve dramatically.

         - Oil and Gas

         Oil and gas revenues and operating earnings before depreciation and depletion tripled in the current period to $3,676,000 and $2,912,000 respectively as a direct result of increased oil and gas production volumes stemming from the Company's recent drilling efforts. Volumes and prices compare as follows:

                                                    Six Months Ended                  Three Months Ended
                                             -------------------------------    -------------------------------
                                                         June 30,                           June 30,
                                             -------------------------------    -------------------------------
                                                 1995               1994            1995               1994
                                             -------------      ------------    -------------      ------------
     Crude oil
              Volume                            58,500 Bbls.      28,000 Bbls.     31,000 Bbls.      12,500 Bbls.
              Average price                    $ 16.15/Bbl.      $ 13.46/Bbl.     $ 16.99/Bbl.      $ 14.15/Bbl.

     Natural gas
              Volume                         1,700,000 Mcf       400,000 Mcf    1,100,000 Mcf       200,000 Mcf
              Average price, includes value
                 of associated gas liquids   $    1.54 Mcf      $   1.99 Mcf     $   1.40 Mcf      $   2.00 Mcf

         - Other

         The provision for depreciation, depletion and amortization is increased in the current quarter with increased capital costs associated with the Company's recent oil and gas drilling activity. Interest expense is also increased because the company increased its level of debt to finance such drilling activity.

         Three Month Comparison

         Variations for the comparative three month period ended June 30, 1995 are consistent with the discussion above.

Liquidity and Capital Resources

         During the first six months of 1995, the Company invested $4,935,000 in property equipment additions with the majority of the investment ($3.5 million) going towards oil and gas drilling efforts. Funding for these investments was derived in part from the Company generating $4,432,000 of working capital funds, defined as the sum of net earnings plus the non-cash provisions for depreciation and deferred income taxes not owing as a result of the Company's tax loss carryforward position. The additional $503,000 of investment was financed through increased bank debt. Due to depressed natural gas prices combined with marginal results from the Company's most recent drilling efforts, the Company has slowed its rate of investment in new oil and gas drilling. In this manner, the Company's historic balance between working capital generated from operations and capital spending is maintained.

         Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for additional discussion of the Company's bank relationships, tax loss carryforwards and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                           June 30,   December 31,
                                                             1995         1994
                                                          ---------    ---------
                                                         (Unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents ...........................   $   2,088    $   2,695
  Accounts receivable, net ............................      42,859       35,952
  Inventories .........................................       3,132        2,218
  Prepaid and other ...................................         833          552
                                                          ---------    ---------
               Total current assets ...................      48,912       41,417
                                                          ---------    ---------

Property and equipment ................................      40,091       35,230
  Less - accumulated depreciation,
            depletion and amortization ................     (18,210)     (15,564)
                                                          ---------    ---------
                                                             21,881       19,666
                                                          ---------    ---------

Deferred income taxes .................................         125          725
Other assets ..........................................         301          493
                                                          ---------    ---------
                                                          $  71,219    $  62,301
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................   $  43,005    $  35,420
  Accrued and other liabilities .......................       1,174        2,387
  Current maturities of long-term debt ................         326          653
                                                          ---------    ---------
               Total current liabilities ..............      44,505       38,460

Long-term debt, less current maturities ...............      11,297        9,263
Other liabilities .....................................       1,062        1,345
                                                          ---------    ---------
                                                             56,864       49,068
                                                          ---------    ---------

Shareholders' equity:
  Common stock - $.10 par value, 7,500,000
        shares authorized, 4,183,096 shares outstanding         418          418
  Contributed capital .................................       8,480        8,470
  Retained earnings, after eliminating $13,931,000 of
        accumulated deficit on December 31, 1992 ......       5,457        4,345
                                                          ---------    ---------
                Total shareholders' equity ............      14,355       13,233
                                                          ---------    ---------
                                                          $  71,219    $  62,301
                                                          =========    =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1995         1994
                                                          --------     --------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings .......................................    $  1,112     $  1,694
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization .........       2,720          832
    Deferred income tax provision ....................         600          950
    Other, net .......................................         (91)       1,016
  Decrease (increase) in accounts receivable .........      (6,907)      (1,551)
  Decrease (increase) in inventories .................        (914)        (886)
  Decrease (increase) in prepaid and other ...........        (281)          85
  Increase (decrease) in accounts payable ............       7,585        3,119
  Increase (decrease) in accrued liabilities .........      (1,213)        (668)
                                                          --------     --------

     Net cash provided (required) by operating
        activities ...................................       2,611        4,591
                                                          --------     --------

INVESTING ACTIVITIES:
  Property and equipment additions ...................      (4,935)      (6,672)
  Proceeds from property sales .......................           -          504
                                                          --------     --------

     Net cash provided by (used in) investing
       activities ....................................      (4,935)      (6,168)
                                                          --------     --------

FINANCING ACTIVITIES:
  Borrowings from bank ...............................       2,065        5,453
  Repayment of debt ..................................        (358)         (46)
  Sales of stock .....................................          10            3
                                                          --------     --------

    Net cash provided by (used in) financing
      activities .....................................       1,717        5,410
                                                          --------     --------

Increase (decrease) in cash ..........................        (607)       3,833

Cash at beginning of period ..........................       2,695        3,323
                                                          --------     --------

Cash at end of period ................................    $  2,088     $  7,156
                                                          ========     ========

Supplemental disclosure of cash flow information:

    Interest paid during the period ..................    $    486     $    142
                                                          ========     ========

    Income taxes paid during the period ..............    $    136     $      -
                                                          ========     ========


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at June 30, 1995 and results of operations and cash flows for the six months ended June 30, 1995 and 1994. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K

     a.  Exhibits - None.
     b.  Reports on Form  8-K - None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ADAMS RESOURCES & ENERGY, INC.
                         (Registrant)

Date:  August 5, 1995                  By:  K. S. ADAMS, JR.
       ----------------------               -------------------------
                                            K. S. Adams, Jr.
                                            Chief Executive Officer


                                            RICHARD B. ABSHIRE
                                            -------------------------
                                            Richard B. Abshire
                                            Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibit 27     Financial Data Schedule