Form 10-Q
period 1995-09-30
ADAMS RESOURCES & ENERGY INC
filed 1995-11-13
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________________ to _________________

Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                        74-1753147
-----------------------------------                      -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                       6910 Fannin, Houston, Texas 77030
               (Address of principal executive office & Zip Code)

Registrant's telephone number, including area code    (713) 797-9966

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X _____   No ______

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at November 4, 1995 was 4,197,597.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      In thousands, except per share data)


                                                           Nine Months Ended               Three Months Ended
                                                             September 30,                    September 30,
                                                         ----------------------           -----------------------
                                                           1995          1994               1995           1994
                                                         --------      --------           --------       --------
Revenues:
  Marketing   . . . . . . . . . . . . . . . . . .        $541,163      $474,473           $201,921       $190,729
  Transportation  . . . . . . . . . . . . . . . .          16,059        15,423              5,056          5,432
  Oil and gas . . . . . . . . . . . . . . . . . .           5,267         2,165              1,591            877
                                                         --------      --------           --------       --------
                                                          562,489       492,061            208,568        197,038
                                                         --------      --------           --------       --------
Costs and expenses:
  Operating
    Marketing . . . . . . . . . . . . . . . . . .         539,016       472,351            201,218        189,975
    Transportation  . . . . . . . . . . . . . . .          13,947        12,820              4,369          4,561
    Oil and gas . . . . . . . . . . . . . . . . .           1,279           650                515            260
  Corporate general and
    administrative  . . . . . . . . . . . . . . .           1,580         1,557                526            551
  Depreciation, depletion and
    amortization  . . . . . . . . . . . . . . . .           5,791         1,296              3,071            464
                                                         --------      --------           --------       --------
                                                          561,613       488,674            209,699        195,811
                                                         --------      --------           --------       --------

Operating earnings (loss) . . . . . . . . . . . .             876         3,387             (1,131)         1,227

Other income (expense):
   Discontinued coal operations . . . . . . . . .             372           660                372             -
   Gain on sale of equipment  . . . . . . . . . .             545            -                 545             -
   Interest . . . . . . . . . . . . . . . . . . .            (339)         (191)              (123)           (99)
                                                         --------      --------           --------       --------
                                                              578           469                794            (99)
                                                         --------      --------           --------       --------
Earnings (loss) before income taxes . . . . . . .           1,454         3,856               (337)         1,128
Income tax provision (benefit)
  Current . . . . . . . . . . . . . . . . . . . .              68           132                (11)            48
  Deferred  . . . . . . . . . . . . . . . . . . .             250         1,325               (350)           375
                                                         --------      --------           --------       --------
                                                              318         1,457               (361)           423
                                                         --------      --------           --------       --------

Net earnings  . . . . . . . . . . . . . . . . . .        $  1,136      $  2,399           $     24       $    705
                                                         ========      ========           ========       ========

Earnings per common share . . . . . . . . . . . .        $    .27      $    .57           $      -       $    .17
                                                         ========      ========           ========       ========

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Nine Months Comparison

         - Marketing

         Gross revenues for the Company's Marketing operations increased by $66,690,000, or 14%, in the comparative current period as a result of generally higher overall world crude oil prices. In contrast to higher crude oil prices, the Company's purchases of crude oil at the wellhead remained consistent at approximately 45,000 barrels per day. The Company's strategy for crude oil marketing is to link purchase and sales contracts to established quotations (postings) that move with general market trends. In this manner, profitability is based on the spread between the going price paid to suppliers at the wellhead and the price received from customers at various delivery points less transportation. Thus, the Company is substantially insulated from the impact of general movements in world crude oil prices. Because of the Company's crude oil marketing strategy, higher world crude oil prices had little or no impact on current operating margins. Marketing division operating margins before depreciation for the first nine months of 1995 were $2,147,000 versus $2,122,000 in the similar 1994 period.

         - Transportation

         Transportation revenues have remained fairly consistent between the comparitive nine month periods. However, operating margins before depreciation decreased by 19% to $2,112,000 because the Company's cost structure has increased while trucking rates have remained constant. Increased costs are attributable to competitive pressures to increase driver wages and improve the level of service. In addition, the Company is in the process of increasing its sales volumes to better match its expanded terminal facility and fleet capacity. As an improved balance between sales volumes and service capacity is obtained, profitability should improve dramatically.

         - Oil and Gas

         Oil and gas revenues and operating earnings before depreciation and depletion doubled in the current period to $5,267,000 and $3,988,000 respectively as a direct result of increased oil and gas production volumes stemming from the Company's recent drilling efforts. Volumes and prices compare as follows:

                                                 Nine Months Ended                Three Months Ended
                                                   September 30,                    September 30,
                                            -----------------------------    -------------------------------
                                               1995             1994              1995             1994
                                            ------------     ------------     ------------     -------------
    Crude oil
             Volume                         83,400 Bbls.     46,450 Bbls.     24,600 Bbls.     18,300 Bbls.
             Average price                  $ 16.09/Bbl.     $ 14.55/Bbl.     $ 15.98/Bbl.     $ 16.23/Bbl.

    Natural gas
             Volume                        2,430,000 Mcf      660,000 Mcf      810,000 Mcf      245,000 Mcf
             Average price, includes value
                of associated gas liquids   $   1.51 Mcf     $   2.07 Mcf     $   1.45 Mcf     $   2.21 Mcf

         - Depreciation, depletion and amortization

         The provision for depreciation, depletion and amortization is increased in the current period with increased capital costs associated with the Company's recent oil and gas drilling activity. In addition, during the third quarter 1995, depressed natural gas prices coupled with marginal results from recent drilling efforts caused the Company to record a $900,000 write down of its oil and gas leasehold position.

         - Other income (expense)

         During the third quarter of 1995, the Company substantially completed its coal land reclamation obligations and obtained general approval from the State of Kentucky. As a result, the Company reduced its estimated liability for future coal related costs by $372,000. The Company also recognized a $545,000 gain during the third quarter of 1995, when nine tractors and 22 trailer were sold upon the expiration of their lease term.

         Interest expense has increased because of the Company's increase in its level of debt during 1994 to finance its drilling activity.

         - Income tax provision

         During the third quarter of 1995, the Company adjusted its estimated effective tax rate to reflect the recognition of approximately $200,000 of depletion tax benefits which the Company expects to realize.

         Three Month Comparison

         Variations for the comparative three month period ended September 30, 1995 are consistent with the discussion above.

Liquidity and Capital Resources

         During the first nine months of 1995, the Company invested $6,068,000 in property equipment additions with the majority of the investment ($4.3 million) going towards oil and gas drilling efforts. Funding for these investments was from the Company generating $7,177,000 of working capital funds, defined as the sum of net earnings plus the non-cash provisions for depreciation and deferred income taxes not owing as a result of the Company's tax loss carryforward position. Due to depressed natural gas prices combined with marginal results from the Company's most recent drilling efforts, the Company has slowed its rate of investment in new oil and gas drilling. In this manner, the Company's historic balance between working capital generated from operations and capital spending is maintained.

         Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for additional discussion of the Company's bank relationships, tax loss carryforwards and other matters.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                            September 30,     December 31,
                                                                                1995              1994
                                                                            -------------     ------------
                                                                             (Unaudited)
                  ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        $     2,412      $     2,695
  Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . .             54,251           35,952
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,956            2,218
  Prepaid and other . . . . . . . . . . . . . . . . . . . . . . . . .                947              552
                                                                             -----------      -----------
               Total current assets . . . . . . . . . . . . . . . . .             60,566           41,417
                                                                             -----------      -----------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . .             40,295           35,230
  Less - accumulated depreciation,
            depletion and amortization  . . . . . . . . . . . . . . .            (20,352)         (15,564)
                                                                             -----------      -----------
                                                                                  19,943           19,666
                                                                             -----------      -----------

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .              1,840              725
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                846              493
                                                                             -----------      -----------
                                                                             $    83,195      $    62,301
                                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        $    53,131      $    35,420
  Accrued and other liabilities . . . . . . . . . . . . . . . . . . .              2,173            2,387
  Current maturities of long-term debt  . . . . . . . . . . . . . . .              1,116              653
                                                                             -----------      -----------
               Total current liabilities  . . . . . . . . . . . . . .             56,420           38,460

Long-term debt, less current maturities . . . . . . . . . . . . . . .             10,403            9,263
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                574            1,345
                                                                             -----------      -----------
                                                                                  67,397           49,068
                                                                             -----------      -----------
Shareholders' equity:
   Common stock - $.10 par value, 7,500,000
        shares authorized, 4,197,597 shares outstanding . . . . . . .                420              418
  Contributed capital . . . . . . . . . . . . . . . . . . . . . . . .              9,897            8,470
  Retained earnings, after eliminating $13,931,000 of
        accumulated deficit on December 31, 1992  . . . . . . . . . .              5,481            4,345
                                                                             -----------      -----------
                Total shareholders' equity  . . . . . . . . . . . . .             15,798           13,233
                                                                             -----------      -----------
                                                                             $    83,195      $    62,301
                                                                             ===========      ===========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (In thousands)



                                                                                                           Total
                                                        Common        Contributed        Retained       Shareholders'
                                                         Stock          Captial          Earnings         Equity
                                                        -------       ------------       --------       -------------
BALANCE, December 31, 1993                                $417           $8,427           $1,452            $10,296

     Stock options exercised  . . . . . . . . . .            1               43                -                 44

     Net earnings   . . . . . . . . . . . . . . .            -                -            2,399              2,399
                                                          ----           ------           ------            -------

BALANCE, September 30, 1994 . . . . . . . . . . .         $418           $8,470           $3,851            $12,739
                                                          ====           ======           ======            =======

BALANCE, December 31, 1994                                $418           $8,470           $4,345            $13,233

     Stock options exercised  . . . . . . . . . .            2               62                -                 64

     Reduction in deferred tax
       valuation allowance  . . . . . . . . . . .            -            1,365                -              1,365

     Net earnings   . . . . . . . . . . . . . . .            -                -            1,136              1,136
                                                          ----           ------           ------            -------

BALANCE, September 30, 1995 . . . . . . . . . . .         $420           $9,897           $5,481            $15,798
                                                          ====           ======           ======            =======



   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  ---------------------------
                                                                                     1995             1994
                                                                                  ---------         ---------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   1,136         $  2,399
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization  . . . . . . . . . . . . .               5,791            1,296
    Deferred income tax provision . . . . . . . . . . . . . . . . . . .                 250            1,325
    Gain on sale of equipment . . . . . . . . . . . . . . . . . . . . .                (545)               -
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,124)             887
  Decrease (increase) in accounts receivable  . . . . . . . . . . . . .             (18,299)          (1,751)
  Decrease (increase) in inventories  . . . . . . . . . . . . . . . . .                (738)            (617)
  Decrease (increase) in prepaid and other  . . . . . . . . . . . . . .                (395)             (40)
  Increase (decrease) in accounts payable . . . . . . . . . . . . . . .              17,711            2,236
  Increase (decrease) in accrued liabilities  . . . . . . . . . . . . .                (214)          (1,172)
                                                                                  ---------         --------

     Net cash provided (required) by operating
        activities  . . . . . . . . . . . . . . . . . . . . . . . . . .               3,573            4,563
                                                                                  ---------         --------

INVESTING ACTIVITIES:
  Property and equipment additions  . . . . . . . . . . . . . . . . . .              (6,068)          (8,704)
  Proceeds from property sales  . . . . . . . . . . . . . . . . . . . .                 545              504
                                                                                  ---------         --------

     Net cash provided by (used in) investing
       activities   . . . . . . . . . . . . . . . . . . . . . . . . . .              (5,523)          (8,200)
                                                                                  ---------         --------

FINANCING ACTIVITIES:
  Borrowings from bank  . . . . . . . . . . . . . . . . . . . . . . . .               2,065            5,567
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . .                (462)            (375)
  Sales of stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  64               44
                                                                                  ---------         --------

    Net cash provided by (used in) financing
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,667            5,236
                                                                                  ---------         --------

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .                (283)           1,599

Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . .               2,695            3,323
                                                                                  ---------         --------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . .           $   2,412         $  4,922
                                                                                  =========         ========

Supplemental disclosure of cash flow information:

    Interest paid during the period . . . . . . . . . . . . . . . . . .           $     665         $    252
                                                                                  =========         ========

    Income taxes paid during the period . . . . . . . . . . . . . . . .           $     226         $     87
                                                                                  =========         ========



      The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at September 30, 1995 and results of operations and cash flows for the nine months ended September 30, 1995 and 1994. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - None

Item 6. - None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADAMS RESOURCES & ENERGY, INC.
                                      (Registrant)




Date:  November 4, 1995               By:  K. S. ADAMS, JR.
       ----------------------              ------------------------------------
                                           K. S. Adams, Jr.
                                           Chief Executive Officer




                                           RICHARD B. ABSHIRE
                                           ------------------------------------
                                           Richard B. Abshire
                                           Chief Financial Officer