Form 10-K405
period 1995-12-31
ADAMS RESOURCES & ENERGY INC
filed 1996-03-26
CIK 2178

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
             X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM        TO
                                               -------   -------
                          COMMISSION FILE NUMBER 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              74-1753147
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

              P.O. BOX 844
             HOUSTON, TEXAS                             77001
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 797-9966
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
Common Stock, $.10 Par Value                    American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

         A total of 4,198,098 shares of Common Stock were outstanding at March 11, 1996.

         The aggregate market value of the voting stock held by nonaffiliates as of March 11, 1996 was $11,751,815.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 24, 1996 are incorporated by reference in Part III.

                                     PART I

Items 1 and 2.  BUSINESS AND PROPERTIES.

General

         Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of oil and gas exploration and production, crude oil marketing, petroleum products marketing and tank truck transportation of petroleum products and liquid chemicals.

         The revenues and operating earnings for each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 1995 are set forth in Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein.

Oil and Gas Exploration and Production

         Since its inception, the Company has been actively engaged in domestic onshore oil and gas exploration and development activities, primarily in Texas and Oklahoma. Exploration offices are maintained at the Company's headquarters in Houston, Texas, with a district office in Oklahoma City, Oklahoma. The Company holds an interest in 232 wells, of which 79 are Company-operated.

         Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 1995. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the Company's fractional interests owned.

                              Oil Wells           Gas Wells         Total Wells
                             ------------        -----------        ------------
                             Gross   Net         Gross  Net         Gross   Net
                             -----  -----        -----  ----        -----  -----
Texas.................        103   18.29         13    3.06         116   21.35
Oklahoma..............         12    3.50          9    1.56          21    5.06
Other.................         87     .04          8     .63          95     .67
                              ---   -----         --    ----         ---   -----

                              202   21.83         30    5.25         232   27.08
                              ===   =====         ==    ====         ===   =====

     Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 1995.

                                                                Undeveloped
                                 Developed Acreage                Acreage
                                --------------------        --------------------
                                Gross          Net          Gross          Net
                                ------        ------        ------        ------
Texas ..................        42,848         8,292        50,083         9,790
Oklahoma ...............         3,265           592         2,141           820
Other ..................         3,911         1,185           671           609
                                ------        ------        ------        ------

                                50,024        10,069        52,895        11,219
                                ======        ======        ======        ======

         Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years during the period ended December 31, 1995. All drilling activity was onshore in Texas and Oklahoma.

                                       1995             1994             1993
                                    ----------       ----------       ----------
                                    Gross  Net       Gross  Net       Gross  Net
                                    -----  ---       -----  ---       -----  ---
Exploratory wells drilled
   - Productive                      --      --       --      --       --     --
   - Dry                              2     .38       --      --       --     --

Development wells drilled
   - Productive                      24    3.85       21    2.73        5    .68
   - Dry                              1     .07        1     .05       --     --

         Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 1995, are presented in the table below.

                                                         December 31,
                                               --------------------------------
                                               1995          1994          1993
                                               ----          ----          ----
                                                        (In thousands)
Crude oil (barrels) ...................           281           229          213
Natural gas (Mcf) .....................         7,692         8,759        5,547
Future net cash flows .................       $14,893       $13,131       $8,157
Present value of
   future net cash flows ..............       $10,102       $ 9,218       $5,165

         The estimates of the Company's oil and gas reserves and future net revenues therefrom as of December 31, 1995, were made by the Company's independent petroleum engineers, Ryder Scott Company. The reserve estimates provided at December 31, 1995 are based on oil prices of approximately $18.72 per barrel and natural gas prices of approximately $2.17 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas reserve quantities and prices reported herein include the value of associated natural gas liquids.

         Reserve estimates are based on many judgmental factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves involves continual revision of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and gas producing properties. Such estimates do not necessarily portray a realistic assessment of current value or future performance of such properties. Such revenue calculations are also based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance the actual timing of production will conform to or approximate such estimates. Also, certain assumptions have been made with respect to pricing; essentially, the estimates assume that prices will remain constant from the date of the engineer's estimates except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

         The Company's net oil and gas production for the three years ended December 31, 1995 has been as follows:

                     Year Ended                      Crude Oil          Natural
                    December 31,                     (Barrels)         Gas (Mcf)
                    ------------                     ---------         ---------
         1995...............................          105,000          3,055,000
         1994...............................           74,000          1,229,000
         1993...............................           54,000            885,000

         Certain financial information relating to the Company's oil and gas activities is summarized as follows:

                                                      Year Ended December 31,
                                                     --------------------------
                                                     1995       1994       1993
                                                     ----       ----       ----
                                                          (In thousands)
Average oil and condensate
  sales price per Bbl .........................     $16.58     $15.08     $16.33
Average natural gas
  sales price per Mcf .........................     $ 1.50     $ 1.94     $ 2.00
Average production cost,
  per equivalent Bbl, charged to expense ......     $ 2.16     $ 3.35     $ 4.72

The average crude oil and natural gas sales price received for December 1995 production was $17.95 per barrel and $1.85 per Mcf, respectively. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas prices reported herein include the value of associated natural gas liquids.

         The Company has had no reports to Federal authorities or agencies of estimated oil and gas reserves and the Company is not obligated to provide any fixed and determinable quantities of oil or gas in the future under existing contracts or agreements.

         Reference is made to the Supplementary Financial Data following the Notes to Consolidated Financial Statements for additional disclosures relating to oil and gas exploration and production activities.

Crude Oil Marketing

         The Company's crude oil marketing subsidiaries, GulfMark Energy, Inc. and Ada Crude Oil Company, purchase crude oil at the wellhead and arrange transportation to refiners and other customers. Crude oil acquired at the wellhead is transported via common carrier pipeline, barge or truck, with activity primarily concentrated on properties located offshore Louisiana and onshore throughout Texas. Crude oil purchases at the wellhead approximate 45,000 barrels per day. In addition, on a fee for service basis, the Company hauls approximately 4,000 barrels per day of saltwater from the wellhead to approved disposal sites. As part of its crude oil marketing business, the Company currently operates 25 tractor-trailer rigs and maintains 23 pipeline injection stations, all within the state of Texas.

         Crude oil is generally purchased at field posted prices that fluctuate with market conditions. The crude oil is transported and either sold outright at the field level or the Company will enter into buy-sell arrangements (trades) in order to minimize transportation or to maximize the sales prices. Except in certain limited situations where back-to-back fixed price trades are in place, the contracted sales price is also pegged to a posted price that fluctuates with market conditions, thus reducing the Company's loss exposure from sudden changes in crude oil prices. Sales of crude oil are facilitated in the industry by established trade points that include Cushing, Oklahoma, St. James, Louisiana and Midland, Texas. A key element of the Company's profitability is the differential between market prices at the field level and at the various trade points. Such price differentials will vary with local supply and demand conditions and unforeseen fluctuations in price differentials can impact the Company's financial results in either a favorable or an unfavorable manner. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions will remain.

         Crude oil marketing revenues totaled $780 million for 1995 and the Company believes alternative customers are available should any of its customers reduce their purchases.

Petroleum Products Marketing

         Through its subsidiary Ada Resources, Inc., the Company markets branded and unbranded refined petroleum products, such as gasoline and diesel fuel, at the wholesale level and directly to commercial and consumer accounts. The marketing service area includes primarily metropolitan Houston and the surrounding one hundred miles. Branded supply contracts are with Phillips Petroleum Company, Citgo Petroleum Company, and Conoco, Inc. The contracts require that purchases be made at the suppliers' established jobber prices with such prices generally being lower than the Company's sales price to its customers. The Company relies upon such sales price differentials for its margin of profit. In order to secure certain market outlets, the Company will, from time to time, assist third parties by financing a portion of the construction costs of facilities for purposes of conducting gasoline service station operations. Earnings stem from the lease of the property and sales of gasoline. The Company is currently involved with 17 such properties.

         The Company is also a supplier of industrial lubricants, oils and greases. A number of branded and unbranded products are offered for commercial industrial lubricant needs, with Unocal, Mobil, Amoco, Phillips, and Shell Oil Company being the primary branded suppliers. The

Company's primary product distribution and warehousing facility is located on
5.5 acres in Houston, Texas. This facility includes a 60,000 square foot warehouse, 11,000 square feet of office space, bulk storage for 100,000 gallons of motor fuels and a high speed loading rack and storage facility for 110,000 gallons of lubricating oil.

         Petroleum products marketing revenues totaled $24 million for 1995 and the Company believes alternative customers are available should any of its customers reduce their purchases.

Tank Truck Transportation

         Through its Service Transport Company subsidiary, the Company transports liquid chemicals and petroleum products on a "for hire" basis throughout the Continental United States and Canada. Transportation service is provided to over 400 customers under contracts or on a call and demand basis. Pursuant to regulatory requirements, the Company holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation.

         The Company presently operates 155 truck tractors and 269 tank trailers and also operates truck terminals in Houston, Texas, Corpus Christi, Texas and Geismar, Louisiana. The Company's primary terminal facility in Houston, is situated on 22 acres and includes maintenance facilities, an office building and a six bay state of the art internal tank washrack and water treatment system.

         Service Transport Company has established and is maintaining a Quality System Certificate for the carriage of bulk liquids including tank trailer cleaning facilities and equipment maintenance. This certificate was issued to the Company in accordance with the requirements of ISO-9002. The Company's quality process is one of its major assets. The practice of using statistical process control covering safety and on-time assurance allows the Company to continuously improve in all areas of quality service to customers.

Other Operations

         The Company previously operated three coal mining subsidiaries. Due to continuing losses and the capital requirements of these subsidiaries, the Company began in 1982 to liquidate its coal assets. Presently, the Company only retains a royalty interest in certain coal properties. All environmental obligations associated with the former coal properties have been satisfied except for one 280-acre area in Kentucky where in November 1992, the Company received final approval on a proposed post-mining land use plan. This project commenced in 1993 and was substantially completed in 1995.

         The Company maintains its executive offices in the APC Building, located at 6910 Fannin, Houston, Texas. The Company holds the master lease on the building, which contains approximately 100,000 square feet of rentable space. The Company occupies 20% of the rentable office space and an additional 50% of the office space is sublet to others. The remaining office space is available for sublease from the Company.

Employees

         At December 31, 1995 the Company employed 378 persons, 20 of whom were employed in oil and gas exploration and production, 87 in the marketing of crude oil and petroleum products, 257 in transportation operations and 14 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

Competition

         In all phases of its operations, the Company encounters strong competition from a number of companies, including some very large companies. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company faces competition principally in pricing and quality of service. In its oil and gas operation, the Company also competes for the acquisition of mineral properties. The Company's marketing division also competes with integrated oil companies which in some cases own or control a majority of their own refining and marketing facilities. These major oil companies may offer their products to others on more favorable terms than those available to the Company. The Company is a minor competitor in all the businesses in which it has operations.

         From time to time in recent years, there has been an oversupply of crude oil and natural gas in the marketplace. This in turn has led to a reduced level of prices for crude oil and natural gas, and as a result, there is a high degree of uncertainty regarding the future market price for oil and gas. Historically, however, demand for oil and gas has been in balance with readily available supplies, and the Company believes the long-term prospects for the oil and gas industry continue to be good.

Federal and State Taxation

         The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended. Because of available net operating loss and statutory depletion carryforwards, the Company's cash flow is not currently affected significantly by federal taxation. The Company is, however, affected by the alternative minimum tax provisions of the federal law. Under certain provisions of the alternative minimum tax, the availability of tax loss carryforward to offset taxable income is limited to 90% of alternative minimum taxable income. As a result of this combination of factors, the Company will generally pay a 2% effective federal tax rate until such time as its tax loss carryforwards are fully utilized or expired.

         The Company's operations are primarily conducted within the State of Texas. As such, the Company is subject to a 4.5% tax on corporate net taxable income as computed for federal income tax purposes.

         Oil and gas activities are also subject to state and local income, severance, property and other taxes. Management believes the Company is currently in compliance with all federal and state tax regulations.

                     Environmental Compliance and Regulation

         The Company is subject to an extensive variety of evolving United States federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. A non-exclusive listing of the environmental laws which potentially impact the Company's Regulated Environmental Activities is set out below:

Resource Conservation and Recovery Act of 1976, as amended in 1984 ("RCRA")--The United States Congress enacted RCRA in 1976 and amended it in 1984. RCRA established a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA creates a "cradle to grave" system for managing hazardous wastes. Those who generate, transport, treat, store or dispose of waste above certain quantities are required to undertake certain performance, testing and record keeping. The 1984 amendments to RCRA known as the Hazardous and Solid Waste Amendments "HSWA" increased the scope of RCRA to regulate small quantity hazardous waste generators and waste oil handlers and recyclers as well as require the identification and regulation of underground storage tanks in which liquid petroleum or hazardous substances were stored. HSWA and its implementing regulations require the notification to designated state agencies of the existence and condition of regulated underground storage tanks and impose design, construction and installation requirements; leak detection, reporting, and cleanup requirements; tank closure and removal requirements; and fiscal responsibility requirements. RCRA specifically excludes "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy."

Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") as amended in 1986--CERCLA established the Superfund program to clean up inactive sites at which hazardous substances had been released. Superfund has been interpreted to create strict, joint and several liability for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Superfund liability extends to generators of hazardous substances, as well as to (i) the current owners and operators of a site at which hazardous substances were disposed; (ii) any prior owner or operator of the site at the time of disposal; and (iii) waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA allows the United States Environmental Protection Agency ("EPA") to investigate and remediate contaminated sites and to recover the costs of such activities (response costs), as well as damages to natural resources, from parties specified as liable under the statute. CERCLA also authorizes private parties who incur response costs to seek recovery from statutorily liable parties. CERCLA was amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). SARA provides a separate funding mechanism for the clean up of underground storage tanks. CERCLA excludes petroleum, including crude oil or any fraction thereof, with certain limitations from the definition of "hazardous substances" for which liability for clean up of a contaminated site will attach. This exclusion also applies to those otherwise hazardous substances which are inherent in petroleum, but not to those added to or mixed with petroleum products.

The Clean Water Act of 1972, as amended (the "Clean Water Act")-The Clean Water Act establishes water pollutant discharge standards applicable to many basic types of manufacturing facilities and imposes standards on municipal sewage treatment plants. The Clean Water Act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Many industrial and governmental facilities must apply for and obtain discharge permits, monitor pollutant discharges and under certain conditions reduce certain discharges. The Clean Water Act also requires pre-treatment of certain discharges prior to release into a publicly owned treatment works.

Federal Oil Pollution Act of 1990 ("OPA")--The OPA amends the Clean Water Act and expands the liability for the discharge of oil into navigable waters. Liability is triggered by discharge or substantial threat of a discharge of oil into navigable waters of adjoining shoreline from any vessel or any on-shore or off-shore facility. OPA defines three classes of parties subject to liability:
1) owners, operators, and persons chartering vessels; 2) lessees and permitees of areas where off-shore facilities are located; and 3) owners and operators of on-shore facilities.

The Clean Air Act of 1970, as amended (the "Clean Air Act")--The Clean Air Act required EPA to establish and ensure compliance with national ambient air quality standards ("NAAQS") for certain pollutants. The NAAQS generally are to be achieved by the individual states through state implementation plans ("SIPs"). SIPs typically attempt to meet the NAAQS by, among other things, regulating the quantity and quality of emissions from specific industrial sources. As required by the Clean Air Act, EPA also has established regulations that limit emissions of specified hazardous air pollutants and other regulations that limit emissions from new industrial sources within certain source categories. The Clean Air Act was amended extensively in 1990, to, among other things, impose additional emissions standards that must be implemented by the EPA through regulations. The implementation of Clean Air Act requirements is accomplished in Texas by the Texas Natural Resources Conservation Commission ("TNRCC").

The Toxic Substances Control Act of 1976 ("TSCA")--TSCA authorizes the EPA to gather information on the risks of chemicals, and to monitor and regulate the manufacture, distribution, processing, use and disposal of many chemicals.

The Emergency Planning and Community Right-to-Know Act ("EPCRA")--EPRCA requires emergency planning notification, emergency release notification and reports with respect to the storage and release of specified chemicals. Industry must provide information to communities regarding the presence of extremely hazardous substances at facilities within those communities.

The Occupational Safety and Health Administration Act ("OSHA")--OSHA regulates exposure to toxic substances and other forms of workplace pollution. The Department of Labor administers OSHA. OSHA specifies maximum levels of toxic substance exposure. OSHA also sets out a "right-to-know" rule which requires that workers be informed of, and receive training relating to, the physical and health hazards posed by hazardous materials in the workplace.

Texas Clean Air Act and Texas Natural Resources Conservation Commission Regulations--Pursuant to the federal Clean Air Act and the Texas Clean Air Act, the TNRCC has established rules that, among other things, regulate various types of emissions from industrial sources. Among these rules is a requirement that each industrial source in Texas that emits any air pollutant be authorized by a permit, or be exempt from permitting through a standard exemption or because such facility was in existence as of August 30, 1971 and has not been modified since then (i.e., is "grandfathered"). Industrial sources that are located in areas in which the NAAQS have not been attained for certain pollutants ("non-attainment areas") and that emit such pollutants, are often subject to additional and/or more stringent rules than similar facilities located in attainment areas.

Texas Solid Waste Disposal Act ("TSWDA")--The TSWDA and the TNRCC regulations promulgated thereunder regulate the generation and management of industrial solid waste, including hazardous waste, and municipal solid waste. These regulations include permitting requirements applicable to most facilities that manage such wastes. The TNRCC regulations relating to the generation and management of hazardous wastes implement the requirement of RCRA (discussed above). The TSWDA also contains enforcement provisions that allow for civil and criminal penalties and/or injunctive relief for violations of the TSWDA and/or associated regulations. A state "superfund" program, which is similar to the federal Superfund program, was also established by the TSWDA to provide remediation of inactive sites at which hazardous substances have been released.

Texas Water Code--Chapter 26 of the Texas Water Code and the TNRCC regulations promulgated thereunder prohibit the unauthorized discharge of waste into or adjacent to waters of the State. They also regulate (including requiring permits) industrial, domestic, and municipal wastewater discharges to ensure that the state water quality standards are satisfied. The Texas Water Code contains enforcement provisions that provide for civil and/or criminal penalties and/or injunctive relief for violations of the Texas Water Code and/or associated regulations. Another program mandated by the Texas Water Code regulates underground storage tanks that store certain materials, including among other materials gasoline, oil, and other petroleum products, and established a fee-based fund to remediate contamination from leaking underground storage tanks.

Texas Oil Spill Prevention and Response Act of 1991 ("OSPRA")--With respect to oil spills in the marine environment, OSPRA provides a comprehensive legal framework and funding system allowing the State to establish and monitor oil spill prevention and response requirements for vessels and facilities that handle oil, to establish and carry out an effective program for state response to oil spills, to provide timely and equitable settlement and compensation of claims for those harmed by oil spills, and to provide for assessment and restoration for environmental damage from oil spills. OSPRA supports and compliments OPA.

State and Local Government Regulation--Many states have been authorized by the EPA to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state as well as local authorities that regulate the environment, some of which impose more stringent environmental standards than Federal laws and regulations. The penalties for violations of states law vary but typically include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance.

Oil and Gas Operations--The Company's oil and gas drilling and production activities are generally subject to existing laws and regulations relating to environmental quality and pollution control. One associated aspect of the Company's oil and gas operation is the disposal of used drilling fluids, saltwater, and crude oil sediments. In addition, at times low-level naturally occurring radiation may occur with the production of crude oil and natural gas. The Company's policy in these areas has been to comply with environmental regulations and industry standards as they have historically existed. Environmental standards in these areas are becoming increasingly stringent and the Company, from time to time, has been required to remediate past practices. Management believes that such required remediations in the future, if any, will not have a material adverse impact on the Company's financial position or results of operations.

         All states in which the Company owns significant producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. Regulations generally require permits for the drilling of wells and extend to the spacing of wells, the prevention of waste of oil and gas reserves, the rate of production, prevention and clean-up of pollution and other matters. In Texas, the Texas Railroad Commission is the state agency with primary jurisdiction for regulating oil and gas operations.

         Historically, the Federal government has instituted a number of regulations designed to control and limit the market price for crude oil and/or natural gas. Under the current weak market conditions and the recent deregulation practices of the federal government, this area of federal law does not generally impact the Company's operations.

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks. The EPA's Office of Underground Tanks has established regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and nonsudden accidental releases arising from operating underground tanks. In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks. Should leakage develop in an underground tank, the Company would be obligated to provide for clean up costs, subject to certain recoveries from the State of Texas sponsored clean up fund.

Transportation Operations--The Company's tank truck operations are conducted pursuant to authority of the United States Department of Transportation and various State regulatory authorities. The Company's transportation operations must also be conducted in accordance with various laws relating to pollution and environmental control.

Former Coal Operations--Under Kentucky and Illinois law and the Federal Surface Mining Control and Reclamation Act of 1977, the Company was required to obtain permits prior to beginning active mining operations. In order to obtain a permit, the Company was required to show that its mining operations would meet certain reclamation and environmental standards. The Company believes it has complied in all respects with the regulations under which the permits were issued.

         In November 1979, the U.S. Office of Surface Mining ("OSM") issued Buckley Mining Corporation, a subsidiary of the Company, a notice of violation affecting certain surface mined areas. When mining operations began, Buckley had the approval of the land owners and permits from the State of Kentucky which, if certain conditions were met, would allow Buckley to leave the resulting cuts along the hillsides, fronting a state highway, as a level area for the development of residential homesites. However, the Surface Mining Control and Reclamation Act of 1977 (the "Act") requires operators of surface mines to restore mined areas to their original contour. If applied literally, the Act would require Buckley to restore the contour to an approximate 280-acre area, which would cause significant costs to be incurred. In response, Buckley submitted an application to the State of Kentucky to receive a mining permit under certain provisions of Section 711 of the Act, and in November 1992, the State of Kentucky in consultation with OSM, approved the Company's permit application. In the interim, in 1989 the local school district purchased a portion of the previously mined area and constructed a high school. The actions of the school board supported Buckley's and the landowner's contention that the site was most suitable for development. In 1995, the Company substantially completed its reclamation obligation in accordance with the revised permit and the State of Kentucky reduced certain performance bond requirements as the work progressed. The Company is currently awaiting final approval from the State of Kentucky and the OSM.

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company's facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s) which could materially and adversely affect the Company's business. While the company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, the Company, given the nature of its business, is subjected to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.

Item 3.  LEGAL PROCEEDINGS

         In the normal course of business, the Company and its subsidiaries become involved in litigation incident to operations. Management is of the opinion that ultimate resolution of all matters of litigation and dispute will not have a material adverse impact on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The persons who are currently serving as executive officers of the Company, their ages and the positions they hold with the Company are as follows:

       Name                 Age                Positions with the Company
------------------          ---          ---------------------------------------
K. S. Adams, Jr.            73           Chairman, President and Chief Executive
                                         Officer
William R. Sharp            71           Vice President-Oil and Gas
Claude H. Lewis             52           Vice President-Land Transportation
Richard B. Abshire          43           Vice President-Finance
David B. Hurst              42           Secretary

         Each officer has served in his present position for at least five years. No family relationship exists between any of the officers. Mr. Hurst is a partner in the law firm of Chaffin & Hurst.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 1994.

                                                      American Stock Exchange
                                                      -----------------------
         Year                                           High          Low
         ----                                           ----          ---
         1994
           First Quarter.........................       5 1/4        4 7/16
           Second Quarter........................       6 1/8        4 7/8
           Third Quarter.........................       8 3/4        5 5/8
           Fourth Quarter........................      10 3/4        7

         1995
           First Quarter ........................      10            7 1/2
           Second Quarter .......................       8 5/8        7 1/2
           Third Quarter ........................       8 3/8        6 3/8
           Fourth Quarter .......................       7 3/8        4 7/8

         At December 31, 1995 there were 949 holders of record of the Company's common stock and the closing stock price was $7 1/8 per share.

         The terms of the Company's bank loan agreement require the Company to retain at least 50% of annual net income as an addition to total shareholders' equity, thus such amount would not be available for payment of cash dividends on the Company's common stock.

         On each of December 15, 1995 and 1994, the Company paid an annual cash dividend of $0.05 and $0.03, respectively, to all holders of its commons stock of record on December 1st of each year. Such dividends aggregated $207,812 and $124,003, respectively.

Item 6.  SELECTED FINANCIAL DATA


                   FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA



                                                         Years Ended December 31,
                                         ---------------------------------------------------------
                                           1995          1994       1993       1992         1991
                                         --------      --------   --------   --------     --------
                                                   (In thousands, except per share data)
Revenues:
    Marketing..........................  $803,669      $610,944   $675,915   $529,941     $102,209
    Transportation.....................    21,390        20,455     16,687     16,752       14,911
    Oil and gas........................     6,378         3,586      2,733      2,957        2,636
                                         --------      --------   --------   --------     --------
                                         $831,437      $634,985   $695,335   $549,650     $119,756
                                         ========      ========   ========   ========     ========

Operating earnings:
    Marketing..........................  $  2,496      $  2,114   $  1,303   $    477     $    471
    Transportation.....................     2,045         2,923      2,354      1,764        2,252
    Oil and gas .......................    (1,410)(1)     1,272        861      1,227        1,288
                                         --------      --------   --------   --------     --------
                                            3,131         6,309      4,518      3,468        4,011
Other income(expenses):
    General and administrative.........    (2,176)       (2,018)    (2,015)    (2,117)      (1,737)
    Property sales and other...........     1,134           583          4        162          (66)
    Interest ..........................      (526)         (106)      (189)      (223)        (327)
                                         --------      --------   --------   --------     --------
Earnings before income taxes ..........     1,563         4,768      2,318      1,290        1,881

Income tax provision
    Current............................       100           305        150        138          124
    Deferred...........................       238         1,446        716        391           --
                                         --------      --------   --------   --------     --------
                                              338         1,751        866        529          124
                                         --------      --------   --------   --------     --------
Earnings before cumulative effect
    of accounting change...............     1,225         3,017      1,452        761        1,757
Cumulative effect of accounting
    change ............................        --            --         --      3,391(2)        --
                                         --------      --------   --------   --------     --------
Net earnings...........................  $  1,225      $  3,017   $  1,452   $  4,152     $  1,757
                                         ========      ========   ========   ========     ========

Earnings per common share:
    Before cumulative effect of
      accounting change................  $    .29      $    .72   $    .35   $    .18     $    .45
    Cumulative effect of accounting
      change...........................        --            --         --        .82           --
                                         --------      --------   --------   --------     --------
Net earnings ..........................  $    .29      $    .72   $    .35       1.00     $    .45
                                         ========      ========   ========   ========     ========

FINANCIAL POSITION
Working capital........................  $  5,115      $  2,957   $  2,773   $  2,504     $  2,800
Total assets...........................    80,432        62,301     50,295     58,126       20,614
Long-term debt, net of
    current maturities ................    10,589         9,263      3,947      3,914        3,723
Shareholders' equity...................    15,678        13,233     10,296      8,834        7,371
Dividends on common shares.............       207           124         --         --           --


(1) The oil and gas operating loss in 1995 resulted from reduced prices for natural gas and an increased provision for depreciation, depletion and amortization ("DD&A"). Contributing to increased DD&A were certain write-downs of oil and gas property costs. See Note 1 to the Consolidated Financial Statements.

(2) Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109-"Accounting for Income Taxes". Primarily due to the availability to tax net operating loss carryforwards, the Company recorded a cumulative accounting adjustment in order to reflect this deferred tax asset.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of 1995 to 1994

Marketing

         Marketing segment profitability is dependent upon the spread between the price paid to suppliers for the commodity purchased (i.e., crude oil or refined products) and the sales price to the end market customer less distribution costs. Since the Company is marketing a commodity, the gross purchase price at the supplier level and the gross sales price at the customer level tend to move in unison. However, the spread between purchase and sales contracts will vary with localized supply and demand conditions. In a commodity business, operating margins as a percentage of gross revenues are typically very narrow; e.g., less than 1/2 of 1% in the case of crude oil. As a small margin, high volume business, a relatively minor change in the spread can have a significant impact on earnings.

         Gross revenues for the Company's Marketing operations increased by $192,725,000 in 1995, or 31%. A greater number of crude oil buy/sell arrangements were entered into in order to maximize profitability. The core of the Company's crude oil marketing operation, the purchase of crude oil at the wellhead, remained consistent between the periods at approximately 45,000 barrels per day. The Company's strategy for crude oil marketing is to link purchase and sales contracts to established quotations (postings) that move with general market trends. Thus, the Company is substantially insulated from the impact of general movements in world crude oil prices. Because of the Company's crude oil marketing strategy, absolute world crude oil prices had little or no impact on current operating margins. Marketing division operating margins for 1995 were $2,496,000 versus $2,114,000 in 1994. While the Company policy is designed to minimize market risk, some degree of exposure to unforeseen market conditions remains.

Transportation

         Transportation revenues remained fairly consistent between the comparative years. However, operating margin decreased by 30% to $2,045,000 because the Company's cost structure increased while trucking rates decreased as a result of the January 1, 1995 deregulation of intrastate rates. Increased costs are attributable to competitive pressures to increase driver wages and improve the level of service. In addition, the Company is in the process of increasing its sales volumes to better match its expanded terminal facility and the fleet capacity. As an improved balance between sales volumes and service capacity is obtained, profitability should improve dramatically.

         As presently configured, the Transportation division's fixed costs are approximately $10 million per year and consist primarily of tractor-trailer rentals, insurance and terminal operating expenses. Variable costs, which typically approximate 40 percent of gross revenues, consist primarily of drivers' wages and fuel. Historically, when revenues increasingly exceed the Company's fixed cost requirements, operating profits increase at an even faster rate, and vice versa. As a result of varying demand conditions, revenues and operating earnings may experience significant variations between periods.

Oil and Gas

         Oil and gas revenues doubled in the current period to $6,378,000 as a direct result of increased oil and gas production volumes stemming from the Company's recent drilling efforts. Volumes and average prices compare as follows:

          Year Ended                Crude Oil                 Natural Gas
          Year Ended         -----------------------   -------------------------
         December 31,        Barrels      Avg. Price     Mcf's        Avg. Price
         ------------        -------      ----------   ---------      ----------
         1995 .......        105,000        $16.58     3,055,000        $1.50
         1994 .......         74,000        $15.08     1,229,000        $1.94
         1993 .......         54,000        $16.33       885,000        $2.00

         The oil and gas division experienced a $1,410,000 operating loss in 1995 as a result of reduced prices for natural gas and an increased provision for depreciation, depletion and amortization. The provision for depreciation, depletion and amortization in 1995 was $6,460,000 as compared to $1,304,000 in 1994. The provision increased in 1995 because of (1) increased capital costs and production volumes associated with the Company's recent oil and gas drilling activity, (2) negative current year reserve revisions relative to such activity,
(3) depressed natural gas prices coupled with marginal results from drilling efforts, causing the Company to record a $900,000 write-down of its unproved oil and gas leasehold position and (4) the Company's early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of", resulting in a $677,000 write-down of capitalized oil and gas property costs.

Other income (expense)

         During 1995, the Company substantially completed its coal land reclamation obligations and obtained general approval from the state of Kentucky. As a result, the Company reduced its estimated liability for future coal related costs by $482,000. The Company also recognized a $704,000 gain during 1995, when 19 tractors and 22 trailers were sold.

         Interest expense has increased in 1995 because the Company increased its level of debt during 1994 and 1995 to finance its drilling activity.

Income tax provision

         During 1995, the Company reduced its estimated effective tax rate to reflect the recognition of approximately $221,000 in statutory depletion tax benefits which the Company expects to ultimately realize.

Comparison of 1994 to 1993

Marketing

         Gross revenues for the Company's Marketing operations decreased by $64,971,000, or 10%, for 1994 relative to 1993 as a result of generally lower world crude oil prices. In contrast to lower crude oil prices, the Company's purchases of crude oil at the wellhead remained consistent at approximately 45,000 barrels per day. As a result of a general improvement in the 1994 spreads between the acquisition cost of crude oil and its resale price, operating margins for 1994 were increased to $2,114,000 from $1,303,000 in 1993.

Transportation

         Transportation revenues increased by 22% and operating margins increased by 24% to $20,455,000 and $2,923,000, respectively, for 1994. These increases were a direct result of strong overall demand from the Company's petrochemical industry customer base.

Oil and Gas

         Although crude oil and natural gas prices were reduced during much of 1994 relative to 1993, the Company improved its oil and gas revenues and operating margin to $3,586,000 and $1,272,000 respectively. These improvements resulted from increased production volumes stemming from 1994 drilling efforts.

Other

         Other income of $583,000 in 1994 was primarily attributable to the Company's former coal operations. The Company sold an overriding royalty interest in certain previously owned coal reserves and settled a related claim.

Liquidity and Capital Resources

    Overview

         The Company's liquidity and its capital investment program are primarily a function of the level of ongoing annual net earnings as adjusted by the non-cash provisions for depreciation, depletion and federal income taxes (See the discussion below concerning the availability of net operating loss carryforwards and other tax assets to offset taxable income). In recent years, the Company has utilized its available cash flow as defined above to make discretionary investments in its oil and gas, transportation and marketing businesses. The table below illustrates this relationship.

                                         1995            1994            1993
                                       --------        --------        --------
                                                    (In thousands)
Net earnings ......................    $  1,225        $  3,017        $  1,452
Depreciation, depletion
  and amortization ................       7,649           2,207           1,520
Non-cash income taxes .............         238           1,446             716
                                       --------        --------        --------
Funds provided by
  operations ......................       9,112           6,670           3,688
Oil and gas loan proceeds .........        --             5,200            --
                                       --------        --------        --------
Funds available ...................       9,112          11,870           3,688
Property and equipment
  additions .......................      (6,865)        (12,946)         (3,205)
                                       --------        --------        --------
Net cash flow .....................    $  2,247        $ (1,076)       $    483
                                       ========        ========        ========


         Historically, the Company's operating earnings from its diversified operations have been stable and reliable. Management relies on the continued stability of this earnings stream in making capital project decisions. All capital projects are divided into manageable segments and the timing of their implementation is accelerated or delayed based on current cash flows.

         The balancing factor for the Company's short term cash needs is the Company's bank line of credit. For the past five years and currently the Company has maintained an approximate $4 - 6 million bank line of credit. Day-to-day fluctuations in cash flow needs are accommodated by daily borrowing or repayments on the line of credit. While the Company's bank line of credit is fully secured, the bank is primarily relying on the Company's ability to generate cash flow from continuing operations for repayment.

         In 1994, the Company purchased for approximately $5 million an average 35% interest in approximately 63,000 prospective oil and gas leasehold acres. Because of the relative significance of this purchase, the Company was unable to fund this property addition through normal operating cash flow. As a result, a $5.2 million term loan was obtained from the Company's primary bank lending institution. See Note 2 to Consolidated Financial Statements.

         Also important to the Company's liquidity and capital availability is the Company's ability to conduct its truck fleet management program through lease financing transactions. The Company has readily found lease financing from a number of major national leasing concerns. See Note 8 to Consolidated Financial Statements. The Company's philosophy is to maintain a modern, up-to-date fleet of tractors and trailers to accommodate demand for its services. This requires frequent replacements as well as modest growth in the size of the fleet. Since tractors and trailers hold their value and there is a large active secondary market for such used equipment, historically the Company has realized gains upon the disposition of such equipment.

         With respect to the other components of working capital such as accounts receivable and accounts payable, because of the high volume of transactions that flow through the Company, such items can fluctuate dramatically from day to day and no particular significance should be ascribed to such variations. A key factor that provides order and discipline is the practice of the crude oil industry to settle all accounts by cash payment on the 20th of the month following inception of the date of the transaction. Since 90% of the Company's business is tied to crude oil marketing, this settlement process is critical and the Company relies on payments received from its customers to satisfy the requirements to pay its suppliers on the same day. See
Note 5 to Consolidated Financial Statements for a discussion of "Concentration of Credit Risk." Also, with respect to the other components of working capital, the Company relies on its bank lines of credit to balance day-to-day cash needs.

    Banking Relationships

         The Company's bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The working capital loan provides for borrowing up to $5 million based on 80% of eligible accounts receivable and 50% of eligible inventories. Available borrowing capacity under the line is calculated monthly and as of December 31, 1995 was established at $3,175,000. The working capital loan also provides for the issuance of letters of credit for the account of the Company, and the amount of each letter of credit obligation is deducted from the borrowing capacity for so long as the letter of credit is outstanding. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $3 million, with the next scheduled redetermination date being September 1, 1996. The line of credit loans are scheduled to expire on October 31, 1997, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of December 31, 1995, bank debt outstanding under the Company's two revolving credit facilities totaled $6,120,000, with letters of credit outstanding totaling $25,000.

         In 1994, the Company entered into a $5,200,000 term note with its primary bank to finance certain oil and gas leasehold interests. The note becomes due and payable in installments of $433,333 due on each of September 30, 1996 and December 31, 1996, with a final payment of $4.3 million due on January 26, 1997. Interest on the $5,200,000 term note is at the lender's quoted Eurodollar rate (LIBOR) plus 1-1/4%. The loan is supported by an agreement between the bank and the Company's affiliate, KSA Industries, Inc., that requires KSA Industries, Inc. to purchase the note should the Company incur an event of default.

         The Company's GulfMark subsidiary maintains a separate banking relationship in order to support its crude oil purchasing activities. GulfMark has established a bank letter of credit facility that is maintained on a month-to-month basis in order to secure the purchase of crude oil. In addition to providing letters of credit, GulfMark's banking institution will also finance up to $500,000 of crude oil inventory and up to $1 million of certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 2 percent. Outstanding borrowings under this facility totaled $725,000 as of December 31, 1995.

Investment Activities

         During 1995, the Company invested approximately $4.8 million in oil and gas projects and $1.1 million for expansion of its truck terminal and fleet. An additional $900,000 was invested in equipment for the Company's marketing operations. Oil and gas exploration and development efforts continue and the Company plans to invest approximately $2.5 million toward such projects in 1996. An additional $1 million is anticipated to be invested during 1996 toward improvements in the Company's marketing and transportation facilities.

         During 1995, the Company entered into operating lease transactions with an annual lease cost of approximately $725,000 to acquire 22 tractors and 52 trailers for use in its trucking fleet. Nineteen tractors and 22 trailers were replacement units and the remaining equipment represents an addition to the fleet.

Other

         During 1995, the Company expended approximately $450,000 to substantially complete remaining coal land reclamation obligations. Such funding came from the Company's general working capital. However, upon final approval of the project, the State of Kentucky is obligated to release to the Company approximately $1,033,000 of Company funds that have been escrowed to insure compliance with all state regulations. The Company anticipates release of a substantial portion of such funds during 1996.

         As a result of certain tax loss and statutory depletion carryforwards, the Company's obligation to pay federal income taxes is substantially reduced until such time as the tax loss carryforwards are fully utilized or expired. Because of this situation, the Company is required to pay state income and federal alternative minimum tax only. As a result, the Company's recorded provision for federal income taxes represents primarily a non-cash charge to earnings based on the federal statutory tax rate until such time as the Company's carryforward items are fully utilized or expire. See also Note 4 to Consolidated Financial Statements.

         From time to time in recent years there has been an oversupply of crude oil and natural gas in the marketplace. This in turn has led to a reduced level of prices for crude oil and natural gas, and as a result, there is a high degree of uncertainty regarding the future market price for oil and gas. Historically, however, demand for oil and gas has been in balance with readily available supplies, and the Company believes the long-term prospects for the oil and gas industry continue to be good.

Item 8.          ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ............................      II-10

FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of
           December 31, 1995 and 1994 ...............................      II-11

         Consolidated Statement of Earnings for
           the Years Ended December 31, 1995,
           1994 and 1993 ............................................      II-12

         Consolidated Statement of Shareholders'
           Equity for the Years Ended
           December 31, 1995, 1994 and 1993..........................      II-13

         Consolidated Statement of Cash Flows
           for the Years Ended December 31,
           1995, 1994 and 1993.......................................      II-14

         Notes to Consolidated Financial Statements .................      II-15

         Supplementary Financial Data................................      II-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Adams Resources & Energy, Inc.:

         We have audited the accompanying consolidated balance sheet of Adams Resources & Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the Consolidated Financial Statements, effective December 31, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ".

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 12, 1996

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                              December 31,
                                                       ------------------------
                                                          1995            1994
                                                       --------        --------
                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents ......................       $  4,037        $  2,695
Accounts receivable, net .......................         50,484          35,952
Inventories ....................................          3,177           2,218
Prepaid and other ..............................          1,020             552
                                                       --------        --------
Total current assets ...........................         58,718          41,417
                                                       --------        --------

PROPERTY AND EQUIPMENT:
Marketing ......................................          5,803           4,964
Transportation .................................          9,830           9,374
Oil and gas (successful efforts method) ........         23,364          19,891
Other ..........................................          1,014           1,001
                                                       --------        --------
                                                         40,011          35,230
Less - Accumulated depreciation, depletion
and amortization ...............................        (21,067)        (15,564)
                                                       --------        --------
                                                         18,944          19,666
                                                       --------        --------

DEFERRED INCOME TAXES ..........................          2,065             960

OTHER ASSETS ...................................            705             258
                                                       --------        --------

                                                       $ 80,432        $ 62,301
                                                       ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...............................       $ 49,537        $ 35,420
Accrued and other liabilities ..................          2,416           2,387
Current maturities of long-term debt ...........          1,650             653
                                                       --------        --------
Total current liabilities ......................         53,603          38,460

LONG-TERM DEBT, less current maturities ........         10,589           9,263

OTHER LIABILITIES ..............................            562           1,345
                                                       --------        --------
                                                         64,754          49,068
                                                       --------        --------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 1,000,000
shares authorized, none outstanding ............           --              --
Common stock, $.10 par value, 7,500,000 shares
authorized, 4,197,598 and 4,180,596 shares
issued and outstanding .........................            420             418
Contributed capital ............................          9,895           8,470
Retained earnings since December 31, 1992 ......          5,363           4,345
                                                       --------        --------
Total shareholders' equity .....................         15,678          13,233
                                                       --------        --------
                                                       $ 80,432        $ 62,301
                                                       ========        ========

   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Years Ended December 31,
                                                  1995             1994             1993
                                               ---------        ---------        ---------
REVENUES:
Marketing .................................    $ 803,669        $ 610,944        $ 675,915
Transportation ............................       21,390           20,455           16,687
Oil and gas ...............................        6,378            3,586            2,733
                                               ---------        ---------        ---------
                                                 831,437          634,985          695,335
                                               ---------        ---------        ---------
COSTS AND EXPENSES:
Operating -
Marketing .................................      800,567          608,364          674,286
Transportation ............................       18,814           17,172           13,942
Oil and gas ...............................        1,328            1,010            1,148
General and administrative ................        2,176            2,018            2,015
Depreciation, depletion and amortization ..        7,649            2,207            1,520
                                               ---------        ---------        ---------
                                                 830,534          630,771          692,911
                                               ---------        ---------        ---------

OPERATING EARNINGS ........................          903            4,214            2,424

OTHER INCOME (EXPENSE):
Property sales and other ..................        1,186              660               83
Interest ..................................         (526)            (106)            (189)
                                               ---------        ---------        ---------

EARNINGS BEFORE INCOME TAXES ..............        1,563            4,768            2,318

INCOME TAX PROVISION
Current ...................................          100              305              150
Deferred ..................................          238            1,446              716
                                               ---------        ---------        ---------
                                                     338            1,751              866
                                               ---------        ---------        ---------

NET EARNINGS ..............................    $   1,225        $   3,017        $   1,452
                                               =========        =========        =========

NET EARNINGS PER SHARE ....................    $     .29        $     .72        $     .35
                                               =========        =========        =========

DIVIDENDS PER COMMON SHARE ................    $     .05        $     .03        $    --
                                               =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    TOTAL
                                        COMMON      CONTRIBUTED     RETAINED     SHAREHOLDERS'
                                        STOCK         CAPITAL       EARNINGS        EQUITY
                                        -----         -------       --------        ------
BALANCE, December 31, 1992 .......   $    416       $  8,418       $   --          $  8,834
  Exercise of stock options ......          1              9           --                10
  Net earnings ...................        --             --           1,452           1,452
                                     --------       --------       --------        --------
BALANCE, December 31, 1993 .......        417          8,427          1,452          10,296
  Exercise of stock options ......          1             43           --                44
  Net earnings ...................       --             --            3,017           3,017
  Dividends paid on common
    stock ........................       --             --             (124)           (124)
                                     --------       --------       --------        --------
BALANCE, December 31, 1994 .......        418          8,470          4,345          13,233
  Stock options exercised ........          2             60           --                62
  Reduction in deferred tax
    valuation allowance (Note 4)..       --            1,365           --             1,365
  Net earnings ...................       --             --            1,225           1,225
  Dividends paid on common stock         --             --             (207)           (207)
                                     --------       --------       --------        --------
BALANCE, December 31, 1995 .......   $    420       $  9,895       $  5,363        $ 15,678
                                     ========       ========       ========        ========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Years Ended December 31,
                                                                             ----------------------------------------------
                                                                                 1995              1994             1993
                                                                                 ----              ----             ----
CASH PROVIDED BY OPERATIONS:
  Net earnings.........................................................       $   1,225         $   3,017        $   1,452
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ..........................           7,649             2,207            1,520
    Deferred income tax provision......................................             238             1,446              716
    Gain on sales of properties .......................................            (704)                -              (83)
    Other, net.........................................................          (1,208)              669             (284)
  Decrease (increase) in accounts receivable .........................          (14,532)           (3,755)           8,147
  Decrease (increase) in inventories...................................          (1,053)             (302)           1,475
  Decrease (increase) in prepaid and other.............................            (468)               15              (13)

  Increase (decrease) in accounts payable .............................          14,117             3,101           (9,706)
  Increase (decrease) in accrued liabilities...........................              29              (149)             352
                                                                              ---------         ---------        ---------
       Net cash provided by operating activities.......................           5,293             6,249            3,576
                                                                              ---------         ---------        ---------
INVESTING ACTIVITIES:

  Property and equipment additions.....................................          (6,865)          (12,946)          (3,205)
  Proceeds from property sales.........................................             736               555              110
                                                                              ---------         ---------        ---------
       Net cash used in investing activities...........................          (6,129)          (12,391)          (3,095)
                                                                              ---------         ---------        ---------
FINANCING ACTIVITIES:
  Borrowings...........................................................           2,375             5,900              466
  Repayment of debt....................................................             (52)             (306)            (290)
  Issuance of common stock.............................................              62                44               10
  Common stock dividends...............................................            (207)             (124)               -
                                                                              ---------         ---------        ---------
      Net cash provided by financing activities........................           2,178             5,514              186
                                                                              ---------         ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................           1,342              (628)             667

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................           2,695             3,323            2,656
                                                                              ---------         ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR...............................       $   4,037         $   2,695        $   3,323
                                                                              =========         =========        =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior year balances in order to conform to current year classifications.

Nature of Operations

         The Company is engaged in the business of oil and gas exploration and production, crude oil marketing, petroleum products marketing and tank truck transportation of petroleum products and liquid chemicals. Its primary area of operation is within a 500 mile radius of Houston, Texas.

Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 1995 and 1994 is $2 million, deposited in a bank to collateralize the Company's month-to-month crude oil letter of credit facility. See Note 2 to Consolidated Financial Statements.

Inventories

         Crude oil and petroleum products inventories are carried at the lower of cost or market. Petroleum products inventories include gasoline, lubricating oils and other petroleum products purchased for resale and are priced at cost determined primarily on the first-in, first-out basis, while crude oil inventory is priced at average cost. Materials and supplies inventories and oil and gas leases held for sale to joint venture investors are included in inventories at specific cost, with a valuation allowance provided if needed.

         Components of inventory are as follows (in thousands):

                                                                December 31,
                                                        ---------------------------
                                                         1995                 1994
                                                         ----                 ----
              Crude oil .............................   $1,845               $  878
              Petroleum products ....................      913                  897
              Materials and supplies.................      348                  279
              Oil and gas leases.....................       71                  164
                                                        ------               ------
                                                        $3,177               $2,218
                                                        ======               ======

         Oil and gas lease inventory is net of a reserve for impairment in value of $36,000 and $60,000 as of December 31, 1995 and 1994, respectively.

Property and Equipment

         Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are expensed as incurred. Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets. When properties are retired or sold, the related cost and accumulated depreciation, depletion and amortization ("DD&A") are removed from the accounts and any gain or loss is reflected in earnings.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. If any exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. The acquisition costs of unproved properties are assessed quarterly to determine whether there has been a decline in value, and if such decline is indicated, the capitalized acquisition costs are expensed. In accordance with this policy, the Company assessed its unproved properties and recognized a write-down of $900,000 through an increase in DD&A.

         Producing oil and gas leases, equipment and intangible drilling costs are depleted or amortized over the estimated recoverable reserves using the unit-of-production method. In 1995, increased capital costs and production volumes together with negative reserve revisions, caused DD&A on producing oil and gas leases to increase by $5,156,000 relative to 1994. Other property and equipment is depreciated using the straight-line method over the estimated average useful lives of eight to twenty years for marketing, three to fifteen years for transportation and ten to twenty years for all other.

         Effective December 31, 1995, the Company adopted the requirements of Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, the statement specifies that the carrying values of assets be written down to fair values. In determining whether an asset is impaired under the new standard, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. On this basis, one of the Company's proved oil and gas fields was deemed to be impaired because it was not expected to individually recover its entire carrying value. The pretax charge for this asset impairment was $677,000 and is included in DD&A. The fair value used in calculating the required write-down for this property was determined using the present value of its expected future net cash flows. Prior to the adoption of SFAS No. 121, the Company periodically reviewed the total carrying value of proven properties and an impairment reserve was provided if conditions warranted.

Crude Oil Marketing

         Revenues from marketing crude oil are recognized upon physical delivery of product. Such revenues and related purchases include all transactions in which the Company takes title to product. All direct operating expenses associated with crude oil purchasing and resale are included in cost of sales.

Statement of Cash Flows

         Interest paid (net of interest capitalized) totaled $689,000, $274,000 and $248,000

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


respectively, during the years ended December 31, 1995, 1994 and 1993. Income taxes paid during these same periods totaled $243,000, $176,000 and $115,000, respectively.

Earnings Per Share

         Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Such shares outstanding average 4,189,097 for 1995, 4,173,845 for 1994, and 4,165,718
for 1993.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  LONG-TERM DEBT

         Long-term debt is comprised of the following (in thousands):

                                                                                           December 31,
                                                                                     ------------------------
                                                                                      1995             1994
                                                                                      ----             ----
         Bank lines of credit, secured by substantially all of
           the Company's (excluding GulfMark's)
           assets, due in twelve quarterly installments
           commencing on October 31, 1997..................................           $ 6,120         $ 3,870
         Term note, due in varying installments
           commencing on September 30, 1996................................             5,200           5,200
         Notes payable in varying installments
           through September 1998, interest rate up
           to 10%, secured by certain land and equipment...................               194             246
         GulfMark demand note payable, secured by sub-
           stantially all of GulfMark's assets.............................               725             600
                                                                                      -------         -------
         Total debt........................................................            12,239           9,916
           Less - current maturities.......................................             1,650             653
                                                                                      -------         -------
         Long-term debt....................................................           $10,589         $ 9,263
                                                                                      =======         =======

         The Company's revolving bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The first line of credit or working capital loan provides for borrowings up to $5 million based on the total of 80% of eligible accounts receivable and 50% of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 1995 was established at $3,175,000 with $3,145,000 outstanding at year-end 1995. The working capital loan also provides for the issuance of letters of credit for the account of the Company, and the amount of each letter of credit obligation will be deducted from the borrowing capacity for so long as the letter of credit is outstanding. As of

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1995, letters of credit under this facility totaled $25,000. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $3 million, with the next scheduled redetermination date being September 1, 1996. As of December 31, 1995, $2,975,000 was outstanding under the oil and gas production loan facility. The revolving line of credit loans are scheduled to expire on October 31, 1997, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments.

         The revolving loan agreement, among other things, places certain restrictions on the Company with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining consolidated tangible net worth of at least $10,847,000 as of December 31, 1995 and maintaining a 1.0 to
1.0 ratio of consolidated current assets to consolidated current liabilities.

         In 1994, the Company entered into a $5,200,000 term note with its primary bank to finance certain oil and gas leasehold interests. The note becomes due and payable in installments of $433,333 due in each of September 30, 1996 and December 31, 1996, with a final payment of $4,300,000 due on January 26, 1997. Interest on the $5,200,000 term note is at the lender's quoted Eurodollar rate (LIBOR) plus 1-1/4%. The loan is supported by an agreement between the bank and the Company's affiliate, KSA Industries, Inc., that requires KSA Industries, Inc. to purchase the note from the bank should the Company incur an event of default. See Note 7 to financial statements.

         The Company's GulfMark subsidiary maintains a separate banking relationship to provide Letters of Credit and to provide financing for up to $500,000 of crude oil inventories and up to $1 million of certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 2 percent. The letter of credit and demand note facilities are secured by substantially all of GulfMark's assets. GulfMark had approximately $45.6 million and $26.6 million in letters of credit outstanding as of December 31, 1995 and 1994, respectively, in support of its crude oil purchasing activities.

         The Company's average effective interest rate for 1995, 1994, and 1993 was 8.2%, 7.4% and 5.5%, respectively. During 1995 and 1994, $330,000 and
$265,000, respectively, of interest incurred was capitalized. No interest was capitalized during 1993. At December 31, 1995, the scheduled aggregate principal maturities of the Company's long-term debt are: 1996 - $1,650,000; 1997 - $4,908,000; 1998 - $2,111,000; 1999 - $2,040,000; and 2000 - $1,530,000.

(3)  COAL OPERATIONS

         In 1982, the Company discontinued its coal operations due to continuing losses and the lack of favorable economic conditions. All coal related assets have been sold except for a retained royalty interest in certain properties. The only remaining environmental obligation is the final completion of land reclamation on a 280-acre tract in Kentucky.

         During 1995, the Company expended $450,000 and substantially completed this reclamation obligation. The Company has received preliminary approval and is presently awaiting final approval

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of its efforts from the State of Kentucky and the Federal Office of Surface Mining. In connection therewith, the Company reduced its estimated liability for future coal related costs by $482,000 and such amount is included in other income. Upon final approval, the State of Kentucky is obligated to release to the Company approximately $1,033,000 of Company funds that have been escrowed to insure compliance with all state regulations.

(4)  INCOME TAXES

         The following table shows the components of the Company's income tax provision (in thousands):

                                      Years Ended December 31,
                                 ------------------------------------
                                   1995         1994           1993
                                 -------     ---------       ------
Current:
  Federal.....................  $     30    $       90      $     46
  State                               70           215           104
                                --------    ----------      --------
                                     100           305           150
                                --------    ----------      --------
Deferred:
  Federal.....................       238         1,446           716
                                --------    ----------      --------
                                $    338    $    1,751      $    866
                                ========    ==========      ========

         The following table shows the components of the Company's deferred tax asset and related valuation allowance (in thousands):

                                                                        December 31,
                                                                ----------------------------
                                                                  1995                1994
                                                                  ----                ----
Net operating loss carryforward..............................   $ 1,194             $ 1,920
Statutory depletion carryforward.............................     2,240               2,140
Alternative minimum tax credit carryforward..................       265                 235
Excess tax (book) basis of fixed assets and other............        14                 (80)
Excess tax basis of coal assets..............................        62                 250
                                                                -------             -------
                                                                  3,775               4,465
Less valuation allowance.....................................    (1,710)             (3,505)
                                                                -------             -------
Deferred tax asset...........................................   $ 2,065             $   960
                                                                =======             =======

         As of December 31, 1995, the Company had an alternative minimum tax ("AMT") credit carryforward of $265,000, a tax net operating loss carryforward totaling $3,500,000 and statutory depletion carryforwards totaling $6,600,000 available to reduce future taxable earnings. The net operating loss carryforwards expire in 1998, while the AMT and statutory depletion carryforwards have no expiration date.

         In the event the Company is able to realize certain of its deferred tax assets to a greater extent than the amounts recorded as of December 31, 1995, such additional benefit will be recorded as a direct addition to contributed capital. However, should the Company be unable to fully realize such assets, then such shortfall, when recognized, would be charged to current earnings. For the year ended December 31, 1995, the valuation allowance was reduced by $1,365,000 with such amount being credited to contributed capital, in order to reflect net operating loss carryforwards which are now estimated to be utilizable. The remaining allowance, as of December 31, 1995, is attributable to the statutory depletion carryforwards from which the Company does not currently expect to realize (through income) the associated tax benefits.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of taxes computed at the corporate federal income tax rate to the reported income tax provision is as follows (in thousands):

                                                           Years Ended December 31,
                                                     ------------------------------------

                                                       1995         1994          1993
                                                       ----         ----          ----
  Statutory federal income tax provision.........    $   531      $  1,621       $   788
  State income tax provision.....................         70           215           104
  Federal statutory depletion....................       (221)            -             -
  Other..........................................        (42)          (85)          (26)
                                                     -------      --------       -------
         Income taxes as reported................    $   338      $  1,751       $   866
                                                     =======      ========       =======

         In 1995, the Company recognized tax benefits of $221,000 associated with previously unrecognized prior years' federal statutory depletion deductions. Under certain provisions of the alternative minimum tax regulations, the availability of tax loss carryforwards to offset taxable income is limited to 90 percent of alternative minimum taxable income. As a result, the Company will generally pay less than a 2% effective current federal tax rate until the net operating loss carryforwards expire. The Company's operations are primarily conducted within the State of Texas, and the state imposes a tax of 4.5% on corporate taxable income earned in Texas.

(5)  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONCENTRATION OF CREDIT
RISK, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents are assumed to approximate their fair values because of the short maturities of these instruments. Substantially all of the Company's long and short term debt obligations bear interest at floating rates, so their carrying amounts and fair values are approximately the same.

Concentration of Credit Risk

         Credit risk represents the account loss which the Company would record if its customers failed to perform pursuant to contractual terms. Management of credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer's sensitivity to economic developments. The Company has established various procedures to manage credit exposure, including initial credit approval, credit limits, and rights of offset. Letters of credit and guarantees are also utilized to limit credit risk.

         The Company's largest customers consist of the large multinational integrated oil companies. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil marketing activities comprise 90% of the Company's total receivables as of December 31, 1995, and industry practice requires payment for purchases of crude

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


oil to take place on the 20th of the month following a transaction. The Company's credit policy and the relatively short duration of receivables mitigate the amount of the allowance for doubtful accounts required.

         An allowance for doubtful accounts is provided on non-crude oil marketing receivables and accounts receivable are net of allowances for doubtful accounts at December 31, 1995 and 1994, of $171,000 and $192,000, respectively.

Off-Balance-Sheet Risk

         Non-Trading Activities - As part of its crude oil marketing operation, the Company enters into forward contracts to hedge the impact of market fluctuations on its purchases of crude oil. The Company does not consider its commodity forward contracts to be financial instruments since these contracts require or permit settlement by the delivery of the underlying commodity. Changes in the market value of these transactions are deferred until the gain or loss is recognized on the hedged item.

         Trading Activities - Also in connection with its crude oil marketing operations, the Company, will sometimes guarantee customers a floor price on its crude oil for a set period of time. However, in each such instance, the Company secures a separate matching price support contract in order to eliminate all market risk for the Company. The Company is however, subject to credit risk on such transactions in the event that one of the two counterparties is unable to perform. The Company closely monitors and manages its exposure to credit risk to ensure compliance with stated credit risk management policies. At December 31, 1995, the Company owed and was due $12,000 related to its matching price support contracts. Gains and losses on these contracts, which tend to offset, are recognized as incurred; such gains and losses have not been significant to date.

(6)  EMPLOYEE BENEFITS

         The Company's 1984 stock option plan authorized the granting of incentive stock options or non-qualified stock options to certain executives and key employees to purchase an aggregate of 125,000 shares of common stock at not less than the fair market value at the date of grant. The plan expired in 1994 with respect to the granting of additional stock options. During 1995, 16,500 stock options were exercised at prices ranging from $3.625 to $4.75 per share and no stock options were granted. During 1994, 13,500 stock options were exercised at prices ranging from $3.00 to $3.63 per share and no stock options were granted. During 1993, 2,750 stock options were exercised at prices ranging from $3.00 to $3.75 per share and no stock options were granted. As of December 31, 1995 there were 24,000 stock options outstanding and exercisable at prices ranging from $3.625 to $4.75 per share.

         The Company maintains a 401(k) plan for the benefit of its employees. Company contributions to the plan were $120,000 in 1995, $100,000 in 1994, and $84,000 in 1993.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  TRANSACTIONS WITH RELATED PARTIES

         SAKCO, Ltd. ("SAKCO") and KASCO, Ltd. ("KASCO"), family limited partnerships of which Mr. K. S. Adams, Jr., Chairman and President, is a limited partner, Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries Inc. (KSAI), and certain officers and members of the Board of Directors of the Company have participated as working interest owners in certain oil and gas wells and programs drilled or administered by the Company. SAKCO, KASCO, Sakdril and the officers and directors participated in each of the wells and programs on the same terms as those afforded the other non-affiliated working interest owners. Associated with this activity, as of December 31, 1995, the Company was owed $381,000 and $140,000 from KASCO and SAKCO, respectively, and the Company owed $293,712 and $172,288 to KASCO and SAKCO, respectively.

         Sakdril and the Company have entered into certain agreements that provided for Sakdril to finance 100% of the Company's acquisition costs of certain prospective oil and gas acreage in exchange for a right to purchase a 50% interest in the properties under the same terms and conditions as those prevailing for the Company. The Company retained a 50% interest in the acreage and at such time as either a well is drilled or the acreage is abandoned, the Company will reimburse Sakdril for the Company's retained interest. During 1994 and 1993, Sakdril advanced $40,000 and $518,000, respectively, on the Company's behalf under such arrangements and during 1995, 1994 and 1993, the Company repaid $111,000, $440,000 and $131,000, respectively, of such advanced funds. As of December 31, 1995, the Company's obligation to Sakdril under these arrangements is $166,000. Sakdril's financing of the Company's acreage position is on an interest-free basis.

         During 1994, the Company formed a joint venture with KASCO wherein the Company contributed $4,845,000 of oil and gas leasehold acreage to the venture and KASCO agreed to fund the first $4,845,000 of drilling costs. All other costs and expenses and all revenues of the venture will be shared equally between the Company and KASCO. Prior to formation of the venture, the Company had acquired its leasehold acreage position by obtaining a $5.2 million loan from its primary bank. The loan is supported by an agreement between the bank and KSAI, that requires KSAI to purchase the note from the bank should the Company incur an event of default. The Company pays KSAI a credit enhancement fee of 3/4 of 1% as consideration for its support. The fee paid to KSAI for 1995 and 1994 totaled $39,000 and $28,000, respectively.

         KSAI and other affiliated entities paid the Company approximately $292,000, $295,000, and $304,000, respectively, in the years ended December 31, 1995, 1994, and 1993, for rental of space in the Company's leased office building. Such rental charges are comparable to those charged to unaffiliated entities.

         David B. Hurst, Secretary of the Company, is a partner in the law firm of Chaffin & Hurst. The Company has been represented by Chaffin & Hurst since 1974 and plans to use the services of that firm in the future. Chaffin & Hurst currently leases office space from the Company. Such transactions with Chaffin & Hurst are on the same terms as those prevailing at the time for comparable transactions with unrelated entities.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company also enters into certain transactions in the normal course of business with other affiliated entities. These transactions with affiliated companies are on the same terms as those prevailing at the time for comparable transactions with unrelated entities.

(8)  COMMITMENTS AND CONTINGENCIES

         The Company has operating lease arrangements for tractors, trailers, office space, warehousing and other equipment and facilities. Rental expense for the years ended December 31, 1995, 1994, and 1993 was $4,037,000, $3,447,000,
and $3,011,000, respectively. At December 31, 1995, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 1996 - $3,537,000; 1997 - $2,994,000; 1998 - $2,626,000;
1999 - $1,860,000; 2000 - $1,127,000; 2001 and thereafter - $3,268,000.

         In the normal course of business, the Company and its subsidiaries become involved in litigation incident to operations. Management is of the opinion that ultimate resolution of all matters of litigation and dispute will not have a material adverse impact on the Company's financial position or results of operations.

(9)  SEGMENT REPORTING

         The Company is primarily engaged in the business of crude oil and petroleum products marketing, transportation, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                                        Depreci-
                                                                         ation,
                                                         Earnings      Depletion        Property
                                                         (Loss)            and           and              Identi-
                                                          from          Amorti-        Equipment           fiable
                                        Revenues        Operations       zation         Additions          Assets
                                        --------        ----------       ------         ---------          ------
Year ended
 December 31, 1995 -
   Marketing ....................       $803,669         $  2,496      $    606          $    924          $52,416
   Transportation................         21,390            2,045           531             1,128            8,987
   Oil and gas...................          6,378           (1,410)(1)     6,460             4,799           12,169
   Other.........................              -                -            52                14            6,860
                                        --------         --------      --------          --------          -------
                                        $831,437         $  3,131      $  7,649          $  6,865          $80,432
                                        ========         ========      ========          ========          =======
Year ended
 December 31, 1994 -
   Marketing.....................       $610,944         $  2,114      $    466          $    843          $36,666
   Transportation................         20,455            2,923           360             2,689            7,945
   Oil and gas...................          3,586            1,272         1,304             9,388           13,921
   Other.........................              -                -            77                26            3,769
                                        --------         --------      --------          --------          -------
                                        $634,985         $  6,309      $  2,207          $ 12,946          $62,301
                                        ========         ========      ========          ========          =======

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended
 December 31, 1993 -
   Marketing.....................       $675,915        $  1,303        $   326          $  1,265          $33,597
   Transportation................         16,687           2,354            391               720            5,631
   Oil and gas ..................          2,733             861            724             1,202            5,208
   Other.........................              -               -             79                18            5,859
                                        --------        --------        -------          --------          -------
                                        $695,335        $  4,518        $ 1,520          $  3,205          $50,295
                                        ========        ========        =======          ========          =======

(1) Includes a $5,156,000 comparative earnings decrease related to additional DD&A on oil and gas properties. See also Note 1.

         Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, deferred tax asset and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States.

         During 1995, 1994 and 1993, the Company had no combined sales to one or more unrelated entities which individually aggregated more than 10% of total revenues.

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                                Years Ended December 31,
                                          -----------------------------------
                                             1995          1994         1993
                                             ----          ----         ----
Earnings from operations................. $ 3,131       $ 6,309      $ 4,518
General and administrative expenses......  (2,176)       (2,018)      (2,015)
Property sales and other.................   1,134           583            4
Interest expense ........................    (526)         (106)        (189)
                                          -------       -------      -------
Earnings before income taxes............. $ 1,563       $ 4,768      $ 2,318
                                          =======       =======      =======

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


  Quarterly Financial Data (Unaudited) -

         Selected quarterly financial data of the Company are presented below for the years ended December 31, 1995 and 1994 (in thousands, except per share data):

                                                                            Net Earnings                      Dividends
                                                     Operating     -----------------------------        ----------------------
                                                      Earnings                          Per                           Per
                                   Revenues           (Loss)         Amount         Common Share         Amount   Common Share
                                   --------           ------         ------         ------------         ------   ------------
1995 -
  March 31.................       $ 161,901           $ 1,136       $   659           $    .16          $     -     $      -
  June 30..................         192,020               871           453                .11                -            -
  September 30.............         208,568            (1,131)(1)        24                  -                -            -
  December 31..............         268,948                27            89                .02              207          .05
                                  ---------           -------       -------           --------          -------     --------
                                  $ 831,437           $   903       $ 1,225           $    .29          $   207     $    .05
                                  =========           =======       =======           ========          =======     ========

1994 -
  March 31.................       $ 135,659           $   954       $   598           $    .14          $     -     $      -
  June 30 .................         159,364             1,206         1,096                .26                -            -
  September 30.............         197,038             1,227           705                .17                -            -
  December 31..............         142,924               827           618                .15              124          .03
                                  ---------           -------       -------           --------          -------     --------
                                  $ 634,985           $ 4,214       $ 3,017           $    .72          $   124     $    .03
                                  =========           =======       =======           ========          =======     ========

(1) Includes a $2,558,000 comparative third quarter earnings decrease related to additional DD&A on oil and gas properties. See also Note 1.

  Oil and Gas Producing Activities (Unaudited) -

         Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

                                                               Years Ended December 31,
                                                          ---------------------------------
                                                           1995          1994         1993
                                                          ------        ------       -----
   Property acquisition costs
     Unproved ...................................         $  239        $5,259       $ 545
     Proved......................................             -              -           -
   Exploration costs ............................             -              -           -
   Development costs.............................          4,560         4,129         657
   Depreciation, depletion and amortization
     per equivalent barrel of production.........          10.52          4.70        3.60

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

         The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

                                                                         December 31,
                                                               -----------------------------------
                                                                 1995                       1994
                                                                 ----                       ----
         Unproved oil and gas properties...................    $  2,710                    $ 5,376
         Proved oil and gas properties.....................      20,654                     14,515
                                                               --------                    -------
                                                                 23,364                     19,891
         Accumulated depreciation, depletion
           and amortization................................     (13,066)                    (8,026)
                                                               --------                    -------
                    Net capitalized cost...................    $ 10,298                    $11,865
                                                               ========                    =======

  Estimated Oil and Natural Gas Reserves (Unaudited) -

         The following information regarding estimates of the Company's proved oil and gas reserves, all located in the United States, is based on reports prepared on behalf of the Company by independent petroleum engineers, Ryder Scott Company. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from more precise engineering calculations based upon additional production histories.

                                                                  Years Ended December 31,
                                             -------------------------------------------------------------------
                                                    1995                     1994                    1993
                                             ------------------       ------------------      ------------------
                                             Natural                  Natural                 Natural
                                               Gas       Oil            Gas       Oil           Gas       Oil
                                             (Mcf's)    (Bbls.)       (Mcf's)    (Bbls.)      (Mcf's)    (Bbls.)
                                             -------    -------       -------    -------      -------    -------
                                                                        (In thousands)
Proved developed and
 undeveloped reserves -
  Beginning of year...................        8,759        229         5,547        213        5,152        190
  Revisions of previous
    estimates ........................       (1,108)        68         1,283          6        1,010          9
  Extensions, discoveries
    and other additions...............        3,096         89         3,158         84          270         68
  Production..........................       (3,055)      (105)       (1,229)       (74)        (885)       (54)
                                            -------       ----        ------        ---        -----        ---
  End of year.........................        7,692        281         8,759        229        5,547        213
                                            =======       ====       =======        ===        =====        ===
Proved developed reserves -
  End of year.........................        7,692        281         8,759        229        5,493        189
                                            =======       ====       =======        ===        =====        ===

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


  Standardized Measure of Discounted Future Net Cash Flows from Oil and Gas Operations and Changes Therein (Unaudited) -

         The standardized measure of discounted future net cash flows was determined based on the economic conditions in effect at the end of the years presented, except in those instances where fixed and determinable gas price escalations are included in contracts. The disclosures below do not purport to present the fair market value of the Company's oil and gas reserves. An estimate of the fair market value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and risks inherent in reserve estimates.

         The reserve estimates provided at December 31, 1995 are based on oil prices of approximately $18.72 per barrel and gas prices of approximately $2.17 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas prices reported herein include the value of associated natural gas liquids.

                                                      Years Ended December 31,
                                                 --------------------------------------
                                                   1995           1994           1993
                                                 --------       --------       ------
                                                             (In thousands)
Future gross revenues.......................     $20,452        $19,160        $13,164
Future costs -
    Lease operating expenses................      (5,458)        (5,895)        (4,782)
    Development costs.......................        (101)          (134)          (225)
                                                 -------        -------        -------
Future net cash flows before
  income taxes..............................      14,893         13,131          8,157
Discount at 10% per annum...................      (4,791)        (3,913)        (2,992)
                                                 -------        -------        -------
Discounted future net cash flows
  before income taxes.......................      10,102          9,218          5,165
Future income taxes, net of
  discount at 10% per annum.................      (1,891)        (2,183)        (1,194)
                                                 -------        -------        -------
Standardized measure of
  discounted future net cash flows..........     $ 8,211        $ 7,035        $ 3,971
                                                 =======        =======        =======

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                            Years Ended December 31,
                                                    ---------------------------------------
                                                    1995             1994              1993
                                                    ----             -----             ----
                                                                 (In thousands)
  Beginning of year...........................    $ 7,035          $ 3,971           $ 5,037
    Revisions to reserves proved in
      prior years -
      Net change in prices and
          production costs....................      1,192              112            (1,293)
      Net change due to revisions in
        quantity estimates ...................       (706)           1,150               815
      Accretion of discount...................        921              516               685
      Production rate changes and other ......       (592)             938              (919)
                                                  -------          -------           -------
        Total revisions.......................        815            2,716              (712)
    New field discoveries and extensions,
      net of future production costs..........      5,124            4,001               804
    Sales of oil and gas produced, net of
      production costs .......................     (5,055)          (2,664)           (1,785)
    Net change in income taxes................        292             (989)              627
                                                  -------          -------           -------
    Net change in standardized measure of
      discounted future net cash flows .......      1,176            3,064            (1,066)
                                                  -------          -------           -------
  End of year.................................    $ 8,211          $ 7,035           $ 3,971
                                                  =======          =======           =======

  Results of Operations for Oil and Gas Producing Activities (Unaudited)

         The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows:

                                                            Years Ended December 31,
                                                 -------------------------------------------
                                                   1995             1994              1993
                                                   ----             -----             ----
                                                                (In thousands)
  Revenues....................................   $ 6,378          $ 3,586           $ 2,733
  Costs and expenses -
     Production...............................     1,323              922               948
     Exploration..............................         5               88               200
     Depreciation, depletion and
         amortization ........................     6,460            1,304               724
                                                 -------          --------          --------
  Operating income (loss) before income
     taxes....................................    (1,410)           1,272               861
  Income tax expense (benefit)................      (479)             432               293
                                                 -------          -------           -------
  Operating income (loss).....................   $  (931)         $   840           $   568
                                                 =======          =======           =======

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information concerning executive officers of the Company is included in Part I. The information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                      III-1

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.

  (a)  The following documents are filed as a part of this Form 10-K:

         1. Financial Statements

              Report of Independent Public Accountants

              Consolidated Balance Sheet as of December 31, 1995 and 1994

              Consolidated Statement of Earnings for the Years Ended
                December 31, 1995, 1994 and 1993

              Consolidated Statement of Shareholders' Equity for the Years
                Ended December 31, 1995, 1994 and 1993

              Consolidated Statement of Cash Flows for the Years Ended
                December 31, 1995, 1994 and 1993

              Notes to Consolidated Financial Statements

              Supplementary Financial Data (All unaudited)

         2. Exhibits required to be filed

3(a) - Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b) - Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No. 2- 48144)

3(c) -   Amendment to the Bylaws of the Company to add an Article VII, Section
         8. Indemnification of Directors, Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1986)

4(a) - Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(b)  -  Loan Agreement between Service Transport Company et. al. and
         NationsBank of Texas N.A. dated October 27, 1993 (Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993.)

4(c)* - Second Amendment to Loan Agreement between Service Transport Company et al. and NationsBank of Texas N.A. dated December 21, 1995.

4(d)* - $5,200,000 Promissory Note between Adams Resources Exploration Corporation and NationsBank of Texas N.A., dated December 29, 1995 and related Note Purchase Agreement between KSA Industries, Inc. and NationsBank of Texas N.A., dated December 29, 1995.

10(a) - 1984 Stock Option Plan (Incorporated by reference to Exhibit 10(k) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1984)

10(b) - Letter agreements between Adams Resources Exploration Corporation and Sakdril, Inc. dated June 5, 1991 (Incorporated by reference to Exhibit 10(i) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

10(c) - Letter agreement between Adams Resources Exploration Corporation and Sakdril, Inc. dated December 2, 1993 (Incorporated by reference to
         Exhibit 10(c) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

10(d) - Credit Enhancement Agreement between Adams Resources Exploration Corporation and KSA Industries, Inc. dated April 13, 1994. (Incorporated by reference to Exhibit 10(d) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

10(e) - Participation Agreement between Adams Resources Exploration Corporation and KASCO Ltd., dated June 3, 1994. (Incorporated by reference to
         Exhibit 10(e) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

21 *  -  Subsidiaries of the Registrant

23.1* -  Consent of Independent Public Accountants

23.2* -  Consent of Ryder Scott Company

27 *  -  Financial Data Schedule

------------------------------
*  - Filed herewith

         All other financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         The separate financial statements of Adams Resources & Energy, Inc. (the "Parent") are omitted because the conditions specified in Rules 5-04 and 12-04 of regulation S-X are met.

         Copies of all agreements defining the rights of holders of long-term debt of the Company and its subsidiaries, which agreements authorize amounts not in excess of 10% of the total consolidated assets of the Company, are not filed herewith but will be furnished to the Commission upon request.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ADAMS RESOURCES & ENERGY, INC.
                                                           (Registrant)

By /s/ RICHARD B. ABSHIRE                   By /s/ K. S. ADAMS, JR.
  --------------------------------            ---------------------------------
   (Richard B. Abshire, Vice Pres-            (K. S. Adams, Jr., President,
    ident-Finance, Director and                Chairman of the Board, and Chief
    Chief Financial Officer)                   Executive Officer)

Date:  March 12, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/ SIDNEY A. ADGER                      By /s/ E. C. REINAUER, JR.
  --------------------------------            ---------------------------------
   (Sidney A. Adger, Director)                 (E. C. Reinauer, Jr., Director)


By /s/ THOMAS S. SMITH                      By /s/ E. JACK WEBSTER, JR.
  --------------------------------            ---------------------------------
   (Thomas S. Smith, Director)                 (E. Jack Webster, Jr., Director)


By /s/ FRANK T. WEBSTER
  --------------------------------
   (Frank T. Webster, Director)


By /s/ EDWARD WIECK
  --------------------------------
   (Edward Wieck, Director)




Date:  March 12, 1996

                                  EXHIBIT INDEX

Exhibit
Number                Description
------                -----------

3(a)    -             Certificate of Incorporation of the Company, as amended.
                      (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b)    -             Bylaws of the Company, as amended (Incorporated by
                      reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 -
                      File No. 2- 48144)

3(c)    -             Amendment to the Bylaws of the Company to add an Article
                      VII, Section 8. Indemnification of Directors, Officers,
                      Employees and Agents (Incorporated by reference to Exhibit
                      3(c) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1986)

4(a)    -             Specimen common stock Certificate (Incorporated by
                      reference to Exhibit 4(a) of the Annual Report on Form
                      10-K of the Company for the fiscal year ended December 31,
                      1991)

4(b)    -             Loan Agreement between Service Transport Company et. al.
                      and NationsBank of Texas N.A. dated October 27, 1993
                      (Incorporated by reference to Exhibit 4(b) of the Annual
                      Report on Form 10-K of the Company for the fiscal year ended December 31, 1993.)

4(c)*  -              Second Amendment to Loan Agreement between Service
                      Transport Company et al. and NationsBank of Texas N.A.
                      dated December 21, 1995.

4(d)*  -              $5,200,000 Promissory Note between Adams Resources
                      Exploration Corporation and NationsBank of Texas N.A., dated December 29, 1995 and related Note Purchase
                      Agreement between KSA Industries, Inc. and NationsBank of
                      Texas N.A., dated December 29, 1995.

10(a)  -              1984 Stock Option Plan (Incorporated by reference to
                      Exhibit 10(k) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1984)

10(b)  -              Letter agreements between Adams Resources Exploration
                      Corporation and Sakdril, Inc. dated June 5, 1991
                      (Incorporated by reference to Exhibit 10(i) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

10(c)  -              Letter agreement between Adams Resources Exploration
                      Corporation and Sakdril, Inc. dated December 2, 1993
                      (Incorporated by reference to Exhibit 10(c) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

10(d)  -              Credit Enhancement Agreement between Adams Resources
                      Exploration Corporation and KSA Industries, Inc. dated
                      April 13, 1994. (Incorporated by reference to Exhibit
                      10(d) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

Exhibit
Number                Description
------                -----------

10(e)  -              Participation Agreement between Adams Resources
                      Exploration Corporation and KASCO Ltd., dated June 3,
                      1994. (Incorporated by reference to Exhibit 10(e) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

21 *   -              Subsidiaries of the Registrant


23.1*  -              Consent of Independent Public Accountants

23.2*  -              Consent of Ryder Scott Company

27 *   -              Financial Data Schedule

------------------------------
*  - Filed herewith

         All other financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         The separate financial statements of Adams Resources & Energy, Inc. (the "Parent") are omitted because the conditions specified in Rules 5-04 and 12-04 of regulation S-X are met.

         Copies of all agreements defining the rights of holders of long-term debt of the Company and its subsidiaries, which agreements authorize amounts not in excess of 10% of the total consolidated assets of the Company, are not filed herewith but will be furnished to the Commission upon request.