Form 10-Q
period 1996-03-31
ADAMS RESOURCES & ENERGY INC
filed 1996-05-15
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q



(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996 or

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from __________________to__________________

Commission File Number       1-7908
                            --------

                         ADAMS RESOURCES & ENERGY, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

                     Delaware                       74-1753147
         -------------------------------         ------------------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)

               5 Post Oak Park, Suite 2700,  Houston, Texas  77027
               ---------------------------------------------------
               (Address of principal executive office & Zip Code)

Registrant's telephone number, including area code    (713)  881-3600
                                                     -----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X    No
                                                       -----     ------

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at May 13, 1996 was 4,198,098.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)


                                                        Three Months Ended
                                                     -------------------------
                                                              March 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------
Revenues:
  Marketing .....................................    $  278,203     $  154,779
  Transportation ................................         5,215          5,510
  Oil and gas ...................................         1,483          1,612
                                                     ----------     ----------
                                                        284,901        161,901
                                                     ----------     ----------

Costs and expenses:
  Operating
    Marketing ...................................       276,480        154,083
    Transportation ..............................         4,508          4,839
    Oil and gas .................................           384            380
  Corporate general and administrative ..........           693            571
  Depreciation, depletion and amortization ......         1,245            892
                                                     ----------     ----------
                                                        283,310        160,765
                                                     ----------     ----------

Operating earnings ..............................         1,591          1,136

Other income (expense):
   Property sales and other .....................           159           --
   Interest .....................................          (182)           (88)
                                                     ----------     ----------
                                                            (23)           (88)
                                                     ----------     ----------

Earnings before income taxes ....................         1,568          1,048
Income tax provision
  Current .......................................            83             39
  Deferred ......................................           450            350
                                                     ----------     ----------
                                                            533            389
                                                     ----------     ----------

Net earnings ....................................    $    1,035     $      659
                                                     ==========     ==========

Net earnings per common share ...................    $      .25     $      .16
                                                     ==========     ==========

Dividends per common share ......................    $     --       $     --
                                                     ==========     ==========





   The accompanying notes are an integral part of these financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations

         Three Months Comparison

         - Marketing

         Gross revenues for the Company's Marketing operations increased by $123,424,000, or 80%, in the comparative current period as a result of (a) increased overall world crude oil prices and (b) increased volumes of crude oil purchased at the wellhead, and (c) a more active crude oil trading effort. Average crude oil prices increased approximately $2 per barrel for the comparative period while average wellhead purchases increased to 55,000 barrels
per day in 1996 versus 45,000 per day in 1995.   Marketing division operating
margins before depreciation for the first three months of 1996 were $1,723,000 versus $696,000 in the similar 1995 period as a result of the combination of factors discussed above.

         - Transportation

         Transportation revenues and earnings showed little variation between the comparative periods as market place conditions remained consistent.

         - Oil and Gas

         Oil and gas revenues and operating earnings decreased for the comparative current first quarter by approximately 10% to $1,483,000 and $1,099,000 respectively, as a result of reduced oil and gas production volumes. Volumes and prices compare as follows:


                                                  First Quarter   First Quarter
                                                      1996            1995
                                                  -------------   -------------
    Crude oil
             Volume                               19,900 Bbls.    27,500 Bbls.
             Average price                        $ 17.61/Bbl.    $ 15.20/Bbl.
    Natural gas
             Volume                               620,000 Mcf     700,000 Mcf
             Average price, includes value
                of associated gas liquids         $  1.79 Mcf     $  1.70 Mcf

         - Other income (expense)

         The provision for depreciation, depletion and amortization is increased in the current quarter with increased capital costs associated with the Company's recent oil and gas drilling activity. Property sales and other earnings of $159,000 result from a gain realized on the sale of seven tank trailers. Interest expense increased because the company increased its level of debt to finance drilling activity.

Liquidity and Capital Resources

         During the first three months of 1996, the Company invested $1,988,000 in property equipment additions with $700,000 of such investment being for the purchase of a refined products warehouse and $681,000 going towards oil and gas drilling efforts. Funding for these investments was derived from the Company generating $2,730,000 of working capital funds, defined as the sum of net earnings plus the non-cash provisions for depreciation and deferred income taxes not owing as a result of the Company's tax loss carryforward position. The $742,000 of excess cash flow generated was utilized primarily to reduce bank debt.

         Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional discussion of the Company's bank relationships, tax loss carryforwards and other matters.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                     March 31,      December 31,
                                                                       1996              1995
                                                                   ------------     ------------
                                                                   (Unaudited)
                  ASSETS

Current assets:
  Cash and cash equivalents ...................................    $      3,608     $      4,037
  Accounts receivable, net ....................................          62,829           50,484
  Inventories .................................................           3,895            3,177
  Prepaid and other ...........................................           1,259            1,020
                                                                   ------------     ------------
               Total current assets ...........................          71,591           58,718
                                                                   ------------     ------------

Property and equipment ........................................          41,643           40,011
  Less - accumulated depreciation,
            depletion and amortization ........................         (22,036)         (21,067)
                                                                                    ------------
                                                                         19,607           18,944
                                                                   ------------     ------------

Deferred income taxes .........................................           1,615            2,065
Other assets ..................................................           1,020              705
                                                                   ------------     ------------
                                                                   $     93,833     $     80,432
                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................    $     62,360     $     49,537
  Accrued and other liabilities ...............................           2,394            2,416
  Current maturities of long-term debt ........................           1,735            1,650
                                                                   ------------     ------------
               Total current liabilities ......................          66,489           53,603

Long-term debt, less current maturities .......................          10,077           10,589
Other liabilities .............................................             554              562
                                                                   ------------     ------------
                                                                         77,120           64,754
                                                                   ------------     ------------

Shareholders' equity:
   Preferred stock - $1.00 par value, 1,000,000 shares
        authorized, none outstanding ..........................            --               --
   Common stock - $.10 par value, 7,500,000
        shares authorized, 4,198,098 and 4,197,598 shares
        outstanding respectively ..............................             420              420
  Contributed capital .........................................           9,895            9,895
  Retained earnings since December 31, 1992 ...................           6,398            5,363
                                                                   ------------     ------------
                Total shareholders' equity ....................          16,713           15,678
                                                                   ------------     ------------
                                                                   $     93,833     $     80,432
                                                                   ============     ============

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                               1996           1995
                                                            ----------     ----------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings .........................................    $    1,035     $      659
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ...........         1,245            892
    Deferred income tax provision ......................           450            350
    Gain on sale of properties .........................          (159)          --
    Other, net .........................................          (323)            20
  Decrease (increase) in accounts receivable ...........       (12,345)        (5,126)
  Decrease (increase) in inventories ...................          (718)        (1,504)
  Decrease (increase) in prepaid and other .............          (239)          (239)
  Increase (decrease) in accounts payable ..............        12,823          5,851
  Increase (decrease) in accrued liabilities ...........           (22)        (1,595)
                                                            ----------     ----------

     Net cash provided (required) by operating
        activities .....................................         1,747           (692)
                                                            ----------     ----------

INVESTING ACTIVITIES:
  Property and equipment additions .....................        (1,988)        (3,358)
  Proceeds from property sales .........................           239           --
                                                            ----------     ----------

     Net cash provided used in investing activities ....        (1,749)        (3,358)
                                                            ----------     ----------

FINANCING ACTIVITIES:
  Borrowings from bank .................................          --            3,188
  Repayment of debt ....................................          (427)           (26)
  Sales of stock .......................................          --                6
                                                            ----------     ----------

    Net cash provided by (used in) financing
      activities .......................................          (427)         3,168
                                                            ----------     ----------

Increase (decrease) in cash and cash equivalents .......          (429)          (882)

Cash at beginning of period ............................         4,037          2,695
                                                            ----------     ----------

Cash at end of period ..................................    $    3,608     $    1,813
                                                            ==========     ==========

Supplemental disclosure of cash flow information:

    Interest paid during the period ....................    $      182     $      202
                                                            ==========     ==========

    Income taxes paid during the period ................    $     --       $     --
                                                            ==========     ==========





   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at March 31, 1996 and December 31, 1995 and results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders

         The 1996 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 24, 1996. At the Meeting, holders of common stock, $ .10 par value, of the Company ("Common Stock"), elected nine members of the Company's Board of Directors.

         Out of the 4,198,098 shares of Common Stock entitled to vote at the Meeting, there were 3,638,081 shares of Common Stock voted for the election of the nominees for Directors listed in the proxy statement.

Item 6.  Exhibits and Reports on Form 8K

     a.  Exhibits - None.
     b.  Reports on Form  8-K - None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ADAMS RESOURCES & ENERGY, INC.
                                  (Registrant)




Date:  May 13, 1996                            By:  K. S. ADAMS, JR.
       ------------------------------               ---------------------
                                                 K. S. Adams, Jr.
                                                 Chief Executive Officer




                                                 RICHARD B. ABSHIRE
                                                 ------------------------
                                                 Richard B. Abshire
                                                 Chief Financial Officer

                              INDEX TO EXHIBITS



27 --           Financial Data Schedule