Form 10-Q
period 1996-06-30
ADAMS RESOURCES & ENERGY INC
filed 1996-08-13
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q


(Mark One)


 [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 1996 or

 [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                        ---------------  ---------------

                    Commission File Number    1-7908
                                           -------------

                         ADAMS RESOURCES & ENERGY, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                         74-1753147
- ----------------------------------                   -------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)

               5 Post Oak Park, Suite 2700, Houston, Texas  77027
               --------------------------------------------------
               (Address of principal executive office & Zip Code)


   Registrant's telephone number, including area code    (713)  881-3600
                                                      --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No [ ]

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at July 31, 1996 was 4,198,098.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    SIX MONTHS ENDED                           THREE MONTHS ENDED
                                                        JUNE 30,                                    JUNE 30,
                                           -----------------------------------         ----------------------------------
                                                1996                1995                    1996                1995
                                           ---------------     ---------------         --------------      --------------
REVENUE:
Marketing                                  $      654,661      $      339,242          $     376,458       $     184,463
Transportation                                     10,489              11,003                  5,274               5,493
Oil and gas                                         3,768               3,676                  2,285               2,064
                                           --------------      --------------          -------------       -------------
                                                  668,918             353,921                384,017             192,020
                                           --------------      --------------          -------------       -------------
COSTS AND EXPENSES:
Operating
   Marketing                                      648,915             337,798                372,435             183,715
   Transportation                                   9,029               9,578                  4,521               4,739
   Oil and gas                                        777                 764                    393                 384
Corporate general and administrative                1,303               1,054                    610                 483
Depreciation, depletion and amortization            4,389               2,720                  3,144               1,828
                                           --------------      --------------          -------------       -------------
                                                  664,413             351,914                381,103             191,149
                                           --------------      --------------          -------------       -------------
Operating earnings                                  4,505               2,007                  2,914                 871

OTHER INCOME (EXPENSE):
Property sales and other                              166                   -                      7                   -
Interest                                             (372)               (216)                  (190)               (128)
                                           --------------      --------------          -------------       -------------
                                                     (206)               (216)                  (183)               (128)
                                           --------------      --------------          -------------       -------------
Earnings before income taxes                        4,299               1,791                  2,731                 743
Income tax provision
  Current                                             207                  79                    124                  40
  Deferred                                          1,350                 600                    900                 250
                                           --------------      --------------          -------------       -------------
                                                    1,557                 679                  1,024                 290
                                           --------------      --------------          -------------       -------------

NET EARNINGS                               $        2,742      $        1,112          $       1,707       $         453
                                           ==============      ==============          =============       =============
EARNINGS PER COMMON SHARE                  $          .65      $          .27          $         .40       $         .11
                                           ==============      ==============          =============       =============
DIVIDENDS PER COMMON SHARE                 $            -      $            -          $           -       $           -
                                           ==============      ==============          =============       =============


   The accompanying notes are an integral part of these financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

    Six Months Comparison

    -  Marketing

    Gross revenues for the Company's Marketing operations increased by $315,419,000, or 93%, in the comparative current period as a result of (i) increased overall world crude oil prices, (ii) increased volumes of crude purchased at the wellhead, and (iii) a more active crude oil trading effort. Average crude oil prices increased approximately $2.65 per barrel for the comparative period while average wellhead purchases increased to 55,000 barrels per day in 1996 versus 45,000 barrels per day in 1995. Marketing division operating margins before depreciation for the first six months of 1996 were $5,746,000 versus $1,444,000 in the similar 1995 period, partially as a result of the combination of events discussed above. The most significant factor affecting 1996 operating margins, however, was a severe crude oil shortage situation that existed in the mid-continent region of the United States. As a supplier of crude oil to the region, this demand condition served to temporarily improve the Company's margins. As the crude oil market place returns to a more normal balance between supply and demand, the Company's level of Marketing earnings are expected to return to its historic pattern.

    - Transportation

    Transportation revenues and earnings experienced little variation between the comparative periods as market place conditions remained consistent.

    - Oil and Gas

    Oil and gas revenues and operating earnings before depreciation experienced little variation between the comparative periods. Volumes and prices compare as follows:

                                               SIX MONTHS ENDED                        THREE MONTHS ENDED
                                      ------------------------------------    ------------------------------------
                                            1996                1995               1996                 1995
                                      -----------------   ----------------    ----------------    ----------------
     Crude Oil
         Volume                        44,400 Bbls.        58,500 Bbls.        24,500 Bbls.         31,000 Bbls.
         Average price                 $18.77/Bbl.         $16.15/Bbl.         $19.72/Bbl.          $16.99/Bbl.
     Natural gas
         Volume                       1,520,000 Mcf's     1,700,000 Mcf's      900,000 Mcf's      1,100,000 Mcf's
         Average price, includes
           value of associated gas
           liquids                      $1.91/Mcf            $1.54/Mcf           $2.00/Mcf           $1.40/Mcf

    - Other

    The provision for depreciation, depletion and amortization is increased in the current period with increased capitalized costs associated with the
Company's recent oil and gas drilling activity.   In addition, during the
second quarter of 1996, the Company recognized a $1,167,000 asset impairment on certain refined product marketing facilities and equipment. The impairment was recorded because of continued operating and cash flow losses associated with these assets.

    Property sales and other earnings of $166,000 resulted from a gain realized on the sale of seven tank trailers.

    Three Month Comparison

    Variations for the comparative three month period ended June 30, 1996, are consistent with the discussion above.

Liquidity and Capital Resources

    During the first six months of 1996, the Company invested $3,370,000 in property equipment additions with $1,674,000 of such investments going towards oil and gas drilling efforts. Funding for these investments was derived from the Company generating $8,315,000 of working capital, defined as the sum of net cash earnings plus the non-cash provisions for depreciation and deferred income taxes not owing as a result of the Company's tax loss carryforward position. The $4,945,000 of excess cash flow generated was utilized primarily to reduce bank debt.

    Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional discussion of the Company's bank relationships, tax loss carryforwards and other matters.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                   June 30,              December 31,
                                                                                     1996                    1995
                                                                              ------------------      ------------------
                                          ASSETS                                  (unaudited)
             CURRENT ASSETS
             Cash and cash equivalents                                        $          2,506        $          4,037
             Accounts receivable, net                                                   68,789                  50,484
             Inventories                                                                 3,453                   3,177
             Prepaid and other                                                           1,003                   1,020
                                                                              ----------------        ----------------
                                   Total Current Assets                                 75,751                  58,718
                                                                              ----------------        ----------------
             Property and equipment                                                     41,158                  40,011
             Less - accumulated depreciation, depletion and amortization               (23,788)                (21,067)
                                                                              ----------------        ----------------
                                                                                        17,370                  18,944
                                                                              ----------------        ----------------
             Deferred income taxes                                                         715                   2,065
             Other assets                                                                1,292                     705
                                                                              ----------------        ----------------
                                                                              $         95,128        $         80,432
                                                                              ----------------        ----------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY

             CURRENT LIABILITIES
             Accounts payable                                                 $         66,793        $         49,537
             Accrued and other liabilities                                               1,882                   2,416
             Current maturities of long-term debt                                        2,421                   1,650
                                                                              ----------------        ----------------
                                Total current liabilities                               71,096                  53,603

             Long-term debt, less current maturities                                     5,073                  10,589
             Other liabilities                                                             538                     562
                                                                              ----------------        ----------------
                                                                                        76,707                  64,754
                                                                              ----------------        ----------------

             SHAREHOLDERS' EQUITY
             Common stock - $.10 par value, 7,500,000 shares authorized;
               4,198,098 and 4,197,598 shares outstanding, respectively                    420                     420
             Contributed capital                                                         9,895                   9,895
             Retained earnings, after eliminating $13,931,000 of
               accumulated deficit on December 31, 1992                                  8,106                   5,363
                                                                              ----------------        ----------------
                                Total shareholders' equity
                                                                                        18,421                  15,678
                                                                              ----------------        ----------------
                                                                              $         95,128        $         80,432
                                                                              ================        ================

   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                    ----------------------------------
                                                                                         1996                 1995
                                                                                    --------------       -------------
             CASH PROVIDED BY OPERATIONS
             Net earnings                                                           $      2,742         $       1,112
             Items of income not requiring (providing) cash -
             Depreciation, depletion and amortization                                      4,389                 2,720
             Deferred income tax provision                                                 1,350                   600
             Gain on sale of properties                                                     (166)                    -
             Other, net                                                                     (478)                  (91)
             Decrease (increase) in accounts receivable                                  (18,305)               (6,907)
             Decrease (increase) in inventories                                             (276)                 (914)
             Decrease (increase) in prepaid and other                                         17                  (281)
             Increase (decrease) in accounts payable                                      17,256                 7,585
             Increase (decrease) in accrued liabilities                                     (534)               (1,213)
                                                                                    ------------         -------------
             Net cash provided by operating activities                                     5,995                 2,611
                                                                                    ------------         -------------
             INVESTING ACTIVITIES
             Property and equipment additions                                             (3,370)               (4,935)
             Proceeds from property sales                                                    589                     -
                                                                                    ------------         -------------
             Net cash (required) by investing activities                                  (2,781)               (4,935)
                                                                                    ------------         -------------
             FINANCING ACTIVITIES
             Borrowings from bank                                                              -                 2,065
             Repayment of debt                                                            (4,745)                 (358)
             Sales of stock                                                                    -                    10
                                                                                    ------------         -------------

             Net cash provided by (used in) financing activities                          (4,745)                1,717
                                                                                    ------------         -------------
             Increase (decrease) in cash                                                  (1,531)                 (607)

             Cash at beginning of period                                                   4,037                 2,695
                                                                                    ------------         -------------
             Cash at end of period                                                  $      2,506         $       2,088
                                                                                    ============         =============

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

             Interest paid during the period                                        $        388         $         486
                                                                                    ============         =============
             Income taxes paid during the period                                    $        132         $         136
                                                                                    ============         =============

   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at June 30, 1996 and December 31, 1995 and results of operations and cash flows for the six months ended June 30, 1996 and 1995. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. - None

Item 6. - Exhibits and Reports on Form 8K

     a.  Exhibits - Article 5.
     b.  Reports on Form  8-K -  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ADAMS RESOURCES & ENERGY, INC.
                                         (Registrant)




Date:    August 5, 1996                  By: K. S. ADAMS, JR.
       --------------------------            ---------------------------------
                                             K. S. Adams, Jr.
                                             Chief Executive Officer



                                             RICHARD B. ABSHIRE
                                             ---------------------------------
                                             Richard B. Abshire
                                             Chief Financial Officer

                              INDEX TO EXHIBITS



        27 --   Financial Data Schedule