Form 10-Q
period 1996-09-30
ADAMS RESOURCES & ENERGY INC
filed 1996-11-12
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1996 or

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from__________________to_____________________


                    Commission File Number       1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                            74-1753147
----------------------------------                      -----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

               5 Post Oak Park, Suite 2700, Houston, Texas  77027
               --------------------------------------------------
               (Address of principal executive office & Zip Code)


     Registrant's telephone number, including area code    (713) 881-3600
                                                        -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at October 31, 1996 was 4,203,098.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    NINE MONTHS ENDED                          THREE MONTHS ENDED
                                                      SEPTEMBER 30,                               SEPTEMBER 30,
                                           ----------------------------------          ---------------------------------
                                                  1996                1995                    1996                1995
                                           --------------      --------------          --------------      -------------
REVENUE:
Marketing                                  $    1,018,959      $     541,163           $      364,298      $      201,921
Transportation                                     15,446             16,059                    4,957               5,056
Oil and gas                                         6,294              5,267                    2,526               1,591
                                           --------------      --------------          --------------      --------------
                                                1,040,699            562,489                  371,781             208,568
                                           --------------      --------------          --------------      --------------
COSTS AND EXPENSES:
Operating
   Marketing                                    1,012,128            539,016                  363,213             201,218
   Transportation                                  13,426             13,947                    4,397               4,369
   Oil and gas                                      1,356              1,279                      579                 515
Corporate general and administrative                1,863              1,580                      560                 526
Depreciation, depletion and amortization            5,967              5,791                    1,578               3,071
                                           --------------      --------------          --------------      --------------
                                                1,034,740            561,613                  370,327             209,699
                                           --------------      --------------          --------------      --------------

Operating earnings (loss)                           5,959                876                    1,454              (1,131)

OTHER INCOME (EXPENSE):
Property sales and other                              166                917                        -                 917
Interest                                             (465)              (339)                     (93)               (123)
                                           --------------      --------------          --------------      --------------
                                                     (299)               578                      (93)                794
                                           --------------      --------------          --------------      --------------

Earnings (loss) before income taxes                 5,660              1,454                    1,361                (337)
Income tax provision (benefit)
  Current                                             259                 68                       52                 (11)
  Deferred                                          1,800                250                      450                (350)
                                           --------------      --------------          --------------      --------------
                                                    2,059                318                      502                (361)
                                           --------------      --------------          --------------      --------------

NET EARNINGS                               $        3,601      $       1,136           $          859      $           24
                                           ==============      ==============          ==============      ==============
EARNINGS PER COMMON SHARE                  $          .85      $         .27           $          .20      $            -
                                           ==============      ==============          ==============      ==============
DIVIDENDS PER COMMON SHARE                 $            -      $           -            $           -      $            -
                                           ==============      ==============          ==============      ==============



   The accompanying notes are an integral part of these financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Nine Months Comparison

         -  Marketing

         Gross revenues for the Company's Marketing operations increased by $477,796,000, or 88%, in the comparative current period as a result of (i) increased overall world crude oil prices, (ii) increased volumes of crude purchased at the wellhead, and (iii) a more active crude oil trading effort. Average crude oil prices increased approximately $3.00 per barrel for the comparative period while average wellhead purchases increased to 55,000 barrels per day in 1996 versus 45,000 barrels per day in 1995. Marketing division operating margins before depreciation for the first nine months of 1996 were $6,831,000 versus $2,147,000 in the similar 1995 period, partially as a result of the combination of events discussed above. The most significant factor affecting 1996 operating margins, however, was a severe crude oil shortage situation that existed in the mid-continent region of the United States. As a supplier of crude oil to the region, this demand condition served to temporarily improve the Company's margins. As crude oil markets returned to a more normal balance between supply and demand during the third quarter of 1996, the Company's level of Marketing earnings returned to its historic pattern.

         - Transportation

         Transportation revenues and earnings experienced little variation between the comparative periods as market conditions remained consistent.

         - Oil and Gas

         Oil and gas revenues and operating earnings before depreciation increased in the comparative current period as a result of increased natural gas volumes and prices. Volumes and prices compare as follows:

                                           NINE MONTHS ENDED                      THREE MONTHS ENDED
                                           -----------------                      ------------------
                                         1996                1995               1996                 1995
                                  -----------------  -----------------   -----------------   -----------------
Crude Oil
    Volume                           64,200 Bbls.       83,400 Bbls.        19,800 Bbls.        24,600 Bbls.
    Average price                   $19.17/ Bbls.       $16.09/ Bbl.        $19.67/Bbls.        $15.98/Bbl.
Natural gas
    Volume                         2,470,000 Mcf's    2,430,000 Mcf's      950,000 Mcf's        810,000 Mcf's
Average price, includes value
    of associated gas liquids         $2.03/Mcf          $1.51/Mcf           $2.15/Mcf            $1.45/Mcf

             - Other

             The current provision for depreciation, depletion and amortization includes a $1,167,000 asset impairment recognized by the Company during the second quarter of 1996 on certain refined product marketing facilities and equipment. The impairment was recorded because of continued operating and cash flow losses associated with these assets.

             Property sales and other earnings of $166,000 resulted from a gain realized on the sale of seven tank trailers during the second quarter of 1996.

             Three Month Comparison

             Variations in operating results for the comparative three month period ended September 30, 1996, are consistent with the discussion above, except in the third quarter of 1995, the Company recorded a $900,000 write down of its oil and gas leasehold position as additional depreciation, depletion and amortization. This item did not recur in 1996.

             -Other income (expense)

             During the third quarter of 1995, the Company substantially completed its coal land reclamation obligations and obtained general approval from the State of Kentucky. As a result, the Company reduced its estimated liability for future coal related costs by $372,000. The Company also recognized a $545,000 gain during the third quarter of 1995, when nine tractors and 22 trailers were sold upon the expiration of their lease term.

             -Income tax provision

             During the third quarter of 1995, the Company adjusted its estimated effective tax rate to reflect the recognition of approximately $200,000 of depletion which the company expects to realize.

Liquidity and Capital Resources

             During the first nine months of 1996, the Company invested $4,086,000 in property equipment additions with $1,975,000 of such investments going towards oil and gas drilling efforts. Funding for these investments was derived from the Company generating $11,202,000 of working capital, defined generally as the sum of net cash earnings plus the non-cash provisions for depreciation and deferred income taxes not owing as a result of the Company's tax loss carryforward position. The $7,116,000 of excess cash flow generated was utilized primarily to reduce bank debt.

             Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for additional discussion of the Company's bank relationships, tax loss carryforwards and other matters.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                    September 30,           December 31,
                                                                        1996                    1995
                                                                 ------------------      ----------------
                             ASSETS                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                        $            4,222       $            4,037
Accounts receivable, net                                                     80,061                   50,484
Inventories                                                                   3,808                    3,177
Prepaid and other                                                               506                    1,020
                                                                 ------------------       ------------------
                      Total Current Assets                                   88,597                   58,718
                                                                 ------------------       ------------------

Property and equipment                                                       41,875                   40,011
Less - accumulated depreciation, depletion and amortization                (25,398)                  (21,067)
                                                                 ------------------       ------------------
                                                                             16,477                   18,944
                                                                 ------------------       ------------------
Deferred income taxes                                                           265                    2,065
Other assets                                                                  1,395                      705
                                                                 ------------------       ------------------
                                                                 $          106,734       $           80,432
                                                                 ==================       ==================

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           78,102       $           49,537
Accrued and other liabilities                                                 2,794                    2,416
Current maturities of long-term debt                                             58                    1,650
                                                                 ------------------       ------------------
                   Total current liabilities                                 80,954                   53,603

Long-term debt, less current maturities                                       5,877                   10,589
Other liabilities                                                               608                      562
                                                                 ------------------       ------------------
                                                                 $           87,439       $           64,754
                                                                 ------------------       ------------------

SHAREHOLDERS' EQUITY
Common stock - $.10 par value, 7,500,000 shares authorized;
  4,203,098 and 4,197,598 shares outstanding, respectively                      420                      420
Contributed capital                                                           9,911                    9,895
Retained earnings, after eliminating $13,931,000 of
  accumulated deficit on December 31, 1992                                    8,964                    5,363
                                                                 ------------------       ------------------
                   Total shareholders' equity                                19,295                   15,678
                                                                 ------------------       ------------------
                                                                 $          106,734       $           80,432
                                                                 ==================       ==================



   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------      --------------
CASH PROVIDED BY OPERATIONS
Net earnings                                                           $        3,601       $        1,136
Items of income not requiring (providing) cash -
Depreciation, depletion and amortization                                        5,967                5,791
Deferred income tax provision                                                   1,800                  250
Gain on sale of properties                                                       (166)                (545)
Other, net                                                                       (481)              (1,124)
Decrease (increase) in accounts receivable                                    (29,577)             (18,299)
Decrease (increase) in inventories                                               (631)                (738)
Decrease (increase) in prepaid and other                                          514                 (395)
Increase (decrease) in accounts payable                                        28,565               17,711
Increase (decrease) in accrued liabilities                                        378                 (214)
                                                                       --------------       --------------
Net cash provided by operating activities                                       9,970                3,573
                                                                       --------------       --------------

INVESTING ACTIVITIES
Property and equipment additions                                               (4,086)              (6,068)
Proceeds from property sales                                                      589                  545
                                                                       --------------       --------------
Net cash (required) by investing activities                                    (3,497)              (5,523)
                                                                       --------------       --------------
FINANCING ACTIVITIES
Borrowings from bank                                                                -                2,065
Repayment of debt                                                              (6,304)                (462)
Sales of stock                                                                     16                   64
                                                                       --------------       --------------
Net cash provided by (used in) financing activities                            (6,288)               1,667
                                                                       --------------       --------------
Increase (decrease) in cash                                                       185                 (283)

Cash at beginning of period                                                     4,037                2,695
                                                                       --------------       --------------
Cash at end of period                                                  $        4,222       $        2,412
                                                                       ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid during the period                                        $          508       $          665
                                                                       ==============       ==============
Income taxes paid during the period                                    $          233       $          226
                                                                       ==============       ==============


   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at September 30, 1996 and December 31, 1995 and results of operations and cash flows for the nine months ended September 30, 1996 and 1995. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. - None

Item 6. - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADAMS RESOURCES & ENERGY, INC.
                                        (Registrant)




Date:  November 4, 1996                 By:  K. S. ADAMS, JR.
     ---------------------------             ---------------------------
                                             K. S. Adams, Jr.
                                             Chief Executive Officer



                                             RICHARD B. ABSHIRE
                                             ---------------------------
                                             Richard B. Abshire
                                             Chief Financial Officer

                   EXHIBIT INDEX


          27  --  Financial Data Schedule