Form 10-K405
period 1996-12-31
ADAMS RESOURCES & ENERGY INC
filed 1997-03-21
CIK 2178

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the Fiscal Year ended December 31, 1996

                                       OR

      REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the Transition Period from        to
                                     ------   ------

                         Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     74-1753147
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      5 POST OAK PARK STE. 2700
            HOUSTON, TEXAS                                     77027
(Address of Principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (713) 881-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class         Name of each exchange on which registered
    ----------------------------    -----------------------------------------
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

     A total of 4,213,596 shares of Common Stock were outstanding at March 7, 1997.

     The aggregate market value of the voting stock held by nonaffiliates as of March 7, 1997 was $29,167,562.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 23, 1997 are incorporated by reference in Part III.

                                     PART I


Items 1 and 2.  BUSINESS AND PROPERTIES.

General

         Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of oil and gas exploration and production, crude oil marketing, petroleum products marketing and tank truck transportation of petroleum products and liquid chemicals.

         The revenues and operating earnings for each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 1996 are set forth in Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein.

Oil and Gas Exploration and Production

         Since its inception, the Company has been actively engaged in domestic onshore oil and gas exploration and development activities, primarily in Texas and Oklahoma. Exploration offices are maintained at the Company's headquarters in Houston, Texas. The Company holds an interest in 240 wells, of which 80 are Company-operated.

         Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 1996. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the Company's fractional interests owned.


                        Oil Wells         Gas Wells         Total Wells
                      ---------------   ---------------   ---------------
                      Gross     Net      Gross    Net      Gross     Net
                      ------   ------   ------   ------   ------   ------
Texas                    111    19.41       13     3.06      124    22.47
Oklahoma                  12     3.50        9     1.56       21     5.06
Other                     87      .04        8      .63       95      .67
                      ------   ------   ------   ------   ------   ------


                         210    22.95       30     5.25      240    28.20
                      ======   ======   ======   ======   ======   ======


         Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 1996.

                        Developed Acreage      Undeveloped Acreage
                      ---------------------   ---------------------
                        Gross        Net        Gross        Net
                      ---------   ---------   ---------   ---------
Texas                    46,295       9,141      53,042       9,721
Oklahoma                  3,265         592       2,141         820
Other                     3,911       1,185         671         609
                      ---------   ---------   ---------   ---------


                         53,471      10,918      55,854      11,150
                      =========   =========   =========   =========

         Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years during the period ended December 31, 1996. All drilling activity was onshore in Texas and Oklahoma.

                                     1996                   1995                    1994
                            ---------------------   ---------------------   ---------------------
                              Gross        Net        Gross        Net        Gross        Net
                            ---------   ---------   ---------   ---------   ---------   ---------
Exploratory wells drilled
   - Productive                  --          --          --          --          --          --
   - Dry                         --          --           2         .38          --          --

Development wells drilled
   - Productive                  10        1.62          24        3.85          21        2.73
   - Dry                         --          --           1         .07           1         .05

         In addition to the above wells drilled and completed, at year end 1996, the Company had 4 wells (.78 net wells) in process. All such wells were subsequently completed as producers in 1997.

         Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 1996, are presented in the table below.


                                                    December 31,
                                         ---------------------------------
                                           1996        1995        1994
                                         ---------   ---------   ---------
                                                   (In thousands)
Crude oil (Barrels)                            225         281         229
Natural gas (Mcf)                            9,834       7,692       8,759
Future net cash flows                    $  29,566   $  14,893   $  13,131
Present value of future net cash flows   $  21,467   $  10,102   $   9,218

         The estimates of the Company's oil and gas reserves and future net revenues therefrom as of December 31, 1996, were made by the Company's independent petroleum engineers, Ryder Scott Company. The reserve estimates provided at December 31, 1996 are based on oil prices of approximately $24.51 per barrel and natural gas prices of approximately $3.31 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas reserve quantities and prices reported herein include the value of associated natural gas liquids.

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

         The Company's net oil and gas production for the three years ended December 31, 1996 has been as follows:

       Year Ended            Crude Oil     Natural
       December 31,          (Barrels)    Gas (Mcf)
       ------------          ----------   ----------
1996 ....................       92,000    3,450,000
1995 ....................      105,000    3,055,000
1994 ....................       74,000    1,229,000


         Certain financial information relating to the Company's oil and gas activities is summarized as follows:

                                               Year Ended December 31,
                                           ------------------------------
                                             1996       1995       1994
                                           --------   --------   --------
                                                   (In thousands)
Average oil and condensate
  sales price per Bbl ..................   $  18.31   $  16.58   $  15.08
Average natural gas
  sales price per Mcf ..................   $   2.12   $   1.50   $   1.94
Average production cost,
  per equivalent Bbl, charged to expense   $   2.54   $   2.16   $   3.35

         The average crude oil and natural gas sales price received for December 1996 production was $21.32 per barrel and $3.56 per Mcf, respectively. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas prices reported herein include the value of associated natural gas liquids.

         The Company has had no reports to Federal authorities or agencies of estimated oil and gas reserves except for required report on the Department of
Energy's "Annual Survey of Domestic Oil and Gas Reserves".   The Company is not
obligated to provide any fixed and determinable quantities of oil or gas in the future under existing contracts or agreements associated with its oil and gas exploration and production segment.

         Reference is made to the Supplementary Financial Data following the Notes to Consolidated Financial Statements for additional disclosures relating to oil and gas exploration and production activities.

Crude Oil Marketing

         The Company's crude oil marketing subsidiaries, GulfMark Energy, Inc. and Ada Crude Oil Company, purchase crude oil at the wellhead and arrange transportation to refiners and other customers. Crude oil acquired at the wellhead is transported via common carrier pipeline, barge or truck, with activity primarily concentrated on properties located offshore Louisiana and onshore throughout Texas. Crude oil purchases at the wellhead approximate 60,000 barrels per day. In addition, on a fee for service basis, the Company hauls approximately 4,000 barrels per day of saltwater from the wellhead to approved disposal sites. As part of its crude oil marketing business, the Company currently operates 35 tractor-trailer rigs and maintains 31 pipeline injection stations, all within the states of Texas and New Mexico.

         Crude oil is generally purchased at field posted prices that fluctuate with market conditions. The crude oil is transported and either sold outright at the field level or the Company will enter into buy-sell arrangements (trades) in order to minimize transportation or to maximize the sales prices. Except in certain limited situations where back- to-back fixed price trades are in place, the contracted sales price is also pegged to a posted price that fluctuates with market conditions, thus reducing the Company's loss exposure from sudden changes in crude oil prices. Sales of crude oil are facilitated in the industry by established trade points that include Cushing, Oklahoma, St. James, Louisiana and Midland, Texas. A key element of the Company's profitability is the differential between market prices at the field level and at the various trade points. Such price differentials will vary with local supply and demand conditions and unforeseen fluctuations in price differentials can impact the Company's financial results in either a favorable or an unfavorable manner. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions will remain.

         Crude oil marketing revenues totaled $1.4 billion for 1996 and the Company believes alternative customers are available should any of its customers reduce their purchases.

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

         Petroleum products marketing revenues totaled $32 million for 1996 and the Company believes alternative customers are available should any of its customers reduce their purchases.

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

         The Company presently operates 170 truck tractors and 260 tank trailers and also operates truck terminals in Houston, Corpus Christi, and Orange, Texas as well as Geismar, Louisiana and Creola, Alabama. The Company's primary terminal facility in Houston, is situated on 22 acres and includes maintenance facilities, an office building and a six bay, state of the art, internal tank washrack and water treatment system.

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

Other Operations

         The Company previously operated three coal mining subsidiaries. Due to continuing losses and the capital requirements of these subsidiaries, the Company subsequently sold all coal assets. All environmental obligations associated with the former coal properties have been satisfied except for one 280-acre area in Kentucky where in November 1992, the Company received final approval on a proposed post-mining land use plan. This project commenced in 1993 and was completed in 1996. The Company is awaiting final approval of the project as completed.

         The Company leases approximately 12,000 square feet of office space for its executive offices located at 5 Post Oak Park, Suite 2700, Houston, Texas.

Employees

         At December 31, 1996 the Company employed 403 persons, 22 of whom were employed in oil and gas exploration and production, 118 in the marketing of crude oil and petroleum products, 252 in transportation operations and 11 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

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

Federal and State Taxation

         The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended. Because of available statutory depletion carryforwards, the Company's current cash flow is not significantly impacted by federal taxation. The Company is, however, affected by the alternative minimum tax provisions of the federal law. Under certain provisions of the alternative minimum tax, the availability of tax carryforwards to offset taxable income is limited to 90% of alternative minimum taxable income. As a result of this combination of factors, the Company will generally pay a 2% effective current federal tax rate until such time as its tax carryforwards are fully utilized, which is expected to occur in 1997. When such carryforwards are fully utilized, the Company's effective current federal tax rate is expected to approach the statutory (34%) level.

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

Forward-Looking Statements--Safe Harbor Provisions

         This annual report for the year ended December 31, 1996 contains certain forward-looking statements which are intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Production and Reserve Information, (b) Competition, (c) Regulatory Status and Potential Environmental Liability, (d) Management's Discussion and Analysis of Financial Condition and Results of Operations, (e) Use of Estimates, (f) Coal Operations, (g) Income Taxes, (h) Concentration of Credit Risk, (i) Commitments and Contingencies, (j) Supplementary Financial Data, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.
However, there can be no assurance that such expectation or belief will actually result or be achieved.

         A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins, (c) unanticipated environmental liabilities or regulatory changes, (d) the availability and cost of insurance, (e) changes in tax laws, and (f) the availability of capital, among others.

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

The Clean Water Act of 1972, as amended (the "Clean Water Act")--The Clean Water Act establishes water pollutant discharge standards applicable to many basic types of manufacturing facilities and imposes standards on municipal sewage treatment plants. The Clean Water Act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Many industrial and governmental facilities must apply for and obtain discharge permits, monitor pollutant discharges and under certain conditions reduce certain discharges. The Clean Water Act also requires pre-treatment of certain discharges prior to release into a publicly owned treatment works.

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

The Clean Air Act of 1970, as amended (the "Clean Air Act")--The Clean Air Act required EPA to establish and ensure compliance with national ambient air quality standards ("NAAQS") for certain pollutants. The NAAQS generally are to be achieved by the individual states through state implementation plans ("SIPs"). SIPs typically attempt to meet the NAAQS by, among other things, regulating the quantity and quality of emissions from specific industrial sources. As required by the Clean Air Act, EPA also has established regulations that limit emissions of specified hazardous air pollutants and other regulations that limit emissions from new industrial sources within certain source categories. The Clean Air Act was amended extensively in 1990, to, among other things, impose additional emissions standards that must be implemented by the EPA through regulations. The implementation of the Clean Air Act requirements is accomplished in Texas by the Texas Natural Resources Conservation Commission ("TNRCC").

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

Texas Clean Air Act and Texas Natural Resources Conservation Commission Regulations--Pursuant to the federal Clean Air Act and the Texas Clean Air Act, the TNRCC has established rules that, among other things, regulate various types of emissions from industrial sources. Among these rules is a requirement that each industrial source in Texas that emits any air pollutant be authorized by a permit, or be exempt from permitting through a standard exemption or because such facility was in existence as of August 30, 1971 and has not been modified since then (i.e., is "grandfathered"). Industrial sources that are located in areas in which the NAAQS have not been attained for certain pollutants ("non- attainment areas") and that emit such pollutants, are often subject to additional and/or more stringent rules than similar facilities located in attainment areas.

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

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

            None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The persons who are currently serving as executive officers of the Company, their ages and the positions they hold with the Company are as follows:

       Name                Age             Positions with the Company
----------------------     ---       ------------------------------------------------
K. S. Adams, Jr.           74        Chairman, President and Chief Executive Officer
William R. Sharp           72        Vice President-Oil and Gas
Claude H. Lewis            53        Vice President-Land Transportation
Richard B. Abshire         44        Vice President-Finance
David B. Hurst             43        Secretary


         Each officer has served in his present position for at least five years. No family relationship exists between any of the officers. Mr. Hurst is a partner in the law firm of Chaffin & Hurst.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATE SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 1995.

                                                                     American Stock Exchange
                                                                     -----------------------
Year                                                                 High               Low
----                                                                 ----               ---
1995
  First Quarter   . . . . . . . . . . . . . . . . . . . .           10                  7-1/2
  Second Quarter  . . . . . . . . . . . . . . . . . . . .            8-5/8              7-1/2
  Third Quarter   . . . . . . . . . . . . . . . . . . . .            8-3/8              6-3/8
  Fourth Quarter  . . . . . . . . . . . . . . . . . . . .            7-3/8              4-7/8

1996
  First Quarter   . . . . . . . . . . . . . . . . . . . .            7-7/8              5-3/4
  Second Quarter  . . . . . . . . . . . . . . . . . . . .            8-5/8              6-1/2
  Third Quarter   . . . . . . . . . . . . . . . . . . . .           11                  6-3/4
  Fourth Quarter  . . . . . . . . . . . . . . . . . . . .           13-7/8              9-1/2

         At December 31, 1996 there were 949 holders of record of the Company's common stock and the closing stock price was $12-1/4 per share.

         The terms of the Company's bank loan agreement require the Company to retain at least 50% of annual net income as an addition to total shareholders' equity, thus such amount would not be available for payment of cash dividends on the Company's common stock.

         On each of December 15, 1996, 1995 and 1994, the Company paid an annual cash dividend of $.07, $ .05 and $.03, respectively, to all holders of its common stock of record on December 1st of each year. Such dividends aggregated $292,000, $207,000 and $124,000, respectively.

Item 6.  SELECTED FINANCIAL DATA

                  FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

                                                                          Years Ended December 31,
                                                --------------------------------------------------------------------------
                                                   1996           1995              1994           1993           1992
                                                -----------    -----------       -----------    -----------    -----------
                                                                   (In thousands, except per share data)
Revenues:
   Marketing ................................   $ 1,466,736    $   803,669       $   610,944    $   675,915    $   529,941
   Transportation ...........................        21,282         21,390            20,455         16,687         16,752
   Oil and gas ..............................         9,061          6,378             3,586          2,733          2,957
                                                -----------    -----------       -----------    -----------    -----------
                                                $ 1,497,079    $   831,437       $   634,985    $   695,335    $   549,650
                                                ===========    ===========       ===========    ===========    ===========

Operating earnings:
   Marketing ................................   $     5,816    $     2,496       $     2,114    $     1,303    $       477
   Transportation ...........................         2,356          2,045             2,923          2,354          1,764
   Oil and gas ..............................         3,711         (1,410)(1)         1,272                      8611,227
                                                               -----------       -----------    -----------    -----------
                                                     11,883          3,131             6,309          4,518          3,468
Other income(expenses):
   General and administrative ...............        (2,783)        (2,176)           (2,018)        (2,015)        (2,117)
   Property sales and other .................           142          1,134               583              4            162
   Interest .................................          (477)          (526)             (106)          (189)          (223)
                                                -----------    -----------       -----------    -----------    -----------
Earnings before income taxes ................         8,765          1,563             4,768          2,318          1,290

Income tax provision
   Current ..................................           624            100               305            150            138
   Deferred .................................         2,500            238             1,446            716            391
                                                -----------    -----------       -----------    -----------    -----------
                                                      3,124            338             1,751            866            529
                                                -----------    -----------       -----------    -----------    -----------

Earnings before cumulative effect
   of accounting change .....................         5,641          1,225             3,017          1,452            761
Cumulative effect of accounting
   change ...................................          --             --                --             --            3,391(2)
                                                -----------    -----------       -----------    -----------    -----------
Net earnings ................................   $     5,641    $     1,225       $     3,017    $     1,452    $     4,152
                                                ===========    ===========       ===========    ===========    ===========

Earnings per common share:
   Before cumulative effect of
     accounting change ......................   $      1.34    $       .29       $       .72    $       .35    $       .18
   Cumulative effect of accounting
     change .................................          --             --                --             --              .82
                                                -----------    -----------       -----------    -----------    -----------
   Net earnings .............................   $      1.34    $       .29       $       .72    $       .35    $      1.00
                                                ===========    ===========       ===========    ===========    ===========

FINANCIAL POSITION
Working capital .............................   $    10,484    $     5,115       $     2,957    $     2,773    $     2,504
Total assets ................................       110,882         80,917            62,301         50,295         58,126
Long-term debt, net of
   current maturities .......................         6,171         10,589             9,263          3,947          3,914
Shareholders' equity ........................        22,760         15,678            13,233         10,296          8,834
Dividends on common shares ..................           292            207               124           --             --


---------------

(1) The oil and gas operating loss in 1995 resulted from reduced prices for natural gas and an increased provision for depreciation,depletion and amortization ("DD&A"). Contributing to increased DD&A were certain write-downs of oil and gas property costs. See Note 1 to the Consolidated Financial Statements.

(2) Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109-"Accounting for Income Taxes". Primarily due to the availability of tax net operating loss carryforwards, the Company recorded a cumulative accounting adjustment in order to reflect this deferred tax asset.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of 1996 to 1995

  Marketing

         Marketing segment profitability is dependent upon the spread between the price paid to suppliers for the commodity purchased (i.e., crude oil or refined products) and the sales price to the end market customer less distribution costs. Since the Company is marketing a commodity, the gross purchase price at the supplier level and the gross sales price at the customer level tend to move in unison. However, the spread between purchase and sales contracts will vary with localized supply and demand conditions. In a commodity business, operating margins as a percentage of gross revenues are typically very narrow; e.g., less than 1/2 of 1% in the case of crude oil. As a small margin, high volume business, a relatively minor change in the spread can have a significant impact on earnings. The Company's strategy for crude oil marketing is to link purchase and sales contracts to established quotations (postings) that move with general market trends. Thus, the Company is substantially insulated from the impact of general movements in world crude oil prices. Because of the Company's crude oil marketing strategy, absolute world crude oil prices in 1996 had little or no impact on current operating margins.

         Gross revenues for the Company's Marketing operations increased by $663,067,000, or 83%, in the current year because of increased volumes of crude oil purchased at the wellhead and a more active crude oil trading effort. Comparative average purchases of crude oil at the wellhead were 58,000 barrels per day in 1996 versus 45,000 barrels per day in 1995. Marketing division operating margins also increased for 1996 to $5,816,000 versus $2,496,000 for 1995. The operating margin increase was partially a result of greater sales volume and more astute trading. The most significant factor affecting 1996 margins, however, was a severe crude oil shortage situation that existed in the mid-continent region of the United States during the first half of 1996. As a supplier of crude oil to the region, this demand condition served to temporarily improve the Company's margins. As crude oil markets returned to a more normal balance between supply and demand during the third quarter of 1996, the Company's level of Marketing earnings returned to its historic pattern. While the Company policy is designed to minimize market risk, some degree of exposure to unforeseen market conditions remains.

  Transportation

         Transportation revenues and earnings were consistent between the comparative years. As presently configured, the Transportation division's fixed costs are approximately $10.5 million per year and consist primarily of tractor-trailer rentals, insurance and terminal operating expenses. Variable costs, which typically approximate 40 percent of gross revenues, consist primarily of drivers' wages and fuel. Historically, when revenues increasingly exceed the Company's fixed cost requirements, operating profits increase at an even faster rate, and vice versa. As a result of varying demand conditions, revenues and operating earnings may experience significant variations between periods.

  Oil and Gas

         Oil and gas revenues increased by 42% to $9,061,000 in the current year as a direct result of increased oil and gas prices coupled with increased natural gas production volumes. The Company's recent drilling efforts, led to the production volume increase. Volumes and average prices compare as follows:

                                                    Crude Oil                      Natural Gas
                 Year Ended               ----------------------------     ---------------------------
                 December 31,                Barrels        Avg. Price        Mcf's         Avg. Price
                 ------------             ----------        ----------     ------------    -----------
         1996 . . . . . . . . . . . .          92,000          $18.31       3,450,000         $2.12
         1995 . . . . . . . . . . . .         105,000          $16.58       3,055,000         $1.50
         1994 . . . . . . . . . . . .          74,000          $15.08       1,229,000         $1.94

         Oil and gas operating earnings improved to $3,711,000 in 1996 with improved prices and volumes and because of a reduced provision for depreciation, depletion and amortization. The $1,410,000 oil and gas division operating loss experienced in 1995 resulted from reduced prices for natural gas and a greater increased provision for depreciation, depletion and amortization. The provision for oil and gas depreciation, depletion and amortization in 1995 was $6,460,000 as compared to $3,655,000 in 1996. The provision was reduced in 1996 as a result of lower capitalized costs subject to amortization and because of favorable oil and gas reserve revisions.

  Other income (expense)

         Other income of $168,000 in 1996 reflects a gain on the sale of four tractor units, while in 1995, the Company recognized a $704,000 gain upon the sale of 19 tractors and 22 trailers. Also during 1995, the Company substantially completed its coal land reclamation obligations and as a result, the Company reduced its estimated liability for future coal related costs by $482,000.

Comparison of 1995 to 1994

  Marketing

         Gross revenues for the Company's Marketing operations increased by $192,725,000, or 31%, for 1995 relative to 1994 as the Company entered into a greater number of crude oil buy/sell arrangements. The Company's purchases of crude oil at the wellhead remained consistent at approximately 45,000 barrels per day. Marketing division operating margins for 1995 were $2,496,000 versus $2,114,000 in 1994 as the Company's crude oil trading strategy for 1995 served to enhance margins.

  Transportation

         Transportation revenues remained consistent between the comparative years 1995 and 1994. However, operating margin decreased by 30% to $2,045,000 because the Company's cost structure increased while trucking rates decreased with the January 1, 1995 deregulation of intrastate rates. Increased costs are attributable to competitive pressures to increase driver wages and improve the level of service.

  Oil and Gas

         Oil and gas revenues were increased in 1995 relative to 1994 as a result of stepped up drilling efforts commenced in the second half of 1994. Operating earnings were reduced however, in 1995, by an increased provision for depreciation, depletion and amortization. The provision increased in 1995 because of (1) increased capital costs and production volumes associated with the Company's 1995 drilling activity, (2) negative reserve revisions, (3) depressed natural gas prices coupled with marginal results from drilling efforts, causing the Company to record a $900,000 write- down of its unproved oil and gas leasehold position and (4) the Company's early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of ", resulting in a $677,000 write-down of capitalized oil and gas property costs.

  Other

         Other income of $583,000 in 1994 was primarily attributable to the Company's former coal operations. The Company sold an overriding royalty interest in certain previously owned coal reserves and settled a related claim. Interest expense increased in 1995 because the Company increased its level of debt during 1994 and 1995 to finance its drilling activity.


Liquidity and Capital Resources

  Overview

         The Company's liquidity and its capital investment program are primarily a function of the level of ongoing annual net earnings as adjusted by the non-cash provisions for depreciation, depletion, amortization and federal income taxes (See the discussion below concerning the availability of tax carryforwards to offset taxable income). In recent years, the Company has utilized its available cash flow to make discretionary investments in its oil and gas, transportation and marketing businesses. The table below illustrates this relationship.

                                                            1996        1995        1994
                                                          --------    --------    --------
                                                                     (In thousands)
         Net earnings .................................   $  5,641    $  1,225    $  3,017
         Depreciation, depletion & amortization .......      6,160       7,649       2,207
         Non-cash income taxes ........................      2,500         238       1,446
                                                          --------    --------    --------
         Funds provided by operations .................     14,301       9,112       6,670
         Oil and gas loan proceeds (payments) .........     (5,200)       --         5,200
                                                          --------    --------    --------
         Funds available ..............................      9,101       9,112      11,870
         Property and equipment  additions ............     (5,957)     (6,865)    (12,946)
                                                          --------    --------    --------
         Net cash flow ................................   $  3,144    $  2,247    $ (1,076)
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

         The balancing factor for the Company's short term cash needs is the Company's bank line of credit. For the past five years and currently, the Company has maintained an approximate $4 - 6 million bank line of credit. Day-to-day fluctuations in cash flow needs are accommodated by daily borrowing or repayments on the line of credit. While the Company's bank line of credit is fully secured, the bank is primarily relying on the Company's ability to generate cash flow from continuing operations for repayment.

         In 1994, the Company purchased for approximately $5 million, an average 35% interest in approximately 63,000 prospective oil and gas leasehold acres. Because of the relative significance of this purchase, the Company was unable to fund this property addition through normal operating cash flow. As a result, a $5.2 million term loan was obtained from the Company's primary bank lending institution. Such loan was repaid during 1996.

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

         With respect to the other components of working capital such as accounts receivable and accounts payable, because of the high volume of transactions that flow through the Company, such items can fluctuate dramatically from day to day and no particular significance should be ascribed to such variations. A key factor that provides order and discipline for cash flow is the practice of the crude oil industry to settle all accounts by cash payment on the 20th of the month following inception of the date of the transaction. Since 90% of the Company's business is tied to crude oil marketing, this settlement process is critical and the Company relies on payments received from its customers to satisfy the requirements to pay its suppliers on the same day. See Note 5 to Consolidated Financial Statements for a discussion of "Concentration of Credit Risk." Also, with respect to the other components of working capital, the Company relies on its bank lines of credit to balance day-to-day cash needs.

  Banking Relationships

         The Company's bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The working capital loan provides for borrowing up to $5 million based on 80% of eligible accounts receivable and 50% of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 1996 was established at $3,906,000. The working capital loan also provides for the issuance of letters of credit for the account of the Company, and the amount of each letter of credit obligation is deducted from the borrowing capacity for as long as the letter of credit is outstanding. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $3 million, with the next scheduled redetermination date being September 1, 1997. The line of credit loans are scheduled to expire on October 31, 1998, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of December 31, 1996, bank debt outstanding under the Company's two revolving credit facilities totaled $6,100,000, with letters of credit outstanding totaling $25,000.

         The Company's GulfMark subsidiary maintains a separate banking relationship in order to support its crude oil purchasing activities. GulfMark has established a bank letter of credit facility that is maintained on a month-to-month basis in order to secure the purchase of crude oil. In addition to providing letters of credit, GulfMark's banking institution will also finance up to $2,000,000 of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 2 percent. As of December 31, 1996, no amounts were outstanding under this facility.

  Investment Activities

         During 1996, the Company invested approximately $3.2 million in oil and gas projects and $800,000 for expansion of its truck terminal and fleet. An additional $1.9 million was invested in facilities and equipment for the Company's marketing operations. Oil and gas exploration and development efforts continue and the Company plans to invest approximately $6 million toward such projects in 1997. An additional $2 million is anticipated to be invested during 1997 toward improvements in the Company's marketing and transportation facilities.

         During 1997, the Company anticipates entering into certain operating lease transactions in order, , the Company's effective current to acquire approximately 50 tractors and 30 trailers for use in its trucking fleet. Annual lease costs associated with these new units is estimated to be $1 million.

  Other

         During 1995 and 1996, the Company expended approximately $560,000 to complete remaining coal land reclamation obligations. Such funding came from the Company's general working capital. Upon final approval of the project, the State of Kentucky is obligated to release to the Company approximately $1,087,000 of Company funds that have been escrowed to insure compliance with all state regulations. The Company anticipates release of a substantial portion of such funds during 1997.

         As a result of certain tax loss and statutory depletion carryforwards, the Company's obligation to pay federal income taxes has been substantially reduced until such time as the carryforwards are fully utilized or expire. Because of this situation, in recent years the Company has been required to pay state income and federal alternative minimum tax only. As a result, the Company's recorded provision for federal income taxes represents primarily a non-cash charge to earnings based on the federal statutory tax rate until such time as the Company's carryforward items are fully utilized or expire. When such carryforwards are depleted, which is expected to occur in 1997, the Company's effective current federal tax rate is expected to approach the statutory (34%) level. See also Note 4 to Consolidated Financial Statements.

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

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Item 8.

                                                                                                   Page
                                                                                                   ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS  . . . . . . . . . . . . . . . . . . . . . . . . .        II-10

FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of
           December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .        II-11

         Consolidated Statement of Earnings for
           the Years Ended December 31, 1996,
           1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        II-12

         Consolidated Statement of Shareholders'
           Equity for the Years Ended
           December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .        II-13

         Consolidated Statement of Cash Flows
           for the Years Ended December 31,
           1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        II-14

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . .        II-15

         Supplementary Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . .        II-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Adams Resources & Energy, Inc.:

         We have audited the accompanying consolidated balance sheet of Adams Resources & Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the Consolidated Financial Statements, effective December 31, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".





                                                 ARTHUR ANDERSEN LLP



Houston, Texas
March 7, 1997

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                             December 31,
                                                        ----------------------
ASSETS                                                    1996         1995
                                                        ---------    ---------
CURRENT ASSETS:
  Cash and cash equivalents                             $   3,782    $   4,037
  Accounts receivable, net                                 80,238       50,484
  Inventories                                               4,867        3,177
  Prepaids                                                  1,116        1,020
  Deferred income taxes                                     1,475         --
                                                        ---------    ---------

                 Total current assets                      91,478       58,718
                                                        ---------    ---------

PROPERTY AND EQUIPMENT:
  Marketing                                                 7,607        5,803
  Transportation                                           10,244        9,830
  Oil and gas (successful efforts method)                  25,677       23,364
  Other                                                        79        1,014
                                                        ---------    ---------
                                                           43,607       40,011
  Less-Accumulated depreciation, depletion
          and amortization                                (25,440)     (21,067)
                                                        ---------    ---------
                                                           18,167       18,944
                                                        ---------    ---------

DEFERRED INCOME TAXES                                        --          2,065

OTHER ASSETS                                                1,237        1,190
                                                        ---------    ---------

                                                        $ 110,882    $  80,917
                                                        =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $  77,449    $  49,537
  Accrued and other liabilities                             3,481        2,416
  Current maturities of long-term debt                         64        1,650
                                                        ---------    ---------

         Total current liabilities                         80,994       53,603

LONG-TERM DEBT, less current maturities                     6,171       10,589

OTHER LIABILITIES                                             957        1,047
                                                        ---------    ---------
                                                           88,122       65,239
                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 960,000
    shares authorized, none outstanding                      --           --
  Common stock, $.10 par value, 7,500,000 shares
    authorized, 4,203,346 and 4,197,596 shares
    issued and outstanding, respectively                      420          420
  Contributed capital                                      11,628        9,895
  Retained earnings since December 31, 1992                10,712        5,363
                                                        ---------    ---------

       Total shareholders' equity                          22,760       15,678
                                                        ---------    ---------

                                                        $ 110,882    $  80,917
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Years Ended December 31,
                                                          -----------------------------------------
                                                              1996           1995           1994
                                                          -----------    -----------    -----------
REVENUES:
   Marketing                                              $ 1,466,736    $   803,669    $   610,944
   Transportation                                              21,282         21,390         20,455
   Oil and gas                                                  9,061          6,378          3,586
                                                          -----------    -----------    -----------
                                                            1,497,079        831,437        634,985
                                                          -----------    -----------    -----------
COSTS AND EXPENSES:
   Marketing                                                1,459,021        800,567        608,364
   Transportation                                              18,346         18,814         17,172
   Oil and gas                                                  1,695          1,328          1,010
   General and administrative                                   2,783          2,176          2,018
   Depreciation, depletion and amortization                     6,160          7,649          2,207
                                                          -----------    -----------    -----------
                                                            1,488,005        830,534        630,771
                                                          -----------    -----------    -----------

OPERATING EARNINGS                                              9,074            903          4,214

OTHER INCOME (EXPENSE):
   Property sales and other                                       168          1,186            660
    Interest                                                     (477)          (526)          (106)
                                                          -----------    -----------    -----------

EARNINGS BEFORE INCOME TAXES                                    8,765          1,563          4,768

INCOME TAX PROVISION
   Current                                                        624            100            305
   Deferred                                                     2,500            238          1,446
                                                          -----------    -----------    -----------
                                                                3,124            338          1,751
                                                          -----------    -----------    -----------

NET EARNINGS                                              $     5,641    $     1,225    $     3,017
                                                          ===========    ===========    ===========

NET EARNINGS PER SHARE                                    $      1.34    $       .29    $       .72
                                                          ===========    ===========    ===========

DIVIDENDS PER COMMON SHARE                                $       .07    $       .05    $       .03
                                                          ===========    ===========    ===========




  The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                          TOTAL
                                                  COMMON    CONTRIBUTED    RETAINED    SHAREHOLDERS'
                                                  STOCK       CAPITAL      EARNINGS       EQUITY
                                                ----------   ----------   ----------    ----------
BALANCE, December 31, 1993 ..................   $      417   $    8,427   $    1,452    $   10,296
   Exercise of stock options ................            1           43         --              44
   Net earnings .............................         --           --          3,017         3,017
   Dividends paid on common stock ...........         --           --           (124)         (124)
                                                ----------   ----------   ----------    ----------
BALANCE, December 31, 1994 ..................          418        8,470        4,345        13,233
   Stock options exercised ..................            2           60         --              62
   Deferred income taxes ....................         --          1,365         --           1,365
   Net earnings .............................         --           --          1,225         1,225
   Dividends paid on common stock ...........         --           --           (207)         (207)
                                                ----------   ----------   ----------    ----------
BALANCE, December 31, 1995 ..................          420        9,895        5,363        15,678
   Stock options exercised ..................         --             23         --              23
   Deferred income taxes (Note 4)............         --          1,710         --           1,710
   Net earnings .............................         --           --          5,641         5,641
   Dividends paid on common stock ...........         --           --           (292)         (292)
                                                ----------   ----------   ----------    ----------
BALANCE, December 31, 1996 ..................   $      420   $   11,628   $   10,712    $   22,760
                                                ==========   ==========   ==========    ==========






   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Years Ended December 31,
                                                                    -----------------------------------
                                                                      1996         1995         1994
                                                                    ---------    ---------    ---------
CASH PROVIDED BY OPERATIONS:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .   $   5,641    $   1,225    $   3,017
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization  . . . . . . . . . .       6,160        7,649        2,207
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .       2,500          238        1,446
    Gain on sales of properties . . . . . . . . . . . . . . . . .        (168)        (704)        --
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .        (337)      (1,208)         669
  Decrease (increase) in accounts receivable  . . . . . . . . . .     (29,754)     (14,532)      (3,755)
  Decrease (increase) in inventories  . . . . . . . . . . . . . .      (1,690)      (1,053)        (302)
  Decrease (increase) in prepaids . . . . . . . . . . . . . . . .         (96)        (468)          15
  Increase (decrease) in accounts payable . . . . . . . . . . . .      27,912       14,117        3,101
  Increase (decrease) in accrued liabilities  . . . . . . . . . .       1,065           29         (149)
                                                                    ---------    ---------    ---------
       Net cash provided by operating activities  . . . . . . . .      11,233        5,293        6,249
                                                                    ---------    ---------    ---------

INVESTING ACTIVITIES:
  Property and equipment additions  . . . . . . . . . . . . . . .      (5,957)      (6,865)     (12,946)
  Proceeds from property sales  . . . . . . . . . . . . . . . . .         742          736          555
                                                                    ---------    ---------    ---------
       Net cash used in investing activities  . . . . . . . . . .      (5,215)      (6,129)     (12,391)
                                                                    ---------    ---------    ---------

FINANCING ACTIVITIES:
  Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .        --          2,375        5,900
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . .      (6,004)         (52)        (306)
  Issuance of common stock  . . . . . . . . . . . . . . . . . . .          23           62           44
  Common stock dividends  . . . . . . . . . . . . . . . . . . . .        (292)        (207)        (124)
                                                                    ---------    ---------    ---------
      Net cash (used in) provided by financing activities . . . .      (6,273)       2,178        5,514
                                                                    ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                          (255)       1,342         (628)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR  . . . . . . . . . . . . . . . . . . . . . . . . . .       4,037        2,695        3,323
                                                                    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . .   $   3,782    $   4,037    $   2,695
                                                                    =========    =========    =========


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

  Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 1996 and 1995 is a $2 million deposit to collateralize the Company's month-to-month crude oil letter of credit facility. See Note 2 to Consolidated Financial Statements.

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

                                                                      December 31,
                                                                    ---------------
                                                                     1996     1995
                                                                    ------   ------
             Crude oil ..........................................   $3,608   $1,845
             Petroleum products .................................      973      913
             Materials and supplies .............................      286      348
             Oil and gas leases .................................     --         71
                                                                    ------   ------
                                                                    $4,867   $3,177
                                                                    ======   ======

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

         Effective December 31, 1995, the Company adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which specifies, in certain instances, that the carrying values of assets be written down to fair values. In 1995, one of the Company's proved oil and gas fields was deemed impaired because it was not expected to individually recover its entire carrying value. A $677,000 pretax charge for this asset impairment was included in 1995 DD&A. Prior to the adoption of SFAS No. 121, the Company periodically reviewed the total carrying value of proven oil and gas properties and an impairment reserve was provided if conditions warranted.

         Producing oil and gas leases, equipment and intangible drilling costs are depleted or amortized over the estimated recoverable reserves using the unit-of-production method. Other property and equipment is depreciated using the straight-line method over the estimated average useful lives of eight to twenty years for marketing, three to fifteen years for transportation and ten to twenty years for all other. The 1996 provision for depreciation, depletion and amortization includes a $1,167,000 asset impairment recognized by the Company on certain refined product marketing facilities and equipment. The impairment was recorded because of continued operating and cash flow losses associated with these assets.

  Crude Oil Marketing

         Revenues from marketing crude oil are recognized upon physical delivery of product. Such revenues and related purchases include all transactions in which the Company takes title to product. All direct operating expenses associated with crude oil purchasing and resale are included in cost of sales.

  Statement of Cash Flows

         Interest paid (net of interest capitalized) totaled $619,000, $689,000 and $274,000 respectively, during the years ended December 31, 1996, 1995 and 1994. Income taxes paid during these same periods totaled $564,000, $243,000 and $176,000, respectively.

  Earnings Per Share

         Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Such shares outstanding averaged 4,200,225 for 1996, 4,189,097 for 1995, and 4,173,845 for 1994.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include the accounting for depreciation, depletion and amortization, income taxes and contingencies, among others.

Accounting Pronouncements

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting standards for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

         In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is effective for transactions occurring after December 31, 1996. The impact of the adoption of the new standard is not expected to have a significant effect on the Company's financial position of results of operations.

(2)  LONG-TERM DEBT

         Long-term debt is comprised of the following (in thousands):

                                                                                          December 31,
                                                                                     ------------------------
                                                                                        1996          1995
                                                                                     -----------    ---------
     Bank lines of credit, secured by substantially all of
           the Company's (excluding GulfMark's) assets, due
           in twelve quarterly installments commencing on
           October 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .          $     6,100    $   6,120
     Term note, due in varying installments
           commencing on September 30, 1996 . . . . . . . . . . . . . . . .                    -        5,200
     Notes payable in varying installments
           through September 1998, interest rate up
           to 10%, secured by certain land and equipment  . . . . . . . . .                  135          194
     GulfMark demand note payable, secured by
           substantially all of GulfMark's assets . . . . . . . . . . . . .                    -          725
                                                                                     -----------    ---------
                          Total debt  . . . . . . . . . . . . . . . . . . .                6,235       12,239
           Less - current maturities  . . . . . . . . . . . . . . . . . . .                   64        1,650
                                                                                     -----------    ---------

     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     6,171    $  10,589
                                                                                     ===========    =========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's revolving bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The first line of credit or working capital loan provides for borrowings up to $5 million based on the total of 80% of eligible accounts receivable and 50% of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 1996 was established at $3,906,000 with $3,200,000 outstanding at year-end 1996. The working capital loan also provides for the issuance of letters of credit for the account of the Company, and the amount of each letter of credit obligation will be deducted from the borrowing capacity for so long as the letter of credit is outstanding. As of December 31, 1996, letters of credit under this facility totaled $25,000. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $3 million, with the next scheduled redetermination date being September 1, 1997. As of December 31, 1996, $2,900,000 was outstanding under the oil and gas production loan facility. The revolving line of credit loans are scheduled to expire on October 31, 1998, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments.

         The revolving loan agreement, among other things, places certain restrictions on the Company with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities. The Company is also required to restrict from dividend payment at least 50% of annual net income.

         The Company's GulfMark subsidiary maintains a separate banking relationship to provide Letters of Credit and to provide financing for up to $2 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 2 percent. The letter of credit and demand note facilities are secured by substantially all of GulfMark's assets. GulfMark had approximately $78.6 million and $45.6 million in letters of credit outstanding as of December 31, 1996 and 1995, respectively, in support of its crude oil purchasing activities.

         In 1994, the Company entered into a $5,200,000 term note with its primary bank to finance certain oil and gas leasehold interests. The note was due and payable in installments of $433,333 due in each of September 30, 1996 and December 31, 1996, with a final payment of $4,300,000 due on January 26, 1997. During 1996, the company paid off the entire balance of the note. Interest on the $5,200,000 term note was at the lender's quoted Eurodollar rate (LIBOR) plus 1-1/4%.

         The Company's average effective interest rate for 1996, 1995, and 1994 was 7.9 %, 8.2% and 7.4%, respectively. During 1995 and 1994, $330,000 and
$265,000, respectively, of interest incurred was capitalized. No interest was capitalized during 1996. At December 31, 1996, the scheduled aggregate principal maturities of the Company's long-term debt are: 1997 - $64,000; 1998
- $579,000; 1999 - $2,033,000; 2000 - $2,033,000; and 2001 - $1,525,000.

(3)  COAL OPERATIONS

         In 1982, the Company discontinued its coal operations due to continuing losses and the lack of favorable economic conditions. All coal related assets have been sold. The only remaining environmental

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligation is the final approval of land reclamation on a 280-acre tract in Kentucky. The Company has received preliminary approval and is presently awaiting final approval of its efforts from the State of Kentucky and the Federal Office of Surface Mining. Upon final approval, the State of Kentucky is obligated to release to the Company approximately $1,087,000 of Company funds that have been escrowed to insure compliance with all state regulations. Such deposit is included in "Other assets" on the accompanying balance sheet.

(4)  INCOME TAXES

         The following table shows the components of the Company's income tax provision (in thousands):

                                                                               Years Ended December 31,
                                                                       --------------------------------------
                                                                         1996          1995           1994
                                                                       ----------    ----------     ---------
         Current:
             Federal  . . . . . . . . . . . . . . . . . . . . . .      $      170    $       30            90
             State  . . . . . . . . . . . . . . . . . . . . . . .             454            70           215
                                                                       ----------    ----------     ---------
                                                                              624           100           305
                                                                       ----------    ----------     ---------
         Deferred:
             Federal  . . . . . . . . . . . . . . . . . . . . . .           2,500           238         1,446
                                                                       ----------    ----------     ---------
                                                                       $    3,124    $      338     $   1,751
                                                                       ==========    ==========     =========

        The following table shows the components of the Company's deferred tax asset and related valuation allowance (in thousands):

                                                                                           December 31,
                                                                                     --------------------------
                                                                                       1996             1995
                                                                                     ----------      ----------
         Statutory depletion carryforward . . . . . . . . . . . . . . . . .          $    1,434      $   2,240
         Net operating loss carryforward  . . . . . . . . . . . . . . . . .                   -          1,194
         Alternative minimum tax credit carryforward  . . . . . . . . . . .                   -            265
         Excess tax basis of fixed assets and other . . . . . . . . . . . .                 220             14
         Excess tax (book) basis of coal assets . . . . . . . . . . . . . .                (179)            62
                                                                                     ----------      ---------
                                                                                          1,475          3,775
         Less valuation allowance . . . . . . . . . . . . . . . . . . . . .                   -         (1,710)
                                                                                     ----------      ----------
         Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . .          $    1,475      $   2,065
                                                                                     ==========      =========

         As of December 31, 1996, the Company had statutory depletion carryforwards totaling $4,219,000 available to reduce future taxable earnings. The statutory depletion carryforwards have no expiration date. The Company fully utilized its alternative minimum tax credit and remaining net operating loss carryforwards in 1996. For the year ended December 31, 1996, the valuation allowance was reduced by $1,710,000 with such amount being credited to contributed capital, in order to reflect pre-1992 statutory depletion carryforwards now expected to be utilizable.

         A reconciliation of taxes computed at the corporate federal income tax rate to the reported income tax provision is as follows (in thousands):

                                                                             Years Ended December 31,
                                                                         ------------------------------------
                                                                           1996         1995          1994
                                                                         ----------   ----------    ---------
         Statutory federal income tax provision . . . . .                $    2,825   $      531    $   1,621
         State income tax provision . . . . . . . . . . .                       454           70          215
         Federal statutory depletion  . . . . . . . . . .                      (175)        (221)           -
         Other  . . . . . . . . . . . . . . . . . . . . .                        20          (42)         (85)
                                                                         ----------   ----------    ---------
                 Income taxes as reported . . . . . . . .                $    3,124   $      338    $   1,751
                                                                         ==========   ==========    =========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS, CONCENTRATION OF CREDIT RISK, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

 Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents are assumed to approximate their fair values because of the short maturities of these instruments. Substantially all of the Company's long and short term debt obligations bear interest at floating rates, so their carrying amounts and fair values are approximately the same.

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

         The Company's largest customers consist of the large multinational integrated oil companies. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil marketing activities comprise approximately 90% of the Company's total receivables as of December 31, 1996, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction. The Company's credit policy and the relatively short duration of receivables mitigate the amount of the allowance for doubtful accounts required.

         An allowance for doubtful accounts is provided on non-crude oil marketing receivables and accounts receivable are net of allowances for doubtful accounts at December 31, 1996 and 1995, of $97,000 and $171,000, respectively.

  Off-Balance-Sheet Risk

         Non-Trading Activities - As part of its crude oil marketing operation, the Company enters into forward contracts to hedge the impact of market fluctuations on its purchases of crude oil. The Company does not consider these contracts to be financial instruments since the contracts require or permit settlement by the delivery of crude oil. Gains and losses due to changes in the market value of the commodities underlying these contracts are deferred to the forward period.

         Trading Activities - Also in connection with its crude oil marketing operations, the Company will occasionally guarantee customers a floor price on its crude oil for a set period of time. However, in each such instance, the Company secures a separate matching price support contract in order to eliminate all market risk for the Company. The Company is however, subject to credit risk on such transactions in the event that one of the two counterparties is unable to perform. The Company closely monitors and manages its exposure to credit risk to insure compliance with stated credit risk management policies. At

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1996, the Company had no outstanding matching price support contracts. Gains and losses on these contracts, which tend to offset, are recognized as incurred; such gains and losses have not been significant to date.

(6)  EMPLOYEE BENEFITS

         The Company's 1984 stock option plan authorized the granting of incentive stock options or non-qualified stock options to certain executives and key employees to purchase an aggregate of 125,000 shares of common stock at not less than the fair market value at the date of grant. The plan expired in 1994 with respect to the granting of additional stock options. During 1996, 5,750 stock options were exercised at prices ranging from $3.625 to $4.75 per share and no stock options were granted. During 1995, 16,500 stock options were exercised at prices ranging from $3.625 to $4.75 per share and no stock options were granted. During 1994, 13,500 stock options were exercised at prices ranging from $3.00 to $3.625 per share and no stock options were granted. As of December 31, 1996 there were 18,250 stock options outstanding and exercisable at prices ranging from $3.625 to $4.75 per share. If not exercised, all outstanding options will expire in 1997.

The Company maintains a 401(k) plan for the benefit of its employees. Company contributions to the plan were $180,000 in 1996, $120,000 in 1995, and $100,000 in 1994.

(7)  TRANSACTIONS WITH RELATED PARTIES

         SAKCO, Ltd. ("SAKCO") and KASCO, Ltd. ("KASCO"), family limited partnerships of which Mr. K. S. Adams, Jr., Chairman and President, is a limited partner, Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries Inc. (KSAI), and certain officers and members of the Board of Directors of the Company have participated as working interest owners in certain oil and gas wells and programs drilled or administered by the Company. SAKCO, KASCO, Sakdril and the officers and directors participated in each of the wells and programs on the same terms as those afforded the other non-affiliated working interest owners. Associated with this activity, as of December 31, 1996, the Company was owed $161,000 from KASCO and SAKCO, and the Company owed $580,000 to KASCO and SAKCO. As of December 31, 1995, the Company was owed $521,000 from KASCO and SAKCO, and the Company owed $466,000 to KASCO and SAKCO.

         Sakdril and the Company had previously entered into certain agreements that provided for Sakdril to finance 100% of the Company's acquisition costs of certain prospective oil and gas acreage in exchange for a right to purchase a 50% interest in the properties under the same terms and conditions as those prevailing for the Company. Sakdril's financing of the Company's acreage position was on an interest-free basis. During 1996 and 1995, the Company repaid $166,000 and $111,000 , respectively, of funds previously advanced by Sakdril in 1993. No borrowings were received from Sakdril during 1996 or 1995 As of December 31, 1996, the Company has no further obligation to Sakdrill and the agreement has expired.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         KSAI and other affiliated entities paid the Company approximately $103,000, $292,000, and $295,000, respectively, in the years ended December 31, 1996, 1995, and 1994, for rental of space in the Company's leased office building. Such rental charges are comparable to those charged to unaffiliated entities. During 1996, the Company terminated its master office lease agreement and the related sub-lease agreement with KSAI.

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

(8)  COMMITMENTS AND CONTINGENCIES

         The Company has operating lease arrangements for tractors, trailers, office space, warehousing and other equipment and facilities. Rental expense for the years ended December 31, 1996, 1995, and 1994 was $3,827,000, $4,037,000 and $3,447,000, respectively. At December 31, 1996, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 1997 - $3,012,000; 1998 - $2,697,000; 1999
- $1,931,000;  2000 - $1,198,000; 2001 - $971,000;  2002 and thereafter -
$2,624,000.

         In the normal course of business, the Company and its subsidiaries become involved in litigation incident to operations. Management is of the opinion that ultimate resolution of all matters of litigation and dispute will not have a material adverse impact on the Company's financial position or results of operations.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  SEGMENT REPORTING

         The Company is primarily engaged in the business of crude oil and petroleum products marketing, transportation, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                                            Depreci-
                                                                             ation,
                                                        Earnings            Depletion       Property
                                                         (Loss)               and             and             Identi-
                                                          from               Amorti-        Equipment          fiable
                                        Revenues        Operations           zation         Additions          Assets
                                      -------------   -------------       -------------   -------------   -------------
Year ended
 December 31, 1996 -
   Marketing ......................   $   1,466,736   $       5,816       $       1,899   $       1,953   $      84,087
   Transportation .................          21,282           2,356                 580             758           9,012
   Oil and gas ....................           9,061           3,711               3,655           3,161          11,218
   Other ..........................            --              --                    26              85           6,565
                                      -------------   -------------       -------------   -------------   -------------
                                      $   1,497,079   $      11,883       $       6,160   $       5,957   $     110,882
                                      =============   =============       =============   =============   =============

Year ended
 December 31, 1995 -
   Marketing ......................   $     803,669   $       2,496       $         606   $         924   $      52,416
   Transportation .................          21,390           2,045                 531           1,128           8,987
   Oil and gas ....................           6,378          (1,410)(1)           6,460           4,799          12,169
   Other ..........................            --              --                    52              14           7,345
                                      -------------   -------------       -------------   -------------   -------------
                                      $     831,437   $       3,131       $       7,649   $       6,865   $      80,917
                                      =============   =============       =============   =============   =============
Year ended
 December 31, 1994 -
   Marketing ......................   $     610,944   $       2,114       $         466   $         843   $      36,666
   Transportation .................          20,455           2,923                 360           2,689           7,945
   Oil and gas ....................           3,586           1,272               1,304           9,388          13,921
   Other ..........................            --              --                    77              26           3,769
                                      -------------   -------------       -------------   -------------   -------------
                                      $     634,985   $       6,309       $       2,207   $      12,946   $      62,301
                                      =============   =============       =============   =============   =============


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

     During 1996, the Company had sales to two customers which totaled more than 10% of total sales. Such 1996 sales totaled $166 million and $151 million, respectively. During 1995 and 1994, the Company had no combined sales to one or more unrelated entities which individually aggregated more than 10% of total revenues.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                                          Years Ended December 31,
                                                    -----------------------------------
                                                      1996         1995         1994
                                                    ---------    ---------    ---------
Earnings from operations ........................   $  11,883    $   3,131    $   6,309
General and administrative expenses .............      (2,783)      (2,176)      (2,018)
Property sales and other ........................         142        1,134          583
Interest expense ................................        (477)        (526)        (106)
                                                    ---------    ---------    ---------
Earnings before income taxes ....................   $   8,765    $   1,563    $   4,768
                                                    =========    =========    =========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

  Quarterly Financial Data (Unaudited) -

         Selected quarterly financial data of the Company are presented below for the years ended December 31, 1996 and 1995 (in thousands, except per share data):

                                                             Net Earnings               Dividends
                                       Operating       ------------------------- -----------------------
                                       Earnings                        Per                       Per
                         Revenues       (Loss)           Amount       Share        Amount       Share
                         ----------   ----------       ----------   ----------   ----------   ----------
1996 -
March 31 .............   $  284,901   $    1,591       $    1,035   $      .25   $     --     $     --
June 30 ..............      384,017        2,914            1,707          .40         --           --
September 30 .........      371,781        1,454              859          .20         --           --
December 31 ..........      456,380        3,115            2,040          .49          292          .07
                         ----------   ----------       ----------   ----------   ----------   ----------
                         $1,497,079   $    9,074       $    5,641   $     1.34   $      292   $      .07
                         ==========   ==========       ==========   ==========   ==========   ==========

1995 -
March 31 .............   $  161,901   $    1,136       $      659   $      .16   $     --     $     --
June 30 ..............      192,020          871              453          .11         --           --
September 30 .........      208,568       (1,131)(1)           24         --           --           --

December 31 ..........      268,948           27               89          .02          207          .05
                         ----------   ----------       ----------   ----------   ----------   ----------
                         $  831,437   $      903       $    1,225   $      .29   $      207   $      .05
                         ==========   ==========       ==========   ==========   ==========   ==========

---------------

(1) Includes a $2,558,000 comparative third quarter earnings decrease related to additional DD&A on oil and gas properties. See also Note 1.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

Oil and Gas Producing Activities (Unaudited) -

         Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

                                                                    Years Ended December 31,
                                                                 -------------------------------------
                                                                   1996           1995         1994
                                                                 ---------      ---------   ----------
         Property acquisition costs
             Unproved . . . . . . . . . . . . . . . . .          $      41      $     239   $    5,259
             Proved . . . . . . . . . . . . . . . . . .                  -              -            -
         Exploration costs  . . . . . . . . . . . . . .                  -              -            -
         Development costs  . . . . . . . . . . . . . .              3,120          4,560        4,129

         The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

                                                   December 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------

Unproved oil and gas properties .............   $    976    $  2,710
Proved oil and gas properties ...............     24,701      20,654
                                                --------    --------
                                                  25,677      23,364
Accumulated depreciation, depletion
  and amortization ..........................    (16,273)    (13,066)
                                                --------    --------

                 Net capitalized cost .......   $  9,404    $ 10,298
                                                ========    ========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

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

                                                   Years Ended December 31,
                              -----------------------------------------------------------------
                                    1996                     1995                    1994
                              ------------------    -------------------      ------------------
                              Natural               Natural                  Natural
                                Gas        Oil        Gas         Oil          Gas        Oil
                              (Mcf's)    (Bbls.)    (Mcf's)     (Bbls.)      (Mcf's)    (Bbls.)
                              -------    -------    -------     -------      -------    -------
                                                (In thousands)
Proved developed and
 undeveloped reserves -
  Beginning of year            7,692       281       8,759         229         5,547     213
  Revisions of previous
    estimates                  1,124         1      (1,108)         68         1,283       6
  Extensions, discoveries
    and other additions        4,468        35       3,096          89         3,158      84
  Production                  (3,450)      (92)     (3,055)       (105)       (1,229)    (74)
                              ------    ------      ------      ------        ------     ---
  End of year                  9,834       225       7,692         281         8,759     229
                              ======    ======      ======      ======        ======     ===

Proved developed reserves -
  End of year                  9,834       225       7,692         281         8,759     229
                              ======    ======      ======      ======        ======     ===


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

         The reserve estimates provided at December 31, 1996 are based on oil prices of approximately $24.51 per barrel and gas prices of approximately $3.31 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas prices reported herein include the value of associated natural gas liquids.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


                                                                      Years Ended December 31,
                                                                  ---------------------------------------
                                                                     1996           1995          1994
                                                                  -----------     ---------     ---------
                                                                               (In thousands)
Future gross revenues . . . . . . . . . . . . . . . . . . . .     $   38,074      $  21,944     $  19,160
Future costs -
   Lease operating expenses   . . . . . . . . . . . . . . . .          (8,407)       (6,950)       (5,895)
   Development costs  . . . . . . . . . . . . . . . . . . . .            (101)         (101)         (134)
                                                                  -----------     ---------     ---------
Future net cash flows before income taxes . . . . . . . . . .          29,566        14,893        13,131
Discount at 10% per annum . . . . . . . . . . . . . . . . . .          (8,099)       (4,791)       (3,913)
                                                                  -----------     ---------     ---------
Discounted future net cash flows
   before income taxes  . . . . . . . . . . . . . . . . . . .          21,467        10,102         9,218
Future income taxes, net of discount at 10%
   per annum  . . . . . . . . . . . . . . . . . . . . . . . .          (4,431)       (1,891)       (2,183)
                                                                  -----------     ---------     ---------
Standardized measure of
   discounted future net cash flows   . . . . . . . . . . . .     $   17,036      $   8,211     $   7,035
                                                                  ==========      =========     =========

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                      Years Ended December 31,
                                                                  ---------------------------------------
                                                                     1996           1995          1994
                                                                  -----------     ---------     ---------
                                                                               (In thousands)
Beginning of year ...........................................   $  8,211           $  7,035     $  3,971
   Revisions to reserves proved in prior years -
     Net change in prices and production costs ..............      2,875              1,192          112
     Net change due to revisions in quantity estimates ......      1,840               (706)       1,150
     Accretion of discount ..................................      1,010                921          516
     Production rate changes and other ......................      2,383               (592)         938
                                                                --------            -------     --------
         Total revisions ....................................      8,108                815        2,716
   New field discoveries and extensions,
     net of future production costs .........................     10,623              5,124        4,001
   Sales of oil and gas produced, net of
     production costs .......................................     (7,366)            (5,055)      (2,664)
   Net change in income taxes ...............................     (2,540)               292         (989)
                                                                --------            -------     --------
   Net change in standardized measure of
     discounted future net cash flows .......................      8,825              1,176        3,064
                                                                --------           --------     --------
End of year .................................................   $ 17,036           $  8,211     $  7,035
                                                                ========           ========     ========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


  Results of Operations for Oil and Gas Producing Activities (Unaudited) -

         The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows:

                                                                      Years Ended December 31,
                                                                  ---------------------------------------
                                                                     1996            1995          1994
                                                                  -----------     ---------     ---------
                                                                               (In thousands)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .     $    9,061      $   6,378     $   3,586
Costs and expenses -
   Production   . . . . . . . . . . . . . . . . . . . . . . .          1,695          1,323           922
   Exploration  . . . . . . . . . . . . . . . . . . . . . . .              -              5            88
   Depreciation, depletion and amortization   . . . . . . . .          3,655          6,460         1,304
                                                                  ----------      ---------     ---------
Operating income (loss) before income taxes . . . . . . . . .          3,711         (1,410)        1,272
Income tax expense (benefit)  . . . . . . . . . . . . . . . .          1,170           (479)          432
                                                                  ----------      ---------     ---------
Operating income (loss) . . . . . . . . . . . . . . . . . . .     $    2,541      $    (931)    $     840
                                                                  ==========      =========     =========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information concerning executive officers of the Company is included in Part I. The information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.





                                      III-1

                                    PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this Form 10-K:

              1. Financial Statements

                    Report of Independent Public Accountants

                    Consolidated Balance Sheet as of December 31, 1996 and 1995

                    Consolidated Statement of Earnings for the Years Ended
                            December 31, 1996, 1995 and 1994

                    Consolidated Statement of Shareholders' Equity for the
                            Years Ended December 31, 1996, 1995 and 1994

                    Consolidated Statement of Cash Flows for the Years Ended
                            December 31, 1996, 1995 and 1994

                    Notes to Consolidated Financial Statements

                    Supplementary Financial Data (All unaudited)

              2. Exhibits required to be filed

3(a)     -    Certificate of Incorporation of the Company, as amended.
              (Incorporated by reference to Exhibit 3(a) filed with the Annual
              Report on Form 10-K of the Company for the fiscal year ended
              December 31, 1987)

3(b)     -    Bylaws of the Company, as amended (Incorporated by reference to
              Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration
              Statement on Form S-1 filed with the Securities and Exchange
              Commission on October 29, 1973 - File No. 2-48144)

3(c)     -    Amendment to the Bylaws of the Company to add an Article VII,
              Section 8. Indemnification of Directors, Officers, Employees and
              Agents (Incorporated by reference to Exhibit 3(c) of the Annual
              Report on Form 10- K of the Company for the fiscal year ended
              December 31, 1986)

4(a)     -    Specimen common stock Certificate (Incorporated by reference to
              Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(c)*    -    Third Amendment to Loan Agreement between Service Transport
              Company et al and NationsBank of Texas N.A.  dated January 27,
              1997.

21*      -    Subsidiaries of the Registrant


______________________________
*  - Filed herewith

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

                                        ADAMS RESOURCES & ENERGY, INC.
                                                (Registrant)


By /s/ RICHARD B. ABSHIRE               By /s/ K. S. ADAMS, JR.
   ---------------------------------       -------------------------------------
   (Richard B. Abshire,                    (K. S. Adams, Jr.,
    Vice President-Finance, Director        President,Chairman of the Board,
    and Chief Financial Officer)            and Chief Executive Officer)


Date:  March 7, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/CLAUDE H. LEWIS                   By /s/ E. C. REINAUER, JR.
   ---------------------------------       -------------------------------------
   (Claude H. Lewis, Director)             (E. C. Reinauer, Jr., Director)


By /s/ THOMAS S. SMITH                  By /s/ E. JACK WEBSTER, JR.
   ---------------------------------       -------------------------------------
   (Thomas S. Smith, Director)             (E. Jack Webster, Jr., Director)


By /s/ FRANK T. WEBSTER                 By /s/ EDWARD WIECK
   ---------------------------------       -------------------------------------
   (Frank T. Webster, Director)            (Edward Wieck, Director)




Date:  March 7, 1997

                                 EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------

3(a)     -        Certificate of Incorporation of the Company, as amended.
                  (Incorporated by reference to Exhibit 3(a) filed with the
                  Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b)     -        Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the
                  Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No.
                  2-48144)

3(c)     -        Amendment to the Bylaws of the Company to add an Article VII,
                  Section 8. Indemnification of Directors, Officers, Employees
                  and Agents (Incorporated by reference to Exhibit 3(c) of the
                  Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1986)

4(a)     -        Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the
                  Company for the fiscal year ended December 31, 1991)

4(b)     -        Loan Agreement between Adams Resources & Energy, Inc. and
                  NationsBank Texas N.A. dated October 27, 1993 ( Incorporated by reference to Exhibit 4(b) of the Annual Report on Form
                  10-K of the Company for the fiscal year ended December 31,
                  1993)

4(c)*    -        Third Amendment to Loan Agreement between Service Transport
                  Company et al and NationsBank of Texas N.A. dated January 27,
                  1997.

21  *    -        Subsidiaries of the Registrant

27  *    -        Financial Data Schedule


______________________________
*  - Filed herewith