Form 10-Q
period 1997-03-31
ADAMS RESOURCES & ENERGY INC
filed 1997-05-12
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


(Mark One)


[X]  Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended March 31, 1997 or

          Transition report pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

              For the transition period from              to
                                             -------------   -------------

                         Commission File Number 1-7908

                       ADAMS RESOURCES & ENERGY, INC.
           (Exact name of Registrant as specified in its charter)



            Delaware                                        74-1753147
  -------------------------------                       ------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                     5 Post Oak Park, Houston, Texas 77027
                     -------------------------------------
               (Address of principal executive office & Zip Code)


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

                                    Yes  X   No
                                        ---     ---

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at May 12, 1997 was 4,213,596.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1997           1996
                                                       ----------     ---------
Revenues:
  Marketing ......................................     $ 484,612      $ 278,203
  Transportation .................................         6,690          5,215
  Oil and Gas ....................................         2,843          1,483
                                                       ---------      ---------
                                                         494,145        284,901
                                                       ---------      ---------

Costs and expenses:
  Operating
   Marketing .....................................       483,547        276,480
   Transportation ................................         5,293          4,508
   Oil and gas ...................................           435            384
  Corporate general and administrative ...........           536            693
  Depreciation, depletion and amortization .......         1,613          1,245
                                                       ---------      ---------
                                                         491,424        283,310
                                                       ---------      ---------

Operating earnings ...............................         2,721          1,591

Other income (expense)
  Property sales and other .......................           354            159
  Interest .......................................           (87)          (182)
                                                       ---------      ---------


Earnings before income taxes .....................         2,988          1,568
Income tax provision
  Current ........................................           131             83
  Deferred .......................................           975            450
                                                       ---------      ---------
                                                           1,106            533
                                                       ---------      ---------

Net earnings .....................................     $   1,882      $   1,035
                                                       =========      =========

Net earnings per common share ....................     $     .45      $     .25
                                                       =========      =========

Dividends per common share .......................     $    --        $    --
                                                       =========      =========



  The accompanying notes are an integral part of these financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

              Three Months Comparison

              -  Marketing

              Gross revenues for the Company's Marketing operations increased by $206,409,000 or 74%, in the comparative current period as a result of
     (a) increased average crude oil prices, (b) increased volumes of crude oil purchased at the wellhead, and (c) more active crude oil trading effort. Compared to last year's first quarter, average crude oil sales prices were increased by approximately 25% in 1997. Average wellhead purchases were 60,000 barrels per day in 1997 versus 55,000 barrels per day in 1996. Marketing division operating margins before depreciation for the first three months of 1997 were reduced to $1,065,000 versus $1,723,000 in the similar 1996 period. This result was because of a reversal of the unusually favorable market demand conditions that existed in 1996. During the first quarter of last year, there were a number of spot market shortages of crude oil that served to temporarily increase the Company's margins.

              - Transportation

              Transportation revenues and operating earnings before depreciation increased as follows:

                                     First Quarter          First Quarter    Percentage
                                         1997                    1996         Increase
                                     -------------          -------------    -----------
     Revenues                          $6,690,000             $5,215,000         28%
     Operating earnings
          before depreciation          $1,397,000             $  707,000         98%



              The revenue increase resulted from generally strong customer demand during the current quarter. Operating earnings improved as a direct result of the increased demand. Because of the fixed cost component of the company's transportation operation, on a percentage basis, operating earnings will improve at a faster rate than revenues.

              - Oil and Gas

              Oil and gas revenues and operating earnings increased for the comparative current first quarter primarily as a result of increased natural gas prices and volumes. Production volumes increased as a direct result of the Company's drilling efforts during 1996. Volumes and prices compare as follows:

                                        First Quarter    First Quarter
                                            1997             1996
                                        -------------    -------------
Crude oil
        Volume                           20,000 Bbls.    19,900 Bbls.
        Average price                    $ 23.03/Bbl.    $ 17.61/Bbl.

Natural gas
        Volume                           920,000 Mcf     620,000 Mcf
        Average price, includes value
         of associated gas liquids       $  3.13 Mcf     $  1.79 Mcf



              - Other income (expense)

              The provision for depreciation, depletion and amortization is increased in the current quarter with increased capital costs associated with the Company's recent oil and gas drilling activity. Gains on property sales of $354,000 and $159,000 respectively, were realized on the sale of twenty-one truck tractors in 1997 and seven tank trailers in 1996. Interest expense is reduced in 1997 because the Company has used its excess cash flow to reduce its level of long term debt.

     Liquidity and Capital Resources

              During the first three months of 1997, the Company invested $1,001,000 in property equipment additions with $411,000 going towards oil and gas drilling efforts and the remainder for various marketing and transportation equipment items. Funding for these investments was derived from the Company generating $4,068,000 of working capital funds. The $3,165,000 of excess cash flow generated was utilized to reduce bank debt.

              Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional discussion of the Company's bank relationships, tax carryforwards and other matters.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                      March 31,    December 31,
                                                         1997          1996
                                                      ---------    ------------
                                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents .......................   $   4,292    $   3,782
  Accounts receivable, net ........................      69,630       80,238
  Inventories .....................................       4,583        4,867
  Prepaid and other ...............................         905        1,116
  Deferred income taxes ...........................         500        1,475
                                                      ---------    ---------
                Total current assets ..............      79,910       91,478
                                                      ---------    ---------

Property and equipment ............................      44,449       43,607
  Less - accumulated depreciation,
         depletion and amortization ...............     (26,965)     (25,440)
                                                      ---------    ---------
                                                         17,484       18,167
                                                      ---------    ---------


Other assets ......................................       1,222        1,237
                                                      ---------    ---------
                                                      $  98,616    $ 110,882
                                                      =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................   $  67,592    $  77,449
  Accrued and other liabilities ...................       2,391        3,481
  Current maturities of long-term debt ............          64           64
                                                      ---------    ---------
         Total current liabilities ................      70,047       80,994

Long-term debt, less current maturities ...........       2,990        6,171
Other liabilities .................................         894          957
                                                      ---------    ---------
                                                         73,931       88,122

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding ................        --           --
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,213,596 and 4,203,346
      shares outstanding respectively .............         421          420
  Contributed capital .............................      11,670       11,628
  Retained earnings since December 31, 1992 .......      12,594       10,712
                                                      ---------    ---------
         Total shareholders' equity ...............      24,685       22,760
                                                      ---------    ---------
                                                      $  98,616    $ 110,882
                                                      =========    =========

  The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Three Months Ended
                                                                       March 31,
                                                               --------------------
                                                                 1997        1996
                                                               --------    --------

CASH PROVIDED (USED) BY OPERATIONS:

  Net earnings .............................................   $  1,882    $  1,035
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ...............      1,613       1,245
    Deferred income tax provision ..........................        975         450
    Gain on sale of properties .............................       (354)       (159)
    Other, net .............................................        (48)       (323)
  Decrease (increase) in accounts receivable ...............     10,608     (12,345)
  Decrease (increase) in inventories .......................        284        (718)
  Decrease (increase) in prepaid and other .................        211        (239)
  Increase (decrease) in accounts payable ..................     (9,857)     12,823
  Increase (decrease) in accrued liabilities ...............     (1,090)        (22)
                                                               --------    --------

    Net cash provided (required) by operating activities ...      4,224       1,747
                                                               --------    --------

INVESTING ACTIVITIES:
  Property and equipment additions .........................     (1,001)     (1,988)
  Proceeds from property sales .............................        425         239
                                                               --------    --------

    Net cash provided by (used in) investing activities ....       (576)     (1,749)
                                                               --------    --------

FINANCING ACTIVITIES:
  Repayment of debt ........................................     (3,181)       (427)
  Sales of stock ...........................................         43        --
                                                               --------    --------

    Net cash provided by (used in) financing activities ....     (3,138)       (427)
                                                               --------    --------

Increase (decrease) in cash and cash equivalents ...........        510        (429)

Cash at beginning of period ................................      3,782       4,037
                                                               --------    --------

Cash at end of period ......................................   $  4,292    $  3,608
                                                               ========    ========

Supplemental disclosure of cash flow information:

  Interest paid during the period ..........................   $     87    $    182
                                                               ========    ========

  Income taxes paid during the period ......................   $     10    $   --
                                                               ========    ========


The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at March 31, 1997 and December 31, 1996 and results of operations and cash flows for the three months ended March 31, 1997 and 1996. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders

         The 1997 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 23, 1997. At the Meeting, holders of common stock, $.10 par value, of the Company ("Common Stock"), elected nine members of the Company's Board of Directors.

         Out of the 4,213,596 shares of Common Stock entitled to vote at the Meeting, there were 3,875,682 shares of Common Stock voted for the election of the nominees for Directors listed in the proxy statement.

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


                                             ADAMS RESOURCES & ENERGY, INC.
                                             (Registrant)







Date:    May 12, 1997                        By: /s/ K. S. Adams, Jr.
                                                -------------------------------
                                                K. S. Adams, Jr.
                                                Chief Executive Officer



                                                /s/ Richard B. Abshire
                                                -------------------------------
                                                Richard B. Abshire
                                                Chief Financial Officer

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER              DESCRIPTION
     -------             -----------
      27                 Adams Resources & Energy, Inc.
                            Financial Data Schedule