Form 10-Q
period 1997-06-30
ADAMS RESOURCES & ENERGY INC
filed 1997-08-12
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997 or

         Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                       --------------   ----------------

                       Commission File Number  1-7908
                                              --------

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                         74-1753147
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                     5 Post Oak Park, Houston, Texas 77027
               (Address of principal executive office & Zip Code)


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

                                Yes  X    No
                                   -----    -----

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at July 31, 1997 was 4,213,596.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Six Months Ended                        Three Months Ended
                                                     June 30,                                June 30,
                                             ------------------------                ------------------------
                                               1997           1996                     1997            1996
                                             ---------      ---------                ---------      ---------
REVENUE:
  Marketing                                  $ 917,467      $ 654,661                $ 432,855      $ 376,458
  Transportation                                14,271         10,489                    7,581          5,274
   Oil & Gas                                     4,422          3,768                    1,579          2,285
                                             ---------      ---------                ---------      ---------
                                               936,160        668,918                  442,015        384,017
                                             ---------      ---------                ---------      ---------

COSTS AND EXPENSES:
Operating
   Marketing                                   916,434        648,915                  432,887        372,435
   Transportation                               11,446          9,029                    6,153          4,521
   Oil & Gas                                       794            777                      359            393
Corporate general and administrative             1,077          1,303                      541            610
Depreciation, depletion and amortization         2,752          4,389                    1,139          3,144
                                             ---------      ---------                ---------      ---------
                                               932,503        664,413                  441,079        381,103
                                             ---------      ---------                ---------      ---------

Operating earnings                               3,657          4,505                      936          2,914

OTHER INCOME (EXPENSE):
Property sales and other                           615            166                      261              7
Interest                                          (128)          (372)                     (41)          (190)
                                             ---------      ---------                ---------      ---------
                                                   487           (206)                     220           (183)
                                             ---------      ---------                ---------      ---------

Earnings before income taxes                     4,144          4,299                    1,156          2,731
Income tax provision
   Current                                         171            207                       40            124
   Deferred                                      1,375          1,350                      400            900
                                             ---------      ---------                ---------      ---------
                                                 1,546          1,557                      440          1,024
                                             ---------      ---------                ---------      ---------

NET EARNINGS                                 $   2,598      $   2,742                $     716      $   1,707
                                             =========      =========                =========      =========

EARNINGS PER COMMON SHARE                    $     .62      $     .65                $     .17      $     .40
                                             =========      =========                =========      =========

DIVIDENDS PER COMMON SHARE                   $      --      $      --                $      --      $      --
                                             =========      =========                =========      =========


  The accompanying notes are an integral part of these financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

              Six Months Comparison

              -  Marketing

              Gross revenues for the Company's Marketing operations increased by $262,806,000 or 40%, in the comparative current period as a result of
     (a) increased average crude oil prices, (b) increased volumes of crude oil purchased at the wellhead, and (c) more active crude oil trading effort. Compared to last year's first half, average crude oil sales prices were increased by approximately 17% in 1997. Average wellhead purchases were 60,000 barrels per day in 1997 versus 55,000 barrels per day in 1996. Marketing division operating margins before depreciation for the first six months of 1997 were reduced to $1,033,000 versus $5,746,000 in the similar 1996 period. This result was because of a reversal of the unusually favorable market demand conditions that existed in 1996. During 1996, and especially in the second quarter of 1996, there were a number of spot market shortages of crude oil that served to temporarily increase the Company's margins.

              - Transportation

              Transportation revenues and operating earnings before depreciation increased as follows:

                                First Half        First Half      Percentage
                                   1997              1996          Increase
                                -----------       -----------     -----------
Revenues                        $14,271,000       $10,489,000       36%
Operating earnings
      before depreciation       $ 2,825,000       $ 1,460,000       93%

              The revenue increase resulted from generally strong customer demand during the current quarter. Improved customer demand is consistent with the generally strong United States economy. Operating earnings improved as a direct result of the increased demand. Because of the fixed cost component of the company's transportation operation, on a percentage basis, operating earnings will improve at a faster rate than revenues.

              - Oil and Gas

              Oil and gas revenues and operating earnings increased for the comparative six month period primarily as a result of increased natural gas prices and volumes in the first quarter of 1997. Natural gas production volumes increased as a direct result of the Company's drilling efforts during 1996. Such volume increases reduced in the second quarter of 1997, however, due to normal declines.

Volumes and prices compare as follows:


                                                           Six Months Ended                      Three Months Ended
                                                           ----------------                      ------------------
                                                       1997                 1996               1997                1996
                                                      -----                 ----               ----                ----
     Crude oil
        Volume                                       7,500 Bbls.         44,440 Bbls.       17,500 Bbls.         24,500 Bbls.
        Average price                              $21.93/ Bbl.        $ 18.77/ Bbl.       $20.65/ Bbl.        $ 19.72/ Bbl.

     Natural gas
        Volume                                  1,750,000 Mcf's       1,520,000 Mcf's      830,000 Mcf's        900,000 Mcf's
        Average price, includes
          value of associated gas
          liquids                                  $ 2.49/ Mcf         $ 1.91/ Mcf          $ 1.78/ Mcf        $  2.00/ Mcf

              - Other income (expense)

              The provision for depreciation, depletion and amortization is reduced in the current period because of a reduced capitalized cost base. The large provision for depreciation, depletion and amortization in 1996 served to reduce the level of capitalized costs to be amortized in 1997 and future years. Property sales and other income in 1997 include a $401,000 recovery from an insurance carrier for prior year overcharges and a $215,000 gain realized on the sale of twenty-one truck tractors. Seven tank trailers were sold in 1996 for a $166,000 gain. Interest expense is reduced in 1997 because the Company used its excess cash flow to reduce long term debt.

              - Three Months Comparisons

              Comparisons for the three month period ended June 30, 1997 are consistent with the discussions for the six month period.


     Liquidity and Capital Resources

              During the first six months of 1997, the Company invested $4,156,000 in property equipment additions with $2,499,000 going towards oil and gas drilling efforts and the remainder for various marketing and transportation equipment items. Funding for these investments was derived from the Company generating $5,860,000 of working capital funds. The $1,709,000 of excess cash flow generated was utilized to reduce bank debt.

              Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional discussion of the Company's bank relationships, tax carryforwards and other matters.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                            June 30,      December 31,
                                                             1997            1996
                                                           ---------      ------------
                                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ..........................     $   3,797      $   3,782
  Accounts receivable, net ...........................        63,522         80,238
  Inventories ........................................         4,106          4,867
  Prepaid and other ..................................           918          1,116
  Deferred income taxes ..............................           750          1,475
                                                           ---------      ---------
                Total current assets .................        73,093         91,478
                                                           ---------      ---------

Property and equipment ...............................        47,477         43,607
  Less - accumulated depreciation,
         depletion and amortization ..................       (28,044)       (25,440)
                                                           ---------      ---------
                                                              19,433         18,167
                                                           ---------      ---------


Other assets .........................................         1,277          1,237
                                                           ---------      ---------
                                                           $  93,803      $ 110,882
                                                           =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................     $  61,875      $  77,449
  Accrued and other liabilities ......................         2,772          3,481
  Current maturities of long-term debt ...............            64             64
                                                           ---------      ---------
         Total current liabilities ...................        64,711         80,994

Long-term debt, less current maturities ..............         2,840          6,171
Other liabilities ....................................           851            957
                                                           ---------      ---------
                                                              68,402         88,122

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding ...................            --             --
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,213,596 and 4,203,346
      shares outstanding respectively ................           421            420
  Contributed capital ................................        11,670         11,628
  Retained earnings since December 31, 1992 ..........        13,310         10,712
                                                           ---------      ---------
         Total shareholders' equity ..................        25,401         22,760
                                                           ---------      ---------
                                                           $  93,803      $ 110,882
                                                           =========      =========


   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   1997          1996
                                                                 --------      --------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings .............................................     $  2,598      $  2,742
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ...............        2,752         4,389
    Deferred income tax provision ..........................          725         1,350
    Gain on sale of properties .............................         (215)         (166)
    Other, net .............................................         (218)         (478)
  Decrease (increase) in accounts receivable ...............       16,716       (18,305)
  Decrease (increase) in inventories .......................          761          (276)
  Decrease (increase) in prepaid and other .................          198            17
  Increase (decrease) in accounts payable ..................      (15,574)       17,256
  Increase (decrease) in accrued liabilities ...............         (709)         (534)
                                                                 --------      --------

    Net cash provided (required) by operating activities ...        7,034         5,995
                                                                 --------      --------

INVESTING ACTIVITIES:
  Property and equipment additions .........................       (4,156)       (3,370)
  Proceeds from property sales .............................          425           589
                                                                 --------      --------

    Net cash provided by (used in) investing activities ....       (3,731)       (2,781)
                                                                 --------      --------

FINANCING ACTIVITIES:
  Repayment of debt ........................................       (3,331)       (4,745)
  Sales of stock ...........................................           43            --
                                                                 --------      --------

    Net cash provided by (used in) financing activities ....       (3,288)       (4,745)
                                                                 --------      --------

Increase (decrease) in cash and cash equivalents ...........           15        (1,531)

Cash at beginning of period ................................        3,782         4,037
                                                                 --------      --------

Cash at end of period ......................................     $  3,797      $  2,506
                                                                 ========      ========

Supplemental disclosure of cash flow information:

  Interest paid during the period ..........................     $     87      $    388
                                                                 ========      ========

  Income taxes paid during the period ......................     $    867      $    132
                                                                 ========      ========

  The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at June 30, 1997 and December 31, 1996 and results of operations and cash flows for the three months ended June 30, 1997 and 1996. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - None

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits - None.
     b.   Reports on Form 8-K - None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ADAMS RESOURCES & ENERGY, INC.
                                       (Registrant)

Date:  August 12, 1997


                                       By /s/ K. S. Adams, Jr.
                                         ---------------------------
                                          K. S. Adams, Jr.
                                          Chief Executive Officer


                                       By /s/ Richard B. Abshire
                                         ---------------------------
                                          Richard B. Abshire
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  27            Financial Data Schedule