Form 10-Q
period 1997-09-30
ADAMS RESOURCES & ENERGY INC
filed 1997-11-12
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

              For the quarterly period ended September 30, 1997 or

    Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the transition period from             to


                          Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                              74-1753147
 -----------------------------                                ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                      5 Post Oak Park, Houston, Texas 77027
                ------------------------------------------------
               (Address of principal executive office & Zip Code)


        Registrant's telephone number, including area code (713) 881-3600
                                                          ----------------

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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at October 31, 1997 was 4,215,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Nine Months Ended               Three Months Ended
                                                 September 30,                   September 30,
                                            --------------------------    -------------------------
                                               1997            1996           1997         1996
                                            ------------   -----------    -----------   -----------
REVENUE:
  Marketing                                $ 1,358,071    $ 1,018,959    $   440,604    $   364,298
  Transportation                                22,915         15,446          8,644          4,957
  Oil & Gas                                      7,044          6,294          2,622          2,526
                                           -----------    -----------    -----------    -----------
                                             1,388,030      1,040,699        451,870        371,781
                                           -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
Operating
   Marketing                                 1,355,837      1,012,128        439,403        363,213
   Transportation                               18,443         13,426          6,997          4,397
   Oil & Gas                                     1,225          1,356            431            579
Corporate general and administrative             1,618          1,863            541            560
Depreciation, depletion and amortization         4,814          5,967          2,062          1,578
                                           -----------    -----------    -----------    -----------
                                             1,381,937      1,034,740        449,434        370,327
                                           -----------    -----------    -----------    -----------

Operating earnings                               6,093          5,959          2,436          1,454

OTHER INCOME (EXPENSE):
Property sales and other                           615            166             --             --
Interest                                          (197)          (465)           (69)           (93)
                                           -----------    -----------    -----------    -----------
                                                   418           (299)           (69)           (93)
                                           -----------    -----------    -----------    -----------

Earnings before income taxes                     6,511          5,660          2,367         1 ,361
Income tax provision
   Current                                         295            259            124             52
   Deferred                                      2,050          1,800            675            450
                                           -----------    -----------    -----------    -----------
                                                 2,345          2,059            799            502
                                           -----------    -----------    -----------    -----------

NET EARNINGS                               $     4,166    $     3,601    $     1,568    $       859
                                           ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE                  $       .99    $       .85    $       .37    $       .20
                                           ===========    ===========    ===========    ===========

DIVIDENDS PER COMMON SHARE                 $        --    $        --    $        --    $        --
                                           ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

              Nine Months Comparison

              -  Marketing

              Gross revenues for the Company's Marketing operations increased by $339,112,000 or 33%, in the comparative current period as a result of increased volumes of crude oil purchased at the wellhead and a more active crude oil trading effort. Average wellhead purchases were 78,000 barrels per day in 1997 versus 55,000 barrels per day in 1996. Marketing division operating margins before depreciation for the first nine months of 1997 were reduced to $2,234,000 versus $6,831,000 in the similar 1996 period. This result was because of a reversal of the unusually favorable market demand conditions that existed in 1996. During the first half of 1996, and especially in the second quarter of 1996, there were a number of spot market shortages of crude oil that served to temporarily increase the Company's margins.

              - Transportation

              Transportation revenues and operating earnings before depreciation increased as follows:

                                                              Percentage
                                  1997          1996          Increase
                               -----------   -----------      --------
Revenues                       $ 22,915,000   $ 15,446,000     48%
Operating earnings
      before depreciation      $  4,472,000   $  2,020,000     121%

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

              - Oil and Gas

              Oil and gas revenues increased by 11% and operating earnings before depreciation increased by 17% to $5,819,000 for the comparative current nine month period as a result of increased natural gas prices in the first quarter of 1997.

     Volumes and prices compare as follows:

                                    Nine Months Ended                     Three Months Ended
                                    -----------------                     ------------------
                                  1997               1996              1997                1996
                                  -----              ----              ----                ----
Crude oil
   Volume                       49,300 Bbls.        64,200 Bbls.      17,800 Bbls.       19,800 Bbls.
   Average price                $20.09/ Bbl.       $ 19.17/ Bbl.    $ 17.86/ Bbl.      $ 19.67/ Bbl.

Natural gas
   Volume                    2,575,000 Mcf's    2,470,000 Mcf's    1,075,000 Mcf's      950,000 Mcf's
   Average price, includes
     value of associated gas
     liquids                     $ 2.33/ Mcf       $ 2.03/ Mcf        $ 2.09/ Mcf       $ 2.15/ Mcf

              - Other income (expense)

              The provision for depreciation, depletion and amortization is reduced for the first nine months of 1997 because of a reduced capitalized cost base. The large provision for depreciation, depletion and amortization in 1996 served to reduce the level of capitalized costs to be amortized in 1997 and future years. Property sales and other income in 1997 include a $400,000 recovery from an insurance carrier for prior year overcharges and a $215,000 gain realized on the sale of twenty-one truck tractors. Seven tank trailers were sold in 1996 for a $166,000 gain. Interest expense is reduced in 1997 because the Company used its excess cash flow to reduce long term debt during the first eight months of 1997.

              - Three Months Comparisons

              Comparisons for the three month period ended September 30, 1997 are consistent with the discussions for the nine month period except oil and gas property additions during 1997 served to boost the third quarter 1997 provision for depreciation.

     Liquidity and Capital Resources

              During the first nine months of 1997, the Company invested $8,495,000 in property equipment additions with $3,769,000 going toward oil and gas drilling efforts, $1,411,000 invested toward the construction of an offshore Gulf of Mexico crude oil pipeline, and the remainder for trucks and other marketing and transportation equipment items. Funding for these investments was derived from the Company generating $10,215,000 of working capital funds. The $1,720,000 of excess cash flow generated was as additions to working capital.

              Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for additional discussion of the Company's bank relationships, tax carryforwards and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                         September 30,          December 31,
                                                                             1997                  1996
                                                                         ------------          -----------
                                                                         (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents...................................           $      5,333          $     3,782
  Accounts receivable, net....................................                 80,842               80,238
  Inventories.................................................                  4,096                4,867
  Prepaid and other...........................................                    894                1,116
  Deferred income taxes.......................................                     25                1,475
                                                                         ------------          -----------
                Total current assets..........................                 91,190               91,478
                                                                         ------------          -----------

Property and equipment........................................                 51,158               43,607
  Less - accumulated depreciation,
         depletion and amortization...........................                (29,448)             (25,440)
                                                                         ------------          -----------
                                                                               21,710               18,167
                                                                         ------------          -----------


Other assets..................................................                  1,284                1,237
                                                                         ------------          -----------
                                                                         $    114,184          $   110,882
                                                                         ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $     75,871          $    77,449
  Accrued and other liabilities...............................                  2,634                3,481
  Current maturities of long-term debt........................                     71                   64
                                                                         ------------          -----------
         Total current liabilities............................                 78,576               80,994

Long-term debt, less current maturities.......................                  7,775                6,171
Other liabilities.............................................                    845                  957
                                                                         ------------          -----------
                                                                               87,196               88,122

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding............................                      -                    -
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,215,596 and 4,203,346
      shares outstanding respectively.........................                    422                  420
  Contributed capital.........................................                 11,688               11,628
  Retained earnings since December 31, 1992...................                 14,878               10,712
                                                                         ------------          -----------
         Total shareholders' equity ..........................                 26,988               22,760
                                                                         ------------          -----------
                                                                         $    114,184          $   110,882
                                                                         ============          ===========


  The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        ---------------------------
                                                                                           1997             1996
                                                                                        -----------      ----------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings ..................................................................       $    4,166       $    3,601
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ....................................            4,814            5,967
    Deferred income tax provision ...............................................            1,450            1,800
    Gain on sale of properties...................................................             (215)            (166)
    Other, net ..................................................................             (231)            (481)
  Decrease (increase) in accounts receivable ....................................             (604)         (29,577)
  Decrease (increase) in inventories ............................................              771             (631)
  Decrease (increase) in prepaid and other ......................................              222              514
  Increase (decrease) in accounts payable .......................................           (1,578)          28,565
  Increase (decrease) in accrued liabilities ....................................             (847)             378
                                                                                        -----------      ----------

    Net cash provided (required) by operating activities ........................            7,948            9,970
                                                                                        ----------       ----------

INVESTING ACTIVITIES:
  Property and equipment additions ..............................................           (8,495)          (4,086)
  Proceeds from property sales ..................................................              425              589
                                                                                        ----------       ----------

    Net cash provided by (used in) investing activities .........................           (8,070)          (3,497)
                                                                                        ----------       -----------

FINANCING ACTIVITIES:
Borrowing from bank..............................................................            1,675                -
Repayment of debt................................................................              (64)          (6,304)
  Sales of stock ................................................................               62               16
                                                                                        ----------       ----------

    Net cash provided by (used in) financing activities .........................            1,673           (6,288)
                                                                                        ----------       -----------

Increase (decrease) in cash and cash equivalents.................................            1,551              185

Cash at beginning of period......................................................            3,782            4,037
                                                                                        ----------       ----------

Cash at end of period............................................................       $    5,333       $    4,222
                                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

  Interest paid during the period ...............................................       $      197       $      508
                                                                                        ==========       ==========

  Income taxes paid during the period............................................       $      867       $      233
                                                                                        ==========       ==========


The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at September 30, 1997 and December 31, 1996 and results of operations and cash flows for the nine months ended September 30, 1997 and 1996. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - None

Item 6.  Exhibits and Reports on Form 8K
----------------------------------------

     a.   Exhibits - None.
     b.   Reports on Form 8-K - None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADAMS RESOURCES & ENERGY, INC.
                                        (Registrant)

Date:    November 6, 1997               By  /s/ K.S. Adams,Jr.
      ---------------------                 ------------------------
                                            K. S. Adams, Jr.
                                            Chief Executive Officer



                                         By  /s/ Richard B. Abshire
                                             ------------------------
                                             Richard B. Abshire
                                             Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
27                       Financial Data Schedule