Form 10-K405
period 1997-12-31
ADAMS RESOURCES & ENERGY INC
filed 1998-03-24
CIK 2178

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                        FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the Fiscal Year ended December 31, 1997
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the Transition Period from ________ to _________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days.  YES  [X]    NO  [ ]

         A total of 4,217,596 shares of Common Stock were outstanding at March 13, 1998.

         The aggregate market value of the voting stock held by nonaffiliates as of March 13, 1998 was $26,953,832.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 29, 1998 are incorporated by reference in Part III.

                                     PART I


Items 1 and 2.  BUSINESS AND PROPERTIES.

General

         Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of oil and gas exploration and production, crude oil marketing, petroleum products marketing and tank truck transportation of petroleum products and liquid chemicals.

         The revenues and operating earnings for each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 1997 are set forth in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein.

Oil and Gas Exploration and Production

         Since its inception, the Company has been actively engaged in domestic onshore oil and gas exploration and development activities, primarily in Texas and Oklahoma. Exploration offices are maintained at the Company's headquarters in Houston, Texas. The Company holds an interest in 261 wells, of which 76 are Company-operated.

         Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 1997. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the Company's fractional interests owned.


                                      Oil Wells                Gas Wells                 Total Wells
                                     ----------                ---------                 -----------

                                   Gross      Net           Gross         Net          Gross       Net
                                   -----    -------         ------       ------        -----     -------
               Texas                119      20.85           21          5.23          140         26.08
               Oklahoma              14       3.97           12          2.05           26          6.02
               Other                 87        .04            8           .63           95           .67
                                   ----     ------          ---         -----         ----       -------


                                    220      24.86           41          7.91          261         32.77
                                   ====      =====           ==          ====          ===         =====


         Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 1997.

                                             Developed Acreage         Undeveloped Acreage
                                             -----------------         --------------------
                                            Gross         Net         Gross           Net
                                            ------       -----        ------         -----
                           Texas             55,175      10,320       69,314         11,919
                           Oklahoma           3,265         592        2,141            820
                           Other              3,911       1,185          671            609
                                            -------     -------     --------         ------


                                             62,351      12,097       72,126         13,348
                                             ======      ======       ======         ======

         Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years during the period ended December 31, 1997. All drilling activity was onshore in Texas and Oklahoma.

                                                      1997                  1996                 1995
                                                      ----                  ----                 ----
                                                   Gross       Net       Gross       Net       Gross      Net
                                                   -----      -----      -----      -----      -----     -----
              Exploratory wells drilled
                 - Productive                      -            -           -          -           -        -
                 - Dry                             -            -           -                      2      .38
                                                                                       -

              Development wells drilled
                 - Productive                     14         1.99          10       1.62          24     3.85
                 - Dry                             -            -           -          -           1      .07


         In addition to the above wells drilled and completed, at year end 1997, the Company had 4 wells (.64 net wells) in process. All such wells were subsequently completed as producers in 1998.

         Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 1997, are presented in the table below.


                                                                             December 31,
                                                                1997            1996              1995
                                                                ----            ----              ----
                                                                           (In thousands)
              Crude oil (Barrels)                                  211             225             281
              Natural gas (Mcf)                                  9,761           9,834           7,692
              Future net cash flows                           $ 18,468        $ 29,566        $ 14,893
              Present value of future net cash flows          $ 13,644        $ 21,467        $ 10,102

         The estimates of the Company's oil and gas reserves and future net revenues therefrom as of December 31, 1997, were made by the Company's independent petroleum engineers, Ryder Scott Company. The reserve estimates provided at December 31, 1997 are based on oil prices of approximately $17.19 per barrel and natural gas prices of approximately $2.25 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas reserve quantities and prices reported herein include the value of associated natural gas liquids.

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

         The Company's net oil and gas production for the three years ended December 31, 1997 has been as follows:

                 Year Ended                          Crude Oil               Natural
                 December 31,                        (Barrels)              Gas (Mcf)
                 ------------                        ---------              ---------
         1997............................               62,000              3,775,000
         1996............................               92,000              3,450,000
         1995............................              105,000              3,055,000

         Certain financial information relating to the Company's oil and gas activities is summarized as follows:

                                                               Year Ended December 31,
                                                         -----------------------------------
                                                            1997        1996         1995
                                                         ----------   ---------   ----------
Average oil and condensate
  sales price per Bbl.  . . . . . . . . . . . . . .      $    19.88   $   18.31    $   16.58
Average natural gas
  sales price per Mcf   . . . . . . . . . . . . . .      $     2.28   $    2.12    $    1.50
Average production cost,
  per equivalent Bbl, charged to expense  . . . . .      $     2.62   $    2.54    $    2.16

         The average crude oil and natural gas sales price received for December 1997 production was $15.01 per barrel and $2.22 per Mcf, respectively. Such prices for January 1998 production averaged $14.57 per barrel and $2.00 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas prices reported herein include the value of associated natural gas liquids.

         The Company has had no reports to Federal authorities or agencies of estimated oil and gas reserves except for a required report on the Department
of Energy's "Annual Survey of Domestic Oil and Gas Reserves".   The Company is
not obligated to provide any fixed and determinable quantities of oil or gas in the future under existing contracts or agreements associated with its oil and gas exploration and production segment.

         Reference is made to the Supplementary Financial Data following the Notes to Consolidated Financial Statements for additional disclosures relating to oil and gas exploration and production activities.

Crude Oil Marketing

         The Company's crude oil marketing subsidiary, GulfMark Energy, Inc., purchases crude oil at the wellhead and arranges transportation to refiners and other customers. Crude oil acquired at the wellhead is transported via common carrier pipeline, barge or truck, with activity primarily concentrated on properties located offshore Louisiana and onshore throughout Texas. Crude oil
purchases at the wellhead approximate 90,000 barrels per day.   As part of its
crude oil marketing business, the Company currently operates 42 tractor-trailer rigs and maintains over 100 pipeline inventory locations or injection stations, primarily in Louisiana, Texas and New Mexico. In addition, in January 1998, the company completed construction of a 7.5 mile 6 inch crude oil gathering pipeline in the Louisiana offshore, Ship Shoal, area.

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

         Crude oil marketing revenues totaled $1.9 billion for 1997 and the Company believes alternative customers are available should any of its customers reduce their purchases.

Petroleum Products Marketing

         Through its subsidiary Ada Resources, Inc., the Company markets branded and unbranded refined petroleum products, such as gasoline and diesel fuel. The marketing service area includes primarily metropolitan Houston and the surrounding one hundred miles. Purchases are made at the suppliers' established jobber prices with such prices generally being lower than the Company's sales price to its customers. The Company relies upon such sales price differentials for its margin of profit. In order to secure certain market outlets, the Company periodically assists third parties by financing a portion of the construction costs of facilities for gasoline service station operations. Earnings stem from the lease of the property and sales of gasoline. The Company is currently involved with 17 such properties. The Company is also a supplier of industrial lubricants, oils and greases. The Company's primary product distribution and warehousing facility is located on
5.5 acres in Houston, Texas. This facility includes a 60,000 square foot warehouse, 11,000 square feet of office space, bulk storage for 100,000 gallons of motor fuels and a high speed loading rack and storage facility for 200,000 gallons of lubricating oil.

         Petroleum products marketing revenues totaled $37 million for 1997 and the Company believes alternative customers are available should any of its customers reduce their purchases.

Tank Truck Transportation

         Through its Service Transport Company subsidiary, the Company transports liquid chemicals and petroleum products on a "for hire" basis throughout the Continental United States and Canada.

Transportation service is provided to over 400 customers under contracts or a call and demand basis. Pursuant to regulatory requirements, the Company holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation.

         The Company presently operates 245 truck tractors and 350 tank trailers and also operates truck terminals in Houston, Corpus Christi, and Beaumont (Nederland), Texas as well as Geismar, Louisiana and Mobile (Saraland), Alabama. The Company's primary terminal facility in Houston, is situated on 22 acres and includes maintenance facilities, an office building and a six bay, state of the art, internal tank washrack and water treatment system. Contracts have been let to construct a similar facility on an 11 acre company owned tract in Geismar, Louisiana.

         Service Transport Company has maintained its registration to the ISO-9002 Quality Management Standard. The scope of this Quality System Certificate, registered in both the United States and Europe, covers the carriage of bulk liquids throughout their area of operations as well as the tank trailer cleaning facilities and equipment maintenance. The Company's quality management process is one of its major assets. The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids the Company to continuously improve in all areas of quality service to customers.

Employees and other

         At December 31, 1997 the Company employed 512 persons, 21 of whom were employed in oil and gas exploration and production, 118 in the marketing of crude oil and petroleum products, 344 in transportation operations and 17 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

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

Federal and State Taxation

         The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended. Prior to 1997, the Company's current cash flow was not significantly impacted by federal taxation because of available net operating loss and statutory depletion carryforwards. In recent years, the Company generally paid a 2% effective current federal tax rate. Such carryforwards were fully utilized in 1997 and in the future, the Company's effective current federal tax rate is expected to approach the statutory (34%) level.

         The Company's operations are primarily conducted within the State of Texas. As such, the Company is subject to a 4.5% state tax on corporate net taxable income as computed for federal income tax purposes. Oil and gas activities are also subject to state and local income, severance, property and other taxes. Management believes the Company is currently in compliance with all federal and state tax regulations.

Forward-Looking Statements--Safe Harbor Provisions

         This annual report for the year ended December 31, 1997 contains certain forward-looking statements which are intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Production and Reserve Information, (b) Competition, (c) Regulatory Status and Potential Environmental Liability, (d) Management's Discussion and Analysis of Financial Condition and Results of Operations, (e) Use of Estimates, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Commitments and Contingencies, (i) Supplementary Financial Data, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Transportation Operations--The Company's tank truck operations are conducted pursuant to authority of the United States Department of Transportation (DOT) and various State regulatory authorities. The Company's transportation operations must also be conducted in accordance with various laws relating to pollution and environmental control. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations also require mandatory drug testing of drivers and require certain tests for alcohol levels in drivers and other safety personnel. The trucking industry is subject to possible regulatory and legislative changes such as increasingly stringent environmental regulations or limits on vehicle weight and size. Regulatory change may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. In addition, the Company's tank wash facilities are subject to increasingly more stringent local, state and federal environmental regulations.

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

Item 3.  LEGAL PROCEEDINGS

         The Company's subsidiary, Ada Crude Oil Company (Ada), has been named as one of sixty-three defendants in a lawsuit styled The State of Texas et al vs Amerada Hess Corporation. The suit alleges, among other claims, that the defendants as "common purchasers of oil" discriminated against the plaintiffs in favor of the defendants' own production and that of others. The plaintiffs also seek class certification. In response, the Company has filed a general denial and has asserted a number of affirmative defenses. Further, the Company believes plaintiffs' claims against the Company are vague, ambiguous and without merit. The Company intends to vigorously contest this matter.

         In the normal course of business, the Company and its subsidiaries become involved in litigation incident to operations. Management is of the opinion that ultimate resolution of all matters of litigation and dispute will not have a material adverse impact on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The persons who are currently serving as executive officers of the Company, their ages and the positions they hold with the Company are as follows:

       Name                                   Age                       Positions with the Company
----------------------                        ---           -------------------------------------------------------
K. S. Adams, Jr.                               75           Chairman, President and Chief Executive Officer
William R. Sharp                               73           Vice President-Oil and Gas
Claude H. Lewis                                54           Vice President-Land Transportation
Richard B. Abshire                             45           Vice President-Finance
David B. Hurst                                 44           Secretary

         Each officer has served in his present position for at least five years. No family relationship exists between any of the officers. Mr. Hurst is a partner in the law firm of Chaffin & Hurst.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 1996.

                                                                              American Stock Exchange
                                                                             -------------------------
Year                                                                          High               Low
----                                                                         ------            -------
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

1997
  First Quarter   . . . . . . . . . . . . . . . . . . . .                    18-3/8            11-5/8
  Second Quarter  . . . . . . . . . . . . . . . . . . . .                    15-3/8            11-5/8
  Third Quarter   . . . . . . . . . . . . . . . . . . . .                    15-5/8                12
  Fourth Quarter  . . . . . . . . . . . . . . . . . . . .                    16-3/4           13-5/16

         At December 31, 1997 there were 841 holders of record of the Company's common stock and the closing stock price was $14-3/8 per share.

         The terms of the Company's bank loan agreement require the Company to retain at least 50% of annual net income as an addition to total shareholders' equity, thus such amount would not be available for payment of cash dividends on the Company's common stock.

         On each of December 15, 1997, 1996 and 1995, the Company paid an annual cash dividend of $.10, $ .07 and $.05, respectively, to all holders of its common stock of record on December 1st of each year. Such dividends aggregated $422,000, $292,000 and $207,000, respectively.

Item 6.  SELECTED FINANCIAL DATA



                  FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

                                                                  Years Ended December 31,
                                           ------------------------------------------------------------------------
                                               1997            1996             1995            1994         1993
                                           ------------     -----------      -----------    ------------   --------
                                                            (In thousands, except per share data)
Revenues:
   Marketing  . . . . . . . . . . .        $  1,921,486     $  1,466,736     $   803,669    $    610,944   $675,915
   Transportation   . . . . . . . .              31,970           21,282          21,390          20,455     16,687
   Oil and gas  . . . . . . . . . .               9,904            9,061           6,378           3,586      2,733
                                           ------------     ------------     -----------    ------------   --------
                                           $  1,963,360     $  1,497,079     $   831,437    $    634,985   $695,335
                                           ============      ===========     ===========    ============   ========

Operating earnings:
   Marketing  . . . . . . . . . . .        $      1,382     $      5,816     $     2,496    $      2,114   $  1,303
   Transportation   . . . . . . . .               5,225            2,356           2,045           2,923      2,354
   Oil and gas    . . . . . . . . .               4,059            3,711          (1,410)(1)       1,272        861
                                           ------------     ------------     -----------    ------------   --------
                                           $     10,666           11,883           3,131           6,309      4,518
Other income (expense):
   General and administrative   . .              (2,578)          (2,783)         (2,176)         (2,018)    (2,015)
   Property sales and other   . . .                 792              142           1,134             583          4
   Interest   . . . . . . . . . . .                (318)            (477)           (526)           (106)      (189)
                                           ------------     ------------     -----------    ------------   --------
Earnings before income taxes  . . .               8,562            8,765           1,563           4,768      2,318

Income tax provision
   Current  . . . . . . . . . . . .               1,092              624             100             305        150
   Deferred   . . . . . . . . . . .               1,737            2,500             238           1,446        716
                                           ------------     ------------     -----------    ------------   --------
                                                  2,829            3,124             338           1,751        866
                                           ------------     ------------     -----------    ------------   --------

Net earnings  . . . . . . . . . . .        $      5,733     $      5,641     $     1,225    $      3,017   $  1,452
                                           ============     ============     ===========    ============   ========

Basic and diluted earnings per
   common share   . . . . . . . . .        $       1.36     $       1.34     $       .29    $        .72   $    .35
                                           ============     ============     ===========    ============   ========


FINANCIAL POSITION

Working capital . . . . . . . . . .        $      8,694     $     10,484     $     5,115    $      2,957   $  2,773
Total assets  . . . . . . . . . . .             114,283          110,882          80,917          62,301     50,295
Long-term debt, net of
   current maturities   . . . . . .               6,900            6,171          10,589           9,263      3,947
Shareholders' equity  . . . . . . .              28,138           22,760          15,678          13,233     10,296
Dividends on common shares  . . . .                 422              292             207             124          -


______________________

(1) The oil and gas operating loss in 1995 resulted from reduced prices for natural gas and an increased provision for depreciation, depletion, and amortization ("DD&A"). Contributing to increased DD&A were certain write-downs of oil and gas properties.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of 1997 to 1996

Marketing

         Marketing segment profitability is dependent upon the spread between the price paid to suppliers for the commodity purchased (i.e., crude oil or refined products) and the sales price to the end market customer, less distribution costs. Since the Company is marketing a commodity, the gross purchase price at the supplier level and the gross sales price at the customer level tend to move in unison. However, the spread between purchase and sales contracts will vary with localized supply and demand conditions. In a commodity business, operating margins as a percentage of gross revenues are typically very narrow; e.g., less than 1/2 of 1% in the case of crude oil. As a small margin, high volume business, a relatively minor change in the spread can have a significant impact on earnings.

         The Company's strategy for crude oil marketing is to link purchase and sales contracts to established quotations (postings) that move with general market trends. Thus, the Company is insulated from the impact of general movements in world crude oil prices. During 1997, however, crude oil prices fell from the $25 per barrel range at year-end 1996 to the $17 per barrel range at year-end 1997. As a result, the carrying value of the Company's crude oil inventory held in pipelines was reduced. During 1997, the Company recorded cumulative inventory valuation write-downs totaling $1.1 million with a substantial portion ($500,000) occurring in the fourth quarter of 1997. While the Company policy is designed to minimize market risk, some degree of exposure to unforeseen market conditions remains.

             Gross revenues for the Company's Marketing operations increased by $454,750,000 or 31%, in the comparative current period as a result of increased volumes of crude oil purchased at the wellhead and a more active crude oil trading effort. Average wellhead purchases were 76,000 barrels per day in 1997 versus 58,000 barrels per day in 1996. Marketing division operating earnings for 1997 were reduced to $1,382,000 versus $5,816,000 in 1996. This resulted from the reversal of the unusually favorable market demand conditions that existed in 1996. During the first half of 1996, there were a number of spot market shortages of crude oil that served to temporarily increase the Company's margins.

Transportation

      Transportation revenues and operating earnings increased as follows:

                                                                          Percentage
                                     1997                   1996           Increase
                                --------------        ----------------    -----------
    Revenues                    $  31,970,000         $   21,282,000          50%

    Operating earnings          $   5,225,000         $    2,356,000         122%

             The revenue increase resulted from generally strong customer demand during the current year. Improved customer demand is consistent with the generally strong United States economy. Operating earnings improved as a direct result of the increased demand. Because of the fixed cost component of the company's petrochemical trucking operation, on a percentage basis, operating earnings will improve at a faster rate than revenues. As presently configured, the Transportation division's fixed costs are approximately $14 million per year and consist primarily of tractor-trailer rentals, insurance and terminal operating expenses. Variable costs, which typically approximate 40 percent of gross revenues, consist primarily of drivers' wages and fuel. Historically, when revenues increasingly exceed the Company's fixed cost requirements, operating profits increase at an even faster rate, and vice versa. As a result of varying demand conditions, revenues and operating earnings may experience significant variations between periods.

Oil and Gas

             Oil and gas revenues and operating earnings in 1997 increased by 9% relative to 1996 as a result of increased natural gas volumes and prices. The Company's recent drilling efforts led to the production volume increase. Volumes and prices compare as follows:

                                                   Crude Oil                             Natural Gas
                  Year Ended               --------------------------             --------------------------
                 December 31,                Barrels      Avg. Price                 Mcf's        Avg. Price
                 ------------              ----------     -----------             ------------    ----------
         1997 . . . . . . . . . . . .          62,000          $19.88                3,775,000       $2.29
         1996 . . . . . . . . . . . .          92,000          $18.31                3,450,000       $2.12
         1995 . . . . . . . . . . . .         105,000          $16.58                3,055,000       $1.50



Other Income (Expense)

         Property sales and other income in 1997 include a $400,000 recovery from an insurance carrier for prior year overcharges and a $230,000 gain realized on the sale of twenty-one truck tractors. Seven tank trailers were sold in 1996 for a $168,000 gain. Interest expense is reduced in 1997 because the Company used its excess cash flow to reduce long term debt during the first eight months of 1997.


Comparison of 1996 to 1995

  Marketing

         Gross revenues for the Company's Marketing operations increased by $663,067,000, or 83%, in 1996 because of increased volumes of crude oil purchased at the wellhead and a more active crude oil trading effort. Comparative average purchases of crude oil at the wellhead were 58,000 barrels per day in 1996 versus 45,000 barrels per day in 1995. Marketing division operating margins also increased for 1996 to $5,816,000 versus $2,496,000 for 1995. The operating margin increase was partially a result of greater sales volume. The most significant factor affecting 1996 margins, however, was a severe crude oil shortage situation that existed in the mid-continent region of the United States during the first half of 1996. As a supplier of crude oil to the region, this demand condition served to temporarily improve the Company's margins.

  Oil and Gas

         Oil and gas revenues increased by 42% to $9,061,000 in 1996 relative to 1995 as a direct result of increased oil and gas prices coupled with increased natural gas production volumes as shown above. Oil and gas operating earnings improved to $3,711,000 in 1996 with improved prices and volumes and because of a reduced provision for depreciation, depletion and amortization. The $1,410,000 oil and gas division operating loss experienced in 1995 resulted from reduced prices for natural gas and a greater increased provision for depreciation, depletion and amortization. The provision for oil and gas depreciation, depletion and amortization in 1995 was $6,460,000 as compared to $3,655,000 in 1996. The provision was reduced in 1996 as a result of lower capitalized costs subject to amortization and because of favorable oil and gas reserve revisions.

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

                                                                   1997          1996           1995
                                                              ----------        -------         ------
                                                                             (In thousands)
         Net earnings . . . . . . . . . . . . . .             $   5,733        $  5,641        $   1,225
         Depreciation, depletion & amortization .                 5,914           6,160            7,649
         Non-cash income taxes  . . . . . . . . .                 1,737           2,500              238
                                                              ---------        --------        ---------
         Funds provided by operations . . . . . .                13,384          14,301            9,112
         Debt and other financing activities  . .                   579          (8,344)          (2,247)
                                                              ---------        -------         ---------

         Property and equipment  additions  . . .             $  13,963        $  5,957        $   6,865
                                                              =========        ========        =========

         Historically, the Company's operating earnings from its diversified operations have been stable and reliable. Management relies on the continued stability of this earnings stream in making capital project decisions. All capital projects are divided into manageable segments and the timing of their implementation is accelerated or delayed based on current cash flows.

         The balancing factor for the Company's short term cash needs is the Company's bank line of credit. For the past five years the Company has maintained an approximate $4 - 7 million outstanding balance on its bank line of credit. Day-to-day fluctuations in cash flow needs are accommodated by daily borrowing or repayments on the line of credit. While the Company's bank line of credit is fully secured, the bank is primarily relying on the Company's ability to generate cash flow from continuing operations for repayment.

         Also important to the Company's liquidity and capital availability is the Company's ability to conduct its truck fleet management program through lease financing transactions. The Company has readily found lease financing from a number of major national leasing concerns. See Note 7 to Consolidated
Financial Statements.   The Company's philosophy is to maintain a modern,
up-to-date fleet of tractors and trailers to accommodate demand for its services. This requires frequent replacements as well as modest growth in the size of the fleet. Since tractors and trailers hold their value and there is a large active secondary market for such used equipment, historically the Company has realized gains upon the disposition of such equipment.

         With respect to the other components of working capital such as accounts receivable and accounts payable, because of the high volume of transactions that flow through the Company, such items can fluctuate dramatically from day to day and no particular significance should be ascribed to such variations. A key factor that provides order and discipline for cash flow is the practice of the crude oil industry to settle all accounts by cash payment on the 20th of the month following inception of the date of the transaction. Since 90% of the Company's business is tied to crude oil marketing, this settlement process is critical and the Company relies on payments received from its customers to satisfy the requirements to pay its suppliers on the same day. See Note 4 to Consolidated Financial Statements for a discussion of "Concentration of Credit Risk." Also, with respect to the other components of working capital, the Company relies on its bank lines of credit to balance day-to-day cash needs.

  Banking Relationships

         The Company's bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate minus 1%. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The working capital loan provides for borrowing up to $5 million based on 80% of eligible accounts receivable and 50% of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 1997 was established at $4,714,000. The working capital loan also provides for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $3 million, with the next scheduled redetermination date being September 1, 1998. The line of credit loans are scheduled to expire on October 31, 1999, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of December 31, 1997, bank debt outstanding under the Company's two revolving credit facilities totaled $6,900,000, with letters of credit outstanding totaling $25,000.

         The Company's GulfMark subsidiary maintains a separate banking relationship in order to support its crude oil purchasing activities. GulfMark has established a bank letter of credit facility that is maintained on a month-to-month basis in order to secure the purchase of crude oil. In addition to providing letters of credit, GulfMark's banking institution will also finance up to $2,000,000 of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 2 percent. As of December 31, 1997, no amounts were outstanding under this facility.

  Investment Activities

         During 1997, the Company invested approximately $5.6 million in oil and gas projects and $1.4 for expansion of its truck terminals and fleet and $3.6 million for the construction of a 7.5 mile offshore crude oil gathering pipeline. An additional $3.3 million was also invested in facilities, trucks and equipment for the Company's marketing operations. Oil and gas exploration and development efforts continue and the Company plans to invest approximately $6 million toward such projects in 1998. An additional $2 million is anticipated to be invested during 1998 toward improvements in the Company's transportation facilities.

         During 1997, the Company entered into certain operating lease transactions in order to acquire 55 tractors and 55 trailers for use in its common carrier fleet. Further, during 1998 the Company anticipates entering into certain operating lease transactions in order to acquire approximately 25 additional tractors and 65 trailers for use in its trucking fleet. Annual lease costs associated with the planned 1998 additions are estimated to be $1 million.

  Market Risk

         Market risk represents the potential loss that can be caused by a change in the market value of an asset or a commitment. As part of its crude oil marketing operations, the Company enters into forward contracts to minimize the impact of market fluctuations on its purchases of crude oil. The Company also enters into swap agreements with certain customers to provide for them a floor price on the purchase of certain supply. In each instance, the Company enters into a separate matching swap agreement with a third party in order to minimize the market risk of these financial instruments. The contracts are no longer than one year in duration. The Company monitors all commitments and positions to ensure that all positions are effectively balanced.

  Year 2000

         The Company has begun the process of identifying, evaluating and implementing new operating computer systems necessary to address potential year 2000 compliance issues. Many of the Company's operating and financial systems are already compliant. The Company's remaining operating and financial systems are scheduled for compliance in phases and will be compliant by the year 2000. The Company is communicating with software vendors, business partners and others with which it conducts business to provide written assurances that their systems will be year 2000 compliant. The total future cost associated with potential year 2000 compliance issues has not been determined, but is not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

  Other

         As a result of certain tax loss and statutory depletion carryforwards, historically, the Company's obligation to pay federal income taxes was substantially reduced. Because of this situation, in recent years the Company has been required to pay state income and federal alternative minimum tax only. As a result, the Company's recorded provision for federal income taxes represented primarily a non-cash charge to earnings based on the federal statutory tax rate. Beginning in 1997, such carryforwards are depleted, and the Company's effective current federal tax rate now approaches the statutory (34%) level. See also Note 3 to Consolidated Financial Statements.

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

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Item 8.

                                                                                                   Page
                                                                                                   ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS  . . . . . . . . . . . . . . . . . . . . . . . . .        II-10

FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of
           December 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . .        II-11

         Consolidated Statement of Earnings for
           the Years Ended December 31, 1997,
           1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        II-12

         Consolidated Statement of Shareholders'
           Equity for the Years Ended
           December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .        II-13

         Consolidated Statement of Cash Flows
           for the Years Ended December 31,
           1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        II-14

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . .        II-15

         Supplementary Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . .        II-25


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Adams Resources & Energy, Inc.:

         We have audited the accompanying consolidated balance sheet of Adams Resources & Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the Consolidated Financial Statements, effective December 31, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".




                                                            ARTHUR ANDERSEN LLP



Houston, Texas
March 16, 1998

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                         December 31,
                                                                                 ----------------------------
                           ASSETS                                                    1997             1996
                                                                                 -------------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $    6,496        $    3,782
  Accounts receivable, net                                                           73,806            80,238
  Inventories                                                                         5,092             4,867
  Prepaids                                                                            1,675             1,116
  Deferred income taxes                                                                   -             1,475
                                                                                 ----------        ----------

                 Total current assets                                                87,069            91,478
                                                                                 ----------        ----------

PROPERTY AND EQUIPMENT:
  Marketing                                                                          14,432             7,607
  Transportation                                                                     11,144            10,244
  Oil and gas (successful efforts method)                                            30,623            25,677
  Other                                                                                  99                79
                                                                                 ----------        ----------
                                                                                     56,298            43,607
  Less -Accumulated depreciation, depletion
          and amortization                                                          (30,361)          (25,440)
                                                                                 ----------        ----------
                                                                                     25,937            18,167
                                                                                 ----------        ----------


OTHER ASSETS                                                                          1,277             1,237
                                                                                 ----------        ----------


                                                                                 $  114,283        $  110,882
                                                                                 ==========        ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $   74,829        $   77,449
  Accrued and other liabilities                                                       3,475             3,481
  Current maturities of long-term debt                                                   71                64
                                                                                 ----------        ----------

         Total current liabilities                                                   78,375            80,994

LONG-TERM DEBT, less current maturities                                               6,900             6,171

OTHER LIABILITIES                                                                       870               957
                                                                                 ----------        ----------
                                                                                     86,145            88,122
                                                                                 ----------        ----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 960,000
    shares authorized, none outstanding                                                   -                 -
  Common stock, $.10 par value, 7,500,000 shares
    authorized, 4,217,596 and 4,203,346 shares
    issued and outstanding, respectively                                                422               420
  Contributed capital                                                                11,693            11,628
  Retained earnings since December 31, 1992                                          16,023            10,712
                                                                                 ----------        ----------

       Total shareholders' equity                                                    28,138            22,760
                                                                                 ----------        ----------

                                                                                 $  114,283        $  110,882
                                                                                 ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Years Ended December 31,
                                                                        -----------------------------------------
                                                                             1997         1996            1995
                                                                          ----------    -----------    ----------
REVENUES:
   Marketing                                                            $   1,921,486  $  1,466,736 $     803,669
   Transportation                                                              31,970        21,282        21,390
   Oil and gas                                                                  9,904         9,061         6,378
                                                                        -------------  ------------ -------------
                                                                            1,963,360     1,497,079       831,437
                                                                        -------------  ------------ -------------
COSTS AND EXPENSES:
   Marketing                                                                1,918,885     1,459,021       800,567
   Transportation                                                              26,106        18,346        18,814
   Oil and gas                                                                  1,810         1,695         1,328
   General and administrative                                                   2,578         2,783         2,176
   Depreciation, depletion and amortization                                     5,914         6,160         7,649
                                                                        -------------  ------------ -------------
                                                                            1,955,293     1,488,005       830,534
                                                                        -------------  ------------ -------------

OPERATING EARNINGS                                                              8,067         9,074           903

OTHER INCOME (EXPENSE):
   Property sales and other                                                       813           168         1,186
    Interest                                                                     (318)         (477)         (526)
                                                                        -------------- ------------  ------------

EARNINGS BEFORE INCOME TAXES                                                    8,562         8,765         1,563

INCOME TAX PROVISION
   Current                                                                      1,092           624           100
   Deferred                                                                     1,737         2,500           238
                                                                        -------------  ------------ -------------
                                                                                2,829         3,124           338
                                                                        -------------  ------------ -------------

NET EARNINGS                                                            $       5,733  $      5,641 $       1,225
                                                                        =============  ============ =============

BASIC AND DILUTED EARNINGS PER SHARE                                    $        1.36  $       1.34 $         .29
                                                                        =============  ============ =============

DIVIDENDS PER COMMON SHARE                                              $         .10  $        .07 $         .05
                                                                        =============  ============ =============




   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                        TOTAL
                                                      COMMON         CONTRIBUTED          RETAINED   SHAREHOLDERS'
                                                      STOCK            CAPITAL            EARNINGS      EQUITY
                                                  --------------   ---------------        --------    ----------
BALANCE, December 31, 1994  . . . . . . . . .     $          418   $         8,470     $     4,345    $   13,233
  Stock options exercised   . . . . . . . . .                  2                60               -            62
  Deferred income taxes (Note 3)  . . . . . .                  -             1,365               -         1,365
  Net earnings  . . . . . . . . . . . . . . .                  -                 -           1,225         1,225
  Dividends paid on common stock  . . . . . .                  -                 -            (207)         (207)
                                                  --------------   ---------------     -----------    ----------
BALANCE, December 31, 1995  . . . . . . . . .                420             9,895           5,363        15,678
  Stock options exercised   . . . . . . . . .                  -                23               -            23
  Deferred income taxes (Note 3).........                      -             1,710               -         1,710
  Net earnings  . . . . . . . . . . . . . . .                  -                 -           5,641         5,641
  Dividends paid on common stock  . . . . . .                  -                 -            (292)         (292)
                                                  --------------   ---------------     -----------    ----------
BALANCE, December 31, 1996  . . . . . . . . .                420            11,628          10,712        22,760
  Stock options exercised   . . . . . . . .                   2                 65               -            67
  Net earnings .  . . . . . . . . . . . . . .                  -                 -           5,733         5,733
  Dividends paid on common stock  . . . . . .                  -                 -            (422)         (422)
                                                  --------------   ---------------     -----------    ----------
BALANCE, December 31, 1997  . . . . . . . . .     $          422   $        11,693     $    16,023    $   28,138
                                                  ==============   ===============     ===========    ==========





      The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   Years Ended December 31,
                                                                          ---------------------------------------------
                                                                               1997             1996            1995
                                                                          -----------      -----------      -----------
CASH PROVIDED BY OPERATIONS:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .         $     5,733      $     5,641      $     1,225
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization  . . . . . . . . . .               5,914            6,160            7,649
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .               1,737            2,500              238
    Gain on sales of properties . . . . . . . . . . . . . . . . .                (230)            (168)            (704)
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .                (389)            (337)          (1,208)
  Decrease (increase) in accounts receivable  . . . . . . . . . .               6,432          (29,754)         (14,532)
  Decrease (increase) in inventories  . . . . . . . . . . . . . .                (225)          (1,690)          (1,053)
  Decrease (increase) in prepaids . . . . . . . . . . . . . . . .                (559)             (96)            (468)
  Increase (decrease) in accounts payable . . . . . . . . . . . .              (2,620)          27,912           14,117
  Increase (decrease) in accrued liabilities  . . . . . . . . . .                  (6)           1,065               29
                                                                          -----------      -----------      -----------
       Net cash provided by operating activities  . . . . . . . .              15,787           11,233            5,293
                                                                          -----------      -----------      -----------

INVESTING ACTIVITIES:
  Property and equipment additions  . . . . . . . . . . . . . . .             (13,963)          (5,957)          (6,865)
  Proceeds from property sales  . . . . . . . . . . . . . . . . .                 509              742              736
                                                                          -----------      -----------      -----------
       Net cash used in investing activities  . . . . . . . . . .             (13,454)          (5,215)          (6,129)
                                                                          -----------      -----------      -----------

FINANCING ACTIVITIES:
  Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .               3,300                -            2,375
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . .              (2,564)          (6,004)             (52)
  Issuance of common stock  . . . . . . . . . . . . . . . . . . .                  67               23               62
  Dividend payments . . . . . . . . . . . . . . . . . . . . . . .               (422)             (292)            (207)
                                                                          -----------      -----------      -----------
      Net cash (used in) provided by financing activities . . . .                 381           (6,273)           2,178
                                                                          -----------      ------------     -----------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . .               2,714             (255)           1,342

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR  . . . . . . . . . . . . . . . . . . . . . . . . . .               3,782            4,037            2,695
                                                                          -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . .         $     6,496      $     3,782      $     4,037
                                                                          ===========      ===========      ===========


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

  Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 1997 and 1996 is a $2 million deposit to collateralize the Company's month-to-month crude oil letter of credit facility. See Note 2 to Consolidated Financial Statements.

  Inventories

         Crude oil and petroleum products inventories are carried at the lower of cost or market. Due to yearend market conditions, the Company recorded a writedown of $500,000 on its December 31, 1997 crude oil inventory. Petroleum products inventories include gasoline, lubricating oils and other petroleum products purchased for resale and are priced at cost determined primarily on the first-in, first-out basis, while crude oil inventory is priced at average cost. Materials and supplies inventories are included in inventories at specific cost, with a valuation allowance provided if needed. Components of inventory are as follows (in thousands):

                                                                                    December 31,
                                                                             -----------------------------
                                                                                   1997        1996
                                                                                 --------    --------
             Crude oil  . . . . . . . . . . . . . . . . . . . . .                $  3,638    $  3,608
             Petroleum products . . . . . . . . . . . . . . . . .                   1,062         973
             Materials and supplies . . . . . . . . . . . . . . .                     392         286
                                                                                 --------    --------
                                                                                 $  5,092    $  4,867
                                                                                 ========    ========

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

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. If any exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. Effective December 31, 1995, the Company adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long- Lived Assets and Long-Lived Assets to Be Disposed Of", which specifies, in certain instances, that the carrying values of assets be written down to fair values. In 1995, one of the Company's proved oil and gas fields was deemed impaired because it was not expected to individually recover its entire carrying value. A $677,000 pretax charge for this asset impairment was included in 1995 DD&A.

         Producing oil and gas leases, equipment and intangible drilling costs are depleted or amortized over the estimated recoverable reserves using the unit-of-production method. Other property and equipment is depreciated using the straight-line method over the estimated average useful lives of eight to twenty years for marketing, three to fifteen years for transportation and ten to twenty years for all others. The 1996 provision for depreciation, depletion and amortization includes a $1,167,000 asset impairment recognized by the Company on certain refined product marketing facilities and equipment. The impairment was recorded because of continued operating and cash flow losses associated with these assets.

  Other Assets

         Included in other assets is $1,137,000 held in escrow as part of the Company's efforts to comply with State of Kentucky regulations governing certain of the Company's former coal mining operations. The Company is in the final stage of obtaining approval for land reclamation on a 280 acre tract in Kentucky. When the State issues its final approval, the escrowed cash will be returned to the Company.

  Crude Oil Marketing Activities

         The Company enters into forward contracts to minimize the impact of market fluctuations on its purchases of crude oil. The Company does not consider these contracts to be financial instruments since the contracts permit settlement in the delivery of crude oil. These contracts are no longer than one year in duration. Gains and losses due to changes in the underlying market value of crude oil are recognized in cost of sales in the month of physical delivery.

         The Company also utilizes swap agreements with two counterparties, which are financial instruments requiring payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for stated volumes over a contractual period of time. For each swap agreement written, the Company enters into an offsetting swap agreement with a separate counterparty. These swap agreements are accounted for using the mark-to-market method of accounting and the gain or loss is recorded to cost of sales in the period of change in the market. Gains and losses on these agreements were immaterial to the Company for the years ended December 31, 1997 and 1996. No such agreements were utilized in 1995.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Statement of Cash Flows

         Interest paid (net of interest capitalized) totaled $323,000, $619,000 and $689,000 respectively, during the years ended December 31, 1997, 1996 and 1995. Income taxes paid during these same periods totaled $2,075,000, $564,000 and $243,000, respectively.

  Earnings Per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997, and accordingly, have been adopted in the accompanying financial statements. Under the provisions of SFAS No. 128, the presentation of primary earnings per share has been replaced with basic earnings per share, and fully diluted earnings per share presentations have been replaced with diluted earnings per share for potentially dilutive securities. All prior period earnings per share data have been restated. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Such shares outstanding averaged 4,210,471 for 1997, 4,200,225 for 1996, and 4,189,097 for 1995.

  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include the accounting for depreciation, depletion and amortization, income taxes and contingencies.

  Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new standard, companies will be required to report certain information about operating segments in consolidated statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SFAS No. 130 and 131 will not have any effect on the Company's financial position or results of operations. Management is evaluating what, if any, additional disclosures may be required when these two statements are implemented.

 (2)  LONG-TERM DEBT

         Long-term debt is comprised of the following (in thousands):

                                                                                          December 31,
                                                                                     ------------------------
                                                                                        1997          1996
                                                                                     -----------    ---------
     Bank lines of credit, secured by substantially all of
           the Company's (excluding GulfMark's) assets, due
           in twelve quarterly installments commencing on
           October 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . .          $     6,900    $   6,100
     Notes payable in varying installments
           through September 1998, interest rate up
           to 10%, secured by certain land and equipment  . . . . . . . . .                   71          135
                                                                                     -----------    ---------
                          Total debt  . . . . . . . . . . . . . . . . . . .                6,971        6,235
           Less - current maturities  . . . . . . . . . . . . . . . . . . .                   71           64
                                                                                     -----------    ---------

     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     6,900    $   6,171
                                                                                     ===========    =========


         The Company's revolving bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate minus 1%. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The first line of credit or working capital loan provides for borrowings up to $5 million based on the total of 80% of eligible accounts receivable and 50% of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 1997 was established at $4,714,000 with $4,200,000 outstanding at year end 1997. The working capital loan also provides for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. As of December 31, 1997, letters of credit under this facility totaled $25,000. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $3 million, with the next scheduled redetermination date being September 1, 1998. As of December 31, 1997, $2,700,000 was outstanding under the oil and gas production loan facility. The revolving line of credit loans are scheduled to expire on October 31, 1999, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments.

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

         A subsidiary of the Company (Gulfmark) maintains a separate banking relationship to provide letters of credit and to provide financing for up to $2 million of crude oil inventories and certain accounts

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 2 percent. The letter of credit and demand note facilities are secured by substantially all of GulfMark's assets. GulfMark had approximately $85 million and $78.6 million in letters of credit outstanding as of December 31, 1997 and 1996, respectively, in support of its crude oil purchasing activities. As of December 31, 1997 and 1996, no amounts were outstanding under the Gulfmark term loan facility.

         The Company's average effective interest rate for 1997, 1996, and 1995 was 7.5%, 7.9% and 8.2%, respectively. During 1995, $330,000 of interest incurred was capitalized. No interest was capitalized during 1997 or 1996. At December 31, 1997, the scheduled aggregate principal maturities of the Company's long-term debt are: 1998 - $71,000; 1999 - $575,000; 2000 -
$2,300,000; 2001 - $2,300,000; and 2002 - $1,725,000.

 (3)  INCOME TAXES

         The following table shows the components of the Company's income tax provision (in thousands):

                                                                           Years Ended December 31,
                                                                       --------------------------------------
                                                                         1997          1996           1995
                                                                       ----------    ----------     ---------
         Current:
             Federal  . . . . . . . . . . . . . . . . . . . . . .      $      707    $      170     $      30
             State  . . . . . . . . . . . . . . . . . . . . . . .             385           454            70
                                                                       ----------    ----------     ---------
                                                                            1,092           624           100
                                                                       ----------    ----------     ---------
         Deferred:
             Federal  . . . . . . . . . . . . . . . . . . . . . .           1,737         2,500           238
                                                                       ----------    ----------     ---------
                                                                       $    2,829    $    3,124     $     338
                                                                       ==========    ==========     =========


         The following table shows the components of the Company's deferred income tax asset and liability (in thousands):

                                                                                           December 31,
                                                                                     --------------------------
                                                                                       1997            1996
                                                                                     ----------      ----------


         Statutory depletion carryforward . . . . . . . . . . . . . . . . .          $        -      $   1,434
         Excess tax (book) basis of fixed assets and other  . . . . . . . .                (229)            41
                                                                                     ----------      ---------

         Deferred tax asset (liability) . . . . . . . . . . . . . . . . . .          $     (229)     $   1,475
                                                                                     ==========      =========


         During 1997, the Company used its remaining statutory depletion carryforwards totaling $4,219,000 to reduce taxable earnings. The Company fully utilized its alternative minimum tax credit and remaining net operating loss carryforwards in 1996. For the years ended December 31, 1996 and 1995, the valuation allowance was reduced by $1,710,000 and $1,365,000, respectively, with such amounts being credited to contributed capital, in order to reflect pre-1992 carryforwards then expected to be utilizable.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of taxes computed at the corporate federal income tax rate to the reported income tax provision is as follows (in thousands):

                                                                             Years Ended December 31,
                                                                         ------------------------------------
                                                                           1997         1996          1995
                                                                         ----------   ----------    ---------
         Statutory federal income tax provision at 34%  . . .            $    2,780   $    2,825    $     531
         State income tax provision . . . . . . . . . . . . .                   385          454           70
         Federal statutory depletion  . . . . . . . . . . . .                  (340)        (175)        (221)
         Other  . . . . . . . . . . . . . . . . . . . . . . .                     4           20          (42)
                                                                         ----------   ----------    ---------
                 Income taxes as reported . . . . . . . . . .            $    2,829   $    3,124    $     338
                                                                         ==========   ==========    =========

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

  Fair Value of Financial Instruments

         Cash Equivalents, Long and Short Term Debt

     The carrying amount of cash equivalents are assumed to approximate their fair values because of the short maturities of these instruments.
Substantially all of the Company's long and short term debt obligations bear interest at floating rates. As such, carrying amounts approximate fair values.

         Trading Activities

     During 1997 and 1996, the Company entered into swap agreements which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodities specified. The Company accounts for these agreements using the mark-to-market method of accounting and records the gain or loss as a cost of sales in the period of change in the market with an offsetting entry to trade accounts receivable or payable as appropriate. This activity was not material to the Company's financial position or results of operations in 1997 or 1996.

     The Company does not consider its forward contracts to be financial instruments since the contracts permit settlement through the delivery of crude oil.

  Concentration of Credit Risk

         Credit risk represents the account loss which the Company would absorb if its customers failed to perform pursuant to contractual terms. Management of credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer's sensitivity to economic developments. The Company has established various procedures to manage credit exposure, including initial credit approval, credit limits, and rights of offset. Letters of credit and guarantees are also utilized to limit credit risk.

         The Company's largest customers consist of large multinational integrated oil companies. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil marketing activities comprise approximately 90% of the Company's total receivables as of

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction. The Company's credit policy and the relatively short duration of receivables mitigate the amount of the allowance for doubtful accounts required. The Company had accounts receivable from one customer that comprised 20% of total receivables at December 31, 1997 and from two customers that comprised 35% and 12%, respectively, of total receivables at December 31, 1996.

         An allowance for doubtful accounts is provided on non-crude oil marketing receivables and accounts receivable are net of allowances for doubtful accounts at December 31, 1997 and 1996, of $98,000 and $97,000, respectively.

(5)  EMPLOYEE BENEFITS

         The Company's 1984 stock option plan authorized the granting of incentive stock options or non-qualified stock options to certain executives and key employees to purchase an aggregate of 125,000 shares of common stock at not less than the fair market value at the date of grant. The plan expired in 1994 with respect to the granting of additional stock options. During 1997, 14,250 stock options were exercised at prices ranging from $3.625 to $4.75 per share. During 1996, 5,750 stock options were exercised at prices ranging from $3.625 to $4.75 per share. During 1995, 16,500 stock options were exercised at prices ranging from $3.625 to $4.75 per share. As of December 31, 1997, the plan was terminated and the remaining 4,000 unexecuted options expired.

The Company maintains a 401(k) plan for the benefit of its employees. Company contributions to the plan were $180,000 in 1997, $180,000 in 1996, and $120,000 in 1995.

(6)  TRANSACTIONS WITH RELATED PARTIES

         Sakco, Ltd. ("Sakco") and Kasco, Ltd. ("Kasco"), family limited partnerships of which Mr. K. S. Adams, Jr., Chairman and President, is a limited partner, Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries Inc. (KSAI), and certain officers and members of the Board of Directors of the Company have participated as working interest owners in certain oil and gas wells and programs drilled or administered by the Company. Sakco, Kasco, Sakdril and the officers and directors participated in each of the wells and programs on the same terms as those afforded the other non-affiliated working interest owners. Associated with this activity, as of December 31, 1997, the Company was owed $38,000 from Kasco and Sakco, and the Company owed $720,000 to Kasco and Sakco. As of December 31, 1996, the Company was owed $161,000 from Kasco and Sakco, and the Company owed $580,000 to Kasco and Sakco.

         KSAI and other affiliated entities paid the Company approximately $103,000 and $292,000, respectively, in the years ended December 31, 1996 and 1995 for rental of space in the Company's leased office building. Such rental charges are comparable to those charged to unaffiliated entities. During 1996, the Company terminated its master office lease agreement and the related sub-lease agreement with KSAI.

         David B. Hurst, Secretary of the Company, is a partner in the law firm of Chaffin & Hurst. The

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(7)  COMMITMENTS AND CONTINGENCIES

         The Company has operating lease arrangements for tractors, trailers, office space, warehousing and other equipment and facilities. Rental expense for the years ended December 31, 1997, 1996, and 1995 was $5,933,000, $3,827,000 and $4,037,000, respectively. At December 31, 1997, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 1998 - $3,947,000; 1999 - $3,181,000; 2000
- $2,448,000; 2001 - $2,221,000; 2002 - $1,379,000;  2003 and thereafter -
$2,691,000.

         The Company's subsidiary, Ada Crude Oil Company (Ada), has been named as one of sixty-three defendants in a lawsuit styled The State of Texas et al vs Amerada Hess Corporation. The suit alleges, among other claims, that the defendants as "common purchasers of oil" discriminated against the plaintiffs in favor of the defendants' own production and that of others. The plaintiffs also seek class certification. In response, the Company has filed a general denial and has asserted a number of affirmative defenses. Further, the Company believes plaintiffs' claims against the Company are vague, ambiguous and without merit. The Company intends to vigorously contest this matter.

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

(8)  SEGMENT REPORTING

         The Company is primarily engaged in the business of crude oil and petroleum products marketing, transportation, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                                             Depreci-
                                                                              ation,
                                                             Earnings        Depletion        Property
                                                             (Loss)            and              and      Identi-
                                                              from            Amorti-        Equipment   fiable
                                           Revenues        Operations         zation      Additions      Assets
                                           --------        ----------      -----------   -------------   ------

Year ended
 December 31, 1997 -
   Marketing  . . . . . . . . .       $   1,921,486       $     1,382     $     1,219     $     6,913    $    82,923
   Transportation . . . . . . .              31,970             5,225             639           1,377         10,345
   Oil and gas  . . . . . . . .               9,904             4,059           4,035           5,653         12,445
   Other  . . . . . . . . . . .                   -                 -              21              20          8,570
                                      -------------       -----------     -----------     -----------    -----------
                                      $   1,963,360       $    10,666     $     5,914     $    13,963    $   114,283
                                      =============       ===========     ===========     ===========    ===========

Year ended
 December 31, 1996 -
   Marketing  . . . . . . . . .       $   1,466,736       $     5,816     $     1,899     $     1,953    $    84,087
   Transportation . . . . . . .              21,282             2,356             580             758          9,012
   Oil and gas  . . . . . . . .               9,061             3,711           3,655           3,161         11,218
   Other  . . . . . . . . . . .                   -                 -              26              85          6,565
                                      -------------       -----------     -----------     -----------    -----------
                                      $   1,497,079       $    11,883     $     6,160     $     5,957    $   110,882
                                      =============       ===========     ===========     ===========    ===========
Year ended
 December 31, 1995 -
   Marketing  . . . . . . . . .       $     803,669       $     2,496     $       606     $       924    $    52,416
   Transportation . . . . . . .              21,390             2,045             531           1,128          8,987
   Oil and gas  . . . . . . . .               6,378            (1,410)(1)       6,460           4,799         12,169
   Other  . . . . . . . . . . .                   -                 -              52              14          7,345
                                      -------------       -----------     -----------     -----------    -----------
                                      $     831,437       $     3,131     $     7,649     $     6,865    $    80,917
                                      =============       ===========     ===========     ===========    ===========

---------------------
(1) Includes a $5,156,000 comparative earnings decrease related to additional DD&A on oil and gas properties. See also Note 1.

         Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, deferred tax asset and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States.

         The Company had sales to two customers which totaled more than 10% of total sales in 1997 and 1996. Such sales totaled $267 million and $261 million in 1997 and $166 million and $151 million, in 1996. During 1995 the Company had no combined sales to one or more unrelated entities which individually aggregated more than 10% of total revenues.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                                                      Years Ended December 31,
                                                                ------------------------------------------
                                                                    1997           1996           1995
                                                                -------------   -----------    -----------
Earnings from operations  . . . . . . . . . . . .                $  10,666       $  11,883       $   3,131
General and administrative expenses . . . . . . .                   (2,578)         (2,783)         (2,176)
Property sales and other  . . . . . . . . . . . .                      792             142           1,134
Interest expense  . . . . . . . . . . . . . . . .                     (318)           (477)           (526)
                                                                 ---------        --------       ---------
Earnings before income taxes  . . . . . . . . . .                $   8,562        $  8,765       $   1,563
                                                                 =========        ========       =========

               ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                         SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (Unaudited) -

         Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 1997 and 1996 (in thousands, except per share data):

                                                                    Net Earnings                 Dividends
                                                             ------------------------     -----------------------
                                               Operating                        Per                         Per
                            Revenues           Earnings         Amount       Share(1)      Amount          Share
                          ------------        -----------    -----------     --------     --------        -------
1997 -
March 31  . . . .         $    494,145        $     2,721    $     1,882      $  .45      $      -        $     -
June 30 . . . . .              442,015                936(2)         716         .17             -              -
September 30  . .              451,870              2,436          1,568         .37             -              -
December 31...                 575,330              1,974          1,567         .37           422            .10
                          ------------        -----------    -----------      ------      --------        -------
                          $  1,963,360        $     8,067    $     5,733      $ 1.36      $    422        $   .10
                          ============        ===========    ===========      ======      ========        =======

1996 -
March 31  . . . .         $    284,901        $     1,591    $     1,035      $  .25      $      -        $     -
June 30..........              384,017              2,914          1,707         .40             -              -
September 30  . .              371,781              1,454            859         .20             -              -
December 31 . . .              456,380              3,115          2,040         .49           292            .07
                          ------------        -----------    -----------      ------      --------        -------
                          $  1,497,079        $     9,074    $     5,641      $ 1.34      $    292        $   .07
                          ============        ===========    ===========      ======      ========        =======



_________________

(1)  Reflects basic and diluted earnings per share for indicated periods.
(2) Second quarter 1997 operating earnings were reduced due to crude oil inventory valuation writedowns and a crudewoil marketing margins related to decreased overall prices for crude oil.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

Oil and Gas Producing Activities (Unaudited) -

         Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

                                                                         Years Ended December 31,
                                                                 -------------------------------------
                                                                   1997           1996         1995
                                                                 ---------      ---------   ----------

         Property acquisition costs
             Unproved . . . . . . . . . . . . . . . . .          $     472      $      41   $      239
             Proved . . . . . . . . . . . . . . . . . .                  -              -            -
         Exploration costs  . . . . . . . . . . . . . .                  -              -            -
         Development costs  . . . . . . . . . . . . . .              5,181          3,120        4,560
                                                                 ---------      ---------   ----------
             Total costs incurred . . . . . . . . . . .          $   5,653      $   3,161   $    4,799
                                                                 =========      =========   ==========

         The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

                                                                             December 31,
                                                                    -----------------------------
                                                                       1997               1996
                                                                    ---------          ----------
         Unproved oil and gas properties  . . . . . . . .           $  1,135           $      976
         Proved oil and gas properties  . . . . . . . . .             29,488               24,701
                                                                    --------           ----------
                                                                      30,623               25,677
         Accumulated depreciation, depletion
           and amortization . . . . . . . . . . . . . . .            (19,641)             (16,273)
                                                                    --------           ----------

                 Net capitalized cost . . . . . . . . . .           $ 10,982           $    9,404
                                                                    ========           ==========


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

                                                                  Years Ended December 31,
                                              --------------------------------------------------------------------
                                                     1997                     1996                   1995
                                              -------------------    --------------------     --------------------
                                               Natural                Natural                  Natural
                                                 Gas         Oil        Gas         Oil          Gas       Oil
                                               (Mcf's)    (Bbls.)     (Mcf's)     (Bbls.)      (Mcf's)    (Bbls.)
                                                -----      -----       -----       -----        -----      -----
                                                                       (In thousands)
Proved developed and
 undeveloped reserves -
  Beginning of year                              9,834        225        7,692       281         8,759        229
  Revisions of previous
    estimates                                   1,153        (12)        1,124         1        (1,108)        68
  Extensions, discoveries
    and other additions                          2,549         60        4,468        35         3,096         89
  Production                                    (3,775)       (62)      (3,450)      (92)       (3,055)      (105)
                                              ---------   -------        -----       ---         -----        ---
  End of year                                    9,761        211        9,834       225         7,692        281
                                              ========    =======        =====       ===         =====        ===

Proved developed reserves -
  End of year                                    9,761        211        9,834       225         7,692        281
                                              ========    =======        =====       ===         =====        ===

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

         The reserve estimates provided at December 31, 1997 are based on oil prices of approximately $17.19 per barrel and gas prices of approximately $2.25 per Mcf. Such prices for January 1998 production averaged $14.51 per barrel and $2.00 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas prices reported herein include the value of associated natural gas liquids.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


                                                                      Years Ended December 31,
                                                                  ---------------------------------------
                                                                     1997           1996          1995
                                                                  -----------     ---------     ---------
                                                                               (In thousands)
Future gross revenues . . . . . . . . . . . . . . . . . . . .     $    25,569     $  38,074     $  21,944
Future costs -
   Lease operating expenses   . . . . . . . . . . . . . . . .          (7,042)       (8,407)       (6,950)
   Development costs  . . . . . . . . . . . . . . . . . . . .             (59)         (101)         (101)
                                                                  -----------     ---------     ---------
Future net cash flows before income taxes . . . . . . . . . .          18,468        29,566        14,893
Discount at 10% per annum . . . . . . . . . . . . . . . . . .          (4,824)       (8,099)       (4,791)
                                                                  -----------     ---------     ---------
Discounted future net cash flows
   before income taxes  . . . . . . . . . . . . . . . . . . .          13,644        21,467        10,102
Future income taxes, net of discount at 10%
   per annum  . . . . . . . . . . . . . . . . . . . . . . . .          (1,777)       (4,431)       (1,891)
                                                                  -----------     ---------     ---------
Standardized measure of
   discounted future net cash flows   . . . . . . . . . . . .     $    11,867     $  17,036     $   8,211
                                                                  ===========     =========     =========

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                      Years Ended December 31,
                                                                  ---------------------------------------
                                                                     1997           1996          1995
                                                                  -----------     ---------     ---------
                                                                               (In thousands)
Beginning of year  . . . . . . . . . . . . . . . . . . . . .      $    17,036      $   8,211     $   7,035
   Revisions to reserves proved in prior years -
     Net change in prices and production costs  . . . . . . .          (7,978)         2,875         1,192
     Net change due to revisions in quantity estimates  . . .           1,331          1,840          (706)
     Accretion of discount  . . . . . . . . . . . . . . . . .           2,146          1,010           921
     Production rate changes and other    . . . . . . . . . .            (770)         2,383          (592)
                                                                  -----------      ---------     ---------
         Total revisions  . . . . . . . . . . . . . . . . . .          (5,271)         8,108           815
   New field discoveries and extensions,
     net of future production costs   . . . . . . . . . . . .           5,542         10,623         5,124
   Sales of oil and gas produced, net of
     production costs   . . . . . . . . . . . . . . . . . . .          (8,094)        (7,366)       (5,055)
   Net change in income taxes   . . . . . . . . . . . . . . .           2,654         (2,540)          292
                                                                  -----------      ---------     ---------
   Net change in standardized measure of
     discounted future net cash flows   . . . . . . . . . . .          (5,169)         8,825         1,176
                                                                  -----------      ---------     ---------
End of year . . . . . . . . . . . . . . . . . . . . . . . . .     $    11,867      $  17,036     $   8,211
                                                                  ===========      =========     =========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


  Results of Operations for Oil and Gas Producing Activities (Unaudited) -

         The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows:

                                                                          Years Ended December 31,
                                                                  ---------------------------------------
                                                                     1997           1996          1995
                                                                  -----------     ---------     ---------
                                                                               (In thousands)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .     $    9,904      $   9,061     $   6,378
Costs and expenses -
   Production   . . . . . . . . . . . . . . . . . . . . . . .          1,810          1,695         1,323
   Exploration  . . . . . . . . . . . . . . . . . . . . . . .              -              -             5
   Depreciation, depletion and amortization   . . . . . . . .          4,035          3,655         6,460
                                                                  ----------      ---------     ----------
Operating income (loss) before income taxes . . . . . . . . .          4,059          3,711        (1,410)
Income tax expense (benefit)  . . . . . . . . . . . . . . . .          1,380          1,170          (479)
                                                                  ----------      ---------     ----------
Operating income (loss) . . . . . . . . . . . . . . . . . . .     $    2,679      $   2,541     $    (931)
                                                                  ==========      =========     ==========


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information concerning executive officers of the Company is included in Part I. The information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1998, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1998, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.





                                     III-1

                                    PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this Form 10-K:

              1. Financial Statements

                    Report of Independent Public Accountants

                    Consolidated Balance Sheet as of December 31, 1997 and 1996

                    Consolidated Statement of Earnings for the Years Ended
                            December 31, 1997, 1996 and 1995

                    Consolidated Statement of Shareholders' Equity for the
                            Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statement of Cash Flows for the Years Ended
                            December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements

                    Supplementary Financial Data (All unaudited)

              2. Exhibits required to be filed

3(a)     -    Certificate of Incorporation of the Company, as amended.
              (Incorporated by reference to Exhibit 3(a) filed with the Annual
              Report on Form 10-K of the Company for the fiscal year ended
              December 31, 1987)

3(b)     -    Bylaws of the Company, as amended (Incorporated by reference to
              Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration
              Statement on Form S-1 filed with the Securities and Exchange
              Commission on October 29, 1973 - File No. 2-48144)

3(c)     -    Amendment to the Bylaws of the Company to add an Article VII,
              Section 8. Indemnification of Directors, Officers, Employees and
              Agents (Incorporated by reference to Exhibit 3(c) of the Annual
              Report on Form 10- K of the Company for the fiscal year ended
              December 31, 1986)

4(a)     -    Specimen common stock Certificate (Incorporated by reference to
              Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(c)*    -    Fourth Amendment to Loan Agreement between Service Transport
              Company et al and NationsBank of Texas N.A. dated September 30,
              1997.

21*      -    Subsidiaries of the Registrant

27*      -    Financial Data Schedule

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

                                            ADAMS RESOURCES & ENERGY, INC.
                                                              (Registrant)


By /s/ RICHARD B. ABSHIRE                  By /s/ K. S. ADAMS, JR.
   ----------------------------               --------------------------
   (Richard B. Abshire,                       (K. S. Adams, Jr.,
   Vice President-Finance, Director           President, Chairman of
   and Chief Financial Officer)               the Board, and Chief
                                              Executive Officer)


Date:  March 16, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/CLAUDE H. LEWIS                     By /s/ E. C. REINAUER, JR.
   ---------------------------               --------------------------
   (Claude H. Lewis, Director)               (E. C. Reinauer, Jr., Director)


By /s/ THOMAS S. SMITH                    By /s/ E. JACK WEBSTER, JR.
   ---------------------------               --------------------------
   (Thomas S. Smith, Director)               (E. Jack Webster, Jr., Director)


By /s/ FRANK T. WEBSTER                   By /s/ EDWARD WIECK
   ---------------------------               --------------------------
   (Frank T. Webster, Director)              (Edward Wieck, Director)


By /s/ JOHN A. BARRETT
   ---------------------------
   (John A. Barrett, Director





Date:  March 16, 1998

                                 EXHIBIT INDEX


 Exhibit
Number            Description
------            --------------------------------
3(a)     -        Certificate of Incorporation of the Company, as amended.  (Incorporated by reference to Exhibit 3(a)
                  filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b)     -        Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment
                  No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                  October 29, 1973 - File No. 2-48144)

3(c)     -        Amendment to the Bylaws of the Company to add an Article VII, Section 8. Indemnification of Directors,
                  Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form
                  10-K of the Company for the fiscal year ended December 31, 1986)

4(a)     -        Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on
                  Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(b)     -        Loan Agreement between Adams Resources & Energy, Inc. and NationsBank Texas N.A. dated October 27,
                  1993 ( Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of the Company for
                  the fiscal year ended December 31, 1993)

4(c)*    -        Fourth Amendment to Loan Agreement between Service Transport Company et al and NationsBank of Texas
                  N.A. dated September 30, 1997.

21*      -        Subsidiaries of the Registrant

27*      -        Financial Data Schedule

______________________________
*  - Filed herewith