Form 10-Q
period 1998-03-31
ADAMS RESOURCES & ENERGY INC
filed 1998-05-14
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)

[ ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998 or

     Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the transition period from ___________ to _________


                          Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                               74-1753147
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                      5 Post Oak Park, Houston, Texas 77027
               --------------------------------------------------
               (Address of principal executive office & Zip Code)


        Registrant's telephone number, including area code (713) 881-3600
                                                           ---------------

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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at May 12, 1998 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        --------------------------
                                                                                            1998           1997
                                                                                        -----------    -----------
Revenues:
  Marketing.......................................................                      $   406,377    $   484,612
  Transportation..................................................                            8,663          6,690
  Oil and Gas.....................................................                            1,596          2,843
                                                                                        -----------    -----------
                                                                                            416,636        494,145

Costs and expenses:
  Operating
   Marketing......................................................                          404,473        483,547
   Transportation.................................................                            7,534          5,293
   Oil and gas....................................................                              302            435
  Corporate general and administrative............................                              543            536
  Depreciation, depletion and amortization........................                            2,193          1,613
                                                                                        -----------    -----------
                                                                                            415,045        491,424

Operating earnings................................................                            1,591          2,721

Other income (expense)............................................
  Property sales and other........................................                              108            354
  Interest........................................................                              (65)           (87)
                                                                                        -----------    -----------

Earnings before income taxes......................................                            1,634          2,988
Income tax provision
  Current.........................................................                              494            131
  Deferred........................................................                              100            975
                                                                                        -----------    -----------
                                                                                                594          1,106
                                                                                        -----------    -----------

Net earnings......................................................                      $     1,040    $     1,882
                                                                                        ===========    ===========

Basic and diluted net earnings                                                          $       .25    $       .45
                                                                                        ===========    ===========
  per common share................................................

Dividends per common share........................................                      $        --    $        --
                                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations


     Three Months Comparison


     -  Marketing

     Gross revenues for the Company's Marketing operations decreased by $78,235,000 or 16%, in the comparative current period as a result of reduced average crude oil prices partially offset by increased volumes of crude oil purchased at the wellhead. Compared to last year's first quarter, average crude oil sales prices were decreased by approximately 40% in 1998. In contrast, average wellhead purchases of crude oil were 105,000 barrels per day in 1998 versus 60,000 barrels per day in 1997. Marketing division operating margins before depreciation for the first three months of 1998 increased to $1,904,000 versus $1,065,000 in the similar 1997 period. Marketing operating earnings increased as a result of the increased volumes purchased at the wellhead.


     - Transportation

     Transportation revenues and operating earnings before depreciation increased (decreased) as follows:

                                                                                                          Percentage
                                                               First Quarter           First Quarter       Increase
                                                                   1998                    1997           (Decrease)
                                                              ---------------        ----------------     ----------

              Revenues                                         $  8,663,000            $    6,690,000         29%
              Operating earnings
                  before depreciation                          $  1,129,000            $    1,397,000        (19)%


     The Transportation division revenue increase during 1998 resulted from continued growth in customer demand coupled with expanded capacity (in terms of trucks and drivers) to manage such demand. On a comparative basis, operating earnings suffered in the current quarter because it was necessary to expand capacity in anticipation of increased customer demand. Thus fixed costs grew faster than demand for the Company's services. As customer demand continues to grow, profitability will be enhanced.


     - Oil and Gas

     Oil and gas revenues and operating earnings decreased for the comparative current first quarter as a result of reduced comparative crude oil and natural gas prices and volumes. Volumes and prices compare as follows:

                                                                       First Quarter             First Quarter
                                                                             1998                      1997
                                                                       -------------             ---------------
              Crude oil
                      Volume                                           17,000 Bbls.                  20,000 Bbls.
                      Average price                                    $  14.56/Bbl.              $   22.16/Bbl.

              Natural gas
                      Volume                                            800,000 Mcf                 900,000 Mcf
                      Average price, includes value
                       of associated gas liquids                       $   1.70 Mcf               $    2.73 Mcf

     The Company has entered into a "Geophysical Exploration Agreement" that affords the Company an 8% interest in a 30 month seismic option covering 93,000 net acres in Willacy County, Texas. An approximate 200 square mile 3-D seismic program will commence in May 1998. The Company's net share of such seismic costs (approximately $1.2 million) will be expensed in the second and third quarters of 1998 as incurred.

     - Other income (expense)

     The provision for depreciation, depletion and amortization ("DD&A") is increased in the current quarter with increased capital costs associated with the Company's significant level of property additions during 1997 and 1998. Included in such capitalized costs is approximately $4 million incurred to construct an offshore crude oil pipeline. The pipeline costs are being amortized over a period of approximately five years. Included in first quarter 1998 DD&A is approximately $300.000 of pipeline amortization.

     Property sales and other income of $108,000 and $354,000, respectively, resulted from gains realized on the sale of a former gasoline service station location during 1998, and from the sale of twenty-one truck tractors in 1997. Interest expense is reduced in 1998 because the Company used its excess cash flow to reduce its level of long term debt.

Liquidity and Capital Resources

     During the first three months of 1998, the Company invested $2,040,000 in property and equipment additions with $798,000 used for oil and gas drilling efforts and the remainder for various marketing and transportation equipment items. Funding for these investments was derived from the Company generating $3,142,000 of working capital funds. The $1,102,000 of excess cash flow generated was applied against the Company's working capital lines of credit.

     Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for additional discussion of the Company's bank relationships and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                           March 31,            December 31,
                                                                             1998                   1997
                                                                         ------------          --------------
                                                                         (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents...................................           $      4,939          $      6,496
  Accounts receivable, net....................................                 61,256                73,806
  Inventories.................................................                  1,536                 5,092
  Prepaid and other...........................................                  1,088                 1,675
                                                                          -----------          ------------

                Total current assets..........................                 68,819                87,069
                                                                         ------------          ------------

Property and equipment........................................                 58,084                56,298
  Less - accumulated depreciation,
         depletion and amortization...........................                (32,323)              (30,361)
                                                                         ------------          ------------
                                                                               25,761                25,937
                                                                         ------------          ------------


Other assets..................................................                  1,251                  1,277
                                                                         ------------          -------------
                                                                         $     95,831          $     114,283
                                                                         ============          =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $     58,339          $      74,829
  Accrued and other liabilities...............................                  2,966                  3,475
  Current maturities of long-term debt........................                     36                     71
                                                                         ------------          -------------
         Total current liabilities............................                 61,341                 78,375

Long-term debt, less current maturities.......................                  4,500                  6,900
Other liabilities.............................................                    812                    870
                                                                         ------------          -------------
                                                                               66,653                 86,145

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding............................                     --                     --
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares
      outstanding.............................................                    422                    422
  Contributed capital.........................................                 11,693                 11,693
  Retained earnings since December 31, 1992...................                 17,063                 16,023
                                                                         ------------          -------------
         Total shareholders' equity ..........................                 29,178                 28,138
                                                                         ------------          -------------
                                                                         $     95,831          $     114,283
                                                                         ============          =============


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                           1998             1997
                                                                                        ----------       ----------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings ..................................................................       $    1,040       $    1,882
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ....................................            2,193            1,613
    Deferred income tax provision ...............................................               --              975
    Gain on sale of properties...................................................              (59)            (354)
    Other, net ..................................................................              (32)             (48)
  Decrease (increase) in accounts receivable ....................................           12,550           10,608
  Decrease (increase) in inventories ............................................            3,556              284
  Decrease (increase) in prepaid and other ......................................              587              211
  Increase (decrease) in accounts payable .......................................          (16,490)          (9,857)
  Increase (decrease) in accrued liabilities ....................................             (509)          (1,090)
                                                                                        -----------      ----------

    Net cash provided (required) by operating activities ........................            2,836            4,224
                                                                                        ----------       ----------

INVESTING ACTIVITIES:
  Property and equipment additions ..............................................           (2,040)          (1,001)
  Proceeds from property sales ..................................................               82              425
                                                                                        ----------       ----------

    Net cash provided by (used in) investing activities .........................           (1,958)            (576)
                                                                                        ----------       ----------

FINANCING ACTIVITIES:
  Repayment of debt .............................................................           (2,435)          (3,181)
  Sales of stock ................................................................               --               43
                                                                                        ----------       ----------

    Net cash provided by (used in) financing activities .........................           (2,435)          (3,138)
                                                                                        ----------       ----------

Increase (decrease) in cash and cash equivalents.................................           (1,557)              510

Cash at beginning of period......................................................            6,496            3,782
                                                                                        ----------       ----------

Cash at end of period............................................................       $    4,939       $    4,292
                                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

  Interest paid during the period ...............................................       $       65       $       87
                                                                                        ==========       ==========

  Income taxes paid during the period............................................       $       --       $       10
                                                                                        ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation

         The accompanying condensed financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at March 31, 1998 and December 31, 1997 and results of operations and cash flows for the three months ended March 31, 1998 and 1997. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested these condensed financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997, and accordingly, have been adopted in the accompanying financial statements. Under the provisions of SFAS No. 128, the presentation of primary earnings per share has been replaced with basic earnings per share, and fully diluted earnings per share presentations have been replaced with diluted earnings per share for potentially dilutive securities. Prior period earnings per share data have been restated. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Such shares outstanding averaged 4,217,596 shares for 1998 and 4,213,596 shares for 1997.

Note 2 - New Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for interim periods beginning after December 15, 1997. For the quarters ended March 31, 1998, and 1997, there is no differences between the Company's "traditional" and "comprehensive" net income.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company has concluded that its segment information as currently reported is in compliance with SFAS No. 131 and as such, adoption has no effect on current or prior period presentations.


                           PART II. OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders

         The 1998 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 29, 1998. At the Meeting, holders of common stock, $.10 par value, of the Company ("Common Stock"), elected nine members of the Company's Board of Directors.

         Out of the 4,217,596 shares of Common Stock entitled to vote at the Meeting, there were 3,916,318 shares of Common Stock voted for the election of the nominees for Directors listed in the proxy statement.

Item 6.  Exhibits and Reports on Form 8K

     a.   Exhibits - None.
     b.   Reports on Form 8-K - None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ADAMS RESOURCES & ENERGY, INC.
                                        (Registrant)




Date:    May 13, 1998                   By  /s/K. S. Adams, Jr.
     -------------------                  --------------------------------------
                                               K. S. Adams, Jr.
                                               Chief Executive Officer



                                        By  /s/Richard B. Abshire
                                          --------------------------------------
                                               Richard B. Abshire
                                               Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number             Description
------             -----------
27*      -         Financial Data Schedule

------------------------------
*  - Filed herewith