Form 10-K405
period 1998-12-31
ADAMS RESOURCES & ENERGY INC
filed 1999-03-17
CIK 2178

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the Fiscal Year ended December 31, 1998

                                       OR

         TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the Transition Period from __________ to _________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ]

         A total of 4,217,596 shares of Common Stock were outstanding at March 11, 1999.

         The aggregate market value of the voting stock held by nonaffiliates as of March 11, 1999 was $14,604,871.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 28, 1999 are incorporated by reference in Part III.

                                     PART I


Items 1 and 2.  BUSINESS AND PROPERTIES.

General

         Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of crude oil and petroleum products marketing, tank truck transportation of liquid chemicals, and oil and gas exploration and production.

         The revenues and operating earnings for each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 1998 are set forth in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein.

Marketing

         Through its subsidiary, GulfMark Energy, Inc., the Company purchases crude oil at the wellhead and arranges transportation to refiners and other customers. The crude oil is transported via common carrier pipeline, barge or truck. Activity is primarily concentrated offshore Louisiana and onshore in Texas. Wellhead purchases of crude oil currently approximate 170,000 barrels per day. As part of this business, the Company operates 55 tractor-trailer rigs and maintains over 100 pipeline inventory locations or injection stations. In addition, the Company owns and operates a 7.5 mile 6 inch crude oil gathering pipeline in the Louisiana offshore, Ship Shoal, area. Two separate crude oil pipeline systems in the Gulf Coast region of Texas are also owned and operated by the Company.

         Crude oil is generally purchased at indexed prices that fluctuate with market conditions. The crude oil is transported and either sold outright at the field level or buy-sell arrangements (trades) are made in order to minimize transportation or maximize the sales price. Except in certain limited situations where back-to-back fixed price trades are in place, the contracted sales price is also pegged to an index that fluctuates with market conditions. This reduces the Company's loss exposure from sudden changes in crude oil prices. Sales of crude oil are facilitated in the industry by established trade points that include Cushing, Oklahoma, St. James, Louisiana and Midland, Texas. A key element of profitability is the differential between market prices at the field level and at the various trade points. Such price differentials vary with local supply and demand conditions. Unforeseen fluctuations in price differentials can impact financial results either favorably or unfavorably. In addition, through its trading activities, the Company attempts to capture additional margins that may exist between futures market versus cash market pricing. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

         Crude oil marketing revenues totaled $1.9 billion for 1998 and the Company believes alternative customers are available should any of its customers reduce their purchases.

         Through its subsidiary Ada Resources, Inc., the Company markets branded and unbranded refined petroleum products, such as gasoline and diesel fuel. The marketing service area includes primarily metropolitan Houston and the surrounding one hundred miles. Purchases are made at the suppliers' established jobber prices with such prices generally being lower than the Company's sales price to its customers. The Company is also a supplier of industrial lubricants, oils and greases. The primary product distribution and warehousing facility is located on 5.5 owned acres in Houston, Texas. This property includes a 60,000 square foot warehouse, 11,000 square feet of office space, bulk storage for 25,000 gallons of motor fuels and a storage facility for 200,000 gallons of lubricating oil.

         Petroleum products marketing revenues totaled $27 million for 1998 and the Company believes alternative customers are available should any of its customers reduce their purchases.

Tank Truck Transportation

         Through its Service Transport Company subsidiary, the Company transports liquid chemicals and petroleum products on a "for hire" basis throughout the Continental United States and Canada. Transportation service is provided to over 400 customers under contracts and on a call and demand basis. Pursuant to regulatory requirements, the Company holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation.

         The Company presently operates 227 truck tractors and 377 tank trailers and maintains truck terminals in Houston, Corpus Christi, and Port Nueces, Texas as well as St. Gabriel, Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at the Houston terminal facility. This terminal is situated on 22 owned acres and includes maintenance facilities, an office building and a six bay internal tank washrack and water treatment system. In December 1998, the Company completed construction on its St. Gabriel, Louisiana property. This terminal is now situated on 11.5 owned acres and includes an office building, maintenance bays and a tank cleaning facility.

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

Oil and Gas Exploration and Production

         The Company is actively engaged in the exploration and development of domestic onshore oil and gas properties primarily in the state of Texas. Exploration offices are maintained at the Company's headquarters in Houston and the Company holds an interest in 252 wells, of which 58 are Company-operated.

         Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 1998. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.


                          Oil Wells                   Gas Wells                 Total Wells
                          ---------                   ---------                 -----------
                       Gross       Net           Gross           Net         Gross          Net
                       -----      -----          -----           ----        -----         -----
Texas                   106       17.97            21            5.89          127         23.86

Other                   104        4.33            21            2.70          125          7.03
                        ---       -----          ----            ----          ---         -----

                        210       22.30            42            8.59          252         30.89
                        ===       =====          ====            ====          ===         =====


         Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 1998.


                     Developed Acreage          Undeveloped Acreage
                    --------------------       ----------------------
                     Gross          Net         Gross            Net
                    --------      ------       --------        ------
Texas                58,517       10,360        92,647         15,796

Other                 7,176        1,777         6,338          1,797
                     ------       ------        ------         ------
                     65,693       12,137        98,985         17,593
                     ======       ======        ======         ======



         Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years during the period ended December 31, 1998. All drilling activity was onshore in Texas and Louisiana.

                                                    1998                  1997                 1996
                                             ------------------     -----------------     ---------------
                                             Gross         Net      Gross        Net      Gross      Net
                                             --------    ------     -------    ------     ------    -----
         Exploratory wells drilled
           - Productive                            1       .13         --         --          --      --
           - Dry                                   1       .13         --         --          --      --

         Development wells drilled
           - Productive                           10      1.82         14       1.99          10    1.62
           - Dry                                  --        --         --         --          --      --


         In addition to the above drilling activity, at year-end 1998 one exploratory well (.10 net wells) was in process. The well is located in San Miguel County, Colorado.

         Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 1998, are presented in the table below.

                                                                    December 31,
                                                  --------------------------------------------------
                                                      1998             1997              1996
                                                      ----             ----              ----
                                                                   (In thousands)
Crude oil (Barrels)                                       195              211              225
Natural gas (Mcf)                                       9,248            9,761            9,834
Future net cash flows                                $ 12,710         $ 18,468         $ 29,566
Present value of future net cash flows               $  7,606         $ 13,644         $ 21,467

         The estimates of the Company's oil and gas reserves and future net revenues therefrom as of December 31, 1998, were made by the Company's independent petroleum engineers, Ryder Scott Company. The reserve estimates provided at December 31, 1998 are based on oil prices of approximately $9.87 per barrel and natural gas prices of approximately $1.86 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas reserve quantities and prices reported herein include the value of associated natural gas liquids.

         Reserve estimates are based on many judgmental factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves involves continual revision of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and gas producing properties. Such estimates do not necessarily portray a realistic assessment of current value or future performance of such properties. Such revenue calculations are also based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions have been made with respect to pricing; essentially, the estimates assume that prices will remain constant from the date of the engineer's estimates except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

         The Company's net oil and gas production for the three years ended December 31, 1998 has been as follows:

                  Years Ended                        Crude Oil        Natural
                  December 31,                       (Barrels)       Gas (Mcf)
                  ------------                       ---------       ---------
         1998............................             68,000         2,552,000
         1997............................             62,000         3,775,000
         1996............................             92,000         3,450,000

         Certain financial information relating to the Company's oil and gas activities is summarized as follows:

                                                               Years Ended December 31,
                                                            -------------------------------
                                                              1998        1997       1996
                                                            ---------   --------   --------
Average oil and condensate
   sales price per Bbl.................................     $  12.37    $  19.88   $  18.31
Average natural gas
   sales price per Mcf.................................     $   1.89    $   2.29   $   2.12
Average production cost,
   per equivalent Bbl, charged to expense..............     $   3.13    $   2.62   $   2.54

         The average crude oil and natural gas sales price received for December 1998 production was $9.30 per barrel and $1.78 per Mcf, respectively. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas prices reported herein include the value of associated natural gas liquids.

         The Company has had no reports to Federal authorities or agencies of estimated oil and gas reserves except for a required report on the Department of Energy's "Annual Survey of Domestic Oil and Gas Reserves." The Company is not obligated to provide any fixed and determinable quantities of oil or gas in the future under existing contracts or agreements associated with its oil and gas exploration and production segment.

         Reference is made to the Supplementary Financial Data following the Notes to Consolidated Financial Statements for additional disclosures relating to oil and gas exploration and production activities.

Employees and other

         At December 31, 1998 the Company employed 565 persons, 22 of whom were employed in oil and gas exploration and production, 194 in the marketing of crude oil and petroleum products, 341 in transportation operations and 8 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

         The Company leases approximately 12,000 square feet of office space for its executive offices located at 5 Post Oak Park, Suite 2700, Houston, Texas.

Competition

         In all phases of its operations, the Company encounters strong competition from a number of companies, including some very large companies. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company faces competition principally in pricing and quality of service. In its oil and gas operation, the Company also competes for the acquisition of mineral properties. The Company's marketing division competes with integrated oil companies which in some cases own or control refining and marketing facilities. These major oil companies may offer their products to others on more favorable terms than those available to the Company. The Company is a minor competitor in all the businesses in which it has operations.

         From time to time in recent years, there has been an oversupply of crude oil and natural gas in the marketplace. This in turn has led to a reduced level of prices for crude oil and natural gas, and as a result, there is a high degree of uncertainty regarding the future market price for oil and gas.

Federal and State Taxation

         The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). In accordance with the Code, the Company computes its income tax provision based on a 34% tax rate. The Company's operations are primarily conducted within the State of Texas. As such, the Company is subject to a 4.5% state tax on corporate net taxable income as computed for federal income tax purposes. Oil and gas activities are also subject to state and local income, severance, property and other taxes. Management believes the Company is currently in compliance with all federal and state tax regulations.

Forward-Looking Statements--Safe Harbor Provisions

         This annual report for the year ended December 31, 1998 contains certain forward-looking statements which are intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions
(a) Production and Reserve Information, (b) Competition, (c) Regulatory Status and Potential Environmental Liability, (d) Management's Discussion and Analysis of Financial Condition and Results of Operations, (e) Use of Estimates, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Commitments and Contingencies, (i) Supplementary Financial Data, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

The Emergency Planning and Community Right-to-Know Act ("EPCRA")--EPCRA requires emergency planning notification, emergency release notification and reports with respect to the storage and release of specified chemicals. Industry must provide information to communities regarding the presence of extremely hazardous substances at facilities within those communities.

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

State and Local Government Regulation--Many states have been authorized by the EPA to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state as well as local authorities that regulate the environment, some of which impose more stringent environmental standards than Federal laws and regulations. The penalties for violations of state law vary but typically include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance.

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

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks. The EPA's Office of Underground Tanks has established regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and nonsudden accidental releases arising from operating underground tanks. In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks. Should leakage develop in an underground tank, the Company would be obligated for clean up costs. The Company has secured insurance covering both third party liability and clean up costs. Currently, the Company is responsible for less than 10 underground storage tanks.

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

Item 3.  LEGAL PROCEEDINGS

         The Company's subsidiary, Ada Crude Oil Company (Ada), has been named as one of sixty-three defendants in a lawsuit styled The State of Texas et al vs Amerada Hess Corporation. The suit alleges, among other claims, that the defendants as "common purchasers of oil" discriminated against the plaintiffs in favor of the defendants' own production and that of others. The plaintiffs also seek class certification. In response, the Company has filed a general denial and has asserted a number of affirmative defenses. Attorneys for the plantiff reviewed Ada's response and subsequently informed the Company that Ada has been recommended for dismissal from the lawsuit. This recommendation is currently under review by the plantiff. The Company will continue to vigorously contest this matter and does not expect it to have a significant adverse effect on its financial position or results of operations.

         In the normal course of business, the Company becomes involved in litigation incident to operations. In management's opinion, the ultimate resolution of all litigation matters and disputes will not have a material adverse impact on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The persons who are currently serving as executive officers of the Company, their ages and the positions they hold with the Company are as follows:


        Name                                    Age                        Positions with the Company
------------------------                        ---           ------------------------------------------------
K. S. Adams, Jr.                                 76           Chairman, President and Chief Executive Officer
Claude H. Lewis                                  55           Vice President-Land Transportation
Richard B. Abshire                               46           Vice President-Finance
David B. Hurst                                   45           Secretary

         Each officer has served in his present position for at least five years. No family relationship exists between any of the officers. Mr. Hurst is a partner in the law firm of Chaffin & Hurst.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 1997.

                                                                   American Stock Exchange
                                                                   -----------------------
Year                                                                High             Low
----                                                                ----             ---
1997
   First Quarter..............................................     18-3/8          11-5/8
   Second Quarter.............................................     15-3/8          11-5/8
   Third Quarter..............................................     15-5/8              12
   Fourth Quarter.............................................     16-3/4         13-5/16

1998
   First Quarter..............................................    14-9/16          11-5/8
   Second Quarter.............................................     14-3/4          11-1/8
   Third Quarter..............................................    11-9/16           6-3/8
   Fourth Quarter.............................................      8-7/8           5-1/4

         At December 31, 1998 there were 765 holders of record of the Company's common stock and the closing stock price was $5-3/4 per share.

         The terms of the Company's bank loan agreement require the Company to retain at least 50% of annual net income as an addition to total shareholders' equity, thus such amount would not be available for payment of cash dividends on the Company's common stock.

         On each of December 15, 1998, 1997 and 1996, the Company paid an annual cash dividend of $.10, $ .10 and $.07, respectively, to all holders of its common stock of record on December 1st of each year. Such dividends aggregated $422,000, $422,000 and $292,000, respectively.

Item 6.  SELECTED FINANCIAL DATA



                   FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

                                                                Years Ended December 31,
                                   -------------------------------------------------------------------------------------
                                       1998               1997              1996            1995                1994
                                   ------------        -----------      -----------      -----------         -----------
                                                              (In thousands, except per share data)
Revenues:
    Marketing ................     $ 1,936,358         $ 1,921,486      $ 1,466,736      $   803,669         $   610,944
    Transportation ...........          32,145              31,970           21,282           21,390              20,455
    Oil and gas ..............           5,689               9,904            9,061            6,378               3,586
                                   -----------         -----------      -----------      -----------         -----------
                                   $ 1,974,192         $ 1,963,360      $ 1,497,079      $   831,437         $   634,985
                                   ===========         ===========      ===========      ===========         ===========

Operating earnings:
    Marketing ................     $     4,478         $     1,382      $     5,816      $     2,496         $     2,114
    Transportation ...........           3,474               5,225            2,356            2,045               2,923
    Oil and gas ..............          (1,840)(1)           4,059            3,711           (1,410)(1)           1,272
                                   -----------         -----------      -----------      -----------         -----------
                                         6,112              10,666           11,883            3,131               6,309
Other income (expense):
    General and administrative          (2,738)             (2,578)          (2,783)          (2,176)             (2,018)
    Property sales and other .             420                 792              142            1,134                 583
    Interest .................            (327)               (318)            (477)            (526)               (106)
                                   -----------         -----------      -----------      -----------         -----------
Earnings before income taxes .           3,467               8,562            8,765            1,563               4,768

Income tax provision
    Current ..................             226               1,092              624              100                 305
    Deferred .................             901               1,737            2,500              238               1,446
                                   -----------         -----------      -----------      -----------         -----------
                                         1,127               2,829            3,124              338               1,751
                                   -----------         -----------      -----------      -----------         -----------

Net earnings .................     $     2,340         $     5,733      $     5,641      $     1,225         $     3,017
                                   ===========         ===========      ===========      ===========         ===========

Basic and diluted earnings per
    common share .............     $       .55         $      1.36      $      1.34      $       .29         $       .72
                                   ===========         ===========      ===========      ===========         ===========


FINANCIAL POSITION

Working capital ..............     $    10,855         $     8,694      $    10,484      $     5,115         $     2,957
Total assets .................         122,334             114,283          110,882           80,917              62,301
Long-term debt, net of
    current maturities .......           9,100               6,900            6,171           10,589               9,263
Shareholders' equity .........          30,056              28,138           22,760           15,678              13,233
Dividends on common shares ...             422                 422              292              207                 124


----------------------

(1) The oil and gas operating loss in 1998 and 1995 resulted principally from a write-down of oil and gas properties due to reduced prices for crude oil and natural gas and for 1998, additional 3D seismic expense.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

              -  Marketing

         Marketing segment profitability is dependent upon the spread between the price paid to suppliers for the commodity purchased (i.e., crude oil, natural gas or refined products) and the sales price to the end market customer, less distribution costs. Since the Company is marketing a commodity, the gross purchase price at the supplier level and the gross sales price at the customer level tend to move in unison. However, the spread between purchase and sales contracts will vary with localized supply and demand conditions. In a commodity business, operating margins as a percentage of gross revenues are typically very narrow; e.g., less than 1/2 of 1% in the case of crude oil. As a small margin, high volume business, a relatively minor change in the spread can have a significant impact on earnings.

          Substantially all of the Company's marketing revenues and operating earnings are derived from the purchase and sale of crude oil. The strategy for crude oil marketing is to link purchase and sales contracts to established quotations that move with general market trends. Thus, the Company is insulated from the impact of general movements in world crude oil prices. While the Company policy is designed to minimize market risk, some degree of exposure to unforeseen market conditions remains.

         Marketing division revenues, operating earnings and significant operating statistics were as follows (in thousands except barrel and price information):


                                                                           Wellhead          Average
                                                         Operating         Purchases        Crude Oil
                                         Revenues         Earnings         per day (1)         Price
                                       ------------     ------------      ------------     -------------
         1998....................      $  1,936,358     $      4,478      136,000 bbls     $   12.46/bbl
         1997....................      $  1,921,486     $      1,382       76,000 bbls     $   18.50/bbl
         1996....................      $  1,466,736     $      5,816       58,000 bbls     $   20.50/bbl

(1) Reflects the volume of crude purchased from third parties at the lease level and shipped to market.


         Sustained volume growth has increased or at least maintained gross revenues during a period of generally falling commodity prices. The spread between the commodity acquisition cost and the ultimate sales realization is the most significant determinant of profitability. The year 1996 offered exceptional margins while spreads were very narrow during 1997. The margins available in 1998 were fairly normal and the Company utilized its volume growth to improve earnings.

         Because of its effect on inventory valuation, both 1998 and 1997 earnings were adversely affected by the general crude oil price decline. As a shipper of crude oil on common carrier pipelines, the Company is required to carry its pro-rata share of line fill. When crude oil prices fell from $25 per barrel at the end 1996, to $17 per barrel at year-end 1997, and to $10 per barrel at the end of 1998, the Company recognized a $1.3 million and a $1.1 million inventory valuation write-down in 1998 and 1997, respectively. As of December 31, 1998 the Company was holding approximately 673,000 barrels of crude oil inventory valued at approximately $10.09 per barrel.

              - Transportation

              Transportation revenues and operating earnings were as follows (in thousands):

                                                           Revenues             Operating Earnings
                                                     -----------------------   ---------------------
                                                                 Percentage              Percentage
                                                       Amount     Change (1)    Amount    Change (1)
                                                     ---------   -----------   --------  -----------
              1998..............................     $  32,145        1%       $  3,474      (33)%
              1997..............................     $  31,970       50%       $  5,225      122%
              1996..............................     $  21,282       (1)%      $  2,356       15%

(1)  Represents the percentage increase (decrease) from the prior year.


         Initially in early 1997, the Company was able to increase its transportation revenues because of strong customer demand. This demand improvement was consistent with the generally strong United States economy existing at the time. In response to projected demand, the Company began to expand its fleet and terminal capacity. This allowed the Company to continue sales growth. As sales volume began to grow in 1997, operating earnings improved as a direct result of the increased demand. Because of the fixed costs associated with a trucking operation, on a percentage basis in 1997, operating earnings improved at a faster rate than revenues.

         Beginning in early 1998 the United States economy slowed and while still growing, demand for the Company's petrochemical trucking services did not meet projections. With the new expanded capacity, higher fixed costs caused 1998 operating earnings to be reduced in spite of still increasing revenues and demand. As presently configured the Transportation division's fixed costs are approximately $18 million per year and consist primarily of tractor-trailer rentals, insurance, depreciation and terminal operating expenses. Variable costs, which typically approximate 33 percent of gross revenues, consist primarily of drivers' wages and fuel. As a result of varying demand conditions, revenues and operating earnings may experience significant variations between periods.


              - Oil and Gas

         Oil and gas division revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices. Comparative amounts are as follows (in thousands except average price data):


                                                             Crude Oil             Natural Gas
                                              Operating   ------------------    -------------------
                                               Earnings              Average                Average
                                   Revenues     (Loss)    Barrels     Price      Mcf's       Price
                                   --------    --------   -------    ------     ------       ------
     1998........................   $5,689     $(1,840)      68      $12.37      2,552       $1.89
     1997........................   $9,904     $ 4,059       62      $19.88      3,775       $2.28
     1996........................   $9,061     $ 3,711       92      $18.31      3,450       $2.12

         Oil and gas revenues and operating earnings were consistent in 1996 and 1997 as prices were stable and new production from current drilling efforts offset normal production declines. Revenues and earnings declined in 1998, however, as prices fell without offsetting new volume. In addition, the prolonged period of price declines necessitated an approximate $1 million write-down in the carrying value of certain oil and gas properties. Further, the Company incurred and expensed $1.4 million of 3D seismic costs during the current year. This combination of factors produced the $1.8 million operating loss in 1998.

Other Income (Expense)

         Property sales and other income in 1998 includes $179,000 of interest income and $182,000 in gains from various property and equipment sales. Other income for 1997 includes $179,000 of interest income, a $400,000 recovery from an insurance carrier and a $230,000 gain realized on the sale of twenty-one truck tractors. Seven tank trailers were sold in 1996 for a $168,000 gain.


LIQUIDITY AND CAPITAL RESOURCES

  Overview

         The Company's liquidity and its capital investment program are primarily a function of annual net earnings as adjusted by the non-cash provision for depreciation, depletion, and amortization. In recent years, the Company has utilized its available cash flow to make discretionary investments in its oil and gas, transportation and marketing businesses. The table below illustrates this relationship.

                                                                     1998             1997           1996
                                                                ----------        -----------     ----------
                                                                                (In thousands)
         Net earnings..................................         $    2,340        $    5,733      $    5,641
         Depreciation, depletion & amortization........              8,606             5,914           6,160
         Deferred taxes and other......................                398             1,118           1,995
                                                                 ---------         ---------       ---------

         Cash flow before working capital items........             11,344            12,765          13,796
         Debt and other financing activities...........               (573)            1,198          (7,839)
                                                                 ---------         ---------       ---------

         Property and equipment  additions.............         $   10,771        $   13,963       $   5,957
                                                                ==========        ==========       =========

         Historically, the Company's operating earnings from its diversified operations have been stable and reliable. Management relies on the continued stability of this earnings stream in making capital project decisions. All capital projects are divided into manageable segments and the timing of their implementation is accelerated or delayed based on current cash flows.

         The balancing factor for the Company's short term cash needs is the Company's bank line of credit. For the past five years the Company has maintained an approximate $4 - 9 million outstanding balance on its bank line of credit. Day-to-day fluctuations in cash flow needs are accommodated by daily borrowing or repayments on the line of credit. While the Company's bank line of credit is fully secured, the bank is primarily relying on the Company's ability to generate cash flow from continuing operations for repayment. At year-end 1998, the Company's balance of bank debt outstanding ($9.1 million) was balanced by the Company's cash balance of $10.2 million.

         Also important to liquidity and capital availability is the Company's ability to conduct its truck fleet management program through lease financing transactions. The Company has readily found lease financing from a number of major national leasing concerns. See Note 7 to Consolidated Financial Statements. The Company's philosophy is to maintain a modern, up-to-date fleet of tractors and trailers to accommodate demand for its services. This requires frequent tractor replacements as well as modest growth in the size of the fleet. Since there is a large active secondary market for truck-tractors, historically, the Company has realized gains upon the disposition of such equipment.

         Due to the high volume of the Company's transactions, the components of working capital such as accounts receivable and accounts payable can fluctuate dramatically from day to day. No particular significance should be ascribed to such variations. A key factor that provides order and discipline for cash flow is the practice of the crude oil industry to settle all accounts by cash payment on the 20th of the month following inception of the transaction. Since 90% of the Company's business is tied to crude oil marketing, this settlement process is critical. The Company relies on payments received from its customers to satisfy the requirements to pay its suppliers on the same day. See Note 4 to Consolidated Financial Statements for a discussion of "Concentration of Credit Risk."

  Banking Relationships

         The Company's bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate minus 1%. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The working capital loan provides for borrowings up to $5,000,000 based on 80% of eligible accounts receivable and 50% of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 1998 was established at $4,400,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $5,500,000, with the next scheduled redetermination date being September 1, 1999. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. The line of credit loans are scheduled to expire on October 27, 2000, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of December 31, 1998, bank debt outstanding under the Company's two revolving credit facilities totaled $9,100,000, with letters of credit outstanding totaling $25,000.

         The Company's GulfMark subsidiary maintains a separate banking relationship in order to support its crude oil purchasing activities. GulfMark has established a bank letter of credit facility that is maintained on a month-to-month basis in order to secure the purchase of crude oil. In addition to providing letters of credit, GulfMark's banking institution will also finance up to $5,000,000 of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of December 31, 1998 the Company had $6.8 million of eligible crude oil inventory, however, no amounts were outstanding under this facility.

  Investment Activities

         During 1998, the Company invested approximately $3 million in oil and gas projects, $4.4 million for expansion of its truck terminals and fleet and $.6 million for the completion of construction on its 7.5 mile offshore crude oil gathering pipeline. An additional $2.8 million was invested in facilities, trucks and equipment for the Company's marketing operations. Oil and gas exploration and development efforts continue and the Company plans to invest approximately $5 million toward such projects in 1999. An additional $2 million is anticipated to be invested during 1999 toward the Company's marketing activities.

         During 1998, the Company entered into certain operating lease transactions in order to acquire 90 tractors and 71 trailers for use in its common carrier fleet. Further, during 1999 the Company anticipates entering into certain operating lease transactions in order to acquire approximately 30 additional tractors and 20 trailers for use in its trucking fleet. Annual lease costs associated with the planned 1999 additions are estimated to be $500,000.


  Year 2000

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance, but systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company has completed a review of its key computer systems and is in the process of implementing certain new operating systems applications necessary to resolve potential year 2000 compliance issues. Many of the Company's operating and financial systems are already compliant. The Company's remaining operating and financial systems are scheduled for compliance in phases and will be compliant by the year 2000.

         The Company is communicating with software vendors, business partners and others with which it conducts business to provide assurances that their systems will be year 2000 compliant. Adams could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. Contingency planning will be included in this assessment to identify arrangements to mitigate the impact of disruptions from outside sources.

         As of year-end 1998, the Company had incurred and expensed approximately $150,000 of costs to become year 2000 compliant. An additional $50,000 is expected to be incurred and expensed in 1999 in order to complete this project.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including adverse changes in commodity prices and interest rates as discussed below.

Commodity Price Risk.

           The Company's major market risk exposure is in the pricing applicable to its marketing of crude oil and its production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to oil and gas.

           Commodity price risk in the Company's marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. As part of its crude oil marketing operations, the Company enters into forward contracts to minimize the impact of market fluctuations on its purchases of crude oil. The Company also enters into natural gas price support contracts with certain customers to secure a floor price on the purchase of certain natural gas supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. The crude oil forward contracts are no longer than one year in duration. The Company monitors all commitments and positions to ensure that all positions are effectively balanced. At December 31, 1998 the Company had an insignificant gain on its open positions.

           Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $1.51 per Mcf to a monthly high of $2.22 per Mcf during 1998. Oil prices ranged from a low of $9.87 per barrel to a high of $15.01 per barrel during the same period.

Interest Rate Risk.

           Total long-term debt at December 31, 1998 included $9,100,000 of floating rate debt. As a result, the Company's annual interest costs in 1999 will fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of December 31, 1998. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the fiscal year ending December 31, 1998.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

Item 8.

                                                                                                       Page
                                                                                                       -----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ........................................................      II-10

FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of December 31, 1998 and 1997 ............................      II-11

         Consolidated Statement of Earnings for the Years Ended December 31, 1998,
           1997 and 1996 ........................................................................      II-12

         Consolidated Statement of Shareholders' Equity for the Years Ended
           December 31, 1998, 1997 and 1996......................................................      II-13

         Consolidated Statement of Cash Flows for the Years Ended December 31,
           1998, 1997 and 1996...................................................................      II-14

         Notes to Consolidated Financial Statements .............................................      II-15

         Supplementary Financial Data............................................................      II-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Adams Resources & Energy, Inc.:

         We have audited the accompanying consolidated balance sheet of Adams Resources & Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                  ARTHUR ANDERSEN LLP



Houston, Texas
March 11, 1999

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                   December 31,
                                                           --------------------------
              ASSETS                                          1998            1997
                                                           ----------     -----------
CURRENT ASSETS:
   Cash and cash equivalents                               $  10,215      $   6,496
   Accounts receivable, net                                   73,864         73,806
   Inventories                                                 8,288          5,092
   Prepaids                                                      801          1,675
                                                           ---------      ---------
                  Total current assets                        93,168         87,069
                                                           ---------      ---------
PROPERTY AND EQUIPMENT:
   Marketing                                                  17,491         14,432
   Transportation                                             14,906
                                                                             11,144
   Oil and gas (successful efforts method)                    31,523         30,623
   Other                                                          99             99
                                                           ---------      ---------
                                                              64,019         56,298
   Less -Accumulated depreciation, depletion
          and amortization                                   (36,226)       (30,361)
                                                           ---------      ---------
                                                              27,793         25,937
                                                           ---------      ---------

OTHER ASSETS                                                   1,373          1,277
                                                           ---------      ---------
                                                           $ 122,334      $ 114,283
                                                           =========      =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $  78,444      $  74,829
   Accrued and other liabilities                               3,869          3,475
   Current maturities of long-term debt                           --             71
                                                           ---------      ---------

          Total current liabilities                           82,313         78,375

LONG-TERM DEBT, less current maturities                        9,100          6,900

DEFERRED TAXES AND OTHER LIABILITIES                             865            870
                                                           ---------      ---------
                                                              92,278         86,145
                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 960,000
     shares authorized, none outstanding                          --             --
   Common stock, $.10 par value, 7,500,000 shares
     authorized, 4,217,596 issued and outstanding                422            422
   Contributed capital                                        11,693         11,693
   Retained earnings since December 31, 1992                  17,941         16,023
                                                           ---------      ---------
        Total shareholders' equity                            30,056         28,138
                                                           ---------      ---------
                                                           $ 122,334      $ 114,283
                                                           =========      =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Years Ended December 31,
                                                 ---------------------------------------------
                                                     1998             1997             1996
                                                 -----------      -----------      -----------
REVENUES:
    Marketing                                    $ 1,936,358      $ 1,921,486      $ 1,466,736
    Transportation                                    32,145           31,970           21,282
    Oil and gas                                        5,689            9,904            9,061
                                                 -----------      -----------      -----------
                                                   1,974,192        1,963,360        1,497,079
                                                 -----------      -----------      -----------
COSTS AND EXPENSES:
    Marketing                                      1,928,754        1,918,885        1,459,021
    Transportation                                    27,706           26,106           18,346
    Oil and gas                                        3,014            1,810            1,695
    General and administrative                         2,738            2,578            2,783
    Depreciation, depletion and amortization           8,606            5,914            6,160
                                                 -----------      -----------      -----------
                                                   1,970,818        1,955,293        1,488,005
                                                 -----------      -----------      -----------

OPERATING EARNINGS                                     3,374            8,067            9,074

OTHER INCOME (EXPENSE):
    Property sales and other                             420              813              168
    Interest                                            (327)            (318)            (477)
                                                 -----------      -----------      -----------

EARNINGS BEFORE INCOME TAXES                           3,467            8,562            8,765

INCOME TAX PROVISION
    Current                                              226            1,092              624
    Deferred                                             901            1,737            2,500
                                                 -----------      -----------      -----------
                                                       1,127            2,829            3,124
                                                 -----------      -----------      -----------

NET EARNINGS                                     $     2,340      $     5,733      $     5,641
                                                 ===========      ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE             $       .55      $      1.36      $      1.34
                                                 ===========      ===========      ===========

DIVIDENDS PER COMMON SHARE                       $       .10      $       .10      $       .07
                                                 ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                     TOTAL
                                       COMMON      CONTRIBUTED      RETAINED      SHAREHOLDERS'
                                       STOCK         CAPITAL        EARNINGS         EQUITY
                                      --------     -----------      --------      -------------

BALANCE, December 31, 1995 ......     $    420       $  9,895       $  5,363        $ 15,678
   Stock options exercised ......           --             23             --              23
   Deferred income taxes (Note 3)           --          1,710             --           1,710
   Net earnings .................           --             --          5,641           5,641
   Dividends paid on common stock           --             --           (292)           (292)
                                      --------       --------       --------        --------
BALANCE, December 31, 1996 ......          420         11,628         10,712          22,760
   Stock options exercised ......            2             65             --              67
   Net earnings .................           --             --          5,733           5,733
   Dividends paid on common stock           --             --           (422)           (422)
                                      --------       --------       --------        --------
BALANCE, December 31, 1997 ......          422         11,693         16,023          28,138
   Net earnings .................           --             --          2,340           2,340
   Dividends paid on common stock           --             --           (422)           (422)
                                      --------       --------       --------        --------
BALANCE, December 31, 1998 ......     $    422       $ 11,693       $ 17,941        $ 30,056
                                      ========       ========       ========        ========


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Years Ended December 31,
                                                              -------------------------------------
                                                                1998          1997          1996
                                                              ---------     ---------     ---------
CASH PROVIDED BY OPERATIONS:
  Net earnings ..........................................     $  2,340      $  5,733      $  5,641
  Items of income not requiring (providing) cash
    Depreciation, depletion and amortization ............        8,606         5,914         6,160
    Gain on sales of properties .........................         (182)         (230)         (168)
    Deferred income taxes ...............................          901         1,737         2,500
    Other, net ..........................................         (321)         (389)         (337)
  Decrease (increase) in accounts receivable ............          (58)        6,432       (29,754)
  Decrease (increase) in inventories ....................       (3,196)         (225)       (1,690)
  Decrease (increase) in prepaids .......................          194          (559)          (96)
  Increase (decrease) in accounts payable ...............        3,615        (2,620)       27,912
  Increase (decrease) in accrued liabilities ............          394            (6)        1,065
                                                              --------      --------      --------
       Net cash provided by operating activities ........       12,293        15,787        11,233
                                                              --------      --------      --------

INVESTING ACTIVITIES:
  Property and equipment additions ......................      (10,771)      (13,963)       (5,957)
  Proceeds from property sales ..........................          490           509           742
                                                              --------      --------      --------
       Net cash used in investing activities ............      (10,281)      (13,454)       (5,215)
                                                              --------      --------      --------

FINANCING ACTIVITIES:
  Borrowings ............................................        2,200         3,300            --
  Repayment of debt .....................................          (71)       (2,564)       (6,004)
  Issuance of common stock ..............................           --            67            23
  Dividend payments .....................................         (422)         (422)         (292)
                                                              --------      --------      --------
      Net cash (used in) provided by financing activities        1,707           381        (6,273)
                                                              --------      --------      --------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ........................................        3,719         2,714          (255)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR ...........................................        6,496         3,782         4,037
                                                              --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ................     $ 10,215      $  6,496      $  3,782
                                                              ========      ========      ========




   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. The Company accounts for its operating or working interests in oil and gas joint ventures through pro-rata consolidation.

  Nature of Operations

         The Company is engaged in the business of oil and gas exploration and production, crude oil marketing, petroleum products marketing and tank truck transportation of petroleum products and liquid chemicals. Its primary area of operation is within a 500 mile radius of Houston, Texas.

  Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 1998 and 1997 is a $2 million deposit to collateralize the Company's month-to-month crude oil letter of credit facility. See Note 2 to Consolidated Financial Statements.

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

                                                                              December 31,
                                                                         ---------------------
                                                                           1998          1997
                                                                         ---------      ------
              Crude oil................................................  $   6,795      $3,638
              Petroleum products.......................................      1,063       1,062
              Materials and supplies...................................        430         392
                                                                         ---------      ------
                                                                         $   8,288      $5,092
                                                                         =========      ======

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.

         Producing oil and gas leases, equipment and intangible drilling costs are depleted or amortized over the estimated recoverable reserves using the units-of-production method. Other property and equipment is depreciated using the straight-line method over the estimated average useful lives of eight to twenty years for marketing, three to fifteen years for transportation and ten to twenty years for all others. The 1996 provision for depreciation, depletion and amortization includes a $1,167,000 asset impairment recognized by the Company on certain refined product marketing facilities and equipment. The impairment was recorded because of continued operating and cash flow losses associated with these assets.

         Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions. The Company reviews its proved oil and gas properties on a field by field basis when such evidence exists. Any impairment recognized in accordance with SFAS No. 121 is permanent and may not be restored. Due principally to the prolonged depressed state of oil and natural gas prices, one of the Company's proved oil and gas fields was deemed impaired because it was not expected to individually recover its entire carrying value. A $1 million charge for this asset impairment was included in 1998 DD&A.

  Other Assets

         Included in other assets is $1,195,000 held in escrow as part of the Company's efforts to comply with State of Kentucky regulations governing certain of the Company's former coal mining operations. The Company has submitted all documentation necessary to obtain final approval for land reclamation on a 280 acre tract in Kentucky. When the State issues its final approval, the escrowed cash will be returned to the Company.

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For each swap agreement written, the Company enters into an offsetting swap agreement with a separate counterparty. These swap agreements are accounted for using the mark-to-market method of accounting and the gain or loss is recorded in cost of sales in the period of change in the market value. Gains and losses on these agreements were immaterial to the Company for the years ended December 31, 1997 and 1996. No such agreements were utilized in 1998.

  Statement of Cash Flows

         Interest paid totaled $327,000, $323,000 and $619,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Income taxes paid during these same periods totaled $566,000, $2,075,000 and $564,000, respectively.

Earnings Per Share

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and fully diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Such shares outstanding averaged 4,217,596 for 1998, 4,210,471 for 1997, and 4,200,225 for 1996.

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

Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. There were no differences between comprehensive and net income for the periods presented.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The standard cannot be applied retroactively but early adoption is permitted. The Company has not yet determined the impacts of adopting SFAS No. 133; however, this standard could increase volatility in earnings and shareholders' equity, through other comprehensive income.

         In December 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts to be recorded at fair value on the balance sheet, with the change in fair value to be recorded in earnings. The effect of initial application of EITF 98-10 will be recorded as a cumulative effect of a change in accounting principle. Management believes that the adoption of EITF 98-10 will not have a material impact on its financial position or results of operations.

 (2)  LONG-TERM DEBT

         Long-term debt is comprised of the following (in thousands):

                                                                                               December 31,
                                                                                        --------------------------
                                                                                            1998           1997
                                                                                        -----------     ----------
         Bank lines of credit, secured by substantially all of the Company's
           (excluding GulfMark's) assets, due in twelve quarterly installments
           commencing on October 27, 2000.......................................        $     9,100     $    6,900
         Notes payable in varying installments through September 1998, interest
           rate up to 10%, secured by certain land and equipment ...............                 --             71
                                                                                        -----------     ----------
                           Total debt...........................................              9,100          6,971
           Less - current maturities............................................                 --             71
                                                                                        -----------     ----------

         Long-term debt.........................................................        $     9,100     $    6,900
                                                                                        ===========     ==========


         The Company's revolving bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate minus 1%. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The first line of credit or working capital loan provides for borrowings up to $5,000,000 based on the total of 80% of eligible accounts receivable and 50% of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 1998 was established at $4,400,000 with $3,625,000 outstanding at year end 1998. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $5,500,000, with the next scheduled redetermination date being September 1, 1999. As of December 31, 1998, $5,475,000 was outstanding under the oil and gas production loan facility. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. As of December 31, 1998, letters of credit under this

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


facility totaled $25,000. The revolving line of credit loans are scheduled to expire on October 27, 2000, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments.


         The revolving loan agreement, among other things, places certain restrictions on the Company with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities. The Company is also required to restrict from dividend payment at least 50% of annual net income. At December 31, 1998, the Company was in compliance with all loan covenants.

         A subsidiary of the Company (GulfMark) maintains a separate banking relationship to provide letters of credit and to provide financing for up to $5 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. The letter of credit and demand note facilities are secured by substantially all of GulfMark's assets. GulfMark had approximately $105 million and $85 million in letters of credit outstanding as of December 31, 1998 and 1997, respectively, in support of its crude oil purchasing activities. As of December 31, 1998, the Company had $6.8 million of eligible crude oil inventory, however, no amounts were outstanding under the GulfMark term loan facility.

         The Company's weighted average effective interest rate for 1998, 1997, and 1996 was 6.75%, 7.5% and 7.9%, respectively. No interest was capitalized during 1998, 1997 or 1996. At December 31, 1998, the scheduled aggregate principal maturities of the Company's long-term debt are: 1999 - None; 2000 - $758,333; 2001 - $3,033,333; and 2002 - $3,033,333; 2003 - $2,275,001.

 (3)  INCOME TAXES

         The following table shows the components of the Company's income tax provision (in thousands):

                                                                                  Years Ended December 31,
                                                                          ----------------------------------------
                                                                              1998         1997            1996
                                                                          ----------    -----------     ----------
         Current:
              Federal.................................................    $       71    $      707      $      170
              State...................................................           155           385             454
                                                                          ----------    ----------      ----------
                                                                                 226         1,092             624
                                                                          ----------    ----------      ----------
         Deferred:
              Federal.................................................           901         1,737           2,500
                                                                          ----------    ----------      ----------
                                                                          $    1,127    $    2,829      $    3,124
                                                                          ==========    ==========      ==========



         As of December 31, 1998 and 1997, the Company's deferred tax liability totaled $560,000 and $229,000, respectively, and consisted principally of book basis in excess of the underlying tax basis of fixed assets.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of taxes computed at the corporate federal income tax rate to the reported income tax provision is as follows (in thousands):

                                                                                  Years Ended December 31,
                                                                            --------------------------------------
                                                                                1998        1997           1996
                                                                            ----------  -----------     ----------
         Statutory federal income tax provision at 34%............          $    1,126   $    2,780     $    2,825
         State income tax provision...............................                 155          385            454
         Federal statutory depletion..............................                (153)        (340)          (175)
         Other....................................................                  (1)           4             20
                                                                            -----------  ----------     ----------
                  Income taxes as reported........................          $    1,127   $    2,829     $    3,124
                                                                            ==========   ==========     ==========


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

         Trading Activities

         During 1997 and 1996, the Company entered into swap agreements which required payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodities specified. The Company accounted for these agreements using the mark-to-market method of accounting and recorded the gain or loss as a cost of sales in the period of change in the market with an offsetting entry to trade accounts receivable or payable as appropriate. This activity was not material to the Company's financial position or results of operations in 1997 or 1996. No such agreements were entered into in 1998.

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's largest customers consist of large multinational integrated oil companies. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil marketing activities comprise approximately 90% of the Company's total receivables as of December 31, 1998, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction. The Company's credit policy and the relatively short duration of receivables mitigates the amount of the allowance for doubtful accounts required. The Company had accounts receivable from two customers that comprised 16% and 15%, respectively, of total receivables at December 31, 1998 and from one customer that comprised 20% of total receivables at December 31, 1997.

         An allowance for doubtful accounts is provided on non-crude oil marketing receivables and accounts receivable are net of allowances for doubtful accounts at December 31, 1998 and 1997, of $235,000 and $98,000, respectively.



(5)  EMPLOYEE BENEFITS

         The Company's 1984 stock option plan authorized the granting of incentive stock options or non-qualified stock options to certain executives and key employees to purchase an aggregate of 125,000 shares of common stock at not less than the fair market value at the date of grant. The plan expired in 1994 with respect to the granting of additional stock options. During 1997, 14,250 stock options were exercised at prices ranging from $3.625 to $4.75 per share. During 1996, 5,750 stock options were exercised at prices ranging from $3.625 to $4.75 per share. As of December 31, 1997, the plan was terminated and all unexecuted options expired.

         The Company maintains a 401(k) plan for the benefit of its employees. Company contributions to the plan were $210,000 in 1998, $180,000 in 1997, and $180,000 in 1996.

(6)  TRANSACTIONS WITH RELATED PARTIES

         Sakco, Ltd. ("Sakco") and Kasco, Ltd. ("Kasco"), family limited partnerships of which Mr. K. S. Adams, Jr., Chairman and President, is a limited partner, Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries Inc. (KSAI), a major stockholder of the Company, and certain officers and members of the Board of Directors of the Company have participated as working interest owners in certain oil and gas wells and programs drilled or administered by the Company. Sakco, Kasco, Sakdril and the officers and directors participated in each of the wells and programs under terms no better than those afforded other non-affiliated working interest owners. Associated with this activity, as of December 31, 1998, the Company was owed $40,000 from Kasco and Sakco, and the Company owed $285,000 to Kasco and Sakco. As of December 31, 1997, the Company was owed $38,000 from Kasco and Sakco, and the Company owed $720,000 to Kasco and Sakco.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(7)  COMMITMENTS AND CONTINGENCIES

         The Company has operating lease arrangements for tractors, trailers, office space, warehousing and other equipment and facilities. Rental expense for the years ended December 31, 1998, 1997, and 1996 was $7,093,000, $5,933,000 and
$3,827,000, respectively. At December 31, 1998, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 1999 - $4,787,000; 2000 - $4,054,000; 2001 - $3,827,000;
2002 - $2,984,000; 2003 - $2,139,000; 2004 and thereafter - $2,331,000.

         The Company's subsidiary, Ada Crude Oil Company (Ada), has been named as one of sixty-three defendants in a lawsuit styled The State of Texas et al vs Amerada Hess Corporation. The suit alleges, among other claims, that the defendants as "common purchasers of oil" discriminated against the plaintiffs in favor of the defendants' own production and that of others. The plaintiffs also seek class certification. In response, the Company has filed a general denial and has asserted a number of affirmative defenses. Attorneys for the plantiff reviewed Ada's response and subsequently informed the Company that Ada has been recommended for dismissal from the lawsuit. This recommendation is currently under review by the plantiff. The Company will continue to vigorously contest this matter and does not expect it to have a significant adverse effect on its financial position or results of operations.

          In the normal course of business, the Company and its subsidiaries become involved in litigation incident to operations. In management's opinion, the ultimate resolution of all litigation matters and disputes will not have a material adverse impact on the Company's financial position or results of operations.

(8)      SEGMENT REPORTING

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under this new standard, companies are required to report certain information about operating segments in consolidated statements. Operating segments are determined based on the method by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company adopted SAFS No. 131 effective January 1, 1998. Previous presentation of segment information reflected management's view of its operations and, as such, adoption of this standard did not alter the segment information that follows.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company is primarily engaged in the business of crude oil and petroleum products marketing, transportation, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):



                                                         Earnings       Depreciation,     Property
                                                          (Loss)          Depletion         and
                                                           from              and          Equipment     Identifiable
                                          Revenues      Operations       Amortization     Additions        Assets
                                         ----------     ----------      -------------     ---------     ------------
Year ended
 December 31, 1998 -
   Marketing .......................     $1,936,358     $    4,478         $    3,126     $    3,370     $   86,510
   Transportation ..................         32,145          3,474                965          4,378         13,947
   Oil and gas .....................          5,689         (1,840)(1)          4,493          3,023         10,227
   Other ...........................             --             --                 22             --         11,650
                                         ----------     ----------         ----------     ----------     ----------
                                         $1,974,192     $    6,112         $    8,606     $   10,771     $  122,334
                                         ==========     ==========         ==========     ==========     ==========

Year ended
 December 31, 1997 -
   Marketing .......................     $1,921,486     $    1,382         $    1,219     $    6,913     $   82,923
   Transportation ..................         31,970          5,225                639          1,377         10,345
   Oil and gas .....................          9,904          4,059              4,035          5,653         12,445
   Other ...........................             --             --                 21             20          8,570
                                         ----------     ----------         ----------     ----------     ----------

                                         $1,963,360     $   10,666         $    5,914     $   13,963     $  114,283
                                         ==========     ==========         ==========     ==========     ==========


Year ended
 December 31, 1996 -
   Marketing .......................     $1,466,736     $    5,816         $    1,899     $    1,953     $   84,087
   Transportation ..................         21,282          2,356                580            758          9,012
   Oil and gas .....................          9,061          3,711              3,655          3,161         11,218
   Other ...........................             --             --                 26             85          6,565
                                         ----------     ----------         ----------     ----------     ----------
                                         $1,497,079     $   11,883         $    6,160     $    5,957     $  110,882
                                         ==========     ==========         ==========     ==========     ==========


--------------------

(1) Includes a $5,899,000 comparative earnings decrease caused by 3D seismic expense, decreased crude oil and natural gas prices and a related write-down of oil and gas properties.

         Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States.

         During 1998, the Company had sales to one customer that totaled $319 million or more than 10% of total sales. During 1997 and 1996, the Company had sales to two customers which totaled more than 10% of total sales. Such sales totaled $267 million and $261 million in 1997 and $166 million and $151 million, in 1996.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                                                             Years Ended December 31,
                                                                   -------------------------------------------
                                                                       1998             1997           1996
                                                                   ----------       -----------    -----------
Earnings from operations.............................              $    6,112       $   10,666      $   11,883
General and administrative expenses..................                  (2,738)          (2,578)         (2,783)
Property sales and other.............................                     420              792             142
Interest expense ....................................                    (327)            (318)           (477)
                                                                   -----------       ---------      ----------
Earnings before income taxes.........................              $    3,467        $   8,562      $    8,765
                                                                   ==========        =========      ==========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (Unaudited) -

         Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 1998 and 1997 (in thousands, except per share data):


                                                                       Net Earnings                 Dividends
                                                              --------------------------      ----------------------
                                                  Operating                      Per                           Per
                               Revenues            Earnings        Amount      Share(1)       Amount          Share
                           -------------        ------------   ------------    --------       -------        -------
1998 -
March 31...........        $     416,636        $      2,134   $      1,040     $   .25       $    --        $    --
June 30............              464,578               1,427            424         .10            --             --
September 30.......              542,390               1,056            143         .03            --             --
December 31........              550,588               1,495            733         .17           422            .10
                           -------------        ------------   ------------      ------       -------        -------
                           $   1,974,192        $      6,112   $      2,340      $  .55       $   422        $   .10
                           =============        ============   ============      ======       =======        =======

1997 -
March 31...........        $     494,145        $      3,257   $      1,882      $  .45       $    --         $   --
June 30............              442,015               1,477            716         .17            --             --
September 30.......              451,870               2,977          1,568         .37            --             --
December 31........              575,330               2,955          1,567         .37           422            .10
                           -------------        ------------   ------------      ------       -------         ------
                           $   1,963,360        $     10,666   $      5,733      $ 1.36       $   422         $  .10
                           =============        ============   ============      ======       =======         ======





-----------------

(1) Reflects basic and diluted earnings per share for indicated periods.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


Oil and Gas Producing Activities (Unaudited) -

         Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

                                                                          Years Ended December 31,
                                                                   ---------------------------------------
                                                                      1998            1997         1996
                                                                   ----------      ----------   ----------
         Property acquisition costs
              Unproved......................................       $      600      $      472   $       41
              Proved........................................              788              --           --
         Exploration costs..................................            1,559              --           --
         Development costs..................................            1,636           5,181        3,120
                                                                   ----------      ----------   ----------
              Total costs incurred..........................       $    4,583      $    5,653   $    3,161
                                                                   ==========      ==========   ==========

         The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

                                                                                 December 31,
                                                                       -----------------------------
                                                                          1998                1997
                                                                       ---------          ----------
         Unproved oil and gas properties......................         $     871          $    1,135
         Proved oil and gas properties........................            30,652              29,488
                                                                       ---------          ----------
                                                                          31,523              30,623
         Accumulated depreciation, depletion
           and amortization...................................           (22,010)            (19,641)
                                                                       ---------          ----------

                  Net capitalized cost........................         $   9,513          $   10,982
                                                                       =========          ==========

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


                                                               Years Ended December 31,
                                        ---------------------------------------------------------------------
                                                1998                   1997                    1996
                                        -------------------     -------------------     ---------------------
                                        Natural     Natural     Natural
                                          Gas         Oil         Gas         Oil          Gas        Oil
                                        (Mcf's)     (Bbls.)     (Mcf's)     (Bbls.)      (Mcf's)     (Bbls.)
                                                                   (In thousands)
Proved developed and
  undeveloped reserves -
   Beginning of year                     9,761        211         9,834        225         7,692        281
   Revisions of previous
     estimates                              75         19         1,153        (12)        1,124          1
   Purchase of oil and gas
     reserves                            1,281          3            --         --            --         --
   Extensions, discoveries
     and other additions                   683         30         2,549         60         4,468         35
   Production                           (2,552)       (68)       (3,775)       (62)       (3,450)       (92)
                                      --------     ------        ------        ---        ------        ---
   End of year                           9,248        195         9,761        211         9,834        225
                                      ========     ======        ======        ===        ======        ===
Proved developed reserves -
   End of year                           9,248        195         9,761        211         9,834        225
                                      ========     ======        ======        ===        ======        ===

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

         The reserve estimates provided at December 31, 1998 are based on oil prices of approximately $9.87 per barrel and gas prices of approximately $1.86 per Mcf. In most instances, the Company's natural gas sales contracts provide for the Company to receive a percentage of the combined proceeds from the sales of natural gas and associated natural gas liquids. Therefore, average natural gas prices reported herein include the value of associated natural gas liquids.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


                                                                            Years Ended December 31,
                                                                     ----------------------------------------
                                                                         1998           1997           1996
                                                                     -----------     -----------   ----------
                                                                                    (In thousands)
Future gross revenues.............................................   $    19,157     $   25,569    $   38,074
Future costs -
    Lease operating expenses......................................        (6,381)        (7,042)       (8,407)
    Development costs.............................................           (66)           (59)         (101)
                                                                     -----------     ----------    ----------
Future net cash flows before income taxes.........................        12,710         18,468        29,566
Discount at 10% per annum.........................................        (5,104)        (4,824)       (8,099)
                                                                     ------------    ----------    ----------
Discounted future net cash flows
    before income taxes...........................................         7,606         13,644        21,467
Future income taxes, net of discount at 10%
    per annum.....................................................        (1,765)        (1,777)       (4,431)
                                                                     ------------    ----------    -----------
Standardized measure of
    discounted future net cash flows..............................   $     5,841     $   11,867    $   17,036
                                                                     ===========     ==========    ==========

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                            Years Ended December 31,
                                                                     -----------------------------------------
                                                                         1998           1997           1996
                                                                     -----------     -----------   -----------
                                                                                  (In thousands)
Beginning of year.................................................   $    11,867     $   17,036    $    8,211
    Revisions to reserves proved in prior years -
      Net change in prices and production costs...................        (2,625)        (7,978)        2,875
      Net change due to revisions in quantity estimates...........           316          1,331         1,840
      Accretion of discount.......................................         1,364          2,146         1,010
      Production rate changes and other ..........................        (3,218)          (770)        2,383
                                                                     -----------     ----------    ----------
         Total revisions..........................................        (4,163)        (5,271)        8,108
    Purchase of oil and gas reserves, net of future
      production costs............................................         1,282             --            --
    New field discoveries and extensions,
      net of future production costs..............................         1,080          5,542        10,623
    Sales of oil and gas produced, net of
      production costs ...........................................        (4,213)        (8,094)       (7,366)
    Net change in income taxes....................................           (12)         2,654        (2,540)
                                                                     -----------     ----------    -----------
    Net change in standardized measure of
      discounted future net cash flows ...........................        (6,026)        (5,169)        8,825
                                                                     -----------     ----------    ----------
End of year.......................................................   $     5,841     $   11,867    $   17,036
                                                                     ===========     ==========    ==========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


  Results of Operations for Oil and Gas Producing Activities (Unaudited) -

         The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows:

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                        1998            1997          1996
                                                                     -----------     ----------    -----------
                                                                                   (In thousands)
Revenues..........................................................   $     5,689     $    9,904    $    9,061
Costs and expenses -
    Production....................................................         1,476          1,810         1,695
    Exploration...................................................         1,560             --            --
    Depreciation, depletion and amortization......................         4,493          4,035         3,655
                                                                     -----------     ----------    ----------
Operating income (loss) before income taxes.......................        (1,840)         4,059         3,711
Income tax expense (benefit)......................................          (644)         1,380         1,170
                                                                     -----------     ----------    ----------
Operating income (loss)...........................................   $    (1,196)    $    2,679    $    2,541
                                                                     ===========     ==========    ==========


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information concerning executive officers of the Company is included in Part I. The information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.




                                     III-1

                                     PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K:

               1. Financial Statements

                     Report of Independent Public Accountants

                     Consolidated Balance Sheet as of December 31, 1998 and 1997

                     Consolidated Statement of Earnings for the Years Ended
                             December 31, 1998, 1997 and 1996

                     Consolidated Statement of Shareholders' Equity for the
                             Years Ended December 31, 1998, 1997 and 1996

                     Consolidated Statement of Cash Flows for the Years Ended
                             December 31, 1998, 1997 and 1996

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
               Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(c)*    -     Fifth Amendment to Loan Agreement  between Service Transport
               Company et al and NationsBank of Texas N.A. dated September
               30, 1997.

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

                                            ADAMS RESOURCES & ENERGY, INC.
                                                              (Registrant)


By /s/ RICHARD B. ABSHIRE                   By /s/ K. S. ADAMS, JR.
   ------------------------------------        --------------------------------
    (Richard B. Abshire,                       (K. S. Adams, Jr.,
     Vice President-Finance, Director          President,Chairman of the Board,
and Chief Financial Officer)                   and Chief Executive Officer)


Date:  March 11, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/ CLAUDE H. LEWIS                      By /s/ E. C. REINAUER, JR.
   ------------------------------------        --------------------------------
    (Claude H. Lewis, Director)                (E. C. Reinauer, Jr., Director)


By /s/ THOMAS S. SMITH                      By /s/ E. JACK WEBSTER, JR.
   ------------------------------------        --------------------------------
    (Thomas S. Smith, Director)                (E. Jack Webster, Jr., Director)


By /s/ JUANITA G. SIMMONS                   By /s/ EDWARD WIECK
   ------------------------------------        --------------------------------
    (Juanita G. Simmons, Director)             (Edward Wieck, Director)


By /s/ JOHN A. BARRETT
   ------------------------------------
    (John A. Barrett, Director




Date:  March 11, 1999

                                  EXHIBIT INDEX


 Exhibit
 Number             Description
---------          -------------
3(a)       -       Certificate of Incorporation of the Company, as amended.
                   (Incorporated by reference to Exhibit 3(a) filed with the
                   Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b)       -       Bylaws of the Company, as amended (Incorporated by
                   reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the
                   Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No.
                   2-48144)

3(c)       -       Amendment to the Bylaws of the Company to add an Article
                   VII, Section 8. Indemnification of Directors, Officers,
                   Employees and Agents (Incorporated by reference to Exhibit
                   3(c) of the Annual Report on Form 10-K of the Company for the
                   fiscal year ended December 31, 1986)

4(a)       -       Specimen common stock Certificate (Incorporated by
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

4(c)*      -       Fifth Amendment to Loan Agreement between Service Transport
                   Company et al and NationsBank of Texas N.A. dated September
                   30, 1997.

21*        -       Subsidiaries of the Registrant

27*        -       Financial Data Schedule

------------------------------
*  - Filed herewith