Form 10-Q
period 1999-06-30
ADAMS RESOURCES & ENERGY INC
filed 1999-08-06
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


[X]   Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended June 30, 1999 or

[ ]   Transition report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

              For the transition period from          to
                                             --------    ---------

                          Commission File Number 1-7908
                                                --------

                         ADAMS RESOURCES & ENERGY, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

                    Delaware                            74-1753147
           ------------------------------             -----------------
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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at August 5, 1999 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Six Months Ended                 Three Months Ended
                                                              June 30,                           June 30,
                                                    ----------------------------      ----------------------------
                                                        1999             1998             1999             1998
                                                    -----------      -----------      -----------      -----------
Revenues:
  Marketing ...................................     $ 1,271,829      $   860,706      $   756,563      $   454,329
  Transportation ..............................          16,925           16,992            9,074            8,329
  Oil and Gas .................................           1,716            3,516              863            1,920
                                                    -----------      -----------      -----------      -----------
                                                      1,290,470          881,214          766,500          464,578
                                                    -----------      -----------      -----------      -----------

Costs and expenses:
  Operating
   Marketing ..................................       1,265,914          856,572          752,553          452,099
   Transportation .............................          15,229           14,890            7,996            7,356
   Oil and gas ................................           1,052            1,939              343            1,637
  Corporate general and administrative ........           1,427            1,157              703              614
  Depreciation, depletion and amortization ....           3,295            4,252            1,509            2,059
                                                    -----------      -----------      -----------      -----------
                                                      1,286,917          878,810          763,104          463,765
                                                    -----------      -----------      -----------      -----------

Operating earnings ............................           3,553            2,404            3,396              813

Other income (expense)
  Property sales and other ....................             705              108               39               --
  Interest ....................................             (43)            (146)             (13)             (81)
                                                    -----------      -----------      -----------      -----------
                                                            662              (38)              26              (81)
                                                    -----------      -----------      -----------      -----------

Earnings before income taxes ..................           4,215            2,366            3,422              732
Income tax provision
  Current .....................................             234              702              189              208
  Deferred ....................................             900              200              771              100
                                                    -----------      -----------      -----------      -----------
                                                          1,134              902              960              308
                                                    -----------      -----------      -----------      -----------

Net earnings ..................................     $     3,081      $     1,464      $     2,462      $       424
                                                    ===========      ===========      ===========      ===========
Basic and diluted net earnings
  per common share ............................     $       .73      $       .35      $       .58      $       .10
                                                    ===========      ===========      ===========      ===========
Dividends per common share ....................     $        --      $        --      $        --      $        --
                                                    ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

              -   Marketing

              Marketing division revenues, operating earnings and significant operating statistics were as follows (in thousands except price information):

                                                   Six Months Ended              Three Months Ended
                                                      June 30,                        June 30,
                                             --------------------------    --------------------------
                                                  1999         1998            1999           1998
                                             -----------    -----------    -----------    -----------
               Revenues                      $1,271,829     $  860,706     $  756,563     $  454,329

               Operating earnings            $    4,269     $    2,577     $    3,195     $    1,452


               Volume/Price Information:
                  Wellhead Purchases           195 Bbls       111 Bbls       220 Bbls       105 Bbls
                     Per day (1)
                  Average Crude
                     Oil Price per Bbl       $    15.51     $    13.39     $    13.41     $    12.48

          (1) Reflects the volume of crude oil purchased from third parties at the lease level and shipped to market.


              Second quarter 1999 marketing revenues were $756,563,000 a 66% increase over the comparative 1998 period. The revenue growth resulted from increased purchase volumes together with rising crude oil prices. While marketing volumes were increasing, marketing operating earnings were increasing at a faster rate due to improved margins. The general trend for crude prices caused margins to increase in the current period. During the second quarter of 1999, the Company was selling its crude oil inventory into a rising marketplace while during the second quarter of 1998, inventory was sold into a market experiencing declining prices.

              -   Transportation

       Transportation revenues and operating earnings were as follows (in thousands):

                                        Six Months Ended      Increase        Three Months Ended       Increase
                                            June 30,         (Decrease)           June 30,            (Decrease)
                                      -------------------     --------      --------------------       --------
                                        1999        1998                      1999        1998
                                      -------     -------                   -------     -------
               Revenues               $16,925     $16,992        --         $ 9,074     $ 8,329           9%

               Operating earnings     $ 1,198     $ 1,659       (28%)       $   815     $   740          10%

              During the second quarter of 1999, the Company began to experience an increase in the demand for its petrochemical trucking services. Trucking revenues improved to $9,074,000 in the current quarter versus $8,329,000 in the prior year period. The revenue increase caused operating earnings to improve by 10% to $815,000 for the second quarter of 1999. Trucking operations have not experienced the level of demand originally anticipated for 1999. In addition, higher fuel prices and driver wage scales have served to stymie earnings growth.


              -   Oil and Gas

              Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts are as follows (in thousands except price information):

                                               Six Months Ended         Three Months Ended
                                                   June 30,                  June 30,
                                               ----------------         ------------------
                                                1999      1998            1999      1998
                                               -------  -------         -------   --------
              Revenues                         $ 1,716  $ 3,516         $   863   $  1,920

              Operating earnings (loss)        $  (487) $  (675)        $    89   $   (765)


              Volume/Price Information:
                Crude oil
                  Volume                        21 Bbls   36 Bbls        11 Bbls   19 Bbls
                  Average price per Bbl        $  12.42 $   13.75       $  14.23  $  13.03

                  Natural gas
                    Volume                      860 Mcf  1,625 Mcf       410 Mcf   825 Mcf
                    Average price per Mcf      $   1.71 $    1.95       $   1.75  $   1.99

              Oil and gas revenues totaled $863,000 for the second quarter of 1999 as compared to

     $1,920,000 for the similar 1998 period. Reduced revenues were caused by normal declining natural gas production volumes which fell to 410,000 Mcf in the current quarter compared to 825,000 Mcf in the prior year period. Comparative divisional operating earnings were improved, however, to $89,000 against a prior period operating loss of $765,000. Last year's operating loss resulted from $1,044,000 of seismic geophysical costs incurred and expensed by the Company. Such expenditures are periodically necessary in an effort to locate new reserves.

              The Company plans to participate in the drilling of 21 wells during the second half of 1999. Sixteen of the wells will be development wells, ten of which will test "bright spot" amplitudes defined by 3-D seismic surveys in two producing fields. Four of the five exploratory wells will test "bright spot" amplitudes identified on two large 3-D shoots conducted last year in Willacy and Matagorda Counties of Texas. Estimated costs to be incurred by the Company in 1999 are approximately $2.7 million. Funding for these projects will come from current cash flow. In addition, the Company has taken an interest in a large acreage position in Fort Bend County, Texas where a 3-D survey had recently been completed. Coupled with the 1999 efforts, these prospects are expected to provide additional drilling opportunities into the year 2000.

       Depreciation, depletion, and amortization

              The provision for depreciation, depletion and amortization is reduced in the current quarter due to lower oil and gas production volumes.

              -   Other income (expense)

              Property sales and other income of $705,000 and $108,000, respectively, resulted primarily from gains realized on the sale of forty-five truck tractors in the first quarter of 1999 and from the sale of a former gasoline service station location during the first quarter of 1998. Interest expense is reduced in 1999 because the Company used its excess cash flow to reduce its level of long-term debt.


     Liquidity and Capital Resources

              Cash flow from operations before working capital items for the first six months of 1999 totaled $6,660,000. The portion of cash flow invested in transportation operations totaled $945,000, while marketing equipment additions totaled $1,020,000 and $266,000 went toward oil and gas drilling. The remaining $4.4 million of cash flow before working capital items served to bolster cash reserves. As business continues to grow, the availability of trade credit becomes increasingly critical to the success of the Company's operation. Thus, management places great importance on maintaining a strong liquid balance sheet.

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

         The Company has communicated with software vendors, business partners and others with which it conducts business to provide assurances that their systems will be year 2000 compliant. Adams could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. Contingency planning will be included in this assessment to identify arrangements to mitigate the impact of disruptions from outside sources.

         As of June 30, 1999, the Company had incurred and expensed approximately $175,000 of costs to become year 2000 compliant. An additional $25,000 is expected to be incurred and expensed during the remainder of 1999 in order to complete this project.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                June 30,         December 31,
                                                                 1999                1998
                                                              -----------        -----------
                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ...........................        $  14,003         $    10,215
  Accounts receivable, net ............................          112,459              73,864
  Inventories .........................................           10,545               8,288
  Prepaid and other ...................................            1,478                 801
                                                               ---------         -----------

                Total current assets ..................          138,485              93,168
                                                               ---------         -----------

Property and equipment ................................           64,834              64,019
  Less - accumulated depreciation,
         depletion and amortization ...................          (38,759)            (36,226)
                                                               ---------         -----------
                                                                  26,075              27,793
                                                               ---------         -----------

Other assets ..........................................            1,373               1,373
                                                               ---------         -----------
                                                               $ 165,933         $   122,334
                                                               =========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................        $ 117,048         $    78,444
  Accrued and other liabilities .......................            5,508               3,869
                                                               ---------         -----------

         Total current liabilities ....................          122,556              82,313

Long-term debt, less current maturities ...............            8,500               9,100
Deferred taxes and other liabilities ..................            1,740                 865
                                                               ---------         -----------
                                                                 132,796              92,278

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding ....................               --                  --
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares
      outstanding .....................................              422                 422
  Contributed capital .................................           11,693              11,693
  Retained earnings since December 31, 1992 ...........           21,022              17,941
                                                               ---------         -----------
         Total shareholders' equity ...................           33,137              30,056
                                                               ---------         -----------
                                                               $ 165,933         $   122,334
                                                               =========         ===========


              The accompanying notes are an integral part of these
                             financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Six Months Ended
                                                                          June 30,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings ..............................................     $  3,081      $  1,464
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ................        3,295         4,252
    Deferred income tax provision ...........................          900           200
    Gain on sale of properties ..............................         (590)          (61)
    Other, net ..............................................          (26)         (376)
  Decrease (increase) in accounts receivable ................      (38,595)       22,200
  Decrease (increase) in inventories ........................       (2,257)         (955)
  Decrease (increase) in prepaid and other ..................         (677)          487
  Increase (decrease) in accounts payable ...................       38,604       (25,343)
  Increase (decrease) in accrued liabilities ................        1,639          (512)
                                                                  --------      --------

    Net cash provided (required) by operating activities ....        5,374         1,356
                                                                  --------      --------

INVESTING ACTIVITIES:
  Property and equipment additions ..........................       (2,231)       (4,462)
  Proceeds from property sales ..............................        1,245            95
                                                                  --------      --------

    Net cash provided by (used in) investing activities .....         (986)       (4,367)
                                                                  --------      --------

FINANCING ACTIVITIES:
  Repayment of debt .........................................         (600)         (235)
                                                                  --------      --------

    Net cash provided by (used in) financing activities .....         (600)         (235)
                                                                  --------      --------

Increase (decrease) in cash and cash equivalents ............        3,788        (3,246)

Cash at beginning of period .................................       10,215         6,496
                                                                  --------      --------

Cash at end of period .......................................     $ 14,003         3,250
                                                                  ========      ========

Supplemental disclosure of cash flow information:

  Interest paid during the period ...........................     $     43      $    146
                                                                  ========      ========

  Income taxes paid during the period .......................     $    141      $    513
                                                                  ========      ========

              The accompanying notes are an integral part of these
                             financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at June 30, 1999 and December 31, 1998 and results of operations and cash flows for the six months ended and three months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         The Company is primarily engaged in the business of crude oil and petroleum products marketing, transportation, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                                                                 Depreci-
                                                                                                  ation,
                                                                               Earnings          Depletion        Property
                                                                               (Loss)              and              and
                                                                                from              Amorti-        Equipment
                                                                Revenues      Operations          zation         Additions
                                                               ----------     ----------         ----------     ----------
For the six months ended
June 30, 1999
   Marketing .............................................     $1,271,829     $    4,269         $    1,646     $    1,020
   Transportation ........................................         16,925          1,198                498            945
   Oil and gas ...........................................          1,716           (487)             1,151            266
                                                               ----------     ----------         ----------     ----------
                                                               $1,290,470     $    4,980         $    3,295     $    2,231
                                                               ==========     ==========         ==========     ==========

For the six months ended
June 30, 1998
   Marketing .............................................     $  860,706     $    2,577         $    1,556     $    1,747
   Transportation ........................................         16,992          1,659                444          1,458
   Oil and gas ...........................................          3,516           (675)(1)          2,252          1,257
                                                               ----------     ----------         ----------     ----------
                                                               $  881,214     $    3,561         $    4,252     $    4,462
                                                               ==========     ==========         ==========     ==========

For the three months ended
June 30, 1999
   Marketing .............................................     $  756,563     $    3,195         $      815     $      808
   Transportation ........................................          9,074            815                263            423
   Oil and gas ...........................................            863             89                431            134
                                                               ----------     ----------         ----------     ----------
                                                               $  766,500     $    4,099         $    1,509     $    1,365
                                                               ==========     ==========         ==========     ==========

For the three months ended
June 30, 1998
   Marketing .............................................     $  454,329     $    1,452         $      777     $      919
   Transportation ........................................          8,329            740                234          1,044
   Oil and gas ...........................................          1,920           (765)(1)          1,048            459
                                                               ----------     ----------         ----------     ----------
                                                               $  464,578     $    1,427         $    2,059     $    2,422
                                                               ==========     ==========         ==========     ==========

(1) Includes a $1,044,000 comparative earnings decrease caused by the Company expensing certain 3-D seismic geophysical costs.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         Identifiable assets by industry segment are as follows:

                                      June 30,        December 31,
                                        1999             1998
                                      --------        ------------
Marketing ....................        $126,910        $     86,510
Transportation ...............          14,061              13,947
Oil and gas ..................           9,258              10,227
Other ........................          15,704              11,650
                                      --------        ------------
                                      $165,933        $    122,334
                                      ========        ============

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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                                 Six months ended       Three months ended
                                                    June 30,                 June   30,
                                               1999         1998         1999         1998
                                             -------      -------      -------      -------
Earnings from operations ...............     $ 4,980      $ 3,561      $ 4,099      $ 1,427
General and administrative expenses ....      (1,427)      (1,157)        (703)        (614)
Property sales and other ...............         705          108           39           --
Interest expense .......................         (43)        (146)         (13)         (81)
                                             -------      -------      -------      -------
Earnings before income taxes ...........     $ 4,215      $ 2,366      $ 3,422      $   732
                                             =======      =======      =======      =======

 Note 3 - Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The standard cannot be applied retroactively but early adoption is permitted. The Company has not yet determined the impacts of adopting SFAS No. 133; however, this standard could increase volatility in earnings and shareholder's equity through other comprehensive income.

         On January 1, 1999 the Company adopted the Emerging Issues Task Force's
(EITF) Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The effect of initial adoption on January 1, 1999 was not significant. The accompanying statement of operations includes a net charge of $471,000 to reflect a loss in marketing revenues for the current period relating to such activities. The accompanying balance sheet reflects the fair value of the trading asset or $424,000 in other current assets and the fair value of the trading liability or $895,000 in current liabilities.

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



                                               ADAMS RESOURCES & ENERGY, INC.
                                               (Registrant)


Date:    August 5, 1999                        By  /s/ K. S. Adams, Jr.
                                                  -----------------------------
                                                   K. S. Adams, Jr.
                                                   Chief Executive Officer



                                               By  /s/ Richard B. Abshire
                                                  -----------------------------
                                                    Richard B. Abshire
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number             Description
-------            -----------
27*      -         Financial Data Schedule

----------------------
*  - Filed herewith