Form 10-Q
period 1999-09-30
ADAMS RESOURCES & ENERGY INC
filed 1999-11-12
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


[X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _________________


                        Commission File Number   1-7908
                                                --------

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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at October 31, 1999 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Nine Months Ended            Three Months Ended
                                                         September 30,                September 30,
                                                  --------------------------    --------------------------
                                                     1999           1998           1999           1998
                                                  -----------    -----------    -----------    -----------

REVENUE:
   Marketing ..................................   $ 2,333,199    $ 1,394,599    $ 1,061,370    $   533,893
   Transportation .............................        25,723         24,215          8,798          7,223
   Oil & gas ..................................         2,593          4,790            877          1,274
                                                  -----------    -----------    -----------    -----------
                                                    2,361,515      1,423,604      1,071,045        542,390
                                                  -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
   Operating
     Marketing ................................     2,324,002      1,388,723      1,058,088        532,151
     Transportation ...........................        23,338         21,317          8,109          6,427
     Oil & gas ................................         1,609          2,659            557            720
   Corporate general and administrative .......         2,152          1,825            725            668
   Depreciation, depletion and amortization ...         4,947          6,288          1,652          2,036
                                                  -----------    -----------    -----------    -----------
                                                    2,356,048      1,420,812      1,069,131        542,002
                                                  -----------    -----------    -----------    -----------

Operating earnings ............................         5,467          2,792          1,914            388

Other income (expense):
   Property sales and other ...................           863             78            158            (30)
   Interest ...................................           (53)          (268)           (10)          (122)
                                                  -----------    -----------    -----------    -----------
                                                          810           (190)           148           (152)
                                                  -----------    -----------    -----------    -----------

   Earnings before income taxes ...............         6,277          2,602          2,062            236
   Income tax provision
     Current ..................................           448            770            214             68
     Deferred .................................         1,200            225            300             25
                                                  -----------    -----------    -----------    -----------
                                                        1,648            995            514             93
                                                  -----------    -----------    -----------    -----------

Net earnings ..................................   $     4,629    $     1,607    $     1,548    $       143
                                                  ===========    ===========    ===========    ===========

Basic and diluted net earnings
   per common share ...........................   $      1.10    $       .38    $       .37    $       .03
                                                  ===========    ===========    ===========    ===========

   Dividends ..................................   $        --    $        --    $        --    $        --
                                                  ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         - Marketing

         Marketing division revenues, operating earnings and significant operating statistics were as follows (in thousands, except price information):

                                  Nine Months Ended        Three Months Ended
                                    September 30,             September 30,
                               -----------------------   -----------------------
                                  1999         1998         1999         1998
                               ----------   ----------   ----------   ----------
Revenues                       $2,333,199   $1,394,599   $1,061,370   $  533,893

Operating earnings             $    6,813   $    3,542   $    2,544   $      965

Purchase Volume and
  Price Information
   Wellhead Purchases
      Per day (1)                211 Bbls     112 Bbls     244 Bbls     126 Bbls
   Average Crude
      Oil Price per Bbl        $    16.88   $    12.20   $    19.64   $    11.95

  (1) Reflects the volume of crude oil purchased from third parties at the lease level and shipped to market.

         Year-to-date September 30, 1999 and third quarter 1999 marketing revenues increased by 67% and 99%, respectively, over the comparative 1998 periods. The revenue growth resulted from increased purchase volumes together with rising crude oil prices as shown above. While marketing volumes were increasing, marketing operating earnings were able to increase at a faster rate as administration of the volume increase was substantially absorbed by the existing overhead structure. In addition, during the second quarter of 1999, the Company was selling its crude oil inventory into a market experiencing rising prices. This afforded the Company improved sales margins.

         Transportation

         Transportation revenues and operating earnings were as follows (in thousands):

                              Nine Months Ended    Increase   Three Months Ended    Increase
                                September 30,     (Decrease)    September 30,      (Decrease)
                              -----------------   ----------  ------------------   ----------
                                1999      1998                  1999       1998
                              -------   -------               -------    -------
         Revenues             $25,723   $24,215         6%    $ 8,798    $ 7,223        22%
         Operating earnings   $ 1,597   $ 2,197       (27%)   $   399    $   538       (26%)

         During the second quarter of 1999, the Company began to experience an increase in the demand for its petrochemical trucking services. This trend continued in the third quarter of 1999 as trucking revenues improved to $8,798,000 versus $7,223,000 in the prior year period. While revenue increased, operating earnings have declined in 1999 as a result of higher fuel prices and driver wage scales.

         - Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts are as follows (in thousands, except price information):

                                          Nine Months Ended        Three Months Ended
                                            September 30,             September 30,
                                       ----------------------    ----------------------
                                          1999         1998         1999         1998
                                       ---------    ---------    ---------    ---------
         Revenues                      $   2,593    $   4,790    $     877    $   1,274

         Operating earnings (loss)     $    (791)   $  (1,122)   $    (304)   $    (447)

         Volume/Price Information:
           Crude oil
             Volume                      33 Bbls      56 Bbls      12 Bbls      20 Bbls
             Average price per Bbl     $   13.58    $   12.90    $   16.79    $   11.55

             Natural gas
               Volume                  1,200 Mcf    2,180 Mcf      340 Mcf      555 Mcf
               Average price per Mcf   $    1.77    $    1.90    $    2.09    $    1.86

         Oil and gas division revenues were reduced in both the nine month and three month periods of 1999 relative to 1998 due to normal production declines. The operating loss in 1999 is reduced from the levels experienced in 1998 despite the current year volume declines. This apparent contradiction results because $1,404,000 of 3-D seismic geophysical costs were incurred and expensed in 1998, of which $360,000 was charged against third quarter 1998 earnings.

Depreciation, depletion, and amortization

         The provision for depreciation, depletion and amortization is reduced in the current quarter due to lower oil and gas production volumes.

         - Other income (expense)

         Property sales and other income of $863,000 and $78,000, respectively, resulted primarily from gains realized on the sale of forty-five truck tractors in the first quarter of 1999 and from the sale of a former gasoline service station location during the first quarter of 1998. Interest expense is reduced in

1999 because the Company used its excess cash flow to reduce its level of long-term debt.

Liquidity and Capital Resources

         Cash flow from operations before working capital items for the first nine months of 1999 totaled $10,099,000. The portion of cash flow invested in transportation operations totaled $1,564,000, while marketing equipment additions totaled $1,850,000 and $636,000 went toward oil and gas drilling. The remaining $6 million of cash flow before working capital items served to reduce bank debt and bolster cash reserves. As the marketing business continues to grow, the availability of trade credit becomes increasingly critical to the success of the Company's operations. Thus, management places great importance on maintaining a strong liquid balance sheet.

         Effective October 1, 1999, the Company formed Adams Resources Marketing, Ltd. ("ARM") to commence operations as a wholesale purchaser, distributor and marketer of natural gas. In connection with the formation of the new venture, Adams Resources hired substantially all of the personnel (approximately 20 individuals) formerly employed by H&N Gas, Ltd., a privately held natural gas marketing concern. The Company paid no cash and assumed no debt in order to complete this transaction.

         ARM's operation will focus on the purchase of natural gas at the producer level and the new venture anticipates purchasing approximately 1 BCF of natural gas per day at the wellhead. Business will be concentrated among approximately 60 independent producers with the primary production area being the offshore Gulf of Mexico region. In connection with this operation, the Company has established a separate $22 million letter of credit facility with a commercial bank. Management is currently estimating that annual revenues from this start-up venture will approximate $1 billion

         Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for additional discussion of the Company's bank relationships and other matters.

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

         The Company has completed a review of its key computer systems and has implemented certain new operating systems applications necessary to resolve potential year 2000 compliance issues. As of September 30, 1999, the Company had incurred and expensed approximately $200,000 of costs to become year 2000 compliant. As of November 1, 1999, the Company believes that all of its entered systems are year 2000 compliant.

         The Company has communicated with software vendors, business partners and others with which it conducts business to provide assurances that their systems will be year 2000 compliant. Adams could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. Contingency planning is included in this assessment to identify arrangements to mitigate the impact of disruptions from outside sources.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                          September 30,    December 31,
                                                              1999             1998
                                                          -------------    ------------
                                                           (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ..........................     $  38,194      $  10,215
   Accounts receivable, net ...........................       161,749         73,864
   Inventories ........................................         6,950          8,288
   Prepaid and other ..................................         1,017            801
                                                            ---------      ---------

                Total current assets ..................       207,910         93,168
                                                            ---------      ---------

Property and equipment ................................        64,348         64,019
   Less - accumulated depreciation,
          depletion and amortization ..................       (38,106)       (36,226)
                                                            ---------      ---------
                                                               26,242         27,793
                                                            ---------      ---------

Other assets ..........................................           177          1,373
                                                            ---------      ---------
                                                            $ 234,329      $ 122,334
                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................     $ 183,160      $  78,444
   Accrued and other liabilities ......................         8,505          3,869
                                                            ---------      ---------

          Total current liabilities ...................       191,665         82,313

Long-term debt, less current maturities ...............         6,000          9,100
Deferred taxes and other liabilities ..................         1,979            865
                                                            ---------      ---------
                                                              199,644         92,278

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding ....................            --             --
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares
      outstanding .....................................           422            422
  Contributed capital .................................        11,693         11,693
  Retained earnings since December 31, 1992 ...........        22,570         17,941
                                                            ---------      ---------
         Total shareholders' equity ...................        34,685         30,056
                                                            ---------      ---------
                                                            $ 234,329      $ 122,334
                                                            =========      =========


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     Nine Months Ended
                                                                        September 30,
                                                                 ------------------------
                                                                    1999           1998
                                                                 ---------      ---------
CASH PROVIDED (USED) BY OPERATIONS:
  Net earnings .............................................     $   4,629      $   1,607
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ...............         4,947          6,288
    Deferred income taxes ..................................         1,200             --
    Gain on sale of properties .............................          (590)           (78)
    Other, net .............................................           (87)          (522)
  Decrease (increase) in accounts receivable ...............       (87,885)         3,110
  Decrease (increase) in inventories .......................         1,338           (316)
  Decrease (increase) in prepaid and other .................          (216)           622
  Increase (decrease) in accounts payable ..................       104,716           (719)
  Increase (decrease) in accrued liabilities ...............         4,636            257
                                                                 ---------      ---------

    Net cash provided (required) by operating activities ...        32,688         10,249
                                                                 ---------      ---------

INVESTING ACTIVITIES:
  Property and equipment additions .........................        (4,050)        (7,534)
  Proceeds from property sales .............................         1,245            170
  Recovery of escrow cash ..................................         1,196             --
                                                                 ---------      ---------

    Net cash provided by (used in) investing activities ....        (1,609)        (7,364)
                                                                 ---------      ---------

FINANCING ACTIVITIES:
   Borrowings from bank ....................................            --            900
   Repayment of debt .......................................        (3,100)           (71)
                                                                 ---------      ---------

   Net cash provided by (used in) financing activities .....        (3,100)           829
                                                                 ---------      ---------

Increase (decrease) in cash and cash equivalents ...........        27,979          3,714

Cash at beginning of period ................................        10,215          6,496
                                                                 ---------      ---------

Cash at end of period ......................................     $  38,194      $  10,210
                                                                 =========      =========

Supplemental disclosure of cash flow information:

  Interest paid during the period ..........................     $      53      $     268
                                                                 =========      =========

  Income taxes paid during the period ......................     $     651      $     550
                                                                 =========      =========


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at September 30, 1999 and December 31, 1998 and results of operations and cash flows for the nine months ended and three months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Long-term debt

         The Company has amended its revolving bank loan agreements to extend the initial maturity date from October 27, 2000 to October 27, 2001. All other terms of the bank loan facility remain substantially unchanged.

Note 3 - Segment Reporting

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective January 1, 1998. Under this new standard, companies are required to report certain information about operation segments in consolidated statements. Operating segments are determined based on the method by which management organizes its business for making operating decisions and assessing performance.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         The Company is primarily engaged in the business of crude oil and petroleum products marketing, transportation, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                                        Depreci-
                                                                         ation,
                                                     Earnings           Depletion     Property
                                                      (Loss)              and            and
                                                       from              Amorti-      Equipment
                                      Revenues      Operations           zation       Additions
                                     ----------     ----------         ----------     ----------
For the nine months ended
September 30, 1999
   Marketing ....................    $2,333,199     $    6,813         $    2,384     $    1,850
   Transportation ...............        25,723          1,597                788          1,564
   Oil and gas ..................         2,593           (791)             1,775            636
                                     ----------     ----------         ----------     ----------
                                     $2,361,515     $    7,619         $    4,947     $    4,050
                                     ==========     ==========         ==========     ==========

For the nine months ended
September 30, 1998
   Marketing ....................    $1,394,599     $    3,542         $    2,334     $    2,281
   Transportation ...............        24,215          2,197                701          2,464
   Oil and gas ..................         4,790         (1,122)(1)          3,253          2,789
                                     ----------     ----------         ----------     ----------
                                      1,423,604     $    4,617         $    6,288     $    7,534
                                     ==========     ==========         ==========     ==========

For the three months ended
September 30, 1999
   Marketing ....................    $1,061,370     $    2,544         $      738     $      830
   Transportation ...............         8,798            399                290            619
   Oil and gas ..................           877           (304)               624            370
                                     ----------     ----------         ----------     ----------
                                     $1,071,045     $    2,639         $    1,652     $    1,819
                                     ==========     ==========         ==========     ==========

For the three months ended
September 30, 1998
   Marketing ....................    $  533,893     $      965         $      778     $      534
   Transportation ...............         7,223            538                257          1,006
   Oil and gas ..................         1,274           (447)(1)          1,001          1,532
                                     ----------     ----------         ----------     ----------
                                     $  542,390     $    1,056         $    2,036     $    3,072
                                     ==========     ==========         ==========     ==========

     (1) Includes a $1,404,000 earnings decrease caused by the Company expensing certain 3-D seismic geophysical costs.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         Identifiable assets by industry segment are as follows (in thousands):

                                               September 30,       December 31,
                                                   1999                1998
                                               -------------       ------------
   Marketing ........................            $171,889            $ 86,510
   Transportation ...................              14,684              13,947
   Oil and gas ......................               9,292              10,227
   Other ............................              38,464              11,650
                                                 --------            --------
                                                 $234,329            $122,334
                                                 ========            ========

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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                             Nine months ended         Three months ended
                                                September 30,             September 30,
                                            --------------------      --------------------
                                             1999         1998         1999         1998
                                            -------      -------      -------      -------
Earnings from operations ..............     $ 7,619      $ 4,617      $ 2,639      $ 1,056
General and administrative expenses ...      (2,152)      (1,825)        (725)        (668)
Property sales and other ..............         863           78          158          (30)
Interest expense ......................         (53)        (268)         (10)        (122)
                                            -------      -------      -------      -------
Earnings before income taxes ..........     $ 6,277      $ 2,602      $ 2,062      $   236
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

         On January 1, 1999 the Company adopted the Emerging Issues Task Force's
(EITF) Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The effect of initial adoption on January 1, 1999 was not significant. The accompanying statements of operations include a net credit of $462,000 to reflect income from marketing operations for the current period relating to such activities. The accompanying balance sheet reflects the fair value of the trading asset or $1,368,000 in other current assets and the fair value of the trading liability or $906,449 in current liabilities.

Note 4 - Subsequent Event

         Effective October 1, 1999, the Company formed Adams Resources Marketing, Ltd. ("ARM") to commence operations as a wholesale purchaser, distributor and marketer of natural gas. In connection with the formation of the new venture, Adams Resources hired substantially all of the personnel (approximately 20 individuals) formerly employed by H&N Gas, Ltd., a privately held natural gas marketing concern. The Company paid no cash and assumed no debt in order to complete this transaction.

         ARM's operation will focus on the purchase of natural gas at the producer level and the new venture anticipates purchasing approximately 1 BCF of natural gas per day at the wellhead. Business will be concentrated among approximately 60 independent producers with the primary production area being the offshore Gulf of Mexico region. In connection with this operation, the Company has established a separate $22 million letter of credit facility with a commercial bank. Management is currently estimating that annual revenues from this start-up venture will approximate $1 billion.

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

                                       ADAMS RESOURCES & ENERGY, INC.
                                       (Registrant)




                                       By /s/ K. S. Adams,Jr.
                                          --------------------------------------
                                          K. S. Adams, Jr.
                                          Chief Executive Officer



                                       By /s/ Richard B.Abshire
                                          --------------------------------------
                                          Richard B. Abshire
                                          Chief Financial Officer



Date: November 10, 1999
      -----------------

                                  EXHIBIT INDEX


Exhibit
Number             Description
-------            -----------
27*      -         Financial Data Schedule

--------

*  - Filed herewith