Form 10-K405
period 1999-12-31
ADAMS RESOURCES & ENERGY INC
filed 2000-03-17
CIK 2178

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the Fiscal Year ended December 31, 1999

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the Transition Period from        to
                                         ------    ------

                         Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     74-1753147
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

    5 POST OAK PARK STE. 2700
    HOUSTON, TEXAS                                        77027
(Address of Principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (713) 881-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class           Name of each exchange on which registered
--------------------------------   ---------------------------------------------
  COMMON STOCK, $.10 PAR VALUE               AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days. YES   X   NO
                                              -----    ----

     A total of 4,217,596 shares of Common Stock were outstanding at March 14, 2000.

     The aggregate market value of the voting stock held by nonaffiliates as of March 14, 2000 was $23,361,693.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2000 are incorporated by reference in Part III.

                                     PART I


Items 1 and 2.  BUSINESS AND PROPERTIES.

General

     Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.

     The revenues and operating earnings for each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 1999 are set forth in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein.

Marketing

     Through its subsidiary, GulfMark Energy, Inc., the Company purchases crude oil at the wellhead and arranges transportation to refiners and other customers. The crude oil is transported via common carrier pipeline, barge or truck. Activity is primarily concentrated offshore Louisiana and onshore in Texas. Wellhead purchases of crude oil currently approximate 275,000 barrels per day. As part of this business, the Company operates 55 tractor-trailer rigs and maintains over 100 pipeline inventory locations or injection stations. In addition, the Company owns and operates a 7.5 mile 6 inch crude oil gathering pipeline in the Louisiana offshore, Ship Shoal area. Two separate crude oil pipeline systems in the Gulf Coast region of Texas are also owned and operated by the Company.

     Effective October 1, 1999, the Company formed Adams Resources Marketing, Ltd. (ARM) to commence operations as a wholesale purchaser, distributor and marketer of natural gas. In connection with the formation of the new venture, Adams Resources hired substantially all of the personnel (approximately 20 individuals) formerly employed by H&N Gas, Ltd., a privately held natural gas marketing concern. ARM's focus is on the purchase of natural gas at the producer level and the Company anticipates purchasing approximately 1 BCF of natural gas per day at the wellhead. Business is concentrated among approximately 60 independent producers with the primary production area being the offshore Gulf of Mexico region.

     Crude oil and natural gas is generally purchased at indexed prices that fluctuate with market conditions. The product is transported and either sold outright at the field level or buy-sell arrangements (trades) are made in order to minimize transportation costs or maximize the sales price. Except in certain situations where back-to-back fixed price trades are in place, the contracted sales price is also pegged to an index that fluctuates with market conditions. This reduces the Company's loss exposure from sudden changes in commodity prices. A key element of profitability is the differential between market prices at the field level and at the various trade points. Such price differentials vary with local supply and demand conditions. Unforeseen fluctuations in price differentials can impact financial results either favorably or unfavorably. In addition, through its trading activities, the Company attempts to capture additional margins that may exist between the futures market and cash market pricing. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

     Operating results are sensitive to a number of factors. Such factors include commodity location, grades or types of crude oil, individual customer demand for specific grades or location of product, localized area market price structures, availability of transportation facilities, and timing and costs involved in delivering the commodity to customers. The term "basis risk" is generally utilized in the industry to describe the inherent market price risk created when a commodity of a certain location or grade is purchased, sold or exchanged versus a purchase, sale or exchange of a like commodity of varying location or grade. The Company attempts to reduce its exposure to basis risk by grouping its purchase and sale activities by geographical region in order to stay balanced within such designated region. However, there can be no assurance that all basis risk is eliminated.

     Crude oil and natural gas marketing revenues totaled $3.9 billion for 1999 and the Company believes alternative customers are available should any of its customers reduce the level of their purchases.

     Through its subsidiary, Ada Resources, Inc., the Company markets branded and unbranded refined petroleum products, such as gasoline and diesel fuel. The marketing service area includes primarily metropolitan Houston and the surrounding one hundred miles. Purchases are made at the suppliers' established jobber prices with such prices generally being lower than the Company's sales price to its customers. The Company is also a supplier of industrial lubricants, oils and greases. The primary product distribution and warehousing facility is located on 5.5 owned acres in Houston, Texas. This property includes a 60,000 square foot warehouse, 11,000 square feet of office space, bulk storage for 25,000 gallons of motor fuels and a storage facility for 200,000 gallons of lubricating oil.

     Petroleum products marketing revenues totaled $39 million for 1999 and the Company believes alternative customers are available should any of its customers reduce the level of their purchases.

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

     The Company presently operates 270 truck tractors and 388 tank trailers and maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as St. Gabriel, Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at the Houston terminal facility. This terminal is situated on 22 owned acres and includes maintenance facilities, an office building and a six bay internal tank washrack and water treatment system. The Company's St. Gabriel, Louisiana terminal is situated on 11.5 owned acres and includes an office building, maintenance bays and a tank cleaning facility.

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

Oil and Gas Exploration and Production

     The Company is actively engaged in the exploration and development of domestic oil and gas properties primarily in the state of Texas. Exploration offices are maintained at the Company's headquarters in Houston and the Company holds an interest in 256 wells, of which 58 are Company-operated.

     Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 1999. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

                Oil Wells           Gas Wells          Total Wells
                ---------           ---------          -----------
              Gross     Net       Gross     Net      Gross       Net
              -----    -----      -----    ----      -----      -----
Texas          99      16.36       22      5.94       121       22.30


Other         112       4.65       23      2.83       135        7.48
              ---      -----       --      ----       ---       -----
              211      21.01       45      8.77       256       29.78
              ===      =====       ==      ====       ===       =====


     Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 1999.

                    Developed Acreage       Undeveloped Acreage
                    -----------------       -------------------
                     Gross      Net          Gross        Net
                    ------    ------         ------      ------
     Texas          55,516    10,552         83,400      7,560

     Other           7,196     1,777          8,003      1,559
                    ------    ------         ------      -----
                    62,712    12,329         91,403      9,119
                    ======    ======         ======      =====

     Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 1999. All drilling activity was offshore Louisiana or onshore in Texas and Louisiana.

                                    1999                    1998                    1997
                               ------------            ------------            ------------
                               Gross    Net            Gross    Net            Gross    Net
                               -----    ---            -----    ---            -----    ---
Exploratory wells drilled
  - Productive                     1    .06                1    .13              -        -
  - Dry                            5    .64                1    .13              -        -

Development wells drilled
  - Productive                    10    .44               10   1.82             14     1.99
  - Dry                            2    .15                -      -              -        -

     Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 1999, are presented in the table below.

                                                       December 31,
                                                --------------------------
                                                1999       1998       1997
                                                ----       ----       ----
                                                      (In thousands)

Crude oil (Barrels)                              597        195        211
Natural gas (Mcf)                              7,387      9,248      9,761
Future net cash flows                        $21,848    $12,710    $18,468
Present value of future net cash flows       $13,011    $ 7,606    $13,644


     The estimates of the Company's oil and gas reserves and future net revenues therefrom as of December 31, 1999, were made by the Company's petroleum engineers. The reserve estimates provided at December 31, 1999 are based on year-end market prices of $24.06 per barrel for crude oil and $2.36 per Mcf for natural gas.

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

     The Company's net oil and gas production for the three years ended December 31, 1999 has been as follows:

                Years Ended             Crude Oil       Natural
                December 31,            (Barrels)       Gas (Mcf)
                ------------            ---------       ---------

1999  ............................      42,000          1,435,000
1998  ............................      68,000          2,552,000
1997  ............................      62,000          3,795,000

     Certain financial information relating to the Company's oil and gas activities is summarized as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                         1999     1998    1997
                                                        -----     ----    ------

Average oil and condensate
        sales price per Bbl .........................   $16.27   $12.37   $19.88
Average natural gas
        sales price per Mcf .........................   $ 1.92   $ 1.89   $ 2.29
Average production cost,
        per equivalent Bbl, charged to expense ......   $ 4.35   $ 3.13   $ 2.62

     The average crude oil and natural gas sales price received for December 1999 production was $23.09 per barrel and $2.19 per Mcf, respectively.

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

Employees and other

     At December 31, 1999 the Company employed 643 persons, 16 of whom were employed in oil and gas exploration and production, 244 in the marketing of crude oil, natural gas and petroleum products, 377 in transportation operations and 6 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

     The Company leases approximately 12,000 square feet of office space for its executive offices located at 5 Post Oak Park, Suite 2700, Houston, Texas.

Competition

     In all phases of its operations, the Company encounters strong competition from a number of entities. Many of these competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company faces competition principally in pricing and quality of service. In its oil and gas operation, the Company also competes for the acquisition of mineral properties. The Company's marketing division competes with integrated oil companies which in some cases own or control refining and marketing facilities. These major oil companies may offer their products to others on more favorable terms than those available to the Company.

     From time to time in recent years, there has been supply imbalances for crude oil and natural gas in the marketplace. This in turn has led to significant fluctuations in prices for crude oil and natural gas. As a result, there is a high degree of uncertainty regarding the future market price for crude oil and natural gas.

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

Forward-Looking Statements--Safe Harbor Provisions

     This annual report for the year ended December 31, 1999 contains certain forward-looking statements which are intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions
(a) Production and Reserve Information, (b) Competition, (c) Regulatory Status and Potential Environmental Liability, (d) Management's Discussion and Analysis of Financial Condition and Results of Operations, (e) Use of Estimates, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Commitments and Contingencies, and (i) Supplementary Financial Data, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Historically, the Federal government has instituted a number of regulations designed to control and limit the market price for crude oil and/or natural gas. Under the current market conditions and the recent deregulation practices of the federal government, this area of federal law does not generally impact the Company's operations.

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company's facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s) which could materially and adversely affect the Company's business. While the company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, the Company, given the nature of its business, is subjected to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company. At December 31, 1999, the Company had no unresolved environmental issues for which an accounting accrual is necessary.

Item 3.  LEGAL PROCEEDINGS

     The Company's subsidiary, Ada Crude Oil Company (Ada), has been named as one of sixty-three defendants in a lawsuit styled The State of Texas et al vs Amerada Hess Corporation. The suit alleges, among other claims, that the defendants as "common purchasers of oil" discriminated against the plaintiffs in favor of the defendants' own production and that of others. The plaintiffs also seek class certification. In response, the Company has filed a general denial and has asserted a number of affirmative defenses. Attorneys for the plaintiff reviewed Ada's response and subsequently informed the Company that Ada has been recommended for dismissal from the lawsuit. This recommendation is currently under review by the plaintiffs, and the plaintiffs appear favorably disposed to such dismissal. The Company will continue to vigorously contest this matter and does not expect it to have a significant adverse effect on its financial position or results of operations.

     In the normal course of business, the Company becomes involved in litigation incident to operations. In management's opinion, the ultimate resolution of all litigation matters and disputes will not have a material adverse impact on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

        None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The persons who are currently serving as executive officers of the Company, their ages and the positions they hold with the Company are as follows:

        Name            Age             Positions with the Company
------------------      ---      -----------------------------------------------
K. S. Adams, Jr.        77       Chairman, President and Chief Executive Officer
Claude H. Lewis         56       Vice President-Land Transportation
Richard B. Abshire      47       Vice President-Finance
David B. Hurst          46       Secretary

     Each officer has served in his present position for at least five years. No family relationship exists between any of the officers. Mr. Hurst is a partner in the law firm of Chaffin & Hurst.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 1998.

                                         American Stock Exchange
                                         -----------------------
Year                                        High          Low
----                                        ----          ---

1998
  First Quarter                           14-9/16        11-5/8
  Second Quarter                           14-3/4        11-1/8
  Third Quarter                           11-9/16         6-3/8
  Fourth Quarter                            8-7/8         5-1/4

1999
  First Quarter                             7-1/4         5-7/8
  Second Quarter                            8-1/2       5-13/16
  Third Quarter                            11-1/4         7-5/8
  Fourth Quarter                         10-13/16         7-7/8

     At December 31, 1999 there were 765 holders of record of the Company's common stock and the closing price was $8-1/2 per share.

     The terms of the Company's bank loan agreement require the Company to retain at least 50% of annual net income as an addition to total shareholders' equity, thus such amount would be available for payment of cash dividends on the Company's common stock.

     On each of December 15, 1999, 1998 and 1997, the Company paid an annual cash dividend of $.10 per common share to all holders of its common stock of record on December 1st of each year. Such dividends aggregated $422,000 for each year.

Item 6.   SELECTED FINANCIAL DATA



                   FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA


                                                       Years Ended December 31,
                                 --------------------------------------------------------------------------
                                      1999          1998             1997            1996          1995
                                 -----------    -----------       -----------    -----------    -----------
                                                  (In thousands, except per share data)

Revenues:
  Marketing ...................  $3,956,477    $ 1,936,358       $ 1,921,486    $ 1,466,736    $   803,669
  Transportation ..............      35,559         32,145            31,970         21,282         21,390
  Oil and gas .................       3,441          5,689             9,904          9,061          6,378
                                 -----------    -----------       -----------    -----------    -----------
                                 $ 3,995,477    $ 1,974,192       $ 1,963,360    $ 1,497,079    $   831,437
                                 ===========    ===========       ===========    ===========    ===========
Operating earnings:
  Marketing ...................  $    10,424    $     4,478       $     1,382    $     5,816    $     2,496
  Transportation ..............        2,878          3,474             5,225          2,356          2,045
  Oil and gas .................         (520)        (1,840)(1)         4,038          3,711         (1,410)(1)
  General and administrative ..       (4,819)         2,738            (2,578)        (2,783)        (2,176)
                                 -----------    -----------       -----------    -----------    -----------
                                       7,963          3,374             8,067          9,100            955
Other income (expense):
  Property sales and other ....        1,182            420               813            142          1,134
  Interest ....................          (75)          (327)             (318)          (477)          (526)
                                 -----------    -----------       -----------    -----------    -----------
Earnings before income taxes ..        9,070          3,467             8,562          8,765          1,563

Income tax provision
  Current .....................        1,740            226             1,092            624            100
  Deferred ....................          943            901             1,737          2,500            238
                                 -----------    -----------       -----------    -----------    -----------
                                       2,683          1,127             2,829          3,124            338
                                 -----------    -----------       -----------    -----------    -----------
Net earnings ..................  $     6,387    $     2,340       $     5,733    $     5,641    $     1,225
                                 ===========    ===========       ===========    ===========    ===========

Basic and diluted earnings per
  common share ................  $      1.51    $       .55       $      1.36    $      1.34    $       .29
                                 ===========    ===========       ===========    ===========    ===========


FINANCIAL POSITION

Working capital ...............  $    19,438    $    10,855       $     8,694    $    10,484    $     5,115
Total assets ..................      293,048        122,334           114,283        110,882         80,917
Long-term debt, net of
  current maturities ..........        9,900          9,100             6,900          6,171         10,589
Shareholders' equity ..........       36,021         30,056            28,138         22,760         15,678
Dividends on common shares ....          422            422               422            292            207

----------------------

(1) The oil and gas operating loss for 1998 and 1995 resulted principally from a write-down of oil and gas properties due to reduced prices for crude oil and natural gas and, in 1998, additional 3D seismic expense.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          -  Marketing

     Marketing segment profitability is dependent upon the spread between the price paid to suppliers for the commodity purchased (i.e., crude oil, natural gas or refined products) and the sales price to the end market customer, less distribution costs. Since the Company is marketing a commodity, the gross purchase price at the supplier level and the gross sales price at the customer level tend to move in unison. However, the spread between purchase and sales contracts will vary with localized supply and demand conditions. In a commodity business, operating margins as a percentage of gross revenues are typically very narrow; e.g., less than 1/2 of 1% in the case of crude oil and natural gas. As a small margin, high volume business, a relatively minor change in the spread can have a significant impact on earnings.

     The Company's marketing revenues and operating earnings are derived primarily from the purchase and sale of crude oil and natural gas. The strategy for this operation is to link purchase and sales contracts to established quotations that move with general market trends. Thus, the Company is insulated from the impact of general movements in hydrocarbon prices. While the Company policy is designed to minimize market risk, some degree of exposure to unforeseen market conditions remains.

     Marketing division revenues, operating earnings and significant operating statistics were as follows (in thousands except barrel and price information):

                                                         Wellhead Purchases
                                                             per day(1)
                                                   ------------------------------
                                      Operating       Crude          Natural
                          Revenues     Earnings        Oil            Gas(2)
                         ----------   ----------   ------------   ---------------
        1999 .........   $3,956,477   $   10,424   228,000 bbls   255,000 mmbtu's
        1998 .........   $1,936,358   $    4,478   136,000 bbls    54,000 mmbtu's
        1997 .........   $1,921,486   $    1,382    76,000 bbls               --

(1) Reflects the volume purchased from third parties at the lease level and shipped to market.
(2)  Operations commenced June 1, 1998.

     Gross revenues for 1999 increased significantly due to both increased purchase volumes and price. The volume increase came through aggressive marketing efforts while world crude oil prices rose steadily during 1999 to a year-end value of approximately $26 per barrel. Crude oil prices began 1997 at the $25 per barrel level, falling to the $17 range by year-end 1997, with a further drop to $10 per barrel at the end of 1998. Thus for 1998 comparative revenues, volume growth was offset by falling prices.

     Because of the effect on the value of crude oil inventory, 1999 operating earnings benefited from the general increase in crude oil prices. In contrast, both 1998 and 1997 were adversely affected by falling prices and the resulting impact on inventory carrying values. When crude oil prices fell at year-end 1997, and again at year-end 1998, the Company recognized inventory valuation declines of $1.3 million and $1.1 million, respectively. As of December 31, 1999 the Company carried in inventory approximately 767,000 barrels of crude oil inventory at approximately $25.75 per barrel.

        Effective October 1, 1999, the Company significantly expanded the natural gas portion of its marketing business with the hiring of 20 additional personnel. Currently, the Company is purchasing at the lease approximately 930,000 mmbtu's of natural gas per day. The natural gas business contributed $198 million to 1999 revenues and $966,000 to 1999 operating earnings before general and administrative expense. This positive impact on operating earnings was substantially offset however, by a 1999 charge of $765,000 to cover a shortfall of guaranteed throughout volumes on certain offshore crude oil pipeline systems.

                - Transportation

                Transportation revenues and operating earnings were as follows (in thousands):

                                                   Revenues                  Operating Earnings
                                             ---------------------         ----------------------
                                                         Percentage                     Percentage
                                             Amount      Change(1)         Amount       Change(1)
                                             ------      ---------         ------       ---------
1999 ....................................... $35,559        11%            $2,878         (17)%
1998 ....................................... $32,145         1%            $3,474         (33)%
1997 ....................................... $31,970        50%            $5,225         122 %

    (1) Represents the percentage increase (decrease) from the prior year.


        Historically, the Company has achieved transportation revenue growth through increased customer demand for its services. Growing customer demand necessitated expanding both the Company's fleet and terminal capacity. In order to maintain high level service, it is necessary to first build the infrastructure prior to servicing a greater volume of business. Because of increased fixed costs, operating margins were adversely impacted in 1999 and 1998 in spite of revenue growth. In addition, 1999 experienced an approximate 4 percent increase in wage rates and a 25 percent increase in fuel costs.

        As presently configured, the Transportation division's fixed costs are approximately $18.5 million per year and consist primarily of tractor-trailer rentals, insurance, depreciation and terminal operating expenses. Variable costs, which typically approximate 33 percent of gross revenues, consist primarily of drivers' wages and fuel. As a result of varying demand conditions, revenues and operating earnings may experience significant variations between periods.


                - Oil and Gas

        Oil and gas division revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices. Comparative amounts are as follows (in thousands except average price data):


                                                                  Crude Oil                    Natural Gas
                                            Operating       ---------------------         ---------------------
                                            Earnings                      Average                       Average
                              Revenues       (Loss)         Barrels        Price          Mcfs           Price
                              --------      --------        -------       -------         ----          -------
1999 .......................  $ 3,441        $  (520)         42           $16.27         1,436          $1.92
1998 .......................  $ 5,689        $(1,840)         68           $12.37         2,552          $1.89
1997 .......................  $ 9,904        $ 4,038          62           $19.88         3,775          $2.29

        As reflected in the table above, oil and gas revenues and operating earnings are reduced primarily as a result of lower natural gas production volumes. Operating earnings for 1998 also included a $1.4 million expense for 3D seismic costs and an approximate $1 million write-down in the carrying value of certain oil and gas properties resulting from year-end price declines.

Other Income (Expense)

        General and administrative expenses increased in 1999 because the Company hired additional personnel to handle the doubling of volumes within the Company's crude oil marketing operation, plus the significant expansion of the Company's natural gas marketing operation.

        Property sales and other income for 1999 includes a $617,000 gain from the sale of forty-five truck-tractors and $565,000 of interest income while 1998 includes $179,000 of interest income and $182,000 in gains from various property and equipment sales. Other income for 1997 includes $179,000 of interest income, a $400,000 recovery from an insurance carrier and a $230,000 gain realized on the sale of twenty-one truck tractors. Interest expense is reduced in 1999 because generally favorable cash flow enabled full payment of working capital debt during substantial portions of the year.


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

                                                        1999            1998            1997
                                                     ----------      ----------      ----------
                                                                   (In thousands)
Net earnings ...................................     $    6,387      $    2,340      $    5,733
Depreciation, depletion & amortization .........          6,071           8,606           5,914
Deferred taxes and other .......................            802             398           1,118
                                                     ----------      ----------      ----------
Cash flow before working capital items .........         13,260          11,344          12,765
Other cash sources (uses) ......................         (5,703)           (573)          1,198
                                                     ----------      ----------      ----------
Property and equipment additions ...............     $    7,557      $   10,771      $   13,963
                                                     ==========      ==========      ==========



        Historically, the Company's operating earnings from its diversified operations have been stable and reliable. Management relies on the continued stability of this earnings stream in making capital project decisions. All capital projects are divided into manageable segments and the timing of their implementation is accelerated or delayed based on current cash flows.

        The balancing factor for the Company's short term cash needs is the Company's bank line of credit. For the past five years the Company has periodically borrowed up to $7-10 million on its bank line of credit. Day-to-day fluctuations in cash flow needs are accommodated by daily borrowing or repayments on the line of credit. While the Company's bank line of credit is fully secured, the bank is primarily relying on the Company's ability to generate cash flow from continuing operations for repayment. At year-end 1999, the Company's bank debt outstanding of $9.9 million was more than offset by cash balances of $24.1 million.

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

        Due to the high volume of the Company's transactions, the components of working capital such as accounts receivable and accounts payable can fluctuate dramatically from day to day. No particular significance should be ascribed to such variations. A key factor that provides order and discipline for cash flow is the practice of the crude oil industry to settle all accounts by cash payment on the 20th of the month following inception of the transaction. A similar procedure exists for the natural gas industry with cash settlement on the 25th of the month. Since 90% of the Company's business is tied to crude oil and natural gas marketing, this settlement process is critical. The Company relies on payments received from its customers to satisfy the requirements to pay its suppliers on the same day. See Note 4 to Consolidated Financial Statements for a discussion of "Concentration of Credit Risk."

  Banking Relationships

        The Company's bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate minus 1%. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The working capital loan provides for borrowings up to $7,500,000 based on 80% of eligible accounts receivable and 50% of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 1999 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $3,000,000, with the next scheduled redetermination date being September 1, 2000. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. The line of credit loans are scheduled to expire on October 27, 2001, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of December 31, 1999, bank debt outstanding under the Company's two revolving credit facilities totaled $9,900,000, with letters of credit outstanding totaling $25,000.

        The Company's GulfMark subsidiary maintains a separate banking relationship in order to support its crude oil purchasing activities. GulfMark has established a bank letter of credit facility that is maintained on a month-to-month basis in order to secure the purchase of crude oil. In addition to providing letters of credit, GulfMark's banking institution will also finance up to $5,000,000 of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of December 31, 1999 the Company had $19.8 million of crude oil inventory eligible for collateral. However, no amounts were outstanding under this facility. In addition to the GulfMark letter of credit facility, the Company's Adams Resources Marketing Ltd group maintains a separate letter of credit facility to support natural gas marketing activities.

  Investment Activities

        During 1999, the Company invested approximately $2 million in oil and gas projects, $2.1 million for expansion of its truck terminals and fleet and $3.5 million was invested in facilities, trucks and equipment for the Company's marketing operations. Oil and gas exploration and development efforts continue and the Company plans to invest approximately $5 million toward such projects in 2000. An additional $2 million is anticipated to be invested during 2000 toward the Company's marketing and transportation activities.

        During 1999, the Company entered into certain operating lease transactions in order to acquire 45 tractors and 33 trailers for use in its common carrier fleet. Further, during 2000 the Company anticipates entering into certain operating lease transactions in order to acquire approximately 45 additional tractors for use in its trucking fleet. Annual lease costs associated with the planned 2000 additions are estimated to be $650,000.


    Year 2000 Computer Systems

        Many previously installed computer systems and software products had been coded to accept only two digit entries in the date code field. For the year 2000, these date code fields would need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies needed to be upgraded to comply with such "Year 2000" requirements. During 1999, the Company completed a review of its key computer systems and implemented certain new operating systems applications to resolve potential year 2000 compliance issues. Total costs incurred and expensed by the Company to complete its year 2000 upgrades were approximately $200,000. The Company experienced no other adverse effects associated with this matter and does not anticipate any other significant costs related to the year 2000 issue.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

Interest Rate Risk

        Total long-term debt at December 31, 1999 included $9,900,000 of floating rate debt. As a result, the Company's annual interest costs in 2000 will fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of December 31, 1999. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the fiscal year ending December 31, 1999.

Commodity Price Risk.

        The Company's major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas. Commodity price risk in the Company's marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. As part of its marketing operations, the Company enters into forward contracts to minimize the impact of market fluctuations on its purchases of crude oil and natural gas. The Company also enters into natural gas price support contracts with certain customers to secure a floor price on the purchase of certain natural gas supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. The forward contracts are no longer than one year in duration. The Company monitors all commitments and positions and endeavors to maintain a balanced portfolio.

        Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. Gas price realizations ranged from a monthly low of $1.78 per Mcf to a monthly high of $2.41 per Mcf during 1999. Oil prices ranged from a low of $10.50 per barrel to a high to $26.10 per barrel during the same period.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Item 8.

                                                                 Page
                                                                 ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ...................     II-10

FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of
       December 31, 1999 and 1998 ..........................     II-11

     Consolidate Statement of Earnings for
       the Years Ended December 31, 1999,
       1998 and 1997 .......................................     II-12

     Consolidated Statement of Shareholders'
       Equity for the Years Ended
       December 31, 1999, 1998, and 1997 ...................     II-13

     Consolidated Statement of Cash Flows
       for the Years Ended December 31,
       1999, 1998 and 1997 .................................     II-14

     Notes to Consolidated Financial Statements ............     II-15

     Supplementary Financial Data ..........................     II-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Adams Resources & Energy, Inc.:

     We have audited the accompanying consolidated balance sheet of Adams Resources & Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                       ARTHUR ANDERSEN LLP


Houston, Texas
March 14, 2000

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                       December 31,
                                                                 ------------------------
                          ASSETS                                   1999            1998
                                                                 ---------      ---------

CURRENT ASSETS:
        Cash and cash equivalents                                $  24,137      $  10,215
        Accounts receivable, net                                   216,978         73,864
        Inventories                                                 21,475          8,288
        Prepaids                                                     1,635            801
                                                                 ---------      ---------
                Total current assets                               264,225         93,168
                                                                 ---------      ---------
PROPERTY AND EQUIPMENT:
        Marketing                                                   20,406         17,491
        Transportation                                              16,022         14,906
        Oil and gas (successful efforts method)                     30,708         31,523
        Other                                                           99             99
                                                                 ---------      ---------
                                                                    67,235         64,019
        Less - Accumulated depreciation, depletion
                and amortization                                   (38,590)       (36,226)
                                                                 ---------      ---------
                                                                    28,645         27,793
                                                                 ---------      ---------

OTHER ASSETS                                                           178          1,373
                                                                 ---------      ---------
                                                                 $ 293,048      $ 122,334
                                                                  ========       ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                         $ 236,481      $  78,444
        Accrued and other liabilities                                8,306          3,869
                                                                 ---------      ---------
               Total current liabilities                           244,787         82,313

LONG-TERM DEBT                                                       9,900          9,100

DEFERRED TAXES AND OTHER LIABILITIES                                 2,340            865
                                                                 ---------      ---------
                                                                   257,027         92,278
                                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
        Preferred stock, $1.00 par value, 960,000
                shares authorized, none outstanding                     --             --
        Common stock, $.10 par value, 7,500,000 shares
                authorized, 4,217,596 issued and outstanding           422            422
        Contributed capital                                         11,693         11,693
        Retained earnings since December 31, 1992                   23,906         17,941
                                                                 ---------      ---------
                Total shareholders' equity                          36,021         30,056
                                                                 ---------      ---------
                                                                  $293,048       $122,334
                                                                  ========       ========


   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Years Ended December 31,
                                                 --------------------------------------------
                                                     1999            1998             1997
                                                 -----------     -----------      -----------
REVENUES:
  Marketing                                      $ 3,956,477     $ 1,936,358      $ 1,921,486
  Transportation                                      35,559          32,145           31,970
  Oil and gas                                          3,441           5,689            9,904
                                                 -----------     -----------      -----------
                                                   3,995,477       1,974,192        1,963,360
                                                 -----------     -----------      -----------

COSTS AND EXPENSES:
  Marketing                                        3,942,909       1,928,754        1,918,885
  Transportation                                      31,571          27,706           26,106
  Oil and gas                                          2,144           3,014            1,810
  General and administrative                           4,819           2,738            2,578
  Depreciation, depletion and amortization             6,071           8,606            5,914
                                                 -----------     -----------      -----------
                                                   3,987,514       1,970,818        1,955,293
                                                 -----------     -----------      -----------

OPERATING EARNINGS                                     7,963           3,374            8,067

OTHER INCOME (EXPENSE):

  Property sales and other                             1,182             420              813
  Interest                                               (75)           (327)            (318)
                                                 -----------     -----------      -----------

EARNINGS BEFORE INCOME TAXES                           9,070           3,467            8,562

INCOME TAX PROVISION
  Current                                              1,740             226            1,092
  Deferred                                               943             901            1,737
                                                 -----------     -----------      -----------
                                                       2,683           1,127            2,829
                                                 -----------     -----------      -----------

NET EARNINGS                                     $     6,387     $     2,340      $     5,733
                                                 ===========     ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE             $      1.51     $       .55      $      1.36
                                                 ===========     ===========      ===========

DIVIDENDS PER COMMON SHARE                       $       .10     $       .10      $       .10
                                                 ===========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                     TOTAL
                                        COMMON     CONTRIBUTED    RETAINED       SHAREHOLDERS'
                                        STOCK        CAPITAL      EARNINGS          EQUITY
                                        ------     -----------    --------       -------------
BALANCE, December 31, 1996........      $  420     $    11,628    $ 10,712       $      22,760
  Stock options exercised.........           2              65          --                  67
  Net earnings....................          --              --       5,733               5,733
  Dividends paid on common stock..          --              --        (422)               (422)
                                        ------     -----------    --------       -------------
BALANCE, December 31, 1997........         422          11,693      16,023              28,138
  Net earnings....................          --              --       2,340               2,340
  Dividends paid on common stock..          --              --        (422)               (422)
                                        ------     -----------    --------       -------------
BALANCE, December 31, 1998........         422          11,693      17,941              30,056
  Net earnings....................          --              --       6,387               6,387
  Dividends paid on common stock..          --              --        (422)               (422)
                                        ------     -----------    --------       -------------
BALANCE, December 31, 1999........      $  422     $    11,693    $ 23,906       $      36,021
                                        ======     ===========    ========       =============

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Years Ended December 31,
                                                                 -----------------------------------
                                                                    1999          1998        1997
                                                                 ---------    ---------    ---------
CASH PROVIDED BY OPERATIONS:
  Net earnings ...............................................   $   6,387    $   2,340    $   5,733
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization .................       6,071        8,606        5,914
    Gain on sales of properties ..............................        (617)        (182)        (230)
    Deferred income taxes ....................................         943          901        1,737
    Other, net ...............................................         476         (321)        (389)
  Decrease (increase) in accounts receivable .................    (143,114)         (58)       6,432
  Decrease (increase) in inventories .........................     (13,187)      (3,196)        (225)
  Decrease (increase) in prepaids ............................        (834)         194         (559)
  Increase (decrease) in accounts payable ....................     158,037        3,615       (2,620)
  Increase (decrease) in accrued liabilities .................       4,437          394           (6)
                                                                 ---------    ---------    ---------
       Net cash provided by operating activities .............      18,599       12,293       15,787
                                                                 ---------    ---------    ---------
INVESTING ACTIVITIES:
  Property and equipment additions ...........................      (7,557)     (10,771)     (13,963)
  Proceeds from property sales ...............................       1,252          490          509
  Deposits returned ..........................................       1,250           --           --
                                                                 ---------    ---------    ---------
       Net cash used in investing activities .................      (5,055)     (10,281)     (13,454)
                                                                 ---------    ---------    ---------
FINANCING ACTIVITIES:
  Borrowings .................................................       3,375        2,200        3,300
  Repayment of debt ..........................................      (2,575)         (71)      (2,564)
  Issuance of common stock ...................................          --           --           67
  Dividend payments ..........................................        (422)        (422)        (422)
                                                                 ---------    ---------    ---------
      Net cash (used in) provided by financing activities ....         378        1,707          381
                                                                 ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............      13,922        3,719        2,714

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............      10,215        6,496        3,782
                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................   $  24,137    $  10,215    $   6,496
                                                                 =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. The Company accounts for its operating or working interests in oil and gas joint ventures through pro-rata consolidation. Certain prior year amounts have been reclassified to conform with the current year presentations.

 Nature of Operations

        The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500 mile radius of Houston, Texas.

 Cash and Cash Equivalents

        Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 1999 and 1998 are deposits of $3 million and $2 million, respectively, to collateralize the Company's month-to-month crude oil letter of credit facility. See Note 2 to Consolidated Financial Statements.

 Inventories

        Crude oil and petroleum products inventories are carried at the lower of cost or market. Petroleum products inventories include gasoline, lubricating oils and other petroleum products purchased for resale and are priced at cost determined on the first-in, first-out basis, while crude oil inventory is priced at average cost. Materials and supplies inventories are included in inventories at specific cost, with a valuation allowance provided if needed. Components of inventory are as follows (in thousands):

                                December 31,
                             -----------------
                               1999      1998
                             -------   -------
Crude oil ................   $19,754   $ 6,795
Petroleum products .......     1,069     1,063
Materials and supplies ...       652       430
                             -------   -------
                             $21,475   $ 8,288
                             =======   =======

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

        Producing oil and gas leases, equipment and intangible drilling costs are depleted or amortized over the estimated recoverable reserves using the units-of-production method. Other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to twenty years for marketing, three to fifteen years for transportation and ten to twenty years for all others.

        Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions. The Company reviews its proved oil and gas properties on a field by field basis when such evidence exists. Any impairment recognized in accordance with SFAS No. 121 is permanent and may not be restored. Due principally to the prolonged depressed state of oil and natural gas prices during 1998, one of the Company's proved oil and gas fields was deemed impaired at year-end 1998. A $1 million charge for this asset impairment was included in DD&A for 1998.

 Other Assets

        Included in other assets at December 31, 1998 was $1,195,000 held in escrow as part of the Company's efforts to comply with State of Kentucky regulations governing certain of the Company's former coal mining operations. During 1999, the State approved the Company's resolution of such matters and the escrowed cash was returned to the Company.

 Statement of Cash Flows

        Interest paid totaled $75,000, $327,000 and $323,000 during the years ended December 31, 1999, 1998 and 1997, respectively. Income taxes paid during these same periods totaled $895,000, $566,000 and $2,075,000, respectively.

 Earnings Per Share

        The Company computes and presents earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Such shares outstanding on both a basic and diluted basis averaged 4,217,596 for 1999 and 1998, and 4,210,471 for 1997.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Example of significant estimates used in the accompanying consolidated financial statements include the accounting for depreciation, depletion and amortization, income taxes and contingencies.

Use of Derivatives

        The Company has a price risk management program that utilizes derivative financial instruments, principally crude oil swaps, to reduce the price risk associated with fluctuations in crude oil prices. Such contracts usually are placed with major derivative dealers that the Company believes are minimal credit risks. The Company accounts for its derivative financial instruments using the hedge (or deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in cost of sales when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on derivative financial instruments that are closed before the hedged production occurs are deferred until the production month originally hedged. As a result of these activities, the Company recognized net hedging losses of $1,199,000 for the year ended December 31, 1999. No such agreements were entered into in 1998 and this activity was not material to the Company's financial position or results of operations in 1997.

        As of December 31, 1999, the Company had open swaps through December 2000 covering a total of 396,800 barrels of crude oil at an average fixed price of $19.62 per barrel. The estimated fair value of open commodity price hedges as of December 31, 1999 was a loss of $1,103,000. No open commodity price hedges existed for any other period presented herein.

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. The Company does not plan to early adopt SFAS No. 133. The Company is currently assessing the potential impact of adopting SFAS No. 133. Applications of this standard could increase volatility in earnings and shareholders' equity through other comprehensive income.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        On January 1, 1999 the Company adopted the Emerging Issues Task Force's
(EITF) Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The effect of initial adoption on January 1, 1999 was not significant. The accompanying statement of operations includes pretax income of $2,535,000 to reflect the future income from marketing operations based upon the year-end prices of the underlying commodities being traded. The accompanying balance sheet reflects the fair value of the trading asset of $4,420,000 in current assets and the fair value of the trading liability of $1,885,000 in current liabilities.

Revenue Recognition

        Under the provision of EITF 98-10, the Company's natural gas marketing operation is classified as trading activity and is subject to mark-to-market accounting treatment. Conversely for crude oil marketing activities, gains and losses due to changes in underlying market values are recognized in cost of sales in the month of physical delivery. From time to time, the Company enters into forward contracts to minimize the impact of market fluctuations on its purchases of crude oil. The Company does not consider these contracts to be financial instruments since the contracts permit settlement by the delivery of crude oil. These contracts are no longer than one year in duration.

        Transportation customers are invoiced, and the related revenue is recognized as the service is provided. Oil and gas revenue from the Company's interests in producing wells is recognized as oil and gas is produced from these wells.


(2) LONG-TERM DEBT

        Long-term debt is comprised of the following (in thousands):

                                                                             December 31,
                                                                          ------------------
                                                                            1999       1998
                                                                          -------    -------
        Bank lines of credit, secured by substantially all of
          the Company's (excluding GulfMark's) assets, due
          in twelve quarterly installments commencing on
          October 27, 2001..........................................      $ 9,900    $ 9,100
          Less - current maturities.................................           --         --
                                                                          -------    -------
        Long-term debt..............................................      $ 9,900    $ 9,100
                                                                          =======    =======


        The Company's revolving bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate minus 1%. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The first line of credit or working capital loan provides for borrowings up to $7,500,000 based on the total of 80% of eligible accounts receivable and 50% of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 1999 was established at $7,500,000 with $7,000,000 outstanding at December 31, 1999. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base is

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


presently established at $3,000,000, with the next scheduled redetermination date being September 1, 2000. As of December 31, 1999, $2,900,000 was outstanding under the oil and gas production loan facility. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. As of December 31, 1999, letters of credit under this facility totaled $25,000. The revolving line of credit loans are scheduled to expire on October 27, 2001, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments.

        The revolving loan agreement, among other things, places certain restrictions on the Company with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities. The Company is also required to restrict from dividend payment at least 50% of annual net income. At December 31, 1999, the Company was in compliance with all loan covenants.

        A subsidiary of the Company (GulfMark Energy, Inc. ("GulfMark"), maintains a separate banking relationship to provide letters of credit and to provide financing for up to $5 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. The letter of credit and demand note facilities are secured by substantially all of GulfMark's assets. GulfMark had approximately $150 million and $105 million in letters of credit outstanding as of December 31, 1999 and 1998, respectively, in support of its crude oil purchasing activities. As of December 31, 1999, the Company had $19.8 million of crude oil inventory eligible for collateral. However, no amounts were outstanding under the GulfMark term loan facility. The Company's Adams Resources Marketing, Ltd. subsidiary ("ARM") maintains a separate letter of credit facility to support its natural gas purchasing business. At year-end December 31, 1999, ARM had $13 million of letters of credit outstanding under this facility.

        The Company's weighted average effective interest rate for 1999, 1998, and 1997 was 7.5%, 6.75% and 7.5%, respectively. No interest was capitalized during 1999, 1998, or 1997. At December 31, 1999, the scheduled aggregate principal maturities of the Company's long-term debt are: 2000 - None;
2001 - $825,000; 2002 - $3,300,000; and 2003 - $3,300,000; 2004 - $2,475,000.

(3) INCOME TAXES

        The following table shows the components of the Company's income tax provision (in thousands):

                       Years Ended December 31,
                       ------------------------
                        1999     1998     1997
                       ------   ------   ------
Current:
   Federal..........   $1,333   $   71   $  707
   State............      407      155      385
                       ------   ------   ------
                        1,740      226    1,092
Deferred:
   Federal..........      943      901    1,737
                       ------   ------   ------
                       $2,683   $1,127   $2,829
                       ======   ======   ======

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        As of December 31, 1999 and 1998, the Company's deferred tax liability totaled $2,095,000 and $560,000, respectively, and consisted principally of financial statement carrying amounts in excess of the underlying tax basis of fixed assets.

        A reconciliation of taxes computed at the corporate federal income tax rate to the reported income tax provision is as follows (in thousands):

                                                        Years Ended December 31,
                                                        ------------------------
                                                         1999     1998     1997
                                                        ------   ------   ------
Statutory federal income tax provision at 34%...        $2,945   $1,126   $2,780
State income tax provision......................           407      155      385
Federal statutory depletion.....................          (659)    (153)    (340)
Other...........................................           (10)      (1)       4
                                                        ------   ------   ------
        Income taxes as reported................        $2,683   $1,127   $2,829
                                                        ======   ======   ======


        The Company was able to use its remaining statutory depletion carryforwards in 1999 to reduce taxable earnings.



(4) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Fair Value of Financial Instruments

        The carrying amount of cash equivalents are believed to approximate their fair values because of the short maturities of these instruments. Substantially all of the Company's long and short-term debt obligations bear interest at floating rates. As such, carrying amounts approximate fair values.


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

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The Company's largest customers consist of large multinational integrated oil companies and utilities. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 95% of the Company's total receivables as of December 31, 1999, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction, while natural gas transactions are settled on the 25th of the month. The Company's credit policy and the relatively short duration of receivables mitigates the uncertainty typically associated with longer term receivables management. Accordingly, the amount of the allowance for doubtful accounts required is minimal. The Company had accounts receivable from one customer that comprised 31% of total receivables at December 31, 1999 and from two customers that comprised 16% and 15% of total receivables at December 31, 1998.

        An allowance for doubtful accounts is provided where appropriate and accounts receivable are presented herein net of allowances for doubtful accounts of $223,000 and $235,000 at December 31, 1999 and 1998, respectively.


(5) EMPLOYEE BENEFITS

        The Company maintains a 401(k) plan for the benefit of its employees. Company contributions to the plan were $314,000 in 1999, $210,000 in 1998, and $180,000 in 1997.

(6) TRANSACTIONS WITH RELATED PARTIES

        Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"), family limited partnerships of which Mr. K. S. Adams, Jr., Chairman and President, is a limited partner, Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries Inc. (KSAI), a major stockholder of the Company, and certain officers and members of the Board of Directors of the Company have participated as working interest owners in certain oil and gas wells administered by the Company. Sakco, Kenada, Kasco, Sakdril and the officers and directors participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. As of December 31, 1999, the Company was owed $120,000 from these related parties and the Company owed $225,000 to these related parties. As of December 31, 1998, the Company was owed $40,000 from these related parties, and the Company owed $285,000 to these related parties.

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

(7) COMMITMENTS AND CONTINGENCIES

        The Company has operating lease arrangements for tractors, trailers, office space, warehousing and other equipment and facilities. Rental expense for the years ended December 31, 1999, 1998, and 1997 was $7,573,000, $7,093,000 and
$5,933,000, respectively. At December 31, 1999, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 2000 - $4,898,000; 2001 - $4,655,000; 2002 - $3,817,000;
2003 - $3,105,000; 2004 - $1,815,000; 2005 and thereafter - $1,575,000.

        The Company's subsidiary, Ada Crude Oil Company (Ada), has been named as one of sixty-three defendants in a lawsuit styled The State of Texas et al vs. Amerada Hess Corporation. The suit alleges, among other claims, that the defendants as "common purchasers of oil" discriminated against the plaintiffs in favor of the defendants' own production and that of others. The plaintiffs also seek class certification. In response, the Company has filed a general denial and has asserted a number of affirmative defenses. Attorneys for the plantiff reviewed Ada's response and subsequently informed the Company that Ada has been recommended for dismissal from the lawsuit. This recommendation is currently under review by the plaintiffs, and the plaintiffs appear favorably disposed to such dismissal. The Company will continue to vigorously contest this matter and does not expect it to have a significant adverse effect on its financial position or results of operations.

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) SEGMENT REPORTING

        The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                      Depreci-
                                                       ation,
                                     Earnings         Depletion    Property
                                      (Loss)            and          and         Identi-
                                       from            Amorti-     Equipment     fiable
                        Revenues    Operations         zation      Additions     Assets
                       ----------   ----------       ----------   ----------   ----------

Year ended
 December 31, 1999 -
   Marketing .......   $3,956,477   $   10,424       $    3,144   $    3,382   $  242,786
   Transportation ..       35,559        2,878            1,110        2,127       15,412
   Oil and gas .....        3,441         (520)           1,795        2,048       10,449
   Other ...........           --           --               22           --       24,401
                       ----------   ----------       ----------   ----------   ----------
                       $3,995,477   $   12,782       $    6,071   $    7,557   $  293,048
                       ==========   ==========       ==========   ==========   ==========

Year ended
 December 31, 1998 -
   Marketing .......   $1,936,358   $    4,478       $    3,126   $    3,370   $   86,510
   Transportation ..       32,145        3,474              965        4,378       13,947
   Oil and gas .....        5,689       (1,840)(1)        4,493        3,023       10,227
   Other ...........           --           --               22           --       11,650
                       ----------   ----------       ----------   ----------   ----------
                       $1,974,192   $    6,112       $    8,606   $   10,771   $  122,334
                       ==========   ==========       ==========   ==========   ==========

Year ended
 December 31, 1997 -
   Marketing .......   $1,921,486   $    1,382       $    1,219   $    6,913   $   82,923
   Transportation ..       31,970        5,225              639        1,377       10,345
   Oil and gas .....        9,904        4,038            4,035        5,653       12,445
   Other ...........           --           --               21           20        8,570
                       ----------   ----------       ----------   ----------   ----------
                       $1,963,360   $   10,645       $    5,914   $   13,963   $  114,283
                       ==========   ==========       ==========   ==========   ==========

---------------

(1) Includes a $5,899,000 comparative earnings decrease caused by 3D seismic expense, decreased crude oil and natural gas prices and a related write-down of oil and gas properties.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States.

        During 1999 and 1998, the Company had sales to one customer that totaled $565 million and $319 million, respectively, or more than 10% of total sales. During 1997, the Company had sales to two customers which totaled more than 10% of total sales of $267 million and $261 million.


        Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to operating earnings and earnings from operations before income taxes, as follows (in thousands):

                                                Years Ended December 31,
                                           --------------------------------
                                             1999        1998        1997
                                           --------    --------    --------

Segment operating earnings .............   $ 12,782    $  6,112    $ 10,645
General and administrative expenses ....     (4,819)     (2,738)     (2,578)
                                           --------    --------    --------
Operating earnings .....................      7,963       3,374       8,067
Property sales and other ...............      1,182         420         813
Interest expense .......................        (75)       (327)       (318)
                                           --------    --------    --------
Earnings before income taxes ...........   $  9,070    $  3,467    $  8,562
                                           ========    ========    ========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (Unaudited) -

        Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 1999 and 1998 (in thousands, except per share data):

                                                        Net Earnings              Dividends
                                                 -----------------------   -----------------------
                                     Operating                  Per           Per
                        Revenues     Earnings      Amount      Share(1)      Amount       Share
                       ----------   ----------   ----------   ----------   ----------   ----------
1999 -
March 31 ..........    $  523,970   $      881   $      619   $      .15   $       --   $       --
June 30 ...........       766,500        4,099        2,462          .58           --           --
September 30 ......     1,071,045        2,639        1,548          .37           --           --
December 31 .......     1,633,962        5,163        1,758          .41          422          .10
                       ----------   ----------   ----------   ----------   ----------   ----------
                       $3,995,477   $   12,782   $    6,387   $     1.51   $      422   $      .10
                       ==========   ==========   ==========   ==========   ==========   ==========

1998 -
March 31 ...........   $  416,636   $    2,134   $    1,040   $      .25   $       --   $       --
June 30  ...........      464,578        1,427          424          .10           --           --
September 30 .......      542,390        1,056          143          .03           --           --
December 31  .......      550,588        1,495          733          .17          422          .10
                       ----------   ----------   ----------   ----------   ----------   ----------
                       $1,974,192   $    6,112   $    2,340   $      .55   $      422   $      .10
                       ==========   ==========   ==========   ==========   ==========   ==========



-----------------

(1) Reflects basic and diluted earnings per share for indicated periods.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


Oil and Gas Producing Activities (Unaudited) -

        Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

                             Years Ended December 31,
                             ------------------------
                              1999     1998     1997
                             ------   ------   ------

Property acquisition costs
   Unproved ..............   $1,385   $  600   $  472
   Proved ................       --      788       --
Exploration costs ........      665    1,559       --
Development costs ........      663    1,636    5,181
                             ------   ------   ------
Total costs incurred .....   $2,713   $4,583   $5,653
                             ======   ======   ======

        The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

                                         December 31,
                                      ------------------
                                        1999        1998
                                      --------    --------

Unproved oil and gas properties ...   $  1,966    $    871
Proved oil and gas properties .....     28,742      30,652
                                      --------    --------
                                        30,708      31,523
Accumulated depreciation, depletion
 and amortization .................    (20,941)    (22,010)
                                      --------    --------
     Net capitalized cost .........   $  9,767    $  9,513
                                      ========    ========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

    Estimated Oil and Natural Gas Reserves (Unaudited) -

        The following information regarding estimates of the Company's proved oil and gas reserves, all located in the United States, is based on reports prepared on behalf of the Company by petroleum engineers. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from more precise engineering calculations based upon additional production histories.

                                           Years Ended December 31,
                            -----------------------------------------------------------
                                    1999                1998                1997
                            -------------------  ------------------  ------------------
                            Natural              Natural             Natural
                              Gas         Oil      Gas        Oil      Gas        Oil
                            (Mcf's)     (Bbls.)  (Mcf's)    (Bbls.)  (Mcf's)    (Bbls.)
                            -------     -------  -------    -------  -------    -------
                                                    (In thousands)

Proved developed and
 undeveloped reserves-
  Beginning of year           9,248       195     9,761       211     9,834       225
  Revisions of previous
   estimates                 (1,247)      197        75        19     1,153       (12)
  Purchase of oil and gas
   reserves                      --        --     1,281         3        --        --
  Extensions, discoveries
   and other additions          821       247       683        30     2,549        60
  Production                 (1,435)      (42)   (2,552)      (68)   (3,775)      (62)
                             ------       ---    ------       ---    ------       ---
  End of year                 7,387       597     9,248       195     9,761       211
                             ======       ===     =====       ===    ======       ===
Proved developed reserves-
  End of year                 7,026       491     9,248       195     9,761       211
                             ======       ===     =====       ===    ======       ===

   Standarized Measure of Discounted Future Net Cash Flows from Oil and Gas Operations and Changes Therein (Unaudited)-

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

        The reserve estimates provided at December 31, 1999 are based on year-end market prices of $24.06 per barrel for crude oil and $2.36 per Mcf natural gas.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


                                                         Years Ended December 31,
                                                      --------------------------------
                                                        1999       1998        1997
                                                      ---------  ----------  ---------
                                                               (In thousands)

Future gross revenues .............................   $ 32,011    $ 19,157    $ 25,569
Future costs -
  Lease operating expenses ........................     (9,013)     (6,381)     (7,042)
  Development costs ...............................     (1,150)        (66)        (59)
                                                      --------    --------    --------
Future net cash flows before income taxes .........     21,848      12,710      18,468
Discount at 10% per annum .........................     (8,837)     (5,104)     (4,824)
                                                      --------    --------    --------
Discounted future net cash flows
  before income taxes .............................     13,011       7,606      13,644
Future income taxes, net discount at 10%
  per annum .......................................     (4,424)     (1,765)     (1,777)
                                                      --------    --------    --------
Standardized measure of
  discounted future net cash flows ................   $  8,587    $  5,841    $ 11,867
                                                      ========    ========    ========


   The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                         Years Ended December 31,
                                                      --------------------------------
                                                        1999       1998        1997
                                                      ---------  ----------  ---------
                                                               (In thousands)
Beginning of year .................................   $  5,841    $ 11,867    $ 17,036
 Revisions to reserves proved in prior years -
  Net change in prices and production costs .......      1,272      (2,625)     (7,978)
  Net change due to revisions in quantity
   estimates.......................................        (85)        316       1,331
  Accretion of discount ...........................        760       1,364       2,146
  Production rate changes and other ...............      1,033      (3,218)       (770)
                                                      --------    --------    --------
     Total revisions ..............................      2,980      (4,163)     (5,271)
  Purchase of oil and gas reserves, net of future
   production costs ...............................       --         1,282        --
  New field discoveries and extensions,
   net of future production costs .................      4,365       1,080       5,542
  Sales of oil and gas produced, net of
   production costs ...............................     (1,940)     (4,213)     (8,094)
  Net change in income taxes ......................     (2,659)        (12)      2,654
                                                      --------    --------    --------
  Net change in standardized measure of
   discounted future net cash flows ...............      2,746      (6,026)     (5,169)
                                                      --------    --------    --------
End of year .......................................   $  8,587    $  5,841    $ 11,867
                                                      ========    ========    ========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


    Results of Operations for Oil and Gas Producing Activities (Unaudited)-

        The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1999       1998       1997
                                                   -------    -------    -------
                                                         (In thousands)

Revenues ........................................  $ 3,441    $ 5,689    $ 9,904
Costs and expenses-
  Production ....................................    1,501      1,477      1,831
  Exploration ...................................      665      1,559       --
  Depreciation, depletion and amortization.......    1,795      4,493      4,035
                                                   -------    -------    -------
Operating income (loss) before income taxes......     (520)    (1,840)     4,038
Income tax expense (benefit).....................     (153)      (644)     1,380
                                                   -------    -------    -------
Operating income (loss)..........................  $  (367)   $(1,196)   $ 2,658
                                                   =======    =======    =======

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information concerning executive officers of the Company is included in
Part I. The information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2000, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2000, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     III-1

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form 10-K:

          1.   Financial Statements

                    Report of Independent Public Accountants

                    Consolidated Balance Sheet as of December 31, 1999 and 1998

                    Consolidated Statement of Earnings for the Years Ended
                         December 31, 1999, 1998 and 1997

                    Consolidated Statement of Shareholders' Equity for the Years
                         Ended December 31, 1999, 1998 and 1997

                    Consolidated Statement of Cash Flows for the Years Ended
                         December 31, 1999, 1998 and 1997

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
          Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(c)* - Sixth Amendment to Loan Agreement between Service Transport Company et al and Bank of America, N.A. dated October 29, 1999.

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

                                                  ADAMS RESOURCES & ENERGY, INC.
                                                                    (Registrant)


By /s/ RICHARD B. ABSHIRE                  By /s/ K. S. ADAMS, JR.
  -------------------------------------      ----------------------------------
  (Richard B. Abshire,                       (K. S. Adams, Jr.,
  Vice President-Finance, Director           President, Chairman of the Board,
  Chief Financial Officer)                   and Chief Executive Officer)


Date:  March 14, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/ CLAUDE H. LEWIS                     By /s/ E. C. REINAUER, JR.
  ------------------------------             -----------------------------------
  (Claude H. Lewis, Director)                (E. C. Reinauer, Jr., Director)


By /s/ THOMAS S. SMITH                     By /s/ E. JACK WEBSTER, JR.
  ------------------------------             -----------------------------------
  (Thomas S. Smith, Director)                (E. Jack Webster, Jr., Director)


By /s/ JUANITA G. SIMMONS                  By /s/ EDWARD WIECK
  ------------------------------             -----------------------------------
  (Juanita G. Simmons, Director)             (Edward Wieck, Director)


By /s/ JOHN A. BARRETT
  ------------------------------
  (John A. Barrett, Director)





Date:  March 14, 2000

                                 EXHIBIT INDEX


Exhibit
Number          Description
-------         -----------
3(a)    -       Certificate of Incorporation of the Company, as amended.
                (Incorporated by reference to Exhibit 3(a) filed with the Annual
                Report on Form 10-K of the Company for the fiscal year ended
                December 31, 1987)

3(b)    -       Bylaws of the Company, as amended (Incorporated by reference to
                Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration
                Statement on Form S-1 filed with the Securities and Exchange
                Commission on October 29, 1973 - File No. 2-48144)

3(c)    -       Amendment to the Bylaws of the Company to add an Article VII,
                Section 8. Indemnification of Directors, Officers, Employees and
                Agents (Incorporated by reference to Exhibit 3(c) of the Annual
                Report on Form 10-K of the Company for the fiscal year ended
                December 31, 1986)

4(a)    -       Specimen common stock Certificate (Incorporated by reference to
                Exhibit 4(a) of the Annual Report on Form 10-K of the Company
                for the fiscal year ended December 31, 1991)

4(b)    -       Loan Agreement between Adams Resources & Energy, Inc. and
                NationsBank Texas N.A. dated October 27, 1993 (Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of
                the Company for the fiscal year ended December 31, 1993)

4(c)*   -       Sixth Amendment to Loan Agreement between Service Transport
                Company et al and NationsBank of Texas N.A. dated October 29,
                1999.

21*     -       Subsidiaries of the Registrant

27*     -       Financial Data Schedule

------------------------------
* - Filed herewith