Form 10-Q
period 2000-03-31
ADAMS RESOURCES & ENERGY INC
filed 2000-05-12
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the transition period from         to
                                                ------    ------


                       Commission File Number   1-7908
                                                ------

                         ADAMS RESOURCES & ENERGY, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                    74-1753147
   -------------------------------                   ------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)



                     5 Post Oak Park, Houston, Texas 77027
               -------------------------------------------------
               (Address of principal executive office & Zip Code)


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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at May 11, 2000 was 4,217,596.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     -----------------------------
                                                                                           2000            1999
                                                                                     --------------    -----------
REVENUES:
   Marketing......................................................                   $    2,000,432    $   515,266
   Transportation.................................................                            9,780          7,851
   Oil and gas....................................................                            1,116            853
                                                                                     --------------    -----------
                                                                                          2,011,328        523,970
                                                                                     --------------    -----------
COSTS AND EXPENSES:
   Marketing......................................................                        1,995,700        513,361
   Transportation.................................................                            8,728          7,233
   Oil and gas....................................................                              473            709
   General and administrative.....................................                            1,539            724
   Depreciation, depletion and amortization.......................                            1,645          1,786
                                                                                     --------------    -----------
                                                                                          2,008,085        523,813
                                                                                     --------------    -----------
Operating earnings................................................                            3,243            157

Other income (expense):
   Property sales and other.......................................                              117            666
   Interest.......................................................                              (72)           (30)
                                                                                     ---------------   -----------

Earnings before income taxes......................................                            3,288            793

Income tax provision
   Current........................................................                              785             45
   Deferred.......................................................                              450            129
                                                                                     --------------    -----------
                                                                                              1,235            174
                                                                                     --------------    -----------

Net earnings......................................................                   $        2,053    $       619
                                                                                     ==============    ===========

Basic and diluted net earnings                                                       $          .49    $       .15
                                                                                     ==============    ===========
   per common share...............................................

Dividends per common share........................................                   $            -    $         -
                                                                                     ==============    ===========

  The accompanying notes are an integral part of these financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Results of Operations


              -    Marketing

              Marketing division revenues, operating earnings and significant operating statistics were as follows:

                                                              First Quarter           First Quarter
                                                                   2000                    1999
                                                            ----------------          --------------

              Revenues                                      $  2,000,432,000          $  515,266,000

              Operating earnings                            $      4,024,000          $    1,074,000

              Volume/Price Information
                 Wellhead Purchases - Per day (1)
                     Crude Oil                                  286,000 bbls            192,000 bbls
                     Natural Gas                                 803,000 mcf               -     (2)
                 Average Price
                     Crude Oil                              $      27.10/bbl          $   10.99/ bbl
                     Natural Gas                            $       2.57/mcf          $    -     (2)


              (1) Reflects the volume of crude oil or natural gas purchased from third parties at the lease level and shipped to market.
              (2) Natural gas marketing operations were significantly expanded effective October 1, 1999.


              Gross revenues for marketing operations increased by $1,485,166,000 or 288% in the comparative current period as a result of an average 147% increase in price coupled with increased volumes of crude oil purchased at the wellhead. Further, during the fourth quarter of 1999, the Company significantly expanded its presence in the wholesale marketplace for natural gas. This event contributed to increased revenues and earnings for the comparative first quarter of 2000. Marketing division operating earnings for the first three months of 2000 increased by 275% versus the 1999 period. As prices rose within the crude oil marketplace during the first part of 2000, supply and demand conditions caused an improvement of per unit gross margins. Hence, with additional volumes, operating earnings improved significantly.

               -    Transportation

              Transportation revenues and operating earnings increased as follows:

                                              First Quarter      First Quarter      Percentage
                                                   2000               1999           Increase
                                              -------------      --------------     ----------
              Revenues                        $ 9,780,000        $  7,851,000           25%

              Operating earnings              $   688,000        $    383,000           80%


              Transportation revenues and operating earnings improved during 2000 as a result of improved customer demand. Because of the fixed costs associated with a trucking operation, operating earnings on a percentage basis improved at a faster rate than revenues in the current period.


              -   Oil and Gas

              Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. The increase in this division's revenues and operating earnings is a direct result of improved prices for both crude oil and natural gas, partially offset by normal natural gas production declines. The current quarter also benefited from a reduced provision for depreciation and depletion of $573,000 in 2000 versus $720,000 in 1999. Comparative amounts are as follows:


                                                                       First Quarter             First Quarter
                                                                            2000                      1999
                                                                       ---------------           -------------
              Revenues                                                 $     1,116,000           $      853,000

              Operating earnings                                       $        70,000           $     (576,000)

              Volume/Price Information
                  Crude oil
                      Volume                                               11,200 bbls               10,800 bbls
                      Average price                                    $     27.78/bbl           $      9.67/bbl

                  Natural gas
                      Volume                                               305,000 mcf               450,000 mcf
                      Average price                                    $      2.54/mcf           $      1.68/mcf

              -   Other income (expense)

              Property sales and other income of $117,000 and $666,000, respectively, resulted from interest income in 2000 and from gains realized on the sale of forty-five truck tractors in 1999.

Liquidity and Capital Resources

              Cash flow from operations before working capital items for the first three months of 2000 totaled $4,103,000. The portion of cash flow invested in transportation operations totaled $332,000, while marketing equipment additions totaled $234,000 and $1,471,000 went toward oil and gas drilling. The remaining $1,476,000 of cash flow before working capital items served to bolster cash reserves. As the marketing business continues to grow, the availability of trade credit becomes increasingly critical to the success of the Company's operations. Thus, management places great importance on maintaining a strong liquid balance sheet.

              Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional discussion of the Company's bank relationships and other matters.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                          March 31,             December 31,
                                                                             2000                   1999
                                                                         ------------          ---------------
                                                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents...................................           $     48,817          $        24,137
  Accounts receivable, net....................................                240,482                  216,978
  Inventories.................................................                 33,693                   21,475
  Prepaid and other...........................................                  1,589                    1,635
                                                                         ------------          ---------------

                Total current assets..........................                324,581                  264,225
                                                                         ------------          ---------------

Property and equipment........................................                 69,267                   67,235
  Less - accumulated depreciation,
         depletion and amortization...........................                (40,230)                 (38,590)
                                                                         -------------         ---------------
                                                                               29,037                   28,645
                                                                         ------------          ---------------


Other assets..................................................                    177                      178
                                                                         ------------          ---------------
                                                                         $    353,795          $       293,048
                                                                         ============          ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $    294,910          $       236,481
  Accrued and other liabilities...............................                  8,167                    8,306
                                                                         ------------          ---------------
                Total current liabilities.....................                303,077                  244,787

Long-term debt, less current maturities.......................                  9,900                    9,900
Deferred taxes and other liabilities..........................                  2,744                    2,340
                                                                         ------------          ---------------
                                                                              315,721                  257,027

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding............................                      -                        -
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares
      outstanding ............................................                    422                      422
  Contributed capital.........................................                 11,693                   11,693
  Retained earnings since December 31, 1992...................                 25,959                   23,906
                                                                         ------------          ---------------
                Total shareholders' equity ...................                 38,074                   36,021
                                                                         ------------          ---------------
                                                                         $    353,795          $       293,048
                                                                         ============          ===============


   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                        ---------------------------
                                                                                            2000            1999
                                                                                        -----------      ----------
CASH PROVIDED BY OPERATIONS:
  Net earnings ..................................................................       $    2,053       $      619
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ....................................            1,645            1,786
    Deferred income tax provision ...............................................              450              129
    Gain on sale of properties...................................................                -             (611)
    Other, net ..................................................................              (45)             (78)
  Decrease (increase) in accounts receivable ....................................          (23,504)         (12,317)
  Decrease (increase) in inventories ............................................          (12,218)             731
  Decrease (increase) in prepaid and other ......................................               46             (696)
  Increase (decrease) in accounts payable .......................................           58,429           16,433
  Increase (decrease) in accrued liabilities ....................................             (139)             489
                                                                                        -----------      ----------

    Net cash provided by operating activities ...................................           26,717            6,485
                                                                                        ----------       ----------

INVESTING ACTIVITIES:
  Property and equipment additions ..............................................           (2,037)            (866)
  Proceeds from property sales ..................................................                -            1,245
                                                                                        ----------       ----------

    Net cash provided by (used in) investing activities .........................           (2,037)             379
                                                                                        -----------      ----------

FINANCING ACTIVITIES:
  Repayment of debt .............................................................                -           (3,900)
                                                                                        ----------       ----------

    Net cash provided by (used in) financing activities .........................                -           (3,900)
                                                                                        ----------       ----------

Increase (decrease) in cash and cash equivalents.................................           24,680            2,964

Cash at beginning of period......................................................           24,137           10,215
                                                                                        ----------       ----------

Cash at end of period............................................................       $   48,817       $   13,179
                                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

  Interest paid during the period ...............................................       $       72       $       30
                                                                                        ==========       ==========

  Income taxes paid during the period............................................       $      800       $        -
                                                                                        ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at March 31, 2000 and December 31, 1999 and results of operations and cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Segment Reporting

         The Company is primarily engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Information concerning the Company's various business segments is summarized as follows (in thousands):


                                                                             Depreciation
                                                             Earnings          Depletion       Property
                                                              (Loss)              and             and
                                                               from             Amorti-        Equipment
                                           Revenues         Operations          zation         Additions
                                        -------------      -------------     ------------     -----------
For the three months ended
March 31, 2000
   Marketing........................    $   2,000,432      $       4,024     $       708      $       234
   Transportation...................            9,780                688             364              332
   Oil and gas......................            1,116                 70             573            1,471
                                        -------------      -------------     -----------      -----------
                                        $   2,011,328      $       4,782     $     1,645      $     2,037
                                        =============      =============     ===========      ===========
For the three months ended
March 31, 1999
   Marketing........................    $     515,266        $     1,074     $       831      $       212
   Transportation...................            7,851                383             235              522
   Oil and gas......................              853               (576)(1)         720              132
                                        -------------        -----------     -----------      -----------
                                        $     523,970        $       881     $     1,786      $       866
                                        =============        ===========     ===========      ===========

(1) Includes a $646,000 comparative earnings decrease caused by reduced crude oil and natural gas prices and a greater provision for depreciation and depletion.

     Identifiable assets by industry segment are as follows (in thousands):

                                                March 31,         December 31,
                                                  2000                1999
                                               ----------         ------------
   Marketing.................................. $  277,714         $  242,786
   Transportation.............................     15,308             15,412
   Oil and gas................................     11,577             10,449
   Other......................................     49,196             24,401
                                               ----------         ----------
                                               $  353,795         $  293,048
                                               ==========         ==========

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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                                            For the three months ended
                                                                       March 31,
                                                            ----------------------------
                                                              2000               1999
                                                            ---------          --------

Segment operating earnings...........................       $  4,782           $  881
General and administrative expenses..................         (1,539)            (724)
                                                            --------           ------
Operating earnings...................................          3,243              157
Property sales and other.............................            117              666
Interest expense ....................................            (72)             (30)
                                                            --------           ------
Earnings before income taxes.........................       $  3,288           $  793
                                                            ========           ======


 Note 3 - Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

         On January 1, 1999 the Company adopted the Emerging Issues Task Force's Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The effect of initial adoption on January 1, 1999 was not significant. The accompanying statement of operations includes pretax income of $385,000 to reflect the future income from marketing operations based upon the year-end prices of the underlying commodities being traded. The accompanying balance sheet reflects the fair value of the trading asset of $2,524,000 in current assets and the fair value of the trading liability of $2,139,000 in current liabilities.

                           PART II. OTHER INFORMATION


Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders

         The 2000 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 26, 2000. At the Meeting, holders of common stock, $.10 par value, of the Company elected nine members of the Company's Board of Directors.

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


                                      ADAMS RESOURCES & ENERGY, INC.
                                      (Registrant)




Date:    May 11, 2000                 By  /s/ K. S. Adams, Jr.
                                          -------------------------------------
                                             K. S. Adams, Jr.
                                             Chief Executive Officer



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