Form 10-Q
period 2000-06-30
ADAMS RESOURCES & ENERGY INC
filed 2000-08-11
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                          Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of Registrant as specified in its charter)


                     Delaware                                                       74-1753147
          ----------------------------------                                 ------------------
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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at August 7, 2000 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)


                                                               Six Months Ended              Three Months Ended
                                                                     June 30,                     June 30,
                                                            ----------------------        ----------------------
                                                               2000          1999            2000          1999
                                                            --------       -------        --------       -------
Revenues:
   Marketing...........................................   $   3,962,038   $ 1,271,829    $  1,961,606       $756,563
   Transportation......................................          19,335        16,925           9,555          9,074
   Oil and Gas.........................................           2,333         1,716           1,217            863
                                                          -------------  ------------   -------------    -----------
                                                              3,983,706     1,290,470       1,972,378        766,500
                                                          -------------  ------------   -------------    -----------

Costs and expenses:
   Operating
   Marketing...........................................       3,951,996     1,265,914       1,956,296        752,553
   Transportation......................................          17,131        15,229           8,403          7,996
   Oil and gas.........................................             865         1,052             392            343
   Corporate general and administrative................           3,117         1,427           1,578            703
   Depreciation, depletion and amortization............           3,342         3,295           1,697          1,509
                                                          -------------  ------------   -------------    -----------
                                                              3,976,451     1,286,917       1,968,366        763,104
                                                          -------------  ------------   -------------    -----------

Operating earnings.....................................           7,255         3,553           4,012          3,396

Other income (expense)
   Property sales and other............................             454           705             337             39
   Interest............................................            (117)          (43)            (45)           (13)
                                                          -------------  ------------   -------------    -----------
                                                                    337           662             292             26
                                                          -------------  ------------   -------------    -----------

Earnings before income taxes...........................           7,592         4,215           4,304          3,422
Income tax provision
   Current.............................................           2,103           234           1,318            189
   Deferred............................................             650           900             200            771
                                                          -------------  ------------   -------------    -----------
                                                                  2,753         1,134           1,518            960
                                                          -------------  ------------   -------------    -----------

Net earnings...........................................   $       4,839  $      3,081     $     2,786    $     2,462
                                                          =============  ============     ===========    ===========

Basic and diluted net earnings
   per common share....................................   $        1.15  $       .73      $       .66    $       .58
                                                          =============  ===========      ===========    ===========

Dividends per common share.............................   $           -  $         -      $         -    $         -
                                                          =============  ===========      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

         -    Marketing

              Marketing division revenues and operating earnings were as follows (in thousands):




                                                 Six Months Ended                      Three Months Ended
                                                      June 30,                              June 30,
                                         ----------------------------------      --------------------------------
                                            2000                   1999             2000                  1999
                                         ----------             -----------      -----------            ---------

              Revenues                   $3,962,038             $ 1,271,829      $ 1,961,606            $ 756,563

              Operating earnings         $    8,627             $     4,269      $     4,603            $   3,195


         Marketing division gross revenues increased by $2,690,209,000 or 212% and by $1,205,043,000 or 159% for the respective six month and three month periods. Such increases resulted because crude oil prices doubled and volumes grew by approximately 50% during the comparative periods. Further, during the fourth quarter of 1999, the Company significantly expanded its presence in the wholesale marketplace for natural gas. This event also contributed to increased revenues and earnings during 2000.

         Marketing division operating earnings increased by 102% to $8,627,000 for the current six month period and by 44% to $4,603,000 for the current three month period. Beginning in the second quarter of 1999, the price for crude oil began to rise in the marketplace. Such supply and demand conditions caused an improvement in per unit gross margins beginning midway through the second quarter of 1999. Hence, coupled with additional volumes, operating earnings improved significantly for the comparative current periods.

         Supplemental volume and price information for the marketing division is as follows:

                                                      Six Months Ended                      Three Months Ended
                                                           June 30,                               June 30,
                                                 ---------------------------           -------------------------------
                                                    2000            1999                  2000                1999
                                                    ----            ----                  ----                ----
     Wellhead Purchases - Per day (1)
        Crude oil                                302,000 bbls   195,000 bbls           318,000 bbls       220,000 bbls
        Natural gas                              829,000 mcf           - (2)           855,000 mcf             - (2)
     Average Price
        Crude oil - per barrel                   $     27.01    $      15.51           $     26.91        $    13.41
        Natural gas - per mcf                    $      3.20    $      -               $      3.42        $    -


     --------------
     (1) Reflects the volume of crude oil purchased from third parties at the lease level and shipped to market.
     (2) Natural gas marketing operations were significantly expanded effective October 1, 1999.



         - Transportation

         Transportation revenues and operating earnings were as follows (IN THOUSANDS):


                                         Six Months Ended        Increase      Three Months Ended     Increase
                                             June 30,           (Decrease)          June 30,          (Decrease)
                                     ------------------------   ----------    -------------------    -----------
                                          2000        1999                      2000       1999
                                          ----        ----                      ----       ----
              Revenues                $   19,335  $    16,925      14%        $  9,555    $ 9,074        5%

              Operating earnings      $    1,470  $     1,198      23%        $    782    $   815       (4)%


         During 2000, the Company experienced some improvement in demand for trucking services. Improved revenues caused an overall increase in operating earnings for the comparative first half of the year. For the comparative three month period however, the 5% revenue increase was not sufficient to cover increased fuel and other operating expenses. Thus, although revenues for the comparative three months ended June 30, 2000 increased slightly, operating earnings experienced a slight decline.

         - Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts are as follows (IN THOUSANDS):


                                                             Six Months Ended                  Three Months Ended
                                                                 June 30,                            June 30,
                                                           ---------------------              ------------------------
                                                           2000             1999              2000                1999
                                                           ----             ----              ----                ----
              Revenues                                 $   2,333       $   1,716          $   1,217          $      863

              Operating earnings (loss)                $     275       $    (487)         $     205          $       89

         The increase in this division's revenues and operating earnings is a direct result of improved prices for both crude oil and natural gas, partially offset by normal natural gas production declines. See supplemental information below.


                                                              Six Months Ended                   Three Months Ended
                                                                   June 30,                           June 30,
                                                              -----------------                  ------------------
                                                              2000         1999                  2000          1999
                                                              ----        -----                  ----          ----
              Volume/Price Information:
              ------------------------
                Crude oil
                  Volume                                  26,000 bbls    21,000 bbls         15,000 bbls     11,000 bbls
                  Average price per barrel            $         27.76  $       12.42     $         27.74  $        14.23

                  Natural gas
                    Volume                                585,000 mcf    860,000 mcf          280,000 mcf    410,000 mcf
                    Average price per mcf             $          2.63  $        1.71     $           2.72  $        1.75



         - General and administrative

         Corporate general and administrative expenses are increased for the comparative current periods because of additional personnel and support costs necessitated by the increased volume of business, most notably the expansion into the natural gas marketing arena.


         - Other income (expense)

         Property sales and other income of $454,000 and $705,000, respectively, resulted from interest income in 2000 and from gains realized on the sale of forty-five truck tractors in the first quarter of 1999.

Liquidity and Capital Resources

         During the first six months of 2000, the Company's cash flow from operations before working capital items totaled $8,221,000. The Company invested $2,518,000 in capital expenditures including $458,000 in transportation operations, $584,000 in marketing equipment and $1,476,000 in oil and gas drilling activities. The remaining $5.7 million of cash flow before working capital items served to meet working capital needs. As the marketing business continues to grow, the availability of trade credit becomes increasingly critical to the success of the Company's operations. Thus, management places great importance on maintaining a strong liquid balance sheet.

         Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for additional discussion of the Company's bank relationships and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                           June 30,            December 31,
                                                                            2000                   1999
                                                                         ------------          ------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...................................           $     18,574          $        24,137
  Accounts receivable, net....................................                292,161                  216,978
  Inventories.................................................                 35,824                   21,475
  Prepaid and other...........................................                  4,215                    1,635
                                                                         ------------          ---------------

                Total current assets..........................                350,774                  264,225
                                                                         ------------          ---------------

Property and equipment........................................                 69,641                   67,235
  Less - accumulated depreciation,
         depletion and amortization...........................                (41,820)                 (38,590)
                                                                         -------------         ---------------
                                                                               27,821                   28,645
                                                                         ------------          ---------------


Other assets..................................................                    723                      178
                                                                         ------------          ---------------
                                                                         $    379,318          $       293,048
                                                                         ============          ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $    313,639          $       236,481
  Accrued and other liabilities...............................                 11,994                    8,306
                                                                         ------------          --------------

         Total current liabilities............................                325,633                  244,787

Long-term debt, less current maturities.......................                  9,900                    9,900
Deferred taxes and other liabilities..........................                  2,925                    2,340
                                                                         ------------          ---------------
                                                                              338,458                  257,027

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding............................                      -                        -
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares
      outstanding ............................................                    422                      422
  Contributed capital.........................................                 11,693                   11,693
  Retained earnings since December 31, 1992...................                 28,745                   23,906
                                                                         ------------          ---------------
         Total shareholders' equity ..........................                 40,860                   36,021
                                                                         ------------          ---------------
                                                                         $    379,318          $       293,048
                                                                         ============          ===============

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                        -------------------------
                                                                                          2000               1999
                                                                                        ----------        -------
   Net earnings .................................................................       $    4,839       $    3,081
   Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ....................................            3,342            3,295
    Deferred income tax provision ...............................................              650              900
    Gain on sale of properties...................................................                -             (590)
    Equity in earnings of joint venture..........................................             (495)               -
    Other, net ..................................................................             (115)             (26)
   Decrease (increase) in accounts receivable ...................................          (75,183)         (38,595)
   Decrease (increase) in inventories ...........................................          (14,349)          (2,257)
   Decrease (increase) in prepaid and other .....................................           (2,580)            (677)
   Increase (decrease) in accounts payable ......................................           77,158           38,604
   Increase (decrease) in accrued liabilities ...................................            3,688            1,639
                                                                                        ----------       ----------

    Net cash provided (required) by operating activities ........................           (3,045)           5,374
                                                                                        -----------      ----------

INVESTING ACTIVITIES:
   Property and equipment additions .............................................           (2,518)          (2,231)
   Proceeds from property sales .................................................                 -           1,245
                                                                                        -----------      ----------

    Net cash provided by (used in) investing activities .........................           (2,518)            (986)
                                                                                        ----------       ----------

FINANCING ACTIVITIES:
   Repayment of debt ............................................................                -             (600)
                                                                                        ----------       -----------

    Net cash provided by (used in) financing activities .........................                -             (600)
                                                                                        ----------       ----------

Increase (decrease) in cash and cash equivalents.................................           (5,563)           3,788

Cash at beginning of period......................................................           24,137           10,215
                                                                                        ----------       ----------

Cash at end of period............................................................       $   18,574       $   14,003
                                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

   Interest paid during the period ..............................................       $      117       $       43
                                                                                        ==========       ==========

   Income taxes paid during the period...........................................       $      800       $      141
                                                                                        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2000 and December 31, 1999 and its results of operations and cash flows for the six months ended and three months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Joint Venture

         Commencing in May 2000, the Company entered into a joint venture agreement with Williams Energy Marketing & Trading Co. for the purpose of purchasing, distributing and marketing crude oil in the Offshore Gulf of Mexico region. The new business operates as Williams-Gulfmark Energy Co. pursuant to the terms of a joint venture agreement. The Company holds a 50% interest in the net earnings of the venture and accounts for its interest under the equity method of accounting. The Company's net investment in the venture is reported in other assets in the consolidated balance sheet and its equity in the venture's pretax earnings is included in marketing segment revenues in the consolidated statement of operations. As of June 30, 2000 and for the three and six month periods then ended, the Company's net investment included in other assets and the amount of pretax earnings included in marketing revenues relating to the venture was $495,000. Included in such amount was $368,000 which represents the impact of mark-to-market accounting for certain energy contracts.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exloration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):



                                                                                Depreci-
                                                                                 ation,
                                                                                Depletion       Property
                                                                Segment           and              and
                                                               Operating        Amorti-         Equipment
                                             Revenues           Earnings         zation          Additions
                                        -------------        ------------       -----------     ----------
For the six months ended
June 30, 2000
   Marketing........................    $   3,962,038        $     8,627     $     1,415      $       584
   Transportation...................           19,335              1,470             734              458
   Oil and gas......................            2,333                275           1,193            1,476
                                        -------------        -----------     -----------      -----------
                                        $   3,983,706        $    10,372     $     3,342      $     2,518
                                        =============        ===========     ===========      ===========

For the six months ended
June 30, 1999
   Marketing........................    $   1,271,829        $     4,269     $     1,646      $     1,020
   Transportation...................           16,925              1,198             498              945
   Oil and gas......................            1,716               (487)          1,151              266
                                        -------------        -----------     -----------      -----------
                                        $   1,290,470        $     4,980     $     3,295      $     2,231
                                         ============        ===========     ===========      ===========

For the three months ended
June 30, 2000
   Marketing........................    $   1,961,606        $     4,603     $       707      $       350
   Transportation...................            9,555                782             370              126
   Oil and gas......................            1,217                205             620                5
                                        -------------        -----------     -----------      -----------
                                        $   1,972,378        $     5,590     $     1,697      $       481
                                        =============        ===========     ===========      ===========

For the three months ended
June 30, 1999
   Marketing........................    $     756,563        $     3,195     $       815      $       808
   Transportation...................            9,074                815             263              423
   Oil and gas......................              863                 89             431              134
                                        -------------        -----------     -----------      -----------
                                        $     766,500        $     4,099     $     1,509      $     1,365
                                        =============        ===========     ===========      ===========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         Identifiable assets by industry segment are as follows (in thousands):



                                                                              June 30,           December 31,
                                                                               2000                  1999
                                                                              --------           -------------
   Marketing.................................................               $  333,485          $     242,786
   Transportation............................................                   15,815                 15,412
   Oil and gas...............................................                   11,039                 10,449
   Other.....................................................                   18,979                 24,401
                                                                            ----------         --------------
                                                                            $  379,318         $      293,048
                                                                            ==========         ==============


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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):



                                                          Six months ended               Three months ended
                                                              June 30,                        June 30,
                                                       -----------------------        -------------------------
                                                          2000          1999            2000              1999
                                                          ----          ----            ----              ----
Segment operating earnings ....................        $  10,372      $  4,980        $   5,590      $    4,099
General and administrative expenses............           (3,117)       (1,427)          (1,578)           (703)
                                                       ---------      --------        ---------      ----------
    Operating earnings.........................            7,255         3,553            4,012           3,396
Property sales and other.......................              454           705              337              39
Interest expense ..............................             (117)          (43)             (45)            (13)
                                                       ---------      --------        ---------      ----------
    Earnings before income taxes...............        $   7,592      $  4,215        $   4,304      $    3,422
                                                       =========      ========        =========      ==========


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

         On January 1, 1999 the Company adopted the Emerging Issues Task Force's
(EITF) Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The effect of initial adoption on January 1, 1999 was not significant. The accompanying statement of operations includes pretax income of $2,820,000 to reflect the future income from marketing operations based upon the year-end prices of the underlying commodities being traded. The accompanying balance sheet reflects the fair value of the trading asset or $6,127,000 in other current assets and the fair value of the trading liability or $3,307,000 in current liabilities.

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


                                       ADAMS RESOURCES & ENERGY, INC.
                                       (Registrant)



Date:    August 10, 2000               By /s/ K. S. Adams, Jr.
                                          --------------------
                                          K. S. Adams, Jr.
                                          Chief Executive Officer



                                       By /s/ Richard B. Abshire
                                          ------------------------
                                          Richard B. Abshire
                                          Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
 Number             Description
---------           -----------
   27*      -       Financial Data Schedule

------------------------------
*  - Filed herewith