Form 10-Q
period 2000-09-30
ADAMS RESOURCES & ENERGY INC
filed 2000-11-13
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


[  ]  Quarterly report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

              For the quarterly period ended September 30, 2000 or
                               ------------------

      Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[  ]  For the transition period from                    to
                                     -------------------  ---------------------


                          Commission File Number 1-7908
                                                 -----------------

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


                      5 Post Oak Park, Houston, Texas 77027
                     --------------------------------------
               (Address of principal executive office & Zip Code)


        Registrant's telephone number, including area code (713) 881-3600
                                                          ----------------------

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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at October 31, 2000 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Nine Months Ended                    Three Months Ended
                                                             September 30,                       September 30,
                                                     -----------------------------         ----------------------------
                                                        2000              1999                2000              1999
                                                     ------------      -----------         --------------   -----------

REVENUE:

   Marketing.......................................  $   5,705,834        $2,333,199          $  1,743,796   $  1,061,370
   Transportation..................................         26,792            25,723                 7,457          8,798
   Oil & gas.......................................          4,258             2,593                 1,925            877
                                                     -------------     -------------          ------------   ------------
                                                         5,736,884         2,361,515             1,753,178      1,071,045
                                                     -------------     -------------          ------------   ------------

COSTS AND EXPENSES:

   Operating
     Marketing.....................................      5,690,938         2,324,002             1,738,942      1,058,088
     Transportation................................         24,264            23,338                 7,133          8,109
     Oil & gas.....................................          1,336             1,609                   471            557
   Corporate general and administrative............          4,595             2,152                 1,478            725
   Depreciation, depletion and amortization........          5,042             4,947                 1,700          1,652
                                                     -------------     -------------          ------------   ------------
                                                         5,726,175         2,356,048             1,749,724      1,069,131
                                                     -------------     -------------          ------------   ------------

Operating earnings.................................         10,709             5,467                 3,454          1,914

Other income (expense):
   Property sales and other........................            593               863                   139            158
   Interest........................................           (144)              (53)                  (27)           (10)
                                                    --------------    --------------         --------------  ------------
                                                               449               810                   112            148
                                                     -------------     -------------          ------------   ------------

   Earnings before income taxes....................         11,158             6,277                3,566           2,062
   Income tax provision
     Current.......................................          3,202               448                1,099             214
     Deferred......................................            900             1,200                  250             300
                                                     -------------     -------------          -----------    ------------
                                                             4,102             1,648                1,349             514
                                                     -------------     -------------          -----------    ------------

Net earnings.......................................  $       7,056     $       4,629          $     2,217    $      1,548
                                                     =============     =============          ===========    ============

Basic and diluted net earnings
   per common share................................  $        1.67     $        1.10          $       .52    $        .37
                                                     =============     =============          ===========    ============
Dividends per common share.........................  $           -     $           -          $         -    $          -
                                                     =============     =============          ===========    ============

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

   Results of Operations

              -  Marketing

              Marketing division revenues, operating earnings and significant operating statistics were as follows (in thousands, except price information):

Marketing division revenues and operating earnings were as follows (IN
THOUSANDS):


                                                        Nine Months Ended                       Three Months Ended
                                                          September 30,                           September 30,
                                                   ----------------------------------    ------------------------------
                                                           2000              1999              2000          1999
                                                           ----              ----              ----          ----


              Revenues                             $    5,705,834     $    2,333,199      $    1,743,796  $   1,061,370

              Operating earnings                   $       12,752     $        6,813      $        4,125  $       2,544


              Marketing division gross revenues increased by $3,372,635,000 or 145% and by $682,426,000 or 64% for the respective nine month and three month periods. Such increases resulted because crude oil prices doubled and volumes grew by approximately 50% during the comparative periods. Further, during the fourth quarter of 1999, the Company significantly expanded its presence in the wholesale marketplace for natural gas. This event also contributed to increased revenues and earnings during 2000.

              Third quarter 2000 results were additionally affected by two events. First, in May 2000, the Company entered into a joint venture agreement with a third party for the purpose of purchasing, distributing, and marketing crude oil in the Offshore Gulf of Mexico region (see also
Note 2 to Consolidated Financial Statements). The joint venture is accounted for under the equity method of accounting. As a result, certain crude oil purchases and sales previously reported in a gross fashion on the consolidated statement of operations, are currently being reported on a net basis included in marketing segment revenues. The second event, resulted because a customer commenced an involuntary bankruptcy proceeding. While the Company is the sole secured creditor and seeks full recovery of the balance due from the third party, management estimated and recorded a $2.6 million pre-tax bad debt reserve provision. Such amount was included in marketing segment operating expenses.

              Supplemental volume and price information for the marketing division is as follows:

                                                    Nine Months Ended                       Three Months Ended
                                                        September 30,                            September 30,
                                                 ---------------------------             ---------------------------
                                                  2000                1999                    2000             1999
                                                  ----                ----                    ----             ----

     Wellhead Purchases - Per day (1)
        Crude oil - barrels                          307,900         211,000                 325,000         244,000
        Natural gas - mmbtu                           843,200              -  (2)            819,300               - (2)
     Average Price

        Crude oil - per barrel                   $      28.23     $    16.88             $     30.03       $   19.64
        Natural gas - per mmbtu                  $       3.55     $        -  (2)        $      4.26       $       - (2)

     --------------
     (1) Reflects the volume of crude oil or natural gas purchased from third parties at the lease level and shipped to market. (2) Natural gas marketing operations were significantly expanded effective October 1, 1999.

              -  Transportation

              Transportation revenues and operating earnings (loss) were as follows (IN THOUSANDS):

                                        Nine Months Ended        Increase        Three Months Ended          Increase
                                          September 30,         (Decrease)          September 30,            (Decrease)
                                      ------------------------  ----------    --------------------------     ----------
                                         2000         1999                         2000           1999
                                         ----         ----                         ----           ----


              Revenues                $   26,279  $    25,723       2.2%       $  7,457     $   8,798           (15.2)%

              Operating earnings
                (loss)                $    1,429  $     1,597      (10.5)%     $    (41)    $     399          (110.3)%



              Gross revenues improved during the first half of 2000 as the Company saw improving demand for its services. However, during the third quarter of 2000, demand from the Company's petrochemical industry customer base slowed, resulting in reduced revenues. Also negatively impacting 2000 operating earnings were increased fuel prices and driver wage scales. Demand did, however, pick up in October 2000 and has remained strong to date.

              - Oil and Gas

              Oil and gas segment's revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts are as follows (IN THOUSANDS):


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                       September 30,
                                                              ---------------------             -------------------------
                                                                2000          1999                 2000              1999
                                                                ----          ----                 -----             ----

              Revenues                                      $ 4,258        $ 2,593              $ 1,925           $  877

              Operating earnings (loss)                     $ 1,123         $ (791)             $   848           $ (304)


           The increase in this division's revenues and operating earnings is a direct result of improved prices for both crude oil and natural gas, partially offset by normal natural gas production declines. See supplemental information below.

                                                          Nine Months Ended                         Three Months Ended
                                                             September 30,                            September 30,
                                                   --------------------------------          --------------------------------
                                                     2000                1999                        2000             1999
                                                     ----                ----                        ----             ----

     Crude oil
        Volume in barrels                             43,400          33,000                    17,400             12,000
        Average price per barrel                    $  28.64       $   13.58                 $   29.95          $   16.79

     Natural gas
        Volume in mmbtu's                            900,300        1,200,000                  315,300            340,000
        Average price per mmbtu's                   $   3.28       $     1.77                 $   4.48          $   2.09



             - General and administrative

             Corporate general and administrative expenses increased for the comparative current periods because of additional personnel and support costs necessitated by the increased volume of business, most notably the expansion into the natural gas marketing arena.

             - Other income (expense)

             Property sales and other income totaling $593,000 for the first nine months of 2000 reflects interest income received. Property sales and other income totaling $863,000 for 1999 reflects gains realized on the sale of forty-five truck tractors in the first quarter of 1999.

Liquidity and Capital Resources

              During the first nine months of 2000, the Company's cash flow from operations before working capital items totaled $12,714,000. The Company invested $4,823,000 in capital expenditures including $832,000 in marketing equipment, $778,000 in transportation operations and $3,213,000 in oil and gas drilling activities. The remaining $7.9 million of cash flow before working capital items served to meet general working capital needs. As the marketing business continues to grow, the availability of trade credit becomes increasingly critical to the success of the Company's operations.
Thus, management places great importance on maintaining a strong liquid balance sheet.

              Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional discussion of the Company's bank relationships and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)


                                                                         September 30,          December 31,
                                                                             2000                   1999
                                                                         ------------          --------------
                                                                        (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents...................................           $       27,111        $        24,137
  Accounts receivable, net....................................                  268,420                216,978
  Inventories.................................................                   51,555                 21,475
  Prepaid and other...........................................                    4,628                  1,635
                                                                         --------------        ---------------

                Total current assets..........................                  351,714                264,225
                                                                         --------------        ---------------

Property and equipment........................................                   71,942                 67,235
  Less - accumulated depreciation,
         depletion and amortization...........................                  (43,516)               (38,590)
                                                                         ---------------       ---------------
                                                                                 28,426                 28,645
                                                                         --------------        ---------------


Other assets..................................................                      323                    178
                                                                         --------------        ---------------
                                                                         $      380,463        $       293,048
                                                                         ==============        ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $      314,480        $       236,481
  Accrued and other liabilities...............................                    9,905                  8,306
                                                                         --------------        ---------------

         Total current liabilities............................                  324,385                244,787

Long-term debt, less current maturities.......................                    9,900                  9,900
Deferred taxes and other liabilities..........................                    3,101                  2,340
                                                                         --------------        ---------------
                                                                                337,386                257,027

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding............................                      -                        -
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares outstanding.........                      422                    422
  Contributed capital.........................................                   11,693                 11,693
  Retained earnings since December 31, 1992...................                   30,962                 23,906
                                                                         --------------        ---------------
         Total shareholders' equity ..........................                   43,077                 36,021
                                                                         --------------        ---------------
                                                                         $      380,463        $       293,048
                                                                         ==============        ===============

              The accompanying notes are an integral part of these
                             financial statements.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                         -------------------------
                                                                                          2000               1999
                                                                                        ----------       ---------


CASH PROVIDED (USED) BY OPERATIONS:
   Net earnings .................................................................       $    7,056       $    4,629
   Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ....................................            5,042            4,947
    Deferred income tax provision ...............................................              900            1,200
    Gain on sale of properties...................................................                -             (590)
    Equity in earnings of joint venture..........................................             (145)               -
    Other, net ..................................................................             (139)             (87)
   Decrease (increase) in accounts receivable ...................................          (51,442)         (87,885)
   Decrease (increase) in inventories ...........................................          (30,080)           1,338
   Decrease (increase) in prepaid and other .....................................           (2,993)            (216)
   Increase (decrease) in accounts payable ......................................           77,999          104,716
   Increase (decrease) in accrued liabilities ...................................            1,599            4,636
                                                                                        ----------       ----------

    Net cash provided (required) by operating activities ........................            7,797           32,688
                                                                                        ----------       ----------

INVESTING ACTIVITIES:
   Property and equipment additions .............................................           (4,823)          (4,050)
   Proceeds from property sales .................................................                 -           1,245
   Deposits returned ............................................................                 -           1,196
                                                                                        -----------      ----------

    Net cash provided by (used in) investing activities .........................           (4,823)          (1,609)
                                                                                        -----------      ----------

FINANCING ACTIVITIES:
   Repayment of debt ............................................................                -           (3,100)
                                                                                        ----------       -----------

    Net cash provided by (used in) financing activities .........................                -           (3,100)
                                                                                        ----------       ----------

Increase (decrease) in cash and cash equivalents.................................            2,974           27,979

Cash at beginning of period......................................................           24,137           10,215
                                                                                        ----------       ----------

Cash at end of period............................................................       $   27,111       $   38,149
                                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

   Interest paid during the period ..............................................       $      144       $       53
                                                                                        ==========       ==========

   Income taxes paid during the period...........................................       $    3,443       $      651
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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

              The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2000 and December 31, 1999 and its results of operations and cash flows for the nine months ended and three months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Joint Venture

              Commencing in May 2000, the Company entered into a joint venture arrangement with Williams Energy Marketing & Trading Co. for the purpose of purchasing, distributing and marketing crude oil in the Offshore Gulf of Mexico region. The new business operates as Williams-Gulfmark Energy Co. pursuant to the terms of a joint venture agreement. The Company holds a 50% interest in the net earnings of the venture and accounts for its interest under the equity method of accounting. The Company's net investment in the venture is reported in other assets in the consolidated balance sheet and its equity in the venture's pretax earnings is included in marketing segment revenues in the consolidated statement of operations. As of September 30, 2000 and for the three and nine month periods then ended, the Company's investment, net of distributions received, included in other assets was $145,000 and the amount of pretax earnings included in marketing revenues relating to the venture was $1,313,000. Included in such amount was $690,000 which represents the impact of certain energy contracts carried at fair market value.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Segment Reporting

              The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):

                                                                                Depreci-
                                                                                 ation,
                                                                               Depletion       Property
                                                               Segment           and             and
                                                              Operating        Amorti-         Equipment
                                           Revenues           Earnings         zation          Additions
                                        -------------        -----------     -----------      -----------

     For the nine months ended
     September 30, 2000
     Marketing......................    $   5,705,834        $    12,752     $     2,144      $       832
     Transportation.................           26,792              1,429           1,099              778
     Oil and gas....................            4,258              1,123           1,799            3,213
                                        -------------        -----------     -----------      -----------
                                        $   5,736,884        $    15,304     $     5,042      $     4,823
                                        =============        ===========     ===========      ===========

     For the nine months ended
     September 30, 1999
     Marketing......................    $   2,333,199        $     6,813     $     2,384      $     1,850
     Transportation.................           25,723              1,597             788            1,564
     Oil and gas....................            2,593               (791)          1,775              636
                                        -------------        -----------     -----------      -----------
                                        $   2,361,515        $     7,619     $     4,947      $     4,050
                                         ============        ===========     ===========      ===========

     For the three months ended
     September 30, 2000
     Marketing......................    $   1,743,796        $     4,125     $       729      $       248
     Transportation.................            7,457                (41)            365              320
     Oil and gas....................            1,925                848             606            1,737
                                        -------------        -----------     -----------      -----------
                                        $   1,753,158        $     4,932     $     1,700      $     2,305
                                        =============        ===========     ===========      ===========

     For the three months ended
     September 30, 1999
     Marketing......................    $   1,061,370        $     2,544     $       738      $       830
     Transportation.................            8,798                399             290              619
     Oil and gas....................              877               (304)            624              370
                                        -------------        ------------    -----------      -----------
                                        $   1,071,045        $     2,639     $     1,652      $     1,819
                                        =============        ===========     ===========      ===========


                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         Identifiable assets by industry segment are as follows (IN THOUSANDS):

                                                                           September 30,               December 31,
                                                                               2000                        1999
                                                                           ------------         -----------------

         Marketing...........................................               $    325,977         $         242,786
         Transportation......................................                     14,460                    15,412
         Oil and gas.........................................                     12,727                    10,449
         Other...............................................                     27,299                    24,401
                                                                            ------------         -----------------
                                                                            $    380,463         $         293,048
                                                                            ============         =================

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

              Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (IN THOUSANDS):

                                                                Nine months ended               Three months ended
                                                                  September 30,                   September 30,
                                                             ---------------------             ---------------------
                                                              2000           1999               2000           1999
                                                              ----           ----               ----           ----

         Segment operating earnings ...........             $ 15,304     $  7,619            $  4,932      $  2,639
         General and administrative expenses...                4,595        2,152               1,478           725
                                                           ---------    ---------            --------      --------
           Operating earnings..................               10,709        5,467               3,454         1,914
         Property sales and other..............                  593          863                 139           158
         Interest expense .....................                 (144)         (53)                (27)          (10)
                                                           ---------    ---------            --------      --------
       Earnings before income taxes........                 $ 11,158      $ 6,277            $  3,566      $  2,062
                                                           =========    =========            ========      ========


Note 4 - Recent Accounting Pronouncements

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

              In June 1999, the FASB issued SFAS NO. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No.138, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after a transition date to be selected by the Company of either December 31, 1997 or December 31, 1998. The Company plans to adopt SFAS No. 133 on January 1, 2001. During the third quarter of 2000, the Company completed an assessment of the Company's current derivative activities. Based on this assessment, the Company estimates that pre-tax earnings would be increased by approximately $500,000 upon adoption of SFAS No. 133.

              On January 1, 1999 the Company adopted the Emerging Issues Task Force's (EITF) Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 is effective for fiscal years beginning after December 15, 1998, and requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The effect of initial adoption on January 1, 1999 was not significant. The accompanying statement of operations includes pretax income of $3,338,000 to reflect the future income from marketing operations based upon the quarter prices of the underlying commodities being traded. The accompanying balance sheet reflects the fair value of the trading asset or $7,604,000 in current assets and the fair value of the trading liability or $4,266,000 in current liabilities.

Note 5 - Commitments and Contingencies

              On August 30, 2000 CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit proposed a tax assessment of $8.3 million plus penalties and interest. CJC has protested this assessment and has set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal. Management intends to vigorously defend CJC in this matter and believes that it will not ultimately have a significant adverse effect on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION


Item 1. - Legal Proceedings. On August 30, 2000 CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit proposed a tax assessment of $8.3 million plus penalties and interest. CJC has protested this assessment and has set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at any time during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal. Management intends to vigorously defend CJC in this matter and believes that is will not ultimately have a significant adverse effect on the Company's its financial position or results of operations.

Item 2. - None.

Item 3. - None

Item 4. - None

Item 6. - Exhibits and Reports on Form 8K

a. Exhibits - None.
b. Reports on Form 8-K - None.

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ADAMS RESOURCES & ENERGY, INC.
                                             (Registrant)




Date:  November 10, 2000                      By  /s/K. S. Adams, Jr.
       -----------------                          ------------------------------
                                                   K. S. Adams, Jr.
                                                   Chief Executive Officer



                                              By  /s/Richard B. Abshire
                                                  ------------------------------
                                                  Richard B. Abshire
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number             Description

27*      -         Financial Data Schedule

------------------------------
*  - Filed herewith