Form 10-K405
period 2000-12-31
ADAMS RESOURCES & ENERGY INC
filed 2001-03-22
CIK 2178

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE  ACT OF 1934  (FEE REQUIRED)

         For the Fiscal Year ended December 31, 2000
                                       OR
------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the Transition Period from               to
                                        ------------     -------------

                          Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 74-1753147
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    4400 POST OAK PARKWAY STE. 2700
             HOUSTON, TEXAS                                77027
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the
filing requirements for the past 90 days. YES  X    NO
                                             -----    -----

         A total of 4,217,596 shares of Common Stock were outstanding at March 7, 2001.

         The aggregate market value of the voting stock held by nonaffiliates as of March 7, 2001 was $30,321,278.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 25, 2001 are incorporated by reference in Part III.

                                     PART I

Items 1 and 2.  BUSINESS AND PROPERTIES.

General

         Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production.

         The revenues and operating earnings for each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 2000 are set forth in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein.

Marketing

         Through its Gulfmark Energy, Inc., ("Gulfmark") subsidiary, the Company purchases crude oil and arranges transportation to refiners and other customers. The Company also participates in a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The venture operates as Williams-Gulfmark Energy Co. ("Willmark") pursuant to the terms of the venture agreement. Through Gulfmark and Willmark, crude oil and condensate is purchased and transported via common carrier pipeline, barge or truck. Activity is concentrated offshore Louisiana and onshore in Texas. Gulfmark also has significant and growing operations in California and Michigan. The combined entities currently purchase approximately 365,000 barrels per day of crude oil at the wellhead or lease level. With this business, Gulfmark operates 79 tractor-trailer rigs and maintains over 100 pipeline inventory locations or injection stations. In addition, the Company owns and operates a 7.5 mile 6 inch crude oil gathering pipeline in the Louisiana offshore, Ship Shoal area. Two separate crude oil pipeline systems in the Gulf Coast region of Texas are also owned and operated by the Company. Further, the Company barges oil from 18 oil storage facilities along the intercoastal waterway of Texas and Louisiana. The Company maintains 440,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products.

         The Company's Adams Resources Marketing, Ltd. ("ARM") subsidiary operates as a wholesale purchaser, distributor and marketer of natural gas. ARM's focus is on the purchase of natural gas at the producer level. The Company currently buys approximately 855,000 mmbtu's of natural gas per day at the wellhead. Business is concentrated among approximately 60 independent producers with the primary production area being the Gulf Coast of Texas and the offshore Gulf of Mexico region. As one outlet for its natural gas supply, ARM established a retail natural gas sales group with offices in Providence, Rhode Island and Manchester, New Hampshire. Operating under the trade name Adams Energy Group, the Company is currently selling 33,000 mmbtu's per day of natural gas directly to commercial and industrial end-use customers, municipalities and other retail level establishments. This business serves as a natural complement to the Company's wholesale supply and distribution business.

         Crude oil and natural gas are generally purchased at indexed prices that fluctuate with market conditions. The product is transported and either sold outright at the field level, or buy-sell arrangements (trades) are made in order to minimize transportation costs or maximize the sales price. Except where back-to-back fixed price arrangements are in place, the contracted sales price is also pegged to an index that fluctuates with market conditions. This reduces the Company's loss exposure from sudden changes in commodity prices. A key element of profitability is the differential between market prices at the field level and at the various sales points. Such price differentials vary with local supply and demand conditions. Unforeseen fluctuations can impact financial results either favorably or unfavorably. In addition, through its trading activities, the Company attempts to capture additional margins that may exist between the futures market and cash market pricing. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

         Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, actual delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. The term "basis risk" is used to describe the inherent market price risk created when a commodity of a certain location or grade is purchased, sold or exchanged versus a purchase, sale or exchange of a like commodity of varying location or grade. The Company attempts to reduce its exposure to basis risk by grouping its purchase and sale activities by geographical region in order to stay balanced within such designated region. However, there can be no assurance that all basis risk is eliminated.

         Crude oil and natural gas marketing revenues totaled $6.9 billion for 2000 and the Company believes alternative customers are available should any of its customers reduce the level of their purchases.

         Through its subsidiary, Ada Resources, Inc., the Company markets branded and unbranded refined petroleum products, such as motor fuels and lubricants. Motor fuels sold are mainly automobile and aviation gasoline, distillates and jet fuels. Lubricants consist of passenger car motor oils as well as a full compliment of industrial oils and greases. The Company is also involved in the railroad servicing industry as well as Coast Guard approved delivery to marine vessels. Purchases are made at the suppliers' established jobber/distributor prices with such prices generally being lower than the Company's sales price to its customers. The marketing service area includes primarily the Texas Gulf Coast and southern Louisiana. The primary product distribution and warehousing facility is located on 5.5 acres in Houston, Texas. The property includes a 60,000 square foot warehouse, 11,000 square feet of office space and bulk storage for 24,000 gallons of motor fuels and 280,000 gallons of lubricating oil.

         Petroleum products marketing revenues totaled $76.9 million for 2000, and the Company believes alternative customers are available should any of its customers reduce the level of their purchases.

Tank Truck Transportation

         Through its Service Transport Company subsidiary, the Company transports liquid chemicals on a "for hire" basis throughout the Continental United States and Canada. Transportation service is provided to over 400 customers under contracts and on a call and demand basis. Pursuant to regulatory requirements, the Company holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation.

         The Company presently operates 270 truck tractors and 388 tank trailers and maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana, Mobile (Saraland), Alabama and Atlanta (Winder), Georgia. Transportation operations are headquartered at the Houston terminal facility. This terminal is situated on 22 owned acres and includes maintenance facilities, an office building and a six bay internal tank washrack and water treatment system. The Company's St. Gabriel, Louisiana terminal is situated on 11.5 owned acres and includes an office building, maintenance bays and a tank cleaning facility.

         Service Transport Company has maintained its registration to the ISO-9002 Quality Management Standard. The scope of this Quality System Certificate, registered in both the United States and Europe, covers the carriage of bulk liquids throughout their area of operations as well as the tank trailer cleaning facilities and equipment maintenance. The Company's quality management process is one of its major assets. The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids the Company to continuously improve in all areas of quality service to its customers.

Oil and Gas Exploration and Production

         The Company is actively engaged in the exploration and development of domestic oil and gas properties primarily in the state of Texas. Exploration offices are maintained at the Company's headquarters in Houston and the Company holds an interest in 279 wells, of which 44 are Company-operated.

         Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 2000. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

             Oil Wells           Gas Wells          Total Wells
          ---------------     ---------------     ---------------
          Gross      Net      Gross      Net      Gross      Net
          -----     -----     -----     -----     -----     -----
Texas        62     10.12        53      6.62       115     16.74

Other       125      3.66        39      5.17       164      8.83
          -----     -----     -----     -----     -----     -----
            187     13.78        92     11.79       279     25.57
          =====     =====     =====     =====     =====     =====

         Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2000.

                          Developed Acreage         Undeveloped Acreage
                        --------------------        --------------------
                        Gross           Net         Gross           Net
                        ------        ------        ------        ------
Texas                   55,978        10,762        83,609         7,949

Other                    6,854         1,780         7,883         1,556
                        ------        ------        ------        ------

                        62,832        12,542        91,492         9,505
                        ======        ======        ======        ======


         Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2000. All drilling activity was offshore Louisiana or onshore in Texas and Louisiana.

                                      2000                   1999                   1998
                                ---------------        ----------------      ----------------
                                Gross       Net        Gross        Net      Gross        Net
                                -----      ----        -----        ---      -----       ----
Exploratory wells drilled
  - Productive                    3         .24           1         .06         1         .13
  - Dry                           6         .43           5         .64         1         .13

Development wells drilled
  - Productive                   18        1.38          10         .44        10        1.82
  - Dry                           6         .34           2         .15        --          --

         In addition to the above wells drilled and completed at year end 2000, the Company had 2 wells (.10 net wells) in process and expected to be completed in 2001.

         Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 2000, are presented in the table below.

                                                           December 31,
                                              -------------------------------------
                                                2000           1999           1998
                                              -------        -------        -------
                                                          (In thousands)
Crude oil (Barrels)                               626            597            195
Natural gas (Mcf)                               8,642          7,387          9,248
Future net cash flows                         $69,752        $21,848        $12,710
Present value of future net cash flows        $38,166        $13,011        $ 7,606

         The estimates of the Company's oil and gas reserves and future net revenues therefrom as of December 31, 2000, were made by the Company's petroleum engineers. The reserve estimates provided at December 31, 2000 are based on year-end market prices of $25.08 per barrel for crude oil and $8.79 per Mcf for natural gas. Subsequent to year end, natural gas prices declined from the levels at December 31, 2000. Based on the price for natural gas on March 5, 2001 of approximately $5.40 per Mcf, the Company's "Future net cash flows" and "Present value of future net cash flows" at December 31, 2000 would be reduced by approximately $24 million and $12 million, respectively.

         Reserve estimates are based on many judgmental factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves involves continual revision of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and gas producing properties. Such estimates do not necessarily portray a realistic assessment of current value or future performance of such properties. Such revenue calculations are also based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions have been made with respect to pricing. The estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

         The Company's net oil and gas production for the three years ended December 31, 2000 has been as follows:

                    Years Ended             Crude Oil       Natural
                    December 31,            (Barrels)      Gas (Mcf)
                    ------------            ---------      ---------
         2000............................      62,000      1,161,000
         1999............................      42,000      1,435,000
         1998............................      68,000      2,552,000

         Certain financial information relating to the Company's oil and gas activities is summarized as follows:

                                                                   Years Ended December 31,
                                                          ----------------------------------------
                                                            2000            1999            1998
                                                          --------        --------        --------
Average oil and condensate
   sales price per Bbl ...........................        $  30.03        $  16.27        $  12.37
Average natural gas
   sales price per Mcf ...........................        $   3.63        $   1.92        $   1.89
Average production cost,
   per equivalent Bbl, charged to expense ........        $   5.61        $   4.35        $   3.13

         The average crude oil and natural gas sales price received for December 2000 production was $31.71 per barrel and $5.30 per Mcf, respectively.

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

Employees

         At December 31, 2000 the Company employed 685 persons, 16 of whom were employed in the exploration and production of oil and gas, 291 in the marketing of crude oil, natural gas and petroleum products, 373 in transportation operations and 5 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

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

Forward-Looking Statements--Safe Harbor Provisions

         This annual report for the year ended December 31, 2000 contains certain forward-looking statements which are intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions
(a) Production and Reserve Information, (b) Competition, (c) Regulatory Status and Potential Environmental Liability, (d) Management's Discussion and Analysis of Financial Condition and Results of Operations, (e) Use of Estimates, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Commitments and Contingencies, and (i) Supplementary Financial Data, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), as amended in 1986--CERCLA established the Superfund program to clean up inactive sites at which hazardous substances had been released. Superfund has been interpreted to create strict, joint and several liability for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Superfund liability extends to generators of hazardous substances, as well as to (i) the current owners and operators of a site at which hazardous substances were disposed; (ii) any prior owner or operator of the site at the time of disposal; and (iii) waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA allows the United States Environmental Protection Agency ("EPA") to investigate and remediate contaminated sites and to recover the costs of such activities (response costs), as well as damages to natural resources, from parties specified as liable under the statute. CERCLA also authorizes private parties who incur response costs to seek recovery from statutorily liable parties. CERCLA was amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). SARA provides a separate funding mechanism for the clean up of underground storage tanks. CERCLA excludes petroleum, including crude oil or any fraction thereof, with certain limitations from the definition of "hazardous substances" for which liability for clean up of a contaminated site will attach. This exclusion also applies to those otherwise hazardous substances which are inherent in petroleum, but not to those added to or mixed with petroleum products.

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

The Emergency Planning and Community Right-to-Know Act ("EPCRA")-- EPCRA requires emergency planning notification, emergency release notification and reports with respect to the storage and release of specified chemicals. Industry must provide information to communities regarding the presence of extremely hazardous substances at facilities within those communities.

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company's facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s) which could materially and adversely affect the Company's business. While the company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, the Company, given the nature of its business, is subjected to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company. At December 31, 2000, the Company had no unresolved environmental issues for which an accounting accrual is necessary.

Item 3. LEGAL PROCEEDINGS

           On August 30, 2000 CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit proposed a tax assessment of $8.3 million plus penalties and interest. CJC protested this assessment and set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal. Management intends to vigorously defend CJC and believes no material adverse effect on the Company's financial position or results of operations will occur from the resolution of this matter.

         In the normal course of business, the Company becomes involved in litigation incident to its operations. In management's opinion, the ultimate resolution of all litigation matters and disputes will not have a material adverse impact on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

        None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The persons who are currently serving as executive officers of the Company, their ages and the positions they hold with the Company are as follows:

       Name           Age              Positions with the Company
------------------    ---   -----------------------------------------------
K. S. Adams, Jr.      78    Chairman, President and Chief Executive Officer
Claude H. Lewis       58    Vice President-Land Transportation
Richard B. Abshire    48    Vice President-Finance
David B. Hurst        48    Secretary

         Each officer has served in his present position for at least five years. No family relationship exists between any of the officers. Mr. Hurst is a partner in the law firm of Chaffin & Hurst.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 1999.

                                             American Stock Exchange
                                            -------------------------
Year                                          High             Low
----                                        ---------        --------
1999
   First Quarter.............               $   7-1/4        $  5-7/8
   Second Quarter............                   8-1/2         5-13/16
   Third Quarter.............                  11-1/4           7-5/8
   Fourth Quarter............                10-13/16           7-7/8

2000
   First Quarter.............               $  12-3/4        $  8-1/8
   Second Quarter............                 21-1/16           9-1/8
   Third Quarter.............                      17         12-1/16
   Fourth Quarter............                  15-1/4          12-1/8

         At December 31, 2000 there were 365 holders of record of the Company's common stock and the closing stock price was $14-1/4 per share.

         The terms of the Company's bank loan agreement require the Company to retain at least 50% of annual net income as an addition to total shareholders' equity, thus such amount would not be available for payment of cash dividends on the Company's common stock.

         On each of December 15, 2000, 1999 and 1998, the Company paid an annual cash dividend of $.13, $.10 and $.10 per common share, respectively, to all holders of its common stock of record on December 1st of each year. Such dividends aggregated $548,000, $422,000 and $422,000, respectively for each year.

Item 6. SELECTED FINANCIAL DATA

                   FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

                                                        Years Ended December 31,
                                    -------------------------------------------------------------------
                                       2000         1999          1998            1997         1996
                                    -----------  -----------   -----------     -----------  -----------
                                                  (In thousands, except per share data)
Revenues:
    Marketing ....................  $ 6,980,277  $ 3,956,477   $ 1,936,358     $ 1,921,486  $ 1,466,736
    Transportation ...............       35,824       35,559        32,145          31,970       21,282
    Oil and gas ..................        6,059        3,441         5,689           9,904        9,061
                                    -----------  -----------   -----------     -----------  -----------
                                    $ 7,022,160  $ 3,995,477   $ 1,974,192     $ 1,963,360  $ 1,497,079
                                    ===========  ===========   ===========     ===========  ===========

Operating earnings:
    Marketing ....................  $    15,389  $    10,424   $     4,478     $     1,382  $     5,816
    Transportation ...............        2,311        2,878         3,474           5,225        2,356
    Oil and gas ..................        1,624         (520)       (1,840)(1)       4,038        3,711
    General and administrative ...       (6,463)      (4,819)       (2,738)         (2,578)      (2,783)
                                    -----------  -----------   -----------     -----------  -----------
                                         12,861        7,963         3,374           8,067        9,100

Other income (expense):
    Interest income and other ....        1,233        1,182           420             813          142
    Interest expense .............         (172)         (75)         (327)           (318)        (477)
                                    -----------  -----------   -----------     -----------  -----------
Earnings before income taxes .....       13,922        9,070         3,467           8,562        8,765

Income tax provision
    Current ......................        3,925        1,740           226           1,092          624
    Deferred .....................        1,157          943           901           1,737        2,500
                                    -----------  -----------   -----------     -----------  -----------
                                          5,082        2,683         1,127           2,829        3,124
                                    -----------  -----------   -----------     -----------  -----------

Net earnings .....................  $     8,840  $     6,387   $     2,340     $     5,733  $     5,641
                                    ===========  ===========   ===========     ===========  ===========

Basic and diluted earnings per
    common share .................  $      2.10  $      1.51   $       .55     $      1.36  $      1.34
                                    ===========  ===========   ===========     ===========  ===========


FINANCIAL POSITION

Working capital ..................  $    32,606  $    19,438   $    10,855     $     8,694       10,484
Total assets .....................      448,044      293,048       122,334         114,283      110,882
Long-term debt, net of
    current maturities ...........       11,900        9,900         9,100           6,900        6,171
Shareholders' equity .............       44,313       36,021        30,056          28,138       22,760
Dividends on common shares .......          548          422           422             422          292

----------

(1) The oil and gas operating loss for 1998 resulted principally from additional 3D seismic expense and a write-down of oil and gas properties due to reduced prices for crude oil and natural gas.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

              -  Marketing

         Marketing segment profitability depends upon the spread between prices paid for the commodity purchased (i.e., crude oil, natural gas or refined products) and the sales price to the end market customer, less distribution costs. Since the Company sells a commodity, the gross purchase price at the supplier level and the gross sales price at the customer level tend to move in unison. However, the spread between purchase and sale will vary with localized supply and demand conditions. In a commodity business, operating margins as a percentage of revenues are typically very narrow; e.g., less than 1/2 of 1% in the case of crude oil and natural gas. As a low margin, high volume business, a relatively minor change in the spread can have a significant impact on earnings. The strategy for this operation is to link purchase and sales contracts to established quotations that move with market trends. Thus, the Company is insulated from absolute movements in hydrocarbon prices. While policy is designed to minimize risk, exposure to unforeseen conditions remains.

         Marketing division revenues, operating earnings and significant operating statistics were as follows (in thousands except volume information):

                                                       Wellhead Purchases
                                                           per day(1)
                                                ------------------------------
                                   Operating        Crude          Natural
                      Revenues     Earnings         Oil             Gas
                     ----------   ----------    ------------   ---------------
2000 ............... $6,980,277   $   15,389    312,000 bbls   801,000 mmbtu's
1999 ............... $3,956,477   $   10,424    228,000 bbls   255,000 mmbtu's
1998 ............... $1,936,358   $    4,478    136,000 bbls    54,000 mmbtu's

(1) Reflects the volume purchased from third parties at the lease level and shipped to market.

              Gross revenues for 2000 increased by $3,023,800,000 or 76% as a result of higher crude oil prices during most of the year, coupled with an approximate 37% growth in crude oil volumes. Further, during the fourth quarter of 1999, the Company significantly expanded its presence in the wholesale marketplace for natural gas. Natural gas volumes combined with higher prices added $1.3 billion to 2000 revenues. Partially reducing current year revenues was the accounting treatment for a new marketing joint venture. In May 2000, the Company entered into a joint venture with a third party for the purpose of purchasing, distributing, and marketing crude oil in the offshore Gulf of Mexico region. The joint venture is accounted for under the equity method of accounting. Thus, certain crude oil purchases and sales previously consolidated on the statement of earnings began being reported on a net earnings basis in marketing segment revenues.

              Operating earnings for 2000 improved by 48% because of the crude oil volume increases and a strong operating environment for crude oil margins. Absolute crude oil prices rose during much of the year to a high of $34 per barrel in November, but fell off during December to their original levels. The resulting effect on operating earnings from the rise and fall of crude oil prices was negligible for the year. As of December 31, 2000, the Company had 1.2 million barrels of crude oil inventory valued at approximately $26.75 per barrel. While the natural gas business added significantly to revenues, its impact on operating margins was a loss of $4.1 million, stemming from bad debt write-offs recorded in late 2000. Such write-offs resulted from the commencement of involuntary bankruptcy proceedings by a customer of the Company. No further losses should result from this item.

         Gross revenues for 1999 increased significantly relative to 1998 due to increased purchase volumes and prices. The volume increase came through aggressive marketing efforts while world crude oil prices rose steadily during 1999 to a year-end value of approximately $26 per barrel. Conversely, crude oil prices began 1998 at the $17 per barrel level, falling to $10 per barrel at the end of 1998. Because of the effect on the value of crude oil inventory, 1999 operating earnings benefited from the general increase in crude oil prices. In contrast, 1998 was adversely effected by the falling prices. When crude oil prices fell at year-end 1998, the Company recognized inventory valuation declines of $1.1 million.


              - Transportation

         Transportation revenues and operating earnings were as follows (in thousands):

                                              Revenues           Operating Earnings
                                       ---------------------    --------------------
                                                  Percentage              Percentage
                                        Amount     Change(1)    Amount     Change(1)
                                       -------    ----------    ------    ----------
2000..............................     $35,824        --        $2,311       (20)%
1999..............................     $35,559        11%       $2,878       (17)%
1998..............................     $32,145         1%       $3,474       (33)%

     (1)  Represents the percentage increase (decrease) from the prior year.

         Historically, the Company has achieved transportation revenue growth through increased customer demand for its services. However, during 2000, the Company saw stagnant demand as the general United States economy slowed. In contrast, fuel, wages and insurance costs continued to increase during the current year, causing reduced operating earnings. For the 1999 and 1998 periods, growing customer demand necessitated expanding both the Company's fleet and terminal capacity. In order to maintain a high service level, it was necessary to first build the infrastructure prior to engaging in a greater volume of business. Because of increased fixed costs, operating margins were adversely impacted in both years in spite of revenue growth.

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

              - Oil and Gas

         Oil and gas division revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices. Comparative amounts are as follows (in thousands except average price data):

                                        Crude Oil             Natural Gas
                        Operating    -----------------    ------------------
                        Earnings               Average               Average
            Revenues     (Loss)      Barrels    Price     Mcf's       Price
            -------     ---------    -------   -------    -----      -------
2000.......  $6,059     $ 1,624        62      $30.03     1,161       $3.63
1999.......  $3,441     $  (520)       42      $16.27     1,436       $1.92
1998.......  $5,689     $(1,840)       68      $12.37     2,552       $1.89

         As reflected in the table above, oil and gas revenues and operating earnings increased in 2000 due primarily to improved commodity prices. In 1999 revenues and earnings were reduced relative to 1998 primarily as a result of lower natural gas production volumes. Operating earnings for 1998 also included a $1.4 million expense for 3D seismic costs and an approximate $1 million write-down in the carrying value of certain oil and gas properties resulting from year-end price declines.

Other Income (Expense)

         General and administrative expenses increased in 1999 and again in 2000 because of additional personnel costs stemming from increased crude oil and natural gas marketing activities. Other income totaling $1,233,000 for 2000 reflects interest income received, while other income for 1999 includes a $617,000 gain from the sale of forty-five truck-tractors and $565,000 of interest income. Other income for 1998 includes $179,000 of interest income and $182,000 in gains from various property and equipment sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and its capital investment program are primarily a function of annual net earnings as adjusted by the non-cash provisions for depreciation, depletion, and amortization and deferred income taxes. In recent years, the Company utilized a portion of available cash flow to make discretionary investments in its oil and gas, transportation and marketing businesses. Additional cash generated was used to build working capital.

         Historically, the Company's operating earnings from its diversified operations have been stable and reliable. Management relies on the continued stability of this earnings stream in making capital project decisions. All capital projects are divided into manageable segments and the timing of their implementation is accelerated or delayed based on current cash flows.

         The balancing factor for the Company's short-term cash needs is the Company's bank line of credit. For the past five years the Company has periodically borrowed from $7 - 12 million on its bank line of credit. Day-to-day cash flow needs are accommodated by daily borrowing or repayments on the line of credit. While the Company's line of credit is fully secured, the bank is primarily relying on the Company's ability to generate cash flow from continuing operations for repayment. At December 31, 2000, the Company's bank debt outstanding of $11.9 million was more than offset by cash balances of $36.1 million.

         Also important for liquidity and capital availability is the Company's ability to conduct its truck fleet management program through lease financing transactions. The Company has readily found lease financing from a number of major national leasing concerns. The Company's philosophy is to maintain a modern, up-to-date fleet of tractors and trailers to accommodate demand for its services. This requires frequent tractor replacements as well as modest growth in the size of the fleet. Since there is a large active secondary market for truck-tractors, historically, the Company has realized gains upon the disposition of such equipment.

         Due to the high volume of the Company's transactions, the components of working capital such as accounts receivable and accounts payable can fluctuate dramatically from day to day. No particular significance should be ascribed to such variations. A key factor that provides order and discipline for cash flow is the practice of the crude oil industry to settle all accounts by cash payment on the 20th of the month following inception of the transaction. A similar procedure exists for the natural gas industry with cash settlement on the 25th of the month. Since 98% of the Company's business is tied to crude oil and natural gas marketing, this settlement process is critical. The Company relies on payments received from its customers to satisfy the requirements to pay its suppliers on the same day. See Note 4 to Consolidated Financial Statements for a discussion of "Concentration of Credit Risk."

  Banking Relationships

         The Company's bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate minus 1%. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The working capital loan provides for borrowings up to $7,500,000 based on 80% of eligible accounts receivable and 50% of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 2000 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $5,000,000, with the next scheduled redetermination date being September 1, 2001. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. The line of credit loans are scheduled to expire on October 29, 2002, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of December 31, 2000, bank debt outstanding under the Company's two revolving credit facilities totaled $11,900,000, with letters of credit outstanding totaling $25,000.

         The Company's Gulfmark subsidiary maintains a separate banking relationship in order to support its crude oil purchasing activities. In addition to providing letters of credit, Gulfmark's banking institution will also finance up to $5,000,000 of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1%. As of December 31, 2000 the Company had $32,556,000 of crude oil inventory eligible for collateral. However, no amounts were outstanding under this facility. In addition to the Gulfmark letter of credit facility, ARM maintains a separate letter of credit facility to support its natural gas marketing activities.

  Investment Activities

         During 2000, the Company invested approximately $3.1 million in oil and gas projects, $1.4 million for expansion of its truck terminals and fleet and $1.2 million was invested in facilities, trucks and equipment for the Company's marketing operations. Oil and gas exploration and development efforts continue, and the Company plans to invest approximately $5 million toward such projects in 2001. An additional $2 million is anticipated to be invested during 2001 toward the Company's marketing and transportation activities. During 2000, the Company entered into certain operating lease transactions in order to acquire 53 tractors and 12 trailers for use in its common carrier fleet. Further, during 2001 the Company anticipates entering into certain operating lease transactions in order to acquire approximately 25 additional tractors for use in its trucking fleet. Annual lease costs associated with the planned 2001 additions are estimated to be $400,000.

Competition

         In all phases of its operations, the Company encounters strong competition from a number of entities. Many of these competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company faces competition principally in pricing and quality of service. In its oil and gas operation, the Company also competes for the acquisition of mineral properties. The Company's marketing division competes with integrated oil companies which in some cases own or control refining and marketing facilities. These major oil companies may offer their products to others on more favorable terms than those available to the Company. From time to time in recent years, there have been supply imbalances for crude oil and natural gas in the marketplace. This in turn has led to significant fluctuations in prices for crude oil and natural gas. As a result, there is a high degree of uncertainty regarding the future market price for crude oil and natural gas.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

Interest Rate Risk

         Total long-term debt at December 31, 2000 included $11,900,000 of floating rate debt. As a result, the Company's annual interest costs in 2001 will fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of December 31, 2000. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the fiscal year ending December 31, 2000.

Commodity Price Risk.

         The Company's major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas. Commodity price risk in the Company's marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. As part of its marketing operations, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. The Company may also enter into price support contracts with certain customers to secure a floor price on the purchase of certain supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. The forward contracts are no longer than three years in duration. The Company monitors all commitments and positions and endeavors to maintain a balanced portfolio.

         Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. Gas price realizations ranged from a monthly low of $2.40 per Mcf to a monthly high of $8.90 per Mcf during 2000. Oil prices ranged from a low of $26.00 per barrel to a high of $34.00 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $330,000 and $3,200,000, respectively, for the fiscal year ended December 31, 2000.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

Item 8.

                                                                               Page
                                                                              -----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ..................................    II-9

FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of
           December 31, 2000 and 1999 .....................................   II-10

         Consolidated Statement of Earnings for
           the Years Ended December 31, 2000,
           1999 and 1998...................................................   II-11

         Consolidated Statement of Shareholders'
           Equity for the Years Ended
           December 31, 2000, 1999 and 1998................................   II-12

         Consolidated Statement of Cash Flows
           for the Years Ended December 31,
           2000, 1999 and 1998.............................................   II-13

         Notes to Consolidated Financial Statements .......................   II-14

         Supplementary Financial Data......................................   II-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Adams Resources & Energy, Inc.:

         We have audited the accompanying consolidated balance sheet of Adams Resources & Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                            ARTHUR ANDERSEN LLP



Houston, Texas
March 8, 2001

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                       December 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $  36,140    $  24,137
   Accounts receivable, net                                     346,152      216,978
   Inventories                                                   35,453       21,475
   Prepaids                                                       2,604        1,635
                                                              ---------    ---------

                  Total current assets                          420,349      264,225
                                                              ---------    ---------

PROPERTY AND EQUIPMENT:
   Marketing                                                     21,450       20,406
   Transportation                                                17,257       16,022
   Oil and gas (successful efforts method)                       33,346       30,708
   Other                                                             99           99
                                                              ---------    ---------
                                                                 72,152       67,235
   Less -Accumulated depreciation, depletion
          and amortization                                      (44,635)     (38,590)
                                                              ---------    ---------
                                                                 27,517       28,645
                                                              ---------    ---------


OTHER ASSETS                                                        178          178
                                                              ---------    ---------

                                                              $ 448,044    $ 293,048
                                                              =========    =========


                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $ 345,503    $ 236,481
   Accrued and other liabilities                                 42,240        8,306
                                                              ---------    ---------

          Total current liabilities                             387,743      244,787

LONG-TERM DEBT                                                   11,900        9,900

DEFERRED TAXES AND OTHER LIABILITIES                              4,088        2,340
                                                              ---------    ---------
                                                                403,731      257,027
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 960,000
     shares authorized, none outstanding                             --           --
   Common stock, $.10 par value, 7,500,000 shares
     authorized, 4,217,596 issued and outstanding                   422          422
   Contributed capital                                           11,693       11,693
   Retained earnings                                             32,198       23,906
                                                              ---------    ---------

        Total shareholders' equity                               44,313       36,021
                                                              ---------    ---------

                                                              $ 448,044    $ 293,048
                                                              =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Years Ended December 31,
                                               ---------------------------------------
                                                   2000          1999          1998
                                               -----------   -----------   -----------
REVENUES:
    Marketing                                  $ 6,980,277   $ 3,956,477   $ 1,936,358
    Transportation                                  35,824        35,559        32,145
    Oil and gas                                      6,059         3,441         5,689
                                               -----------   -----------   -----------
                                                 7,022,160     3,995,477     1,974,192
                                               -----------   -----------   -----------
COSTS AND EXPENSES:
    Marketing                                    6,962,066     3,942,909     1,928,754
    Transportation                                  32,042        31,571        27,706
    Oil and gas                                      1,983         2,144         3,014
    General and administrative                       6,463         4,819         2,738
    Depreciation, depletion and amortization         6,745         6,071         8,606
                                               -----------   -----------   -----------
                                                 7,009,299     3,987,514     1,970,818
                                               -----------   -----------   -----------

OPERATING EARNINGS                                  12,861         7,963         3,374

OTHER INCOME (EXPENSE):
    Interest income and other                        1,233         1,182           420
     Interest expense                                 (172)          (75)         (327)
                                               -----------   -----------   -----------

EARNINGS BEFORE INCOME TAXES                        13,922         9,070         3,467

INCOME TAX PROVISION
    Current                                          3,925         1,740           226
    Deferred                                         1,157           943           901
                                               -----------   -----------   -----------
                                                     5,082         2,683         1,127
                                               -----------   -----------   -----------

NET EARNINGS                                   $     8,840   $     6,387   $     2,340
                                               ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE           $      2.10   $      1.51   $       .55
                                               ===========   ===========   ===========

DIVIDENDS PER COMMON SHARE                     $       .13   $       .10   $       .10
                                               ===========   ===========   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              TOTAL
                                         COMMON    CONTRIBUTED  RETAINED  SHAREHOLDERS'
                                          STOCK      CAPITAL    EARNINGS      EQUITY
                                         --------  -----------  --------  -------------
BALANCE, December 31, 1997 ............. $    422   $ 11,693    $ 16,023    $ 28,138
   Net earnings ........................       --         --       2,340       2,340
   Dividends paid on common stock ......       --         --        (422)       (422)
                                         --------   --------    --------    --------
BALANCE, December 31, 1998 .............      422     11,693      17,941      30,056
   Net earnings ........................       --         --       6,387       6,387
   Dividends paid on common stock ......       --         --        (422)       (422)
                                         --------   --------    --------    --------
BALANCE, December 31, 1999 .............      422     11,693      23,906      36,021
   Net earnings ........................       --         --       8,840       8,840
   Dividends paid on common stock ......       --         --        (548)       (548)
                                         --------   --------    --------    --------
BALANCE, December 31, 2000 ............. $    422   $ 11,693    $ 32,198    $ 44,313
                                         ========   ========    ========    ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Years Ended December 31,
                                                        --------------------------------
                                                          2000       1999         1998
                                                        ---------  ---------   ---------
CASH PROVIDED BY OPERATIONS:
  Net earnings ........................................ $   8,840  $   6,387   $   2,340
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ..........     6,745      6,071       8,606
    Gain on sales of properties .......................       (27)      (617)       (182)
    Deferred income taxes .............................     1,157        943         901
    Other, net ........................................       592        476        (321)
  Decrease (increase) in accounts receivable ..........  (129,174)  (143,114)        (58)
  Decrease (increase) in inventories ..................   (13,978)   (13,187)     (3,196)
  Decrease (increase) in prepaids .....................      (969)      (834)        194
  Increase (decrease) in accounts payable .............   109,022    158,037       3,615
  Increase (decrease) in accrued liabilities ..........    33,934      4,437         394
                                                        ---------  ---------   ---------
       Net cash provided by operating activities ......    16,142     18,599      12,293
                                                        ---------  ---------   ---------

INVESTING ACTIVITIES:
  Property and equipment additions ....................    (5,684)    (7,557)    (10,771)
  Proceeds from property sales ........................        93      1,252         490
  Deposits returned ...................................        --      1,250          --
                                                        ---------  ---------   ---------
       Net cash used in investing activities ..........    (5,591)    (5,055)    (10,281)
                                                        ---------  ---------   ---------

FINANCING ACTIVITIES:
  Borrowings ..........................................     2,000      3,375       2,200
  Repayment of debt ...................................        --     (2,575)        (71)
  Dividend payments ...................................      (548)      (422)       (422)
                                                        ---------  ---------   ---------
      Net cash provided by financing activities .......     1,452        378       1,707
                                                        ---------  ---------   ---------
INCREASE IN CASH AND CASH
     EQUIVALENTS ......................................    12,003     13,922       3,719

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR .........................................    24,137     10,215       6,496
                                                        ---------  ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR .............. $  36,140  $  24,137   $  10,215
                                                        =========  =========   =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. In addition, these statements include the Company's share of oil and gas joint interests using pro-rata consolidation and its interest in a 50% owned marketing joint venture using the equity method of accounting.

  Nature of Operations

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500 mile radius of Houston, Texas.

  Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 2000 and 1999 is a deposit of $3 million to collateralize the Company's month-to-month crude oil letter of credit facility. See Note 2 to Consolidated Financial Statements.

  Inventories

         Crude oil and petroleum products inventories are carried at the lower of cost or market. Petroleum products inventories include gasoline, lubricating oils and other petroleum products purchased for resale and are priced at cost determined on the first-in, first-out basis, while crude oil inventory is priced at average cost. Materials and supplies inventories are included in inventories at specific cost, with a valuation allowance provided if needed. Natural gas inventories are carried at market. Components of inventory are as follows (in thousands):

                                             December 31,
                                          -----------------
                                            2000     1999
                                          -------   -------
              Crude oil ...............   $32,556   $19,754
              Petroleum products ......     1,589     1,069
              Materials and supplies...       797       652
              Natural gas .............       511        --
                                          -------   -------
                                          $35,453   $21,475
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

         The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed on a field-by-field basis when such evidence exists. Any impairment so recognized is permanent and may not be restored. Due principally to the prolonged depressed state of oil and natural gas prices during 1998, one of the Company's proved oil and gas fields was deemed impaired at year-end 1998. A $1 million charge for this asset impairment was included in DD&A for 1998.

Revenue Recognition

         The Company's natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month where the physical product is delivered to the customer. The Company also recognizes mark-to-market gains and losses related to its natural gas and offshore crude oil trading activities on a monthly basis. Effective January 1, 2001, a portion of the Company's onshore crude oil trading activities will also become subject to mark-to-market accounting. A detailed discussion of the Company's price risk management activities are included later in this footnote.

         Customers of the Company's petroleum products marketing subsidiary are invoiced and revenue is recognized in the period the product is shipped or received by the customer based on applicable shipping terms. Transportation customers are invoiced, and the related revenue is recognized as the service is provided. Oil and gas revenue from the Company's interests in producing wells is recognized as oil and gas is produced from these wells.

Marketing Joint Venture

         Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The venture operates as Williams-Gulfmark Energy Co. pursuant to the terms of a joint venture

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement. The Company holds a 50% interest in the net earnings of the venture and accounts for its interest under the equity method of accounting. The Company's net investment in the venture is reported in the consolidated balance sheet and its equity in the venture's pretax earnings is included in marketing segment revenues in the consolidated statement of earnings. As of December 31, 2000 and for the year then ended, the Company's investment, net of distributions received, included in accounts payable was $912,000 and the amount of equity earnings included in marketing revenues relating to the venture was $3,643,000. Included in such equity earnings was $1,480,000, representing market gains recorded as of December 31, 2000 related to certain energy contracts.

  Statement of Cash Flows

         Interest paid totaled $172,000, $75,000 and $327,000 during the years ended December 31, 2000, 1999 and 1998, respectively. Income taxes paid during these same periods totaled $2,814,000, $895,000 and $566,000, respectively.

  Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Such shares outstanding on both a basic and diluted basis averaged 4,217,596 for 2000, 1999 and 1998.

  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include the accounting for depreciation, depletion and amortization, income taxes, contingencies and price risk management activities.

  Price Risk Management Activities

         The Company's trading and non-trading transactions give rise to market risk, which represents the potential loss that may result from a change in the market value of a particular commitment. The Company closely monitors and manages its exposure to market risk to ensure compliance with the Company's risk management policies. Such policies are regularly assessed to ensure their appropriateness given management's objectives, strategies and current market conditions.

         Outside of its trading activities, the Company has a price risk management program that utilizes crude oil swaps to reduce the price risk associated with fluctuations in crude oil prices. Such contracts usually are placed with major derivative dealers which are minimal credit risks. These financial instruments for non-trading activities are accounted for using the hedge (or deferral) method of accounting. Under this method, realized gains and losses from price risk management activities are

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized in cost of sales when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses on crude oil swaps that are closed before the hedged production occurs are deferred until the production month originally hedged. As a result of these activities, the Company recognized net hedging losses of $5,809,340 and $1,199,000 for the years ended December 31, 2000 and 1999, respectively. No such agreements were entered into in 1998. As of December 31, 2000, the Company had no open swap positions.

         With respect to trading activities, in June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as subsequently amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In the Company's case, the statement requires that changes in the derivative's fair value be recognized currently in earnings. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and No. 138, on January 1, 2001 for the accounting periods that begin thereafter. Based on the Company's assessment of its onshore physical delivery contracts, the transition adjustment required at adoption of SFAS No. 133 will require the Company to record a derivative asset of approximately $1.4 million, representing the fair market value of those contracts on that date, and recognize $1.4 million in income as the cumulative effect of a change in accounting principle.

         On January 1, 1999 the Company adopted the Emerging Issues Task Force's ("EITF") Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The effect of initial adoption on January 1, 1999 was not significant. The accompanying statement of earnings includes pretax income of $2,831,000 and $2,535,000 in 2000 and 1999, respectively, to reflect the future income from marketing operations based upon the year-end prices of the underlying commodities being traded. As of December 31, 2000, the accompanying balance sheet reflects the fair value of trading assets of $38,945,000 in current assets and the fair value of the trading liabilities of $36,114,000 in current liabilities. As of December 31, 1999 the accompanying balance sheet reflects the fair value of the trading assets of $4,420,000 in current assets and the fair value of the trading liabilities of $1,885,000 in current liabilities. The average fair value of the Company's energy trading contracts for the years ended December 31, 2000 and 1999 was $2,344,000 and $571,000, respectively.

New Accounting Pronouncements in 2000

  In September 2000, the EITF reached a consensus on EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Pursuant to the consensus, amounts paid related to certain transportation must be reported as an expense on the consolidated statement of earnings rather than reporting revenues net of transportation as has been common within the industry. In addition, pertinent amounts in financial statements for prior periods should be reclassified to reflect the same accounting treatment. The Company has, for all years presented, included all shipping and handling fees and costs in operating costs and expenses in the consolidated statement of earnings and as such no reclassification of amounts is required.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  LONG-TERM DEBT

         Long-term debt is comprised of the following (in thousands):

                                                                       December 31,
                                                                     -----------------
                                                                      2000      1999
                                                                     -------   -------
         Bank lines of credit, secured by substantially all of
           the Company's (excluding Gulfmark's) assets, due
           in twelve quarterly installments commencing on
           October 29, 2002 ......................................   $11,900   $ 9,900
           Less - current maturities .............................        --        --
                                                                     -------   -------

         Long-term debt ..........................................   $11,900   $ 9,900
                                                                     =======   =======

         The Company's revolving bank loan agreement provides for two separate lines of credit with interest at the bank's prime rate minus 1%. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2%. The first line of credit or working capital loan provides for borrowings up to $7,500,000 based on the total of 80% of eligible accounts receivable and 50% of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 2000 was established at $7,500,000 with $6,925,000 outstanding at December 31, 2000. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base is presently established at $5,000,000, with the next scheduled redetermination date being September 1, 2001. As of December 31, 2000, $4,975,000 was outstanding under the oil and gas production loan facility. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. As of December 31, 2000, letters of credit under this facility totaled $25,000. The revolving line of credit loans are scheduled to expire on October 29, 2002, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments.

         The revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities. The Company is also required to restrict from dividend payment at least 50% of annual net income. At December 31, 2000, the Company was in compliance with all loan covenants.

         A subsidiary of the Company, Gulfmark Energy, Inc. ("Gulfmark"), maintains a separate banking relationship to provide letters of credit and to provide financing for up to $5 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1%. The letter of credit and demand note facilities are secured by substantially all of Gulfmark's assets. Gulfmark had approximately $53 million and $150 million in letters of credit outstanding as of December 31, 2000 and 1999, respectively, in support of its crude oil purchasing activities. As of December 31, 2000, the Company had $32.5 million of crude oil inventory eligible for collateral. However, no amounts were outstanding under the Gulfmark term loan facility. The Company's Adams Resources Marketing, Ltd. subsidiary

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

("ARM") maintains a separate letter of credit facility to support its natural gas purchasing business. At December 31, 2000, ARM had $25.5 million of letters of credit outstanding under this facility.

         The Company's weighted average effective interest rate for 2000, 1999, and 1998 was 8.5%, 7.5% and 6.75%, respectively. No interest was capitalized during 2000, 1999 or 1998. At December 31, 2000, the scheduled aggregate principal maturities of the Company's long-term debt are: 2001 - None; 2002 - $991,000; 2003 - $3,967,000; 2004 - $3,967,000; and 2005 - $2,975,000.

 (3)  INCOME TAXES

         The following table shows the components of the Company's income tax provision (in thousands):

                                 Years Ended December 31,
                                 ------------------------
                                   2000     1999     1998
                                 ------   ------   ------
         Current:
              Federal ........   $3,299   $1,333   $   71
              State ..........      626      407      155
                                 ------   ------   ------
                                  3,925    1,740      226
         Deferred:
              Federal ........    1,157      943      901
                                 ------   ------   ------
                                 $5,082   $2,683   $1,127
                                 ======   ======   ======

         As of December 31, 2000 and 1999, the Company's deferred tax liability totaled $3,915,000 and $2,095,000, respectively, and consisted principally of financial statement carrying amounts in excess of the underlying tax basis of fixed assets and mark-to-market gains on energy contracts not included in taxable income.

         Taxes computed at the corporate federal income tax rate reconcile to the reported income tax provision as follows (in thousands):

                                                                 Years Ended December 31,
                                                               -----------------------------
                                                                 2000       1999       1998
                                                               -------    -------    -------
         Statutory federal income tax provision at 34% .....   $ 4,520    $ 2,945    $ 1,126
         State income tax provision ........................       626        407        155
         Federal statutory depletion .......................       (51)      (659)      (153)
         Other .............................................       (13)       (10)        (1)
                                                               -------    -------    -------
                  Income taxes as reported .................   $ 5,082    $ 2,683    $ 1,127
                                                               =======    =======    =======

         The Company's remaining statutory depletion carryforwards were utilized in 1999 to reduce taxable earnings.

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

  Fair Value of Financial Instruments

         The carrying amount of cash equivalents are believed to approximate their fair values because of the short maturities of these instruments. Substantially all of the Company's long and short-term debt

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations bear interest at floating rates. As such, carrying amounts approximate fair values. For a discussion of the fair value of commodity financial instruments see "Price Risk Management Activities" in Note 1.

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

         The Company's largest customers consist of large multinational integrated oil companies and utilities. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 95% of the Company's total receivables as of December 31, 2000, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction, while natural gas transactions are settled on the 25th of the month. The Company's credit policy and the relatively short duration of receivables mitigates the uncertainty typically associated with longer term receivables management. Accordingly, the amount of the allowance for doubtful accounts required is minimal. The Company had accounts receivable from one customer that comprised 11% of total receivables at December 31, 2000 and from one customer that comprised 31% of total receivables at December 31, 1999.

         In late 2000, the Company wrote off bad debts totaling $4.1 million. These write-offs resulted from the commencement of involuntary bankruptcy proceedings by a customer of the Company. Otherwise, an allowance for doubtful accounts is provided where appropriate and accounts receivable are presented herein net of allowances for doubtful accounts of $559,000 and $223,000 at December 31, 2000 and 1999, respectively.

(5)  EMPLOYEE BENEFITS

         The Company maintains a 401(k) savings plan for the benefit of its employees. Company contributions to the plan were $374,000 in 2000, $314,000 in 1999, and $210,000 in 1998. There are no pension or retirement plans maintained by the Company.

(6)  TRANSACTIONS WITH RELATED PARTIES

         Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"), family limited partnerships of which Mr. K. S. Adams, Jr., Chairman and President, is a limited partner, Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries Inc., a major stockholder of the Company, and certain officers and members of the Board of Directors of the Company have participated as working interest owners in certain oil and gas wells administered by the Company. Sakco, Kenada, Kasco, Sakdril and the officers and directors participated in each of the wells under terms no better than

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those afforded other non-affiliated working interest owners. As of December 31, 2000, the Company was owed $76,000 from these related parties and the Company owed $339,000 to these related parties. As of December 31, 1999, the Company was owed $120,000 from these related parties, and the Company owed $225,000 to these related parties.

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

(7)  COMMITMENTS AND CONTINGENCIES

         The Company has operating lease arrangements for tractors, trailers, office space, warehousing and other equipment and facilities. Rental expense for the years ended December 31, 2000, 1999, and 1998 was $6,981,000, $7,573,000 and
$7,093,000, respectively. At December 31, 2000, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 2001 - $5,515,000; 2002 - $4,677,000; 2003 - $3,966,000;
2004 - $2,674,000; 2005 - $1,133,000; 2006 and thereafter - $876,000.

           On August 30, 2000 CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit proposed a tax assessment of $8.3 million plus penalties and interest. CJC protested this assessment and set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal. Management intends to vigorously defend CJC and believes no material adverse effect on the Company's financial position or results of operations will occur from the resolution of this matter.

          In the normal course of business, the Company and its subsidiaries become involved in litigation incident to operations. In management's opinion, the ultimate resolution of all litigation matters and disputes will not have a material adverse impact on the Company's financial position or results of its operations.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  SEGMENT REPORTING

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                      Depreci-
                                     Segment           ation,
                                     Earnings        Depletion     Property
                                     (Loss)             and          and        Identi-
                                      from             Amorti-     Equipment    fiable
                        Revenues    Operations         zation      Additions    Assets
                       ----------   ----------       ----------   ----------   ----------
Year ended
 December 31, 2000 -
   Marketing ......... $6,980,277   $   15,389       $    2,822   $    1,170   $  383,247
   Transportation ....     35,824        2,311            1,471        1,430       16,329
   Oil and gas .......      6,059        1,624            2,435        3,084       11,971
   Other .............         --           --               17           --       36,497
                       ----------   ----------       ----------   ----------   ----------
                       $7,022,160   $   19,324       $    6,745   $    5,684   $  448,044
                       ==========   ==========       ==========   ==========   ==========

Year ended
 December 31, 1999 -
   Marketing ......... $3,956,477   $   10,424       $    3,144   $    3,382   $  242,786
   Transportation ....     35,559        2,878            1,110        2,127       15,412
   Oil and gas .......      3,441         (520)           1,795        2,048       10,449
   Other .............         --           --               22           --       24,401
                       ----------   ----------       ----------   ----------   ----------

                       $3,995,477   $   12,782       $    6,071   $    7,557   $  293,048
                       ==========   ==========       ==========   ==========   ==========

Year ended
 December 31, 1998 -
   Marketing ......... $1,936,358   $    4,478       $    3,126   $    3,370   $   86,510
   Transportation ....     32,145        3,474              965        4,378       13,947
   Oil and gas .......      5,689       (1,840)(1)        4,493        3,023       10,227
   Other .............         --           --               22           --       11,650
                       ----------   ----------       ----------   ----------   ----------
                       $1,974,192   $    6,112       $    8,606   $   10,771   $  122,334
                       ==========   ==========       ==========   ==========   ==========

---------

(1) Includes $5,899,000 in charges related to 3D seismic expense, decreased crude oil and natural gas prices and a related write-down of oil and gas properties.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States. During 2000, 1999, and 1998, the Company had sales to one customer that totaled $1,036 million, $565 million and $319 million, respectively. No other customers accounted for greater than 10% of sales.

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to operating earnings and earnings from operations before income taxes, as follows (in thousands):

                                               Years Ended December 31,
                                           --------------------------------
                                             2000        1999        1998
                                           --------    --------    --------
Segment operating earnings .............   $ 19,324    $ 12,782    $  6,112
General and administrative expenses ....     (6,463)     (4,819)     (2,738)
                                           --------    --------    --------
Operating earnings .....................     12,861       7,963       3,374
Interest income and other ..............      1,233       1,182         420
Interest expense .......................       (172)        (75)       (327)
                                           --------    --------    --------
Earnings before income taxes ...........   $ 13,922    $  9,070    $  3,467
                                           ========    ========    ========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (Unaudited) -

         Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                   Net Earnings           Dividends
                                    Segment    --------------------   -----------------
                                   Operating                  Per                Per
                      Revenues      Earnings     Amount     Share(1)  Amount    Share
                     ----------   ----------   ----------   -------   -------   -------
2000 -
March 31 .........   $2,011,328   $    4,782   $    2,053   $   .49   $    --   $    --
June 30 ..........    1,972,378        5,590        2,786       .66        --        --
September 30 .....    1,753,178        4,932        2,217       .52        --        --
December 31 ......    1,285,276        4,020        1,784       .43       548       .13
                     ----------   ----------   ----------   -------   -------   -------
                     $7,022,160   $   19,324   $    8,840   $  2.10   $   548   $   .13
                     ==========   ==========   ==========   =======   =======   =======

1999 -
March 31 .........   $  523,970   $      881   $      619   $   .15   $    --   $    --
June 30 ..........      766,500        4,099        2,462       .58        --        --
September 30 .....    1,071,045        2,639        1,548       .37        --        --
December 31 ......    1,633,962        5,163        1,758       .41       422       .10
                     ----------   ----------   ----------   -------   -------   -------
                     $3,995,477   $   12,782   $    6,387   $  1.51   $   422   $   .10
                     ==========   ==========   ==========   =======   =======   =======

---------

(1)  Reflects basic and diluted earnings per share for indicated periods.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

Oil and Gas Producing Activities (Unaudited)-

         Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

                                             Years Ended December 31,
                                             ------------------------
                                              2000     1999     1998
                                             ------   ------   ------
         Property acquisition costs
              Unproved ...................   $   30   $1,385   $  600
              Proved .....................      190       --      788
         Exploration costs ...............    1,732      665    1,559
         Development costs ...............    1,613      663    1,636
                                             ------   ------   ------
         Total costs incurred ............   $3,565   $2,713   $4,583
                                             ======   ======   ======

         The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

                                                          December 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
         Unproved oil and gas properties .........   $  3,429    $  1,966
         Proved oil and gas properties ...........     29,917      28,742
                                                     --------    --------
                                                       33,346      30,708
         Accumulated depreciation, depletion
           and amortization ......................    (22,931)    (20,941)
                                                     --------    --------

                  Net capitalized cost ...........   $ 10,415    $  9,767
                                                     ========    ========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA


  Estimated Oil and Natural Gas Reserves (Unaudited)-

         The following information regarding estimates of the Company's proved oil and gas reserves, all located in the United States, is based on reports prepared on behalf of the Company by petroleum engineers. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from more precise engineering calculations based upon additional production histories and price changes.

                                             Years Ended December 31,
                             ----------------------------------------------------------
                                    2000                1999                1998
                             ------------------  ------------------  ------------------
                             Natural             Natural             Natural
                               Gas        Oil      Gas       Oil       Gas      Oil
                             (Mcf's)    (Bbls.)  (Mcf's)    (Bbls.)  (Mcf's)   (Bbls.)
                             --------  --------  --------  --------  --------  --------
                                                   (In thousands)
Proved developed and
  undeveloped reserves-
   Beginning of year            7,387       597     9,248       195     9,761       211
   Revisions of previous
     estimates                    861       (65)   (1,247)      197        75        19
   Purchase of oil and gas
     reserves                     995       147        --        --     1,281         3
   Extensions, discoveries
     and other additions          560         9       821       247       683        30
   Production                  (1,161)      (62)   (1,435)      (42)   (2,552)      (68)
                             --------  --------  --------  --------  --------  --------
   End of year                  8,642       626     7,387       597     9,248       195
                             ========  ========  ========  ========  ========  ========
Proved developed reserves-
   End of year                  8,640       626     7,026       491     9,248       195
                             ========  ========  ========  ========  ========  ========

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

                                                      Years Ended December 31,
                                                  --------------------------------
                                                    2000        1999        1998
                                                  --------    --------    --------
                                                           (In thousands)
Future gross revenues .........................   $ 90,473    $ 32,011    $ 19,157
Future costs-
    Lease operating expenses ..................    (20,444)     (9,013)     (6,381)
    Development costs .........................       (277)     (1,150)        (66)
                                                  --------    --------    --------
Future net cash flows before income taxes .....     69,752      21,848      12,710
Discount at 10% per annum .....................    (31,586)     (8,837)     (5,104)
                                                  --------    --------    --------
Discounted future net cash flows
    before income taxes .......................     38,166      13,011       7,606
Future income taxes, net of discount at 10%
    per annum .................................    (12,976)     (4,424)     (1,765)
                                                  --------    --------    --------
Standardized measure of
    discounted future net cash flows ..........   $ 25,190    $  8,587    $  5,841
                                                  ========    ========    ========

         The reserve estimates provided at December 31, 2000 are based on year-end market prices of $25.08 per barrel for crude oil and $8.79 per Mcf for natural gas. Subsequent to year end 2000, natural gas prices declined from the levels at December 31, 2000. Based on the price for natural gas on March 5, 2001 of approximately $5.40 per Mcf, the Company's "Future net cash flows", "Discounted future net cash flows" and "Standardized measure of discounted future net cash flows" at December 31, 2000 would be reduced by approximately $24 million, $12 million and $8 million, respectively.

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                           Years Ended December 31,
                                                      --------------------------------
                                                        2000        1999        1998
                                                      --------    --------    --------
                                                               (In thousands)
Beginning of year ................................... $  8,587    $  5,841    $ 11,867
    Revisions to reserves proved in prior years -
      Net change in prices and production costs .....   21,930       1,272      (2,625)
      Net change due to revisions in quantity
        estimates ...................................    3,606         (85)        316
      Accretion of discount .........................      883         760       1,364
      Production rate changes and other .............   (3,416)      1,033      (3,218)
                                                      --------    --------    --------
         Total revisions ............................   23,003       2,980      (4,163)
    Purchase of oil and gas reserves, net of
      future production costs .......................    2,795          --       1,282
    New field discoveries and extensions,
      net of future production costs ................    3,897       4,365       1,080
    Sales of oil and gas produced, net of
      production costs ..............................   (4,540)     (1,940)     (4,213)
    Net change in income taxes ......................   (8,552)     (2,659)        (12)
                                                      --------    --------    --------
    Net change in standardized measure of
      discounted future net cash flows ..............   16,603       2,746      (6,026)
                                                      --------    --------    --------
End of year ......................................... $ 25,190    $  8,587    $  5,841
                                                      ========    ========    ========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

  Results of Operations for Oil and Gas Producing Activities (Unaudited) -

         The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows:

                                                           Years Ended December 31,
                                                     -----------------------------------
                                                       2000         1999          1998
                                                     ---------    ---------    ---------
                                                               (In thousands)
Revenues .........................................   $   6,059    $   3,441    $   5,689
Costs and expenses -
    Production ...................................       1,519        1,501        1,477
    Exploration ..................................         481          665        1,559
    Depreciation, depletion and amortization .....       2,435        1,795        4,493
                                                     ---------    ---------    ---------
Operating income (loss) before income taxes ......       1,624         (520)      (1,840)
Income tax (expense) benefit .....................        (552)         153          644
                                                     ---------    ---------    ---------
Operating income (loss) ..........................   $   1,072    $    (367)   $  (1,196)
                                                     =========    =========    =========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information concerning executive officers of the Company is included in Part I. The information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Items 11, 12 and 13 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.



                                     III-1

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as a part of this Form 10-K:

               1. Financial Statements

                     Report of Independent Public Accountants

                     Consolidated Balance Sheet as of December 31, 2000 and 1999

                     Consolidated Statement of Earnings for the Years Ended
                             December 31, 2000, 1999 and 1998

                     Consolidated Statement of Shareholders' Equity for the
                             Years Ended December 31, 2000, 1999 and 1998

                     Consolidated Statement of Cash Flows for the Years Ended
                             December 31, 2000, 1999 and 1998

                     Notes to Consolidated Financial Statements

                     Supplementary Financial Data (All unaudited)

               2. Exhibits required to be filed

3(a)     -     Certificate of Incorporation of the Company, as amended.
               (Incorporated by reference to Exhibit 3(a) filed with the Annual
               Report on Form 10-K of the Company for the fiscal year ended
               December 31, 1987)

3(b)     -     Bylaws of the Company, as amended (Incorporated by reference to
               Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration
               Statement on Form S-1 filed with the Securities and Exchange
               Commission on October 29, 1973 - File No. 2-48144)

3(c)     -     Amendment to the Bylaws of the Company to add an Article VII,
               Section 8. Indemnification of Directors, Officers, Employees and
               Agents (Incorporated by reference to Exhibit 3(c) of the Annual
               Report on Form 10-K of the Company for the fiscal year ended
               December 31, 1986)

4(a)     -     Specimen common stock Certificate (Incorporated by reference to
               Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(c)*    -     Eighth Amendment to Loan Agreement between Service Transport
               Company et al and Bank of America, N.A. dated October 27, 2000.

21*      -     Subsidiaries of the Registrant

27*      -     Financial Data Schedule

---------
* - Filed herewith

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

                                              ADAMS RESOURCES & ENERGY, INC.
                                                                    (Registrant)


By /s/ RICHARD B. ABSHIRE                    By /s/ K. S. ADAMS, JR.
   -----------------------------------          --------------------------------
    (Richard B. Abshire,                        (K. S. Adams, Jr.,
     Vice President-Finance, Director            President,Chairman of the
     and Chief Financial Officer)                Board, and Chief Executive
                                                 Officer)

Date:  March 8, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/CLAUDE H. LEWIS                        By /s/ E. C. REINAUER, JR.
   -----------------------------------          --------------------------------
    (Claude H. Lewis, Director)                 (E. C. Reinauer, Jr., Director)


By /s/ THOMAS S. SMITH                       By /s/ E. JACK WEBSTER, JR.
   -----------------------------------          --------------------------------
    (Thomas S. Smith, Director)                 (E. Jack Webster, Jr., Director)


By /s/ JUANITA G. SIMMONS                    By /s/ EDWARD WIECK
   -----------------------------------          --------------------------------
    (Juanita G. Simmons, Director)              (Edward Wieck, Director)


By /s/ JOHN A. BARRETT
   -----------------------------------
    (John A. Barrett, Director)


Date:  March 8, 2001

                                  EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------
3(a)       -       Certificate of Incorporation of the Company, as amended.
                   (Incorporated by reference to Exhibit 3(a) filed with the
                   Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b)       -       Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the
                   Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No.
                   2-48144)

3(c)       -       Amendment to the Bylaws of the Company to add an Article VII,
                   Section 8. Indemnification of Directors, Officers, Employees
                   and Agents (Incorporated by reference to Exhibit 3(c) of the
                   Annual Report on Form 10-K of the Company for the fiscal
                   year ended December 31, 1986)

4(a)       -       Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the
                   Company for the fiscal year ended December 31, 1991)

4(b)       -       Loan Agreement between Adams Resources & Energy, Inc. and
                   NationsBank Texas N.A. dated October 27, 1993 ( Incorporated by reference to Exhibit 4(b) of the Annual Report on Form
                   10-K of the Company for the fiscal year ended December 31,
                   1993)

4(c)*      -       Eighth Amendment to Loan Agreement between Service Transport
                   Company et al and Bank of America, N.A. dated October 27,
                   2000.

21*        -       Subsidiaries of the Registrant

27*        -       Financial Data Schedule

---------
*  - Filed herewith