Form 10-Q
period 2001-03-31
ADAMS RESOURCES & ENERGY INC
filed 2001-05-11
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2001 or
                                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to _________________


                          Commission File Number 1-7908
                                                 ------

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


               4400 Post Oak Pkwy Ste 2700, Houston, Texas 77027
               ---------------------------------------------------
               (Address of principal executive office & Zip Code)


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

                                  Yes [X]   No [ ]

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at May 8, 2001 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                2001             2000
                                                            -----------      -----------
REVENUES:
   Marketing ..........................................     $ 1,331,274      $ 2,000,432
   Transportation .....................................           8,377            9,780
   Oil and gas ........................................           2,299            1,116
                                                            -----------      -----------
                                                              1,341,950        2,011,328
                                                            -----------      -----------
COSTS AND EXPENSES:
   Marketing ..........................................       1,327,426        1,995,700
   Transportation .....................................           7,826            8,728
   Oil and gas ........................................             671              473
   General and administrative .........................           1,751            1,539
   Depreciation, depletion and amortization ...........           1,729            1,645
                                                            -----------      -----------
                                                              1,339,403        2,008,085
                                                            -----------      -----------

Operating earnings ....................................           2,547            3,243
Other income (expense):
   Interest income and other ..........................             171              117
   Interest expense ...................................             (21)             (72)
                                                            -----------      -----------

Earnings before income taxes ..........................           2,697            3,288
Income tax provision
   Current ............................................              58              785
   Deferred ...........................................             896              450
                                                            -----------      -----------
                                                                    954            1,235
                                                            -----------      -----------
Earnings before cumulative effect of
   accounting change ..................................           1,743            2,053
Cumulative effect of accounting change, net of tax ....              55               --
                                                            -----------      -----------

Net earnings ..........................................     $     1,798      $     2,053
                                                            ===========      ===========

EARNINGS PER SHARE:
  Before cumulative effect of accounting change .......             .42              .49
  Cumulative effect of accounting change ..............             .01               --
                                                            -----------      -----------
  Basic and diluted net earnings
     per common share .................................     $       .43      $       .49
                                                            ===========      ===========

Dividends per common share ............................     $        --      $        --
                                                            ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

         - Marketing

         Marketing division revenues, operating earnings and significant operating statistics were as follows:

                                                     First Quarter      First Quarter
                                                         2001               2000
                                                    --------------     --------------
     Revenues                                       $1,331,274,000     $2,000,432,000

     Operating earnings                             $    3,145,000     $    4,024,000


     Volume/Price Information

        Wellhead Purchases - Per day(1)
            Crude Oil                                 432,000 bbls       286,000 bbls
            Natural Gas                               822,000 mcf        803,000 mcf
        Average Price
            Crude Oil                               $   27.25/ bbl     $   27.10/ bbl
            Natural Gas                             $    6.64/ mcf      $   2.57/ mcf

(1) Reflects the volume of crude oil or natural gas purchased from third parties at the lease level and shipped to market. Crude oil volumes include purchases made through joint venture operations.


         Gross revenues for marketing operations decreased by $669,158,000 or 33% for the current period as a result of the accounting treatment for a new marketing joint venture. In May 2000, the Company entered into a joint venture with a third party for the purpose of purchasing, distributing, and marketing crude oil in the offshore Gulf of Mexico region. The joint venture is accounted for under the equity method of accounting. Thus, certain crude oil purchases and sales previously consolidated on the statement of earnings are now reported on a net earnings basis in marketing segment revenues. In actuality, including joint venture activity, crude oil lease purchase and sale volumes continue to grow. Such volumes averaged 432,000 barrels per day in the first quarter of 2001 versus 286,000 barrels per day in the 2000 period.

         Operating earnings were reduced to $3,145,000 in the first quarter of 2001 because of a sudden weakening of inter-month crude oil price spreads. During 2000 through mid March 2001, the Company's trading strategy was premised on current month crude oil prices being higher or stronger than succeeding month prices. When this situation reversed in late March 2001 (the current month price being lower than the next month's price) the Company chose to liquidate certain positions, necessitating a $1,375,000 charge to earnings.

         Crude oil markets remain turbulent with general weakness in the near months turning stronger in the outer months. Given current market conditions, the Company anticipates a continued narrowing of margins during the second quarter of 2001.

         - Transportation

         Transportation revenues and operating earnings were as follows:

                     First Quarter  First Quarter    Percentage
                          2001           2000         Decrease
                     -------------  -------------    ----------
Revenues               $8,377,000     $9,780,000             14%

Operating earnings     $  143,000     $  688,000             79%

         Transportation revenues and operating earnings declined during 2001 as a result of reduced customer demand consistent with a general slow down in the United States economy. Because of the fixed costs associated with a trucking operation, operating earnings on a percentage basis reduced at a faster rate than revenues in the current period. Petrochemical trucking demand has remained slow in this year's second quarter, so the near term outlook for transportation remains cautionary.

              -   Oil and Gas

              Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. The increase in this division's revenues and operating earnings is primarily a result of improved natural gas prices. Comparative amounts are as follows:

                                 First Quarter             First Quarter
                                      2001                       2000
                                 ---------------           --------------
Revenues                         $     2,299,000           $    1,116,000

Operating earnings               $     1,010,000           $       70,000


Volume/Price Information
    Crude oil
        Volume                       16,900 bbls              11,200 bbls
        Average price            $     30.20/bbl           $    27.78/bbl
    Natural gas
        Volume                       272,000 mcf              305,000 mcf
        Average price            $      6.55/mcf           $     2.54/mcf

                 The two Ft. Bend County, Texas wells drilling at year-end 2000 were recently completed and results to date are encouraging. A deep zone in one of the producing wells has tested gas and confirmed an up dip location that will be drilled in June 2001. We participated in two large 3-D seismic shoots in this area and numerous prospects remain to be drilled. Further, during the first four months of this year, we participated in the drilling of 10 additional wells. Six of these wells are now on production, two are completing and two were dry. The company presently has five well locations waiting on a drilling rig and more prospects are being developed.

              - Outlook

              Both the marketing and transportation operations are currently facing an adverse marketplace and it appears this trend will continue through the remainder of the second quarter. In contrast, with strong natural gas prices, the exploration and production division is compensating for some of the shortfall. Overall, however, management does not foresee a return to earnings growth until at least the third quarter of this year.


     Liquidity and Capital Resources


              During the first three months of 2000, the Company's cash flow from operations before working capital items totaled $4,441,000. The Company invested $1,356,000 in capital expenditures including $421,000 in marketing equipment, $309,000 in transportation operations and $626,000 in oil and gas drilling activities. The remaining $3.1 million of cash flow before working capital items served to meet general working capital needs. As the marketing business continues to grow, the availability of trade credit becomes increasingly critical to the success of the Company's operations. Thus, management places great importance on maintaining a strong liquid balance sheet.

              Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional discussion of the Company's bank relationships and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                 March 31,     December 31,
                                                                   2001           2000
                                                                -----------    ------------
                                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ................................     $  22,951      $  36,140
  Accounts receivable, net .................................       242,012        346,152
  Inventories ..............................................        27,731         35,453
  Prepaid and other ........................................         1,310          2,604
                                                                 ---------      ---------

Total current assets .......................................       294,004        420,349
                                                                 ---------      ---------

Property and equipment .....................................        73,519         72,152
  Less - accumulated depreciation,
         depletion and amortization ........................       (46,374)       (44,635)
                                                                 ---------      ---------
                                                                    27,145         27,517
                                                                 ---------      ---------


Other assets ...............................................         2,186            178
                                                                 ---------      ---------
                                                                 $ 323,335      $ 448,044
                                                                 =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................     $ 246,409      $ 345,503
  Accrued and other liabilities ............................        13,912         42,240
                                                                 ---------      ---------
                Total current liabilities ..................       260,321        387,743

Long-term debt, less current maturities ....................        11,900         11,900
Deferred taxes and other liabilities .......................         5,003          4,088
                                                                 ---------      ---------
                                                                   277,224        403,731

Commitments and contingencies (Note 5)

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding .........................            --             --
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares
      outstanding ..........................................           422            422
  Contributed capital ......................................        11,693         11,693
  Retained earnings ........................................        33,996         32,198
                                                                 ---------      ---------
                Total shareholders' equity .................        46,111         44,313
                                                                 ---------      ---------
                                                                 $ 323,335      $ 448,044
                                                                 =========      =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                    2001           2000
                                                                 ---------      ---------
CASH PROVIDED BY OPERATIONS:
  Net earnings .............................................     $   1,798      $   2,053
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ...............         1,729          1,645
    Deferred income tax provision ..........................           896            450
    Other, net .............................................            18            (45)
  Decrease (increase) in accounts receivable ...............       104,140        (23,504)
  Decrease (increase) in inventories .......................         7,722        (12,218)
  Decrease (increase) in prepaid and other .................         1,294             46
  Increase (decrease) in accounts payable ..................       (99,094)        58,429
  Increase (decrease) in accrued liabilities ...............       (28,328)          (139)
                                                                 ---------      ---------

    Net cash provided by (used in) operating activities ....        (9,825)        26,717
                                                                 ---------      ---------

INVESTING ACTIVITIES:
  Property and equipment additions .........................        (1,356)        (2,037)
  Investment in joint venture ..............................        (2,008)            --
                                                                 ---------      ---------

    Net cash provided by (used in) investing activities ....        (3,364)        (2,037)
                                                                 ---------      ---------

Increase (decrease) in cash and cash equivalents ...........       (13,189)        24,680

Cash at beginning of period ................................        36,140         24,137
                                                                 ---------      ---------

Cash at end of period ......................................     $  22,951      $  48,817
                                                                 =========      =========

Supplemental disclosure of cash flow information:

  Interest paid during the period ..........................     $      21      $      72
                                                                 =========      =========

  Income taxes paid during the period ......................     $      --      $     800
                                                                 =========      =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at March 31, 2001 and December 31, 2000 and results of operations and cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Segment Reporting

         The Company is primarily engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Information concerning the Company's various business segments is summarized as follows (in thousands):

                                                                             Depreciation
                                                             Segment           Depletion       Property
                                                             Earnings            and             and
                                                               from             Amorti-        Equipment
                                           Revenues         Operations          zation         Additions
                                        -------------      -------------     ------------     -----------
For the three months ended
March 31, 2001
   Marketing........................    $   1,331,274      $       3,145     $       703      $       421
   Transportation...................            8,377                143             408              309
   Oil and gas......................            2,299              1,010             618              626
                                        -------------      -------------     -----------      -----------
                                        $   1,341,950      $       4,298     $     1,729      $     1,356
                                        =============      =============     ===========      ===========
For the three months ended
March 31, 2000
   Marketing........................    $   2,000,432        $     4,024     $       708      $       234
   Transportation...................            9,780                688             364              332
   Oil and gas......................            1,116                 70             573            1,471
                                        -------------        -----------     -----------      -----------
                                        $   2,011,328        $     4,782     $     1,645      $     2,037
                                        =============        ===========     ===========      ===========

         Identifiable assets by industry segment are as follows (in thousands):

                                            March 31,          December 31,
                                              2001                 2000
                                          ------------         -------------
   Marketing......................        $    272,375         $     388,247
   Transportation.................              15,137                16,329
   Oil and gas....................              12,118                11,971
   Other..........................              23,705                36,497
                                          ------------         -------------
                                          $    323,335         $     448,044
                                          ============         =============

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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                                  For the three months ended
                                                           March 31,
                                                  --------------------------
                                                    2001               2000
                                                  -------            -------
Segment operating earnings .............          $ 4,298            $ 4,782
General and administrative expenses ....           (1,751)            (1,539)
                                                  -------            -------
Operating earnings .....................            2,547              3,243
Interest income and other ..............              171                117
Interest expense .......................              (21)               (72)
                                                  -------            -------
Earnings before income taxes ...........          $ 2,697            $ 3,288
                                                  =======            =======

Note 3 -  Price Risk Management Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In the Company's case, the statement requires that changes in the derivative's fair value be recognized currently in earnings. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. Based on the Company's assessment of its onshore physical delivery contracts that qualified as derivative instruments under SFAS No.

133 on January 1, 2001, the Company disclosed in its annual report on Form 10-K that the transition adjustment required at adoption would result in the recording of a derivative asset of approximately $1.4 million, representing the fair market value of those contracts on that date. After further analysis of its onshore physical delivery contracts in the first quarter of 2001, the Company concluded that most of those contracts had already been included in the mark-to-market calculation required under Emerging Issues Task Force ("EITF") Issue 98-10 at December 31, 2000. The Company ultimately recorded a revised derivative asset of $84,000 and recognized the $84,000, net of $29,000 of income tax, as the cumulative effect of accounting change on January 1, 2001. The Company had no financial instruments outstanding that qualified as derivatives under SFAS No. 133 at March 31, 2001 that did not already meet the mark-to-market criteria under EITF 98-10 (see below).

         On January 1, 1999 the Company adopted EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The accompanying statement of earnings includes pretax income of $4,089,237 and $385,000 in 2001 and 2000, respectively, to reflect the future income from marketing operations based upon end of period prices of the underlying commodities being traded. As of March 31, 2001, the accompanying balance sheet reflects the fair value of trading assets of $12,317,000 in current assets and the fair value of the trading liabilities of $8,228,000 in current liabilities. As of December 31, 2000, the accompanying balance sheet reflects the fair value of the trading assets of $38,945,000 in current assets and the fair value of the trading liabilities of $36,114,000 in current liabilities.

Note 4 - Marketing Joint Venture

         Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The venture operates as Williams-Gulfmark Energy Co. pursuant to the terms of a joint venture agreement. The Company holds a 50% interest in the net earnings of the venture and accounts for its interest under the equity method of accounting. The Company's net investment in the venture is reported in the consolidated balance sheet and its equity in the venture's pretax earnings is included in marketing segment revenues in the consolidated statement of earnings. As of March 31, 2000 and for the three months then ended, the Company's investment, net of distributions received, included in other assets was $2,008,000 and the amount of equity earnings included in marketing revenues relating to the venture was $836,000. Included in such equity earnings was $1,006,000, representing the impact of mark-to-market accounting as of March 31, 2001 related to certain energy contracts.

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


Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders

         The 2001 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 25, 2001. At the Meeting, holders of common stock, $.10 par value, of the Company elected nine members of the Company's Board of Directors.

         Out of the 4,217,596 shares of common stock entitled to vote at the Meeting, there were 3,980,175 shares of common stock voted for the election of the nominees for Directors listed in the proxy statement.

Item 6.  Exhibits and Reports on Form 8K

     a.  Exhibits - None.
     b.  Reports on Form 8-K - None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ADAMS RESOURCES & ENERGY, INC.
                                   (Registrant)




Date:    May 8, 2001                By  /s/ K. S. Adams, Jr.
      ------------------               -----------------------------------------
                                            K. S. Adams, Jr.
                                            Chief Executive Officer



                                    By  /s/ Richard B. Abshire
                                       -----------------------------------------
                                            Richard B. Abshire
                                            Chief Financial Officer