Form 10-Q
period 2001-06-30
ADAMS RESOURCES & ENERGY INC
filed 2001-08-13
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001 or
                                                -------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                        --------------    --------------


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


              4400 Post Oak Parkway Ste 2700, Houston, Texas 77027
               (Address of principal executive office & Zip Code)


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

                                 Yes [X] No [ ]

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at August 9, 2001 was 4,217,596.
                      --------------     ---------

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Six Months Ended              Three Months Ended
                                                                June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                          2001           2000             2001           2000
                                                      -----------     -----------     -----------     -----------
REVENUES:
   Marketing .....................................    $ 2,590,446     $ 3,962,038     $ 1,259,172     $ 1,961,606
   Transportation ................................         17,880          19,335           9,503           9,555
   Oil and gas ...................................          4,273           2,333           1,974           1,217
                                                      -----------     -----------     -----------     -----------
                                                        2,612,599       3,983,706       1,270,649       1,972,378
                                                      -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
   Marketing .....................................      2,586,991       3,951,996       1,259,565       1,956,296
   Transportation ................................         16,088          17,131           8,262           8,403
   Oil and gas ...................................          1,695             865           1,024             392
   General and administrative ....................          4,436           3,117           2,685           1,578
   Depreciation, depletion and amortization ......          3,429           3,342           1,700           1,697
                                                      -----------     -----------     -----------     -----------
                                                        2,612,639       3,976,451       1,273,236       1,968,366
                                                      -----------     -----------     -----------     -----------

Operating earnings (loss) ........................            (40)          7,255          (2,587)          4,012
Other income (expense):
   Interest income and other .....................            268             454              97             337
   Interest expense ..............................            (45)           (117)            (24)            (45)
                                                      -----------     -----------     -----------     -----------
                                                              223             337              73             292
                                                      -----------     -----------     -----------     -----------

Earnings (loss) before income taxes ..............            183           7,592          (2,514)          4,304
Income tax provision (benefit)
   Current .......................................              5           2,103             (53)          1,318
   Deferred ......................................             64             650            (832)            200
                                                      -----------     -----------     -----------     -----------
                                                               69           2,753            (885)          1,518
                                                      -----------     -----------     -----------     -----------
Earnings (loss) before cumulative effect of
   accounting change .............................            114           4,839          (1,629)          2,786
Cumulative effect of accounting change,
   net of tax ....................................             55              --              --              --
                                                      -----------     -----------     -----------     -----------
Net earnings (loss) ..............................    $       169     $     4,839     $    (1,629)    $     2,786
                                                      ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE:

Before cumulative effect of accounting change ....            .03            1.15            (.39)            .66
Cumulative effect of accounting change ...........            .01              --              --              --
Basic and diluted net earnings (loss)
                                                      -----------     -----------     -----------     -----------
   per common share ..............................    $       .04     $      1.15     $      (.39)    $       .66
                                                      ===========     ===========     ===========     ===========

Dividends per common share .......................    $        --     $        --     $        --     $        --
                                                      ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Results of Operations

         -- Marketing

         Marketing division revenues and operating earnings were as follows (IN THOUSANDS):

                                  Six Months Ended             Three Months Ended
                                       June 30,                     June 30,
                             --------------------------    ---------------------------
                                2001            2000           2001            2000
                             -----------    -----------    -----------     -----------
Revenues                     $ 2,590,446    $ 3,962,038    $ 1,259,172     $ 1,961,606

Operating earnings (loss)    $     2,090    $     8,627    $    (1,055)    $     4,603


         Supplemental volume and price information for the marketing division is as follows:

                                          Six Months Ended                Three Months Ended
                                              June 30,                          June 30,
                                     ----------------------------    -----------------------------
                                         2001            2000             2001            2000
                                     ------------    ------------    ------------     ------------
Wellhead Purchases -- Per day (1)
   Crude oil                         436,000 bbls    302,000 bbls    440,000 bbls     318,000 bbls
   Natural gas                       789,000 mcf     829,000 mcf     757,000 mcf      855,000 mcf
Average Purchase Price
   Crude oil -- per barrel           $      26.74    $      27.01    $      26.24     $      26.91
   Natural gas -- per mcf            $       5.56    $       3.20    $       4.49     $       3.42


---------
(1) Reflects the volume of crude oil purchased from third parties at the lease level and shipped to market, including 100% of joint venture activity.


         Gross revenues for marketing operations decreased by $1.4 billion or 35% for the comparative first half as a result of the accounting treatment for a new marketing joint venture. In May 2000, the Company entered into a joint venture with a third party for the purpose of purchasing, distributing, and marketing crude oil in the offshore Gulf of Mexico region. The venture became fully operational in October of 2000. The joint venture is accounted for under the equity method of accounting. Thus, certain crude oil purchases and sales previously consolidated on the statement of earnings are now reported on a net earnings basis in marketing segment revenues. In actuality, including joint venture activity, crude oil lease purchase and sale volumes continue to grow. Such volumes averaged 436,000 barrels per day, in the first half of 2001 versus 302,000 barrels per day last year.

         Operating earnings were reduced by 75% to $2,090,000 in the first half of 2001. Further, for the second quarter of 2001, the company sustained an operating loss of $1,055,000. Earnings were negatively affected by a sudden and dramatic weakening of inter-month crude oil price spreads, particularly in the second quarter of this year. During 2000 through mid March 2001, the Company's trading strategy was premised on current month crude oil prices being higher or stronger than succeeding month prices. When this situation reversed in late March 2001 (the current month price being lower than the next month's price) the Company chose to liquidate certain positions, necessitating a $1,375,000 charge to earnings. The adverse market conditions continued to hamper earnings recovery in the second quarter of 2001 because of the inherent time lag in reducing crude oil acquisition costs. Crude oil is normally purchased under 30-day evergreen contracts, while the resale of crude oil varies from day to day.

         Beginning in May 2001, the Company began to systematically cancel its crude oil acquisition contracts in accordance with the allowed terms. Effective with July 2001 production, the company has adjusted the pricing on its crude oil purchase contracts to be in line with current trends. However, crude oil markets remain turbulent and given current market conditions, the Company anticipates a continuation of narrow margins during the second half of 2001.


         -- Transportation

         Transportation revenues and operating earnings were as follows (IN THOUSANDS):

                       Six Months Ended      Increase    Three Months Ended    Increase
                            June 30,        (Decrease)        June 30,         (Decrease)
                      ------------------    ----------   ------------------    --------
                        2001      2000                     2001      2000
                      -------    -------                 -------    -------
Revenues              $17,880    $19,335         (8)%    $ 9,503    $ 9,555         --%
Operating earnings    $   961    $ 1,470        (35)%    $   818    $   782         --%


         Transportation revenues and operating earnings declined during 2001 as a result of reduced customer demand consistent with a general slow down in the United States economy. Because of the fixed costs associated with a trucking operation, operating earnings on a percentage basis reduced at a faster rate than revenues in the current period. In the second quarter of 2001 however, demand for the Company's trucking services stabilized as the Company was able to secure a number of agricultural chemical hauls. However, the near term outlook for transportation remains cautionary.

         -- Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts are as follows (IN THOUSANDS):


                             Six Months Ended      Three Months Ended
                                  June 30,               June 30,
                             -----------------     ------------------
                              2001       2000       2001        2000
                             ------     ------     ------      ------
Revenues                     $4,273     $2,333     $1,974      $1,217

Operating earnings (loss)    $1,345     $  275     $  335      $  205


         The increase in oil and gas division revenues and operating earnings is a direct result of improved prices for natural gas. In the second quarter of 2001, however, the Company sustained $508,000 of dry hole drilling costs which substantially offset the gains realized through price increases. Comparative amounts are as follows:

                                         Six Months Ended              Three Months Ended
                                             June 30,                      June 30,
                                  ----------------------------    ----------------------------
                                      2001            2000            2001            2000
                                  ------------    ------------    ------------    ------------
Volume/Price Information:
  Crude oil
    Volume                         36,700 bbls     26,000 bbls     19,800 bbls     15,000 bbls
    Average price per barrel      $      28.54    $      27.76    $      27.13    $      27.74

  Natural gas
    Volume                         560,000 mcf     585,000 mcf      288,000 mcf     280,000 mcf
    Average price per mcf         $       5.71    $       2.63     $       4.92    $       2.72


         The Company has participated in the drilling of 16 wells in 2001. Nine wells were successfully completed, three were dry holes, and four wells are currently drilling. One of the in process wells is on the Company's Ft. Bend County, Texas acreage. Two successful Wilcox wells were recently drilled on this prospect and three shallower prospects with significant potential have been identified for drilling later this year.


         -- General and administrative

         Corporate general and administrative expenses are increased for the comparative current periods because of additional personnel and support costs necessitated by the increased volume of business, most notably the expansion into the natural gas marketing arena.

         -- Outlook

         The Company continues to experience adverse conditions in both the marketing and transportation divisions. Earnings from these operations, while expected to be positive, are not expected to contribute substantially to 2001 results. We do, however, expect to see growth from our exploration and production division. As recently drilled wells are brought on production, stronger natural gas prices should afford earnings improvement.


Liquidity and Capital Resources


         During the first half of 2001, the Company's cash flow from operations before working capital items totaled $3,664,000. The Company invested $1,601,000 in capital expenditures including $476,000 in marketing equipment, $324,000 in transportation operations and $801,000 in oil and gas drilling activities. The remaining $2.1 million of cash flow before working capital items served to meet general working capital needs. As the marketing business continues to grow, the availability of trade credit becomes increasingly critical to the success of the Company's operations. Thus, management places great importance on maintaining a strong liquid balance sheet.

         Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional discussion of the Company's bank relationships and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                             June 30,    December 31,
                                                              2001           2000
                                                           -----------   ------------
                                                           (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ............................    $  21,413     $  36,140
  Accounts receivable, net .............................      239,085       346,152
  Inventories ..........................................       21,119        35,453
  Prepaid and other ....................................        1,565         2,604
                                                            ---------     ---------

                Total current assets ...................      283,182       420,349
                                                            ---------     ---------

Property and equipment .................................       73,776        72,152
  Less - accumulated depreciation,
         depletion and amortization ....................      (48,086)      (44,635)
                                                            ---------     ---------
                                                               25,690        27,517
                                                            ---------     ---------

Other assets ...........................................        5,158           178
                                                            ---------     ---------
                                                            $ 314,030     $ 448,044
                                                            =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................    $ 232,237     $ 345,503
  Accrued and other liabilities ........................       21,257        42,240
                                                            ---------     ---------

         Total current liabilities .....................      253,494       387,743

Long-term debt, less current maturities ................       11,900        11,900
Deferred taxes and other liabilities ...................        4,154         4,088
                                                            ---------     ---------
                                                              269,548       403,731

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding .....................           --            --
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares
      outstanding ......................................          422           422
  Contributed capital ..................................       11,693        11,693
  Retained earnings ....................................       32,367        32,198
                                                            ---------     ---------
         Total shareholders' equity ....................       44,482        44,313
                                                            ---------     ---------
                                                            $ 314,030     $ 448,044
                                                            =========     =========


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Six Months Ended
                                                                         June 30,
                                                                 -----------------------
                                                                    2001          2000
                                                                 ---------     ---------
CASH PROVIDED (USED) BY OPERATIONS:
   Net earnings .............................................    $     169     $   4,839
   Items of income not requiring (providing) cash --
    Depreciation, depletion and amortization ................        3,429         3,342
    Deferred income tax provision ...........................           64           650
    Other, net ..............................................            2          (115)
   Decrease (increase) in accounts receivable ...............      107,067       (75,183)
   Decrease (increase) in inventories .......................       14,334       (14,349)
   Decrease (increase) in prepaid and other .................        1,039        (2,580)
   Increase (decrease) in accounts payable ..................     (113,266)       77,158
   Increase (decrease) in accrued liabilities ...............      (20,983)        3,688
                                                                 ---------     ---------

    Net cash provided (required) by operating activities ....       (8,145)       (2,550)
                                                                 ---------     ---------

INVESTING ACTIVITIES:
   Property and equipment additions .........................       (1,601)       (2,518)
   Investment in joint venture ..............................       (4,981)         (495)
                                                                 ---------     ---------

    Net cash provided by (used in) investing activities .....       (6,582)       (3,013)
                                                                 ---------     ---------

Increase (decrease) in cash and cash equivalents ............      (14,727)       (5,563)

Cash at beginning of period .................................       36,140        24,137
                                                                 ---------     ---------

Cash at end of period .......................................    $  21,413     $  18,574
                                                                 =========     =========

Supplemental disclosure of cash flow information:

   Interest paid during the period ..........................    $      45     $     117
                                                                 =========     =========

   Income taxes paid during the period ......................    $     164     $     800
                                                                 =========     =========


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2001 and December 31, 2000 and its results of operations and cash flows for the six months ended and three months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exloration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                                 Depreci-
                                                                  ation,
                                                  Segment        Depletion     Property
                                                 Operating         and           and
                                                  Earnings        Amorti-      Equipment
                                    Revenues       (Loss)         zation       Additions
                                   ----------    ----------     ----------    ----------
For the six months ended
June 30, 2001
   Marketing ..................    $2,590,446    $    2,090     $    1,365    $      476
   Transportation .............        17,880           961            831           324
   Oil and gas ................         4,273         1,345          1,233           801
                                   ----------    ----------     ----------    ----------
                                   $2,612,599    $    4,396     $    3,429    $    1,601
                                   ==========    ==========     ==========    ==========

For the six months ended
June 30, 2000
   Marketing ..................    $3,962,038    $    8,627     $    1,415    $      584
   Transportation .............        19,335         1,470            734           458
   Oil and gas ................         2,333           275          1,193         1,476
                                   ----------    ----------     ----------    ----------
                                   $3,983,706    $   10,372     $    3,342    $    2,518
                                   ==========    ==========     ==========    ==========

For the three months ended
June 30, 2001
   Marketing ..................    $1,259,172    $   (1,055)    $      662    $       55
   Transportation .............         9,503           818            423            15
   Oil and gas ................         1,974           335            615           175
                                   ----------    ----------     ----------    ----------
                                   $1,270,649    $       98     $    1,700    $      245
                                   ==========    ==========     ==========    ==========

For the three months ended
June 30, 2000
   Marketing ..................    $1,961,606    $    4,603     $      707    $      350
   Transportation .............         9,555           782            370           126
   Oil and gas ................         1,217           205            620             5
                                   ----------    ----------     ----------    ----------
                                   $1,972,378    $    5,590     $    1,697    $      481
                                   ==========    ==========     ==========    ==========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         Identifiable assets by industry segment are as follows (in thousands):

                       June 30,   December 31,
                         2001        2000
Marketing .........    $265,598    $383,247
Transportation ....      15,256      16,329
Oil and gas .......      11,763      11,971
Other .............      21,413      36,497
                       --------    --------
                       $314,030    $448,044
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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (in thousands):

                                                  Six months ended         Three months ended
                                                      June 30,                  June 30,
                                                ---------------------     ---------------------
                                                  2001         2000         2001         2000
                                                --------     --------     --------     --------
Segment operating earnings .................    $  4,396     $ 10,372     $     98     $  5,590
General and administrative expenses ........      (4,436)      (3,117)      (2,685)      (1,578)
                                                --------     --------     --------     --------
    Operating earnings .....................         (40)       7,255       (2,587)       4,012
Interest income and other ..................         268          454           97          337
Interest expense ...........................         (45)        (117)         (24)         (45)
                                                --------     --------     --------     --------
    Earnings (loss) before income taxes ....    $    183     $  7,592     $ (2,514)    $  4,304
                                                ========     ========     ========     ========


Note 3 -- Price Risk Management Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In the Company's case, the statement requires that changes in the derivative's fair value be recognized currently in earnings. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. Based on the Company's assessment of its onshore physical delivery contracts that qualified as derivative instruments under SFAS No. 133 on January 1, 2001, the Company recorded a derivative asset of $55,000 (net of $29,000 of income tax), as the cumulative effect of this accounting change. The Company had no financial instruments outstanding that qualified as derivatives under SFAS No. 133 at June 30, 2001 that did not already meet the mark-to-market criteria under EITF 98-10 (see below).

         On January 1, 1999 the Company adopted EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The accompanying statement of earnings includes pretax income of $5,857,467 and $2,820,000 in 2001 and 2000, respectively, to reflect the future income from marketing operations based upon end of period prices of the underlying commodities being traded. As of June 30, 2001, the accompanying balance sheet reflects the fair value of trading assets of $24,190,713 in current assets and the fair value of the trading liabilities of $18,333,246 in current liabilities. As of December 31, 2000, the accompanying balance sheet reflects the fair value of the trading assets of $38,945,000 in current assets and the fair value of the trading liabilities of $36,114,000 in current liabilities.

Note 4 -- Marketing Joint Venture

         Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The venture operates as Williams-Gulfmark Energy Co. pursuant to the terms of a joint venture agreement. The Company holds a 50% interest in the net earnings of the venture and accounts for its interest under the equity method of accounting. The Company's net investment in the venture is reported in the consolidated balance sheet and its equity in the venture's pretax earnings is included in marketing segment revenues in the consolidated statement of earnings. As of June 30, 2001 and for the six months then ended, the Company's investment, net of distributions received, included in other assets was $4,981,000 and the amount of equity earnings included in marketing revenues relating to the venture was $5,000. Included in such equity earnings was $961,000, representing the impact of mark-to-market accounting as of June 30, 2001 related to certain energy contracts.

Note 5 -- Commitments and Contingencies

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

                           PART II. OTHER INFORMATION

Item 1. -- None

Item 2. -- None

Item 3. -- None

Item 4. -- None


Item 6. Exhibits and Reports on Form 8K

     a. Exhibits -- None.

     b. Reports on Form 8-K -- None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ADAMS RESOURCES & ENERGY, INC.
                                          (Registrant)

Date:  August 10, 2001                    By /s/ K. S. Adams, Jr.
       ---------------                       -----------------------
                                             K. S. Adams, Jr.
                                             Chief Executive Officer


                                          By /s/ Richard B. Abshire
                                             -----------------------
                                             Richard B. Abshire
                                             Chief Financial Officer