Form 10-Q
period 2001-09-30
ADAMS RESOURCES & ENERGY INC
filed 2001-11-13
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001 or
                                             ------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to ___________________


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


                   4400 Post Oak Parkway, Houston, Texas 77027
                  --------------------------------------------
               (Address of principal executive office & Zip Code)


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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at October 31, 2001 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Nine Months Ended                Three Months Ended
                                                                September 30,                     September 30,
                                                       ----------------------------      ----------------------------
                                                          2001              2000            2001              2000
                                                       -----------      -----------      -----------      -----------
REVENUES:
   Marketing .....................................     $ 3,819,207      $ 5,705,834      $ 1,228,761      $ 1,743,796
   Transportation ................................          26,015           26,792            8,135            7,457
   Oil and gas ...................................           5,588            4,258            1,315            1,925
                                                       -----------      -----------      -----------      -----------
                                                         3,850,810        5,736,884        1,238,211        1,753,178
                                                       -----------      -----------      -----------      -----------
COSTS AND EXPENSES:
   Marketing .....................................       3,814,924        5,690,938        1,227,933        1,738,942
   Transportation ................................          23,684           24,264            7,596            7,133
   Oil and gas ...................................           2,252            1,336              557              471
   General and administrative ....................           6,511            4,595            2,075            1,478
   Depreciation, depletion and amortization ......           5,112            5,042            1,683            1,700
                                                       -----------      -----------      -----------      -----------
                                                         3,852,483        5,726,175        1,239,844        1,749,724
                                                       -----------      -----------      -----------      -----------
Operating earnings (loss) ........................          (1,673)          10,709           (1,633)           3,454
Other income (expense):
   Interest income and other .....................             318              593               50              139
   Interest expense ..............................            (107)            (144)             (62)             (27)
                                                       -----------      -----------      -----------      -----------
                                                               211              449              (12)             112
                                                       -----------      -----------      -----------      -----------
Earnings (loss) before income taxes ..............          (1,462)          11,158           (1,645)           3,566
Income tax provision (benefit)
   Current .......................................            (527)           3,202             (532)           1,099
   Deferred ......................................              --              900              (64)             250
                                                       -----------      -----------      -----------      -----------
                                                              (527)           4,102             (596)           1,349
                                                       -----------      -----------      -----------      -----------
Earnings (loss) before cumulative effect of
   accounting change .............................            (935)           7,056           (1,049)           2,217
Cumulative effect of accounting change,
   net of tax ....................................              55               --               --               --
                                                       -----------      -----------      -----------      -----------
Net earnings (loss) ..............................     $      (880)     $     7,056      $    (1,049)     $     2,217
                                                       ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER SHARE:
Before cumulative effect of accounting change ....     $      (.22)     $      1.67      $      (.25)     $       .52
Cumulative effect of accounting change ...........             .01               --               --               --
                                                       -----------      -----------      -----------      -----------
Basic and diluted net earnings (loss)
   per common share ..............................     $      (.21)     $      1.67      $      (.25)     $       .52
                                                       ===========      ===========      ===========      ===========

Dividends per common share .......................     $        --      $        --      $        --      $        --
                                                       ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations


-  Marketing

         Marketing division revenues and operating earnings were as follows (IN THOUSANDS):



                                                Nine Months Ended                 Three Months Ended
                                                  September 30,                      September 30,
                                          -----------------------------     -----------------------------
                                              2001             2000             2001            2000
                                          ------------     ------------     ------------     ------------

Revenues                                  $  3,819,207     $  5,705,834     $  1,228,761     $  1,743,796

Operating earnings                        $      2,265     $     12,752     $        175     $      4,125


         Supplemental volume and price information for the marketing division is as follows:


                                                Nine Months Ended               Three Months Ended
                                                  September 30,                    September 30,
                                         -----------------------------     -----------------------------
                                            2001              2000             2001            2000
                                         ------------     ------------     ------------     ------------

Wellhead Purchases - Per day (1)
   Crude oil                             439,000 bbls     307,900 bbls     447,000 bbls     325,000 bbls

   Natural gas                            793,163 mcf      843,200 mcf      801,489 mcf      819,300 mcf
Average Purchase Price
   Crude oil - per barrel                $      26.21     $      28.23     $      25.46     $      30.03

   Natural gas - per mcf                 $       4.62     $       3.55     $       2.74     $       4.26


------------------

(1) Reflects the volume of crude oil purchased from third parties at the lease level and shipped to market, including 100% of joint venture activity.

         Gross revenues from marketing operations decreased by $1.9 billion or 33% for the comparative first nine months of 2001 as a result of the accounting treatment for a marketing joint venture. In May 2000, the Company entered into a joint venture with a third party for the purpose of purchasing, distributing, and marketing crude oil in the offshore Gulf of Mexico region. The venture became fully operational in October of 2000 and is accounted for under the equity method of accounting. Thus, certain crude oil purchases and sales previously consolidated on the statement of earnings are now reported on a net earnings basis in marketing segment revenues. In actuality, including joint venture activity, crude oil lease purchase and sale volumes continued to grow. Such volumes averaged 439,000 barrels per day, in the first nine months of 2001 versus 307,900 barrels per day in last year.

         Operating earnings were reduced by 82% to $2,265,000 for the first nine months of 2001. This reduction resulted, in part, from a $4.2 million write-down in the carrying value of crude oil inventories during the third quarter of 2001. During the current quarter, the market price for crude oil dropped from approximately $26.50 per barrel to approximately $22 per barrel necessitating the write-down. Earnings for 2001 were also affected negatively by a sudden and dramatic weakening of inter-month crude oil price spreads, particularly in the second quarter. During 2000 through mid-March 2001, the Company's trading strategy was premised on current month crude oil prices being higher or stronger than succeeding month prices. When this situation reversed in late March 2001 (the current month price being lower than the next month's price) the Company chose to liquidate certain positions, necessitating a $1,375,000 charge to earnings. The adverse market conditions continued to hamper earnings recovery in the second quarter of 2001 because of the inherent time lag in reducing crude oil acquisition costs. Crude oil is normally purchased under 30-day evergreen contracts, while the resale of crude oil varies from day to day.

         Beginning in May 2001, the Company began to systematically cancel its crude oil acquisition contracts in accordance with the allowed terms. Effective with July 2001 production, the company had adjusted the pricing on its crude oil purchase contracts to be in line with current trends. However, in late September 2001, crude oil prices fell significantly resulting in the inventory valuation decline. As of September 30, 2001, the Company held approximately 900,000 barrels of crude oil inventory valued at $22 per barrel.



-  Transportation

         Transportation revenues and operating earnings (loss) were as follows (IN THOUSANDS):


                                 Nine Months Ended             Increase              Three Months Ended              Increase
                                   September 30,              (Decrease)                September 30,               (Decrease)
                           -----------------------------     ------------       -----------------------------      ------------
                               2001             2000                                2001             2000
                           ------------     ------------                        ------------     ------------


Revenues                   $     26,015     $     26,792             (2.9)%     $      8,135     $      7,457               9.1%

Operating earnings
  (loss)                   $      1,083     $      1,429            (24.2)%     $        122     $        (41)              n/a

         Demand for transportation services and resulting operating earnings fell significantly last year and remained depressed during 2001, consistent with a general slowing of the United States economy. While the company experienced a slight comparative improvement for the third quarter of 2001, this item does not represent a trend. Success for the tank truck business is tied to demand from domestic manufacturers of petrochemicals. The petrochemical customer base has been hurt by the weakened U. S. economy, plus the strong dollar has reduced chemical exports. Last year's run-up in natural gas prices, a key feedstock for petrochemicals, further hampered domestic chemical manufacturers. The events of September 11, 2001 exacerbated the situation as demand for petrochemicals continued to slow.

         To counter these problems, the Company has attempted to expand market share and has focused heavily on cost control. In the past 12 months, a limited number of layoffs were instituted and there have been no additions to the transportation fleet. Ordinarily, the Company would have sold off excess units, but the depressed state of the used truck market made this alternative much less attractive. An additional concern is the significantly increased liability insurance premiums forecasted for 2002. This situation results from failing insurance industry investment earnings coupled with higher incidents of claims throughout the industry. The Company's present liability policies renew on March 1, 2002.

         In recent years, the tank truck industry has seen a large volume of consolidation through mergers and acquisitions. Given current conditions for the industry, the company anticipates further fall out as less financial secure competitors fail or are acquired. This should reduce future competition. When the U.S. economy turns around and chemical demand resumes, the Company anticipates being a well-positioned survivor capable of capitalizing on new opportunities.

-  Oil and Gas

         Oil and gas segment's revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts are as follows (IN THOUSANDS):


                                    Nine Months Ended            Three Months Ended
                                     September 30,                 September 30,
                              -------------------------     -------------------------
                                 2001           2000            2001          2000
                              ----------     ----------     ----------     ----------

Revenues                      $    5,588     $    4,258     $    1,315     $    1,925

Operating earnings            $    1,490     $    1,123     $      145     $      848


         The increase in oil and gas division revenues during the first nine months of 2001 is primarily a result of improved prices for natural gas. During 2001, however, the Company sustained $542,000 of dry hole drilling costs that partially offset the gains realized through price increases. For the comparative third quarter of 2001, reduced production volumes from normal production declines and lower natural gas prices suppressed revenues and earnings. Comparative amounts are as follows:


                                                      Nine Months Ended                 Three Months Ended
                                                        September 30,                      September 30,
                                               ------------------------------    ---------------------------------
                                                   2001             2000              2001                2000
                                               -------------    -------------    --------------      -------------
     Crude oil
        Volume                                   50,900 bbls      43,400 bbls       14,200 bbls        17,400 bbls
        Average price per barrel               $       29.50    $       28.64    $        31.97      $       29.95

     Natural gas
        Volume                                   809,000 mcf      900,300 mcf       249,800 mcf        315,300 mcf
        Average price per mcf                  $        4.99    $        3.28    $         3.38      $        4.48

         The Company has participated in the drilling of 23 wells in 2001. Ten wells were successfully completed, seven were dry holes, and six are currently drilling. In addition, the Company has acquired an interest in three wells in the White's Bayou Field of Chambers County, Texas. One of these wells is currently being recompleted to a previously untested zone, while a second well is currently producing and the third well is being placed on pump in anticipation of establishing production. Further, six wells (three exploratory and three developmental) are planned for spudding in the fourth quarter

-  General and administrative

         Corporate general and administrative expenses increased for the comparative current periods because of additional personnel and support costs necessitated by the increased volume of business, most notably the expansion into the natural gas marketing arena.

Liquidity and Capital Resources


         During the first nine months of 2001, the Company invested $1,808,000 in capital expenditures including $625,000 in marketing equipment, $357,000 in transportation operations and $826,000 in oil and gas drilling activities. Funding for these items came from general working capital availability. Effective November 1, 2001, the Company sold for cash an onshore crude oil pipeline and made a decision to exit its marketing joint venture arrangement (see Note 4). By exiting the joint venture, the Company was able to liquidate certain crude oil inventory positions. Combined, these events generated approximately $18 million of free cash for the Company. (See Note 7). Management places great importance on maintaining a strong liquid balance sheet and believes the availability of trade credit is critical to the success of the Company's operations.

         Refer to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional discussion of the Company's bank relationships and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                 September 30,     December 31,
                                                                     2001              2000
                                                                 -------------     ------------
                                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents ..................................   $     10,435      $     36,140
  Accounts receivable, net ...................................        273,605           346,152
  Inventories ................................................         20,792            35,453
  Prepaid and other ..........................................          3,236             2,604
                                                                 ------------      ------------

                Total current assets .........................        308,068           420,349
                                                                 ------------      ------------

Property and equipment .......................................         73,986            72,152
  Less - accumulated depreciation,
         depletion and amortization ..........................        (49,772)          (44,635)
                                                                 ------------      ------------
                                                                       24,214            27,517
                                                                 ------------      ------------


Other assets .................................................            178               178
                                                                 ------------      ------------
                                                                 $    332,460      $    448,044
                                                                 ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................   $    240,710      $    345,503
  Notes payable ..............................................          3,000                --
  Accrued and other liabilities ..............................         29,792            42,240
                                                                 ------------      ------------

         Total current liabilities ...........................        273,502           387,743

Long-term debt, less current maturities ......................         11,900            11,900
Deferred taxes and other liabilities .........................          3,625             4,088
                                                                 ------------      ------------
                                                                      289,027           403,731

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding ...........................             --                --
  Common stock - $.10 par value, 7,500,000
      shares authorized, 4,217,596 shares
      outstanding ............................................            422               422
  Contributed capital ........................................         11,693            11,693
  Retained earnings ..........................................         31,318            32,198
                                                                 ------------      ------------
         Total shareholders' equity ..........................         43,433            44,313
                                                                 ------------      ------------
                                                                 $    332,460      $    448,044
                                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    Nine Months Ended
                                                                       September 30,
                                                                 --------------------------
                                                                    2001            2000
                                                                 ----------      ----------

CASH PROVIDED (USED) BY OPERATIONS:
   Net earnings (loss) .....................................     $     (880)     $    7,056
   Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ...............          5,112           5,042
    Risk management activities .............................         (5,724)           (803)
    Deferred income tax provision ..........................             --             900
    Other, net .............................................           (464)           (284)
   Decrease (increase) in accounts receivable ..............         66,217         (48,258)
   Decrease (increase) in inventories ......................         14,661         (30,080)
   Decrease (increase) in prepaid and other ................           (632)         (2,993)
   Increase (decrease) in accounts payable .................        (92,739)         75,618
   Increase (decrease) in accrued liabilities ..............        (12,448)          1,599
                                                                 ----------      ----------


    Net cash provided (required) by operating activities ...        (26,897)          7,797
                                                                 ----------      ----------

INVESTING ACTIVITIES:
   Property and equipment additions ........................         (1,808)         (4,823)
                                                                 ----------      ----------

   Net cash (required) by investing activities .............         (1,808)         (4,823)
                                                                 ----------      ----------

FINANCING ACTIVITIES:
   Borrowings ..............................................          3,000              --
                                                                 ----------      ----------

   Net cash provided by financing activities ...............          3,000              --
                                                                 ----------      ----------

Increase (decrease) in cash and cash equivalents ...........        (25,705)          2,974

Cash at beginning of period ................................         36,140          24,137
                                                                 ----------      ----------

Cash at end of period ......................................     $   10,435      $   27,111
                                                                 ==========      ==========

Supplemental disclosure of cash flow information:

   Interest paid during the period .........................     $      107      $      144
                                                                 ==========      ==========

   Income taxes paid during the period .....................     $      270      $    3,443
                                                                 ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2001 and December 31, 2000 and its results of operations and cash flows for the nine months ended and three months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):


                                                                       Depreci-
                                                                        ation,
                                                                       Depletion         Property
                                                      Segment             and              and
                                                     Operating          Amorti-         Equipment
                                     Revenues         Earnings          zation          Additions
                                   ------------     ------------      ------------     ------------

For the nine months ended
September 30, 2001
Marketing ....................     $  3,819,207     $      2,265      $      2,018     $        625
Transportation ...............           26,015            1,083             1,248              357
Oil and gas ..................            5,588            1,490             1,846              826
                                   ------------     ------------      ------------     ------------
                                   $  3,850,810     $      4,838      $      5,112     $      1,808
                                   ============     ============      ============     ============

For the nine months ended
September 30, 2000
Marketing ....................     $  5,705,834     $     12,752      $      2,144     $        832
Transportation ...............           26,792            1,429             1,099              778
Oil and gas ..................            4,258            1,123             1,799            3,213
                                   ------------     ------------      ------------     ------------
                                   $  5,736,884     $     15,304      $      5,042     $      4,823
                                   ============     ============      ============     ============

For the three months ended
September 30, 2001
Marketing ....................     $  1,228,761     $        175      $        653     $        149
Transportation ...............            8,135              122               417               33
Oil and gas ..................            1,315              145               613               25
                                   ------------     ------------      ------------     ------------
                                   $  1,238,211     $        442      $      1,683     $        207
                                   ============     ============      ============     ============

For the three months ended
September 30, 2000
Marketing ....................     $  1,743,796     $      4,125      $        729     $        248
Transportation ...............            7,457              (41)              365              320
Oil and gas ..................            1,925              848               606            1,737
                                   ------------     ------------      ------------     ------------
                                   $  1,753,178     $      4,932      $      1,700     $      2,305
                                   ============     ============      ============     ============


                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

         Identifiable assets by industry segment are as follows (IN THOUSANDS):



                                                         September 30,       December 31,
                                                            2001                 2000
                                                       ---------------     ---------------

Marketing ........................................     $       295,466     $       383,247
Transportation ...................................              14,486              16,329
Oil and gas ......................................              11,479              11,971
Other ............................................              11,029              36,497
                                                       ---------------     ---------------
                                                       $       332,460     $       448,044
                                                       ===============     ===============

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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (IN THOUSANDS):


                                                     Nine months ended              Three months ended
                                                       September 30,                 September 30,
                                               --------------------------      --------------------------
                                                  2001            2000            2001            2000
                                               ----------      ----------      ----------      ----------

Segment operating earnings ...............     $    4,838      $   15,304      $      442      $    4,932
General and administrative expenses ......          6,511           4,595           2,075           1,478
  Operating earnings (loss) ..............         (1,673)         10,709          (1,633)          3,454
Interest income and other ................            318             593              50             139
Interest expense .........................           (107)           (144)            (62)            (27)
                                               ----------      ----------      ----------      ----------
  Earnings (loss) before income taxes ....     $   (1,462)     $   11,158      $   (1,645)     $    3,566
                                               ==========      ==========      ==========      ==========

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

         On January 1, 1999 the Company adopted EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Issue 98-10 requires energy trading contracts (as defined) to be recorded at fair value on the balance sheet, with the change in fair value included in earnings. The accompanying statement of earnings includes pretax income of $5,724,000 and $803,000 in 2001 and 2000, respectively, to reflect the future income from marketing operations based upon end of period prices of the underlying commodities being traded. As of September 30, 2001, the accompanying balance sheet reflects the fair value of trading assets of $32,615,000 in current assets and the fair value of the trading liabilities of $24,060,000 in current liabilities. As of December 31, 2000, the accompanying balance sheet reflects the fair value of the trading assets of $38,945,000 in current assets and the fair value of the trading liabilities of $36,114,000 in current liabilities.

Note 4 - Marketing Joint Venture

         Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The venture operates as Williams-Gulfmark Energy Co. pursuant to the terms of a joint venture agreement. The Company holds a 50% interest in the net earnings of the venture and accounts for its interest under the equity method of accounting. The Company's net investment in the venture is reported in the consolidated balance sheet and its equity in the venture's pretax earnings is included in marketing segment revenues in the consolidated statement of earnings. As of September 30, 2001 and for the nine months then ended, the Company's investment, net of distributions received, included in current assets was $7,854,000 and the amount of equity earnings included in marketing revenues relating to the venture was a net loss of $1,337,000. Included in such equity earnings was $574,000, representing the impact of mark-to-market accounting as of September 30, 2001 related to certain energy contracts.

         Effective November 1, 2001, the Company exited the joint venture and was able to liquidate for cash its $7,854,000 net investment. (See Note 7).

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

Note 6 - Recent Accounting Pronouncements

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of Statement No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company expects to adopt Statement No. 144 effective January 1, 2002 and does not expect such adoption to have a material impact on its financial condition and results of operations.

Note 7 - Subsequent events.

         Effective November 1, 2001, the Company sold for cash an onshore crude oil pipeline. Additionally, effective November 1, 2001, the Company exited its marketing joint venture arrangement (See Note 4). The combined effect of these events permitted the Company to liquidate certain crude oil inventory positions and generate free cash totaling approximately $18 million. In addition, the Company will record a fourth quarter 2001 gain of approximately $5,000,000.

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





                                           ADAMS RESOURCES & ENERGY, INC.
                                           (Registrant)




Date:  November 12, 2001                   By  /s/ K.S. Adams, Jr.
                                             ----------------------------------
                                           K.S. Adams, Jr.
                                           Chief Executive Officer



                                           By  /s/ Richard B. Abshire
                                             ----------------------------------
                                           Richard B. Abshire
                                           Chief Financial Officer