Form 10-Q
period 2002-03-31
ADAMS RESOURCES & ENERGY INC
filed 2002-05-14
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2002 or
                                             --------------

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

               4400 Post Oak Pkwy Ste 2700 , Houston, Texas 77027
               --------------------------------------------------
               (Address of principal executive office & Zip Code)

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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at May 8, 2002 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended
                                                                      March 31,
                                                          ---------------------------------
                                                               2002               2001
                                                          --------------     --------------

REVENUES:
   Marketing .........................................    $      520,023     $    1,331,274
   Transportation ....................................             8,169              8,377
   Oil and gas .......................................               859              2,299
                                                          --------------     --------------
                                                                 529,051          1,341,950
COSTS AND EXPENSES:
   Marketing .........................................           516,713          1,327,426
   Transportation ....................................             7,316              7,826
   Oil and gas .......................................               614                671
   General and administrative ........................             2,404              1,751
   Depreciation, depletion and amortization ..........             1,109              1,729
                                                          --------------     --------------
                                                                 528,156          1,339,403

Operating earnings ...................................               895              2,547
Other income (expense):
   Interest income and other .........................                88                171
   Interest expense ..................................               (51)               (21)
                                                          --------------     --------------

Earnings before income taxes .........................               932              2,697
Income tax provision
   Current ...........................................                12                 58
   Deferred ..........................................               325                896
                                                          --------------     --------------
                                                                     337                954
                                                          --------------     --------------
Earnings before cumulative effect of
   accounting change .................................               595              1,743
Cumulative effect of accounting change, net of tax ...                --                 55
                                                          --------------     --------------

Net earnings .........................................    $          595     $       1 ,798
                                                          ==============     ==============

EARNINGS PER SHARE:
  Before cumulative effect of accounting change ......    $          .14     $          .42
  Cumulative effect of accounting change .............                --                .01
                                                          --------------     --------------
  Basic and diluted net earnings
     per common share ................................    $          .14     $          .43
                                                          ==============     ==============

Dividends per common share ...........................    $           --     $           --
                                                          ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         - Marketing

         Marketing division revenues and operating earnings were as follows:

                                                   First Quarter      First Quarter
                                                        2002               2001
                                                  ---------------    ---------------
              Revenues                            $   520,023,000    $ 1,331,274,000

              Operating earnings                  $     2,794,000    $     3,145,000

         Supplemental volume and price information for the marketing division is as follows:

                 Wellhead Purchases - Per day (1)
                     Crude Oil                        113,000 bbls      135,000 bbls
                     Natural Gas                      643,000 mcf       822,000 mcf
                 Average Price
                     Crude Oil                    $       19.76/bbl  $     27.55/bbl
                     Natural Gas                  $        2.42/mcf  $      6.64/mcf

         (1) Reflects the volume purchased from third parties at the lease level and pipeline pooling points.

         Gross revenues for the marketing operation decreased by $811 million or 61 percent as a result of reduced prices and volumes for both crude oil and natural gas. Price decreases accounted for $337 million or 42 percent of the revenue decline, with lease level and pipeline pooling point volume reductions accounting for $162 million or 20 percent of the revenue decline. The remaining decline in revenues resulted from the Company curtailing its trading activity during the first quarter of 2002. Following the collapse of Enron Corp. in December 2001, the marketplace for energy marketing firms was generally constricted. The Company's suppliers and counterparties restricted the amount of open credit afforded the Company. Similarly, the Company reduced the available trade credit granted to its customers and other counterparties. Such mutual credit restrictions served to reduce the overall volume of trading activity.

         In contrast to the steep revenue decline, marketing division operating earnings were reduced by $351,000 or 11 percent for the first three months of 2002. The most significant factor reducing first quarter 2002 operating earnings was a $1.1 million loss sustained on certain New England region "heat-sensitive" natural gas customers. During the spring of 2001, the Company had entered into a number of contracts to sell first quarter 2002 natural gas at prices in the $6 per unit range. In turn, the Company purchased its expected future sales volumes in the $5 per unit price range. Recognizing an exposure to volume fluctuations on "heat-sensitive" accounts, the Company attempted to reduce its risk by purchasing certain straddle options. Unfortunately these options were purchased from Enron and were not honored due to the bankruptcy. With the abnormal warm weather conditions in the region, actual usage volumes were substantially reduced. This forced the Company to sell off excess supply into a falling market. As the "heat-sensitive" contracts expire in 2002, the Company will not renew most of this type of business. Other than reducing market risk, the loss of "heat-sensitive" accounts will not impact the Company's overall marketing operation.

         Operating earnings during the first quarter of 2002 benefited from increased prices for crude oil. Domestic prices rose from the $19 per barrel range at year-end 2001 to the $24 per barrel range during March 2002. This situation enabled the Company to liquidate lower priced inventory into a relatively high value market and boost operating margins by $1.1 million during this year's first quarter. As of March 31, 2002, the Company held approximately 378,000 barrels of crude oil inventory valued at approximately $24.25 per barrel.

         In general, the contraction of business activity resulting from Enron served to depress operating earnings. Certain commodity trading activities that were profitable for the Company in the first quarter of 2001 were not conducted in 2002 as the Company took action to avoid being caught in an illiquid market. The marketplace does appear to be stabilizing, and the Company anticipates general improvement for liquidity and profitability afforded by the marketplace.


         - Transportation

         Transportation revenues and operating earnings were as follows:

                                                                       Percentage
                                      First Quarter   First Quarter     Increase
                                          2002            2001         (Decrease)
                                      -------------   -------------    ----------
              Revenues                $  8,169,000    $  8,377,000        (2.5)%

              Operating earnings      $    475,000    $    143,000       232.2%

         Transportation revenues of approximately $8.2 million were consistent between the comparative first quarter periods. Operating earnings were improved however, due to cost cutting measures instituted in 2001. The Company has been in a period of reduced demand for its trucking services, consistent with the general trend for the United States economy. Late in the first quarter of 2002, the Company experienced a pick-up in demand, a trend which appears to be holding during the second quarter of 2002. Should stronger sales demand continue, the

Company should experience greater revenues and operating earnings from the transportation segment during 2002.

          As demand has improved, the Company has resumed the active hiring of drivers for its petrochemical transportation business. Presently 233 professional drivers are employed and operating. With the improved sales outlook, the Company will also begin replacing its older tractors. Historically, the Company has entered into lease agreements to acquire new equipment. However, given potentially choppy market conditions, relative high new truck-tractor prices of $84,000 per unit and relative bargain prices of $29,000 for 1999 model year units, the Company intends to replace 25 units this year with late model used equipment. After trade-in, these upgrade units will be cash purchased for approximately $500,000.

         - Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. This division's revenues and operating earnings decreased by $1,440,000 and $980,000, respectively, for the first quarter of 2002 as a result of reduced prices for crude oil and natural gas. Comparative amounts are as follows:

                                                  First Quarter        First Quarter
                                                       2002                2001
                                                  -------------        -------------
              Revenues                            $     859,000        $   2,299,000

              Operating earnings                  $      30,000        $   1,010,000


              Volume/Price Information
                  Crude oil
                      Volume                          16,500bbls          16,900bbls
                      Average price               $    19.33/bbl       $   30.20/bbl
                  Natural gas
                      Volume                         221,000 mcf         272,000 mcf
                      Average price               $     2.42/mcf       $    6.55/mcf

         During the first quarter of 2002, the Company successfully completed six wells with two additional wells in the final stages of completion. Two of the six wells were in the Vinton Dome area of Louisiana. The completed wells in Texas included one in the West Refugio area, one in the Tavener Area of Ft. Bend County and one in the Neva West prospect in Schleicher County. The main emphasis for the remainder of 2002 will be on drilling shallow, lower cost opportunities. The Company is also addressing operating cost issues on older producing properties and is implementing cost reduction plans. Close surveillance of operations is also necessary to assure that wells producing near their economic limit are reviewed on a regular basis for enhancement opportunities.

         - General and administrative

         General and administrative expenses increased by $653,000 or 37 percent in the comparative first quarter of 2002 primarily as a result of $536,000 incurred for a due diligence review of the Company's operations following the collapse of Enron Corp., a trading counterparty of the Company. While the review produced no adverse findings, continuous improvement in practices and procedures remains an important goal of the Company.

         - Outlook

         In March and April 2002, both crude oil and natural gas prices have strengthened. This benefits both the oil and gas and the marketing divisions. The marketplace also appears to be stabilizing as the Company and its counterparties adjust to the post-Enron era. The largest area of encouragement, perhaps, is the transportation operation. If the United States economy continues its recovery, the Company expects to see a return to the strong historical results from the transportation segment.

     Liquidity and Capital Resources

         During the first three months of 2002, the Company's cash flow from operations before working capital items totaled $9,290,000. The Company invested $1,051,000 in capital expenditures including $20,000 in marketing equipment, $17,000 in transportation operations and $1,014,000 in oil and gas drilling activities. The remaining $8.2 million of cash flow before working capital items was used to boost cash reserves and generally improve liquidity.

         A key factor in the Company's reported cash flows before working capital items is the cash flow impact of risk management activities. As reflected in the accompanying Statement of Cash Flows during the first quarter of 2002, the Company converted $7,345,000 of year-end 2001 net risk management assets to cash. As a result, reported net risk management assets of $14,523,000 as of December 31, 2001 were reduced to net risk management assets of $7,178,000 as of March 31, 2002. The Company anticipates a further net conversion to cash of its risk management assets during the second quarter of 2002. See Note 3 to the accompanying Financial Statements.

         For the remainder of 2002, the Company anticipates spending approximately $2 million on oil and gas exploration projects and approximately $1.3 million on tractor and trailer equipment additions. Within the transportation operation, the Company intends to replace older model truck-tractor units ($500,000) and exercise its purchase option ($800,000) on certain tractor and trailer units where the underlying lease obligation matures during 2002.

Banking Relationships

         The Company's primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of March 31, 2002 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $4,000,000 as of March 31, 2002. The line of credit loans are scheduled to expire on October 29, 2003, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of March 31, 2002, bank debt outstanding under the Company's two revolving credit facilities totaled $11,375,000.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing letters of credit, the facility also finances up to $6,000,000 of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of March 31, 2002 the Company had $4.5 million of eligible collateral value under this facility. No working capital advances were outstanding as of March 31, 2002.

         The Company's Adams Resources Marketing subsidiary maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing letters of credit, the facility finances up to $4,000,000 of general working capital needs. No working capital advances were outstanding under this facility as of March 31, 2002.

         Refer also to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional discussion of the Company's banking relationships and other matters.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                           March 31,     December 31,
                                                             2002             2001
                                                          -----------    ------------
                                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ..........................    $   18,250     $   14,177
  Accounts receivable, net ...........................       141,081        138,926
  Inventories ........................................        13,033         10,004
  Risk management receivables ........................        10,280         24,700
  Income tax receivable ..............................         3,930          3,930
  Prepaid and other ..................................         2,684          7,568
                                                          ----------     ----------

Total current assets .................................       189,258        199,305
                                                          ----------     ----------

Property and equipment ...............................        74,839         74,188
  Less - accumulated depreciation,
         depletion and amortization ..................       (51,008)       (50,289)
                                                          ----------     ----------
                                                              23,831         23,899
                                                          ----------     ----------
Other assets
  Risk management assets .............................         1,968          3,646
  Other assets .......................................           177            177
                                                          ----------     ----------
                                                          $  215,234     $  227,027
                                                          ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................    $  149,455     $  152,153
  Current portion of long-term debt ..................            --          1,000
  Risk management payables ...........................         3,964         12,028
  Accrued and other liabilities ......................         3,637          3,790
                                                          ----------     ----------
                Total current liabilities ............       157,056        168,971

Long-term debt, less current maturities ..............        11,375         11,475
Other Liabilities
  Deferred taxes and other ...........................         5,906          5,590
  Risk management liabilities ........................         1,106          1,795
                                                          ----------     ----------
                                                             175,443        187,831
                                                          ----------     ----------
Commitments and contingencies (Note 8)

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding ...................            --             --
  Common stock - $.10 par value, 7,500,000 shares
      authorized, 4,217,596 shares outstanding .......           422            422
      Contributed capital ............................        11,693         11,693
  Retained earnings ..................................        27,676         27,081
                                                          ----------     ----------
                Total shareholders' equity ...........        39,791         39,196
                                                          ----------     ----------
                                                          $  215,234     $  227,027
                                                          ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Three Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                 2002           2001
                                                              ----------     ----------

CASH PROVIDED BY OPERATIONS:
  Net earnings (loss) ....................................    $      595     $    1,798
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization .............         1,109          1,729
    Risk management activities ...........................         7,345         (1,258)
    Gains on property sales ..............................           (75)            --
    Deferred income tax provision ........................           325            896
    Other, net ...........................................            (9)            18
  Decrease (increase) in accounts receivable .............        (2,155)        77,512
  Decrease (increase) in inventories .....................        (3,029)         7,722
  Decrease (increase) in prepaid and other ...............         4,884          1,294
  Increase (decrease) in accounts payable ................        (2,698)       (99,094)
  Increase (decrease) in accrued liabilities .............          (153)          (442)
                                                              ----------     ----------

    Net cash provided by (used in) operating activities ..         6,139         (9,825)
                                                              ----------     ----------

INVESTING ACTIVITIES:
  Property and equipment additions .......................        (1,051)        (1,356)
  Investment in joint venture ............................            --         (2,008)
  Proceeds from property sales ...........................            85             --
                                                              ----------     ----------
  Net cash provided by (used in) investing activities ....          (966)        (3,364)
                                                              ----------     ----------

FINANCING ACTIVITIES:
  Repayment of debt ......................................        (1,100)            --
                                                              ----------     ----------
    Net cash provided by (used in) financing activities ..        (1,100)            --
                                                              ----------     ----------

Increase (decrease) in cash and cash equivalents .........         4,073        (13,189)

Cash at beginning of period ..............................        14,177         36,140
                                                              ----------     ----------

Cash at end of period ....................................    $   18,250     $   22,951
                                                              ==========     ==========

Supplemental disclosure of cash flow information:

  Interest paid during the period ........................    $       51     $       21
                                                              ==========     ==========

  Income taxes paid during the period ....................    $       --     $       --
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at March 31, 2002 and December 31, 2001 and results of operations and cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Segment Reporting

         The Company is primarily engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Information concerning the Company's various business segments is summarized as follows (in thousands):

                                                                                       Depreciation
                                                         Segment        Depletion       Property
                                                         Earnings          and            and
                                                           from           Amorti-       Equipment
                                         Revenues       Operations        zation         Additions
                                       ------------    ------------    ------------    ------------

For the three months ended
March 31, 2002
   Marketing ......................    $    520,023    $      2,794    $        516    $         20
   Transportation .................           8,169             475             378              17
   Oil and gas ....................             859              30             215           1,014
                                       ------------    ------------    ------------    ------------
                                       $    529,051    $      3,299    $      1,109    $      1,051
                                       ============    ============    ============    ============
For the three months ended
March 31, 2001
   Marketing ......................    $  1,331,274    $      3,145    $        703    $        421
   Transportation .................           8,377             143             408             309
   Oil and gas ....................           2,299           1,010             618             626
                                       ------------    ------------    ------------    ------------
                                       $  1,341,950    $      4,298    $      1,729    $      1,356
                                       ============    ============    ============    ============

         Identifiable assets by industry segment are as follows (in thousands):

                                   March 31,      December 31,
                                      2002            2001
                                  ------------    ------------
Marketing ....................    $    166,163    $    182,914
Transportation ...............          13,738          14,268
Oil and gas ..................          12,403          11,265
Other ........................          22,930          18,580
                                  ------------    ------------
                                  $    215,234    $    227,027
                                  ============    ============

         Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States.

         Segment operating earnings include revenues net of operating costs and depreciation, depletion and amortization. Segment earnings are reconciled to earnings before income taxes, as follows (in thousands):

                                            For the three months ended
                                                     March 31,
                                            --------------------------
                                               2002            2001
                                            -----------    -----------
Segment operating earnings .............    $    3,299     $    4,298
General and administrative expenses ....        (2,404)        (1,751)
                                            ----------     ----------
Operating earnings .....................           895          2,547
Interest income and other ..............            88            171
Interest expense .......................           (51)           (21)
                                            ----------     ----------
Earnings before income taxes ...........    $      932     $    2,697
                                            ==========     ==========

Note 3 -  Price Risk Management Activities

         Certain forward contracts are recorded in the accompanying financial statements at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The revaluation of such contracts is recognized in the Company's results of operations. Current market quotes from actively traded, liquid markets are used to determine the undiscounted fair value of the contracts, which are reflected on the Company's balance sheet as risk management assets and liabilities. Risk management assets and liabilities are classified as short- or long-term depending on contract terms. The net unrealized gains and losses related to the valuation of these contracts are reflected in marketing revenues on the accompanying statement of earnings.

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. The statement established accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualified as a normal purchase or sale. Changes in fair value are generally recognized immediately in earnings. Based on the Company's assessment of its contracts that qualify as a derivative instrument under SFAS No. 133 and that were not already recorded at fair value on the balance sheet, the Company recorded, as of January 1, 2001, net risk management income of $55,000 (net of $29,000 of income taxes), as a cumulative effect of an accounting change.

Note 4 - Marketing Joint Venture

         Commencing in May 2000, the Company had entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The venture operated as Williams-Gulfmark Energy Company pursuant to the terms of a joint venture agreement. The Company held a 50 percent interest in the net earnings of the venture and accounted for its interest under the equity method of accounting. The Company included its net investment in the venture in the consolidated balance sheet and its equity in the venture's pretax earnings was included in marketing segment revenues in the consolidated statement of earnings.

         Effective November 1, 2001, the joint venture participants agreed to dissolve the venture pursuant to the terms of a joint venture dissolution agreement. As part of the consideration for terminating the joint venture, the Company receives a monthly per barrel fee to be paid by the former joint venture co-participant on certain barrels purchased by the co-participant in the offshore Gulf of Mexico region. Included in first quarter marketing segment revenues is $1,316,000 of pre-tax earnings derived from this fee. While the co-venture participant paid this fee through January 31, 2002 activity, effective with February 2002 business, the co-venture participant notified the Company of its intent to withhold the fee until they conduct an audit of the previous joint venture activity. The joint venture dissolution agreement does not permit the withholding of fees due, and the Company intends to fully collect amounts due under the agreement.

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

Note 6 - Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company intends to adopt SFAS No. 143 effective January 1, 2003. The Company is presently evaluating the effect of implementing SFAS No. 143 and does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

                           PART II. OTHER INFORMATION


Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders

         The 2002 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 24, 2002. At the Meeting, holders of common stock, $.10 par value, of the Company elected nine members of the Company's Board of Directors.

         Out of the 4,217,596 shares of common stock entitled to vote at the Meeting, there were 3,946,320 shares of common stock voted for the election of the nominees for Directors listed in the proxy statement.

Item 6.  Exhibits and Reports on Form 8K

a.       Exhibits - 99.1
b.       Reports on Form 8-K - None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADAMS RESOURCES & ENERGY, INC.
                                            (Registrant)


                                            By /s/ K. S. Adams, Jr.
                                               --------------------------------
Date:  May 10, 2002                            K. S. Adams, Jr.
     ---------------                           Chief Executive Officer

                                            By /s/ Richard B. Abshire
                                               --------------------------------
                                               Richard B. Abshire
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER               DESCRIPTION
  -------              -----------
   99.1