Form 10-Q
period 2002-06-30
ADAMS RESOURCES & ENERGY INC
filed 2002-08-14
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


[ ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002 or

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

                                  Yes X     No
                                     --

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at August 12, 2002 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Six Months Ended            Three Months Ended
                                                                    June 30,                      June 30,
                                                          ---------------------------   ----------------------------

                                                               2002          2001            2002           2001
                                                          -------------  ------------   -------------     ----------
REVENUES:
   Marketing...........................................   $   1,163,501    $2,590,446   $     643,403     $1,259,172
   Transportation......................................          17,882        17,880           9,713          9,503
   Oil and gas.........................................           1,903         4,273           1,044          1,974
                                                          -------------  ------------   -------------     ----------
                                                              1,183,286     2,612,599         654,160      1,270,649
                                                          -------------  ------------   -------------     ----------

COSTS AND EXPENSES:
   Marketing...........................................       1,157,392     2,586,991         640,679      1,259,565
   Transportation......................................          15,845        16,088           8,529          8,262
   Oil and gas.........................................           1,274         1,695             660          1,024
   General and administrative..........................           4,634         4,436           2,230          2,685
   Depreciation, depletion and amortization............           2,292         3,429           1,183          1,700
                                                          -------------  ------------   -------------     ----------
                                                              1,181,437     2,612,639         653,281      1,273,236
                                                          -------------  ------------   -------------     ----------

Operating earnings (loss)..............................           1,849           (40)            879         (2,587)
Other income (expense):
   Interest income ....................................              46           268              33             97
   Interest expense....................................             (88)          (45)            (37)           (24)
                                                          -------------  ------------   -------------     ----------
                                                                    (42)          223              (4)            73
                                                          -------------  ------------   -------------     ----------
Earnings (loss) before income taxes....................           1,807           183             875         (2,514)
Income tax provision (benefit)
   Current.............................................              50             5              38            (53)
   Deferred............................................             607            64             282           (832)
                                                          -------------  ------------   -------------     ----------
                                                                    657            69             320           (885)
                                                           ------------- ------------   -------------     ----------
Earnings (loss) before cumulative effect of
   accounting change...................................           1,150           114             555         (1,629)
Cumulative effect of accounting change,
   net of tax..........................................               -            55               -              -
                                                          -------------  ------------   -------------     ----------
Net earnings (loss)....................................   $       1,150  $        169   $         555    $    (1,629)
                                                          =============  ============   =============    ===========

EARNINGS (LOSS) PER SHARE:

Before cumulative effect of accounting change..........   $         .27  $        .03   $         .13    $      (.39)
Cumulative effect of accounting change.................               -           .01               -              -
Basic and diluted net earnings (loss)
                                                          -------------  ------------   -------------    -----------
   per common share....................................   $         .27  $        .04   $         .13    $      (.39)
                                                          =============  ============   =============    ===========

Dividends per common share.............................   $           -  $          -   $           -    $         -
                                                          =============  ============   =============    ===========


   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

              -- Marketing

              Marketing division revenues, operating earnings and supplemental volume and price information is presented below. Amounts shown for revenues and operating earnings are presented as follows (IN THOUSANDS):

                                                          Six Months Ended                    Three Months Ended
                                                               June 30,                             June 30,
                                                   ---------------------------------      -----------------------------
                                                         2002              2001               2002            2001
                                                   ---------------    --------------     --------------   -------------

              Revenues                                $ 1,163,501       $ 2,590,446         $ 643,403      $ 1,259,172

              Operating earnings (loss)               $     5,167       $     2,090         $   2,298      $    (1,055)

              Depreciation                            $       942       $     1,365         $     426      $       662


              Supplemental volume and price information for the marketing division is as follows:

                                                        Six Months Ended                        Three Months Ended
                                                             June 30,                                June 30,
                                                   ------------------------------           -------------------------------
                                                      2002               2001                    2002              2001
                                                      ----               ----                    ----              ----

     Wellhead Purchases - Per day (1)
        Crude oil                                  110,000 bbls      135,000 bbls           106,000 bbls       134,000 bbls
        Natural gas                                 584,000 mcf       789,000 mcf            525,000 mcf        757,000 mcf
     Average Purchase Price
        Crude oil - per barrel                        $   22.14        $    26.89             $    24.67         $    26.24
        Natural gas - per mcf                         $    2.82        $     5.56             $     3.31         $     4.49

------------------------------------
 (1) Reflects the volume purchased from third parties at the lease level and pipeline pooling points.

         Gross revenues for marketing operations decreased by $1,427 million and $616 million or 55 and 49 percent, respectively, for the comparative six month and three month periods. Such decreases resulted from reduced prices and volumes for both crude oil and natural gas. Price decreases accounted for $384 million and $72 million or 27 and 12 percent of the revenue decline, respectively. The comparative price decrease between the periods presented did not have a significant impact on reported earnings. However, a shift in the direction of prices

(downward during 2001 and upward during 2002) did impact earnings as more fully described later in this narrative.

         Gross revenues for the marketing operation were also impacted by volume reductions in 2002. Volume reductions at the wellhead level accounted for $328 million and $162 million or 23 and 26 percent respectively, of the revenue decline. The remaining decline in marketing revenues resulted from curtailments in trading activity during 2002. Following the collapse of Enron Corp in December 2001, the marketplace for energy trading firms constricted. As previously reported for the quarter ended December 31, 2001, just prior to Enron's bankruptcy filing, the Company exercised its offset rights to reduce its net exposure from Enron to $1,957,000 ($.46 per share) consisting of two components: (i) $8.3 million ($1.97 per share) due from Enron in December 2001 and (ii) an offsetting amount of $6.4 million ($1.52 per share) originally due to Enron during 2002, from certain fixed price purchases. Also in the fourth quarter of 2001, the Company recorded a $1,468,000 ($.35 per share) allowance for bad debt to reduce the carrying value of its net exposure from Enron to $489,000 ($.12 per share). In addition, the netting process left the Company with a short-term mismatch of cash flow requirements as described herein. As a result this mismatch and general industry concerns, the Company's suppliers and counterparties restricted the amount of open credit afforded the Company. Similarly, the Company reduced the available trade credit granted to its customers and other counterparties. Such mutual credit restrictions served to reduce the overall volume of trading activity.

         Marketing division operating earnings improved in the current six month and three month periods because of three primary factors; one affecting last year's results and two originating with 2002 results. In the second quarter of 2001, the Company sustained an operating loss of $1,055,000 when results were negatively affected by a sudden and dramatic weakening of inter-month crude oil price spreads. Leading up to mid March 2001, the Company's trading strategy was premised on current month crude oil prices being higher or stronger than succeeding month prices. When this situation reversed in late March 2001 (the current month price being lower than the next month's price), the Company chose to liquidate certain positions, necessitating a $1,375,000 charge to first half 2001 earnings. The adverse market conditions continued to hamper earnings recovery in the second quarter of 2001 because of the inherent time lag in reducing crude oil acquisition costs. Crude oil is normally purchased under 30-day evergreen contracts, while the resale of crude oil varies from day to day. Beginning in May 2001, the Company began to systematically cancel its crude oil acquisition contracts in accordance with the allowed terms. However, it wasn't until July of 2001 that the impact of this event began to stabilize.

         One factor driving first half 2002 operating earnings was the benefit received from increased prices for crude oil. Domestic prices rose from the $19 per barrel range at year-end 2001 to the $25 per barrel range by June 2002. This situation enabled the Company to liquidate lower priced inventory into a relatively high value market and boost operating margins by $1.1 million during the first quarter of 2002. As of June 30, 2002, the Company held approximately 196,000 barrels of crude oil inventory valued at approximately $25.50 per barrel.

         The other significant factor for this year was the Company earned fee income totaling $2,433,000 and $1,117,000 in the respective six month and three month periods ended June 30, 2002. This fee was earned pursuant to the terms of an agreement to dissolve its Williams-Gulfmark Energy Company joint venture effective November 1, 2001. The Company originally entered into the joint venture with a third party for the purpose of purchasing, distributing, and marketing crude oil in the offshore Gulf of Mexico region. The venture allowed the Company to combine its marketing expertise with the larger trade credit capabilities afforded by the co-venture participant. Effective with November 2001 business, the Company began to earn fees approximating $400,000 per month based on certain volumes of crude oil being purchased by the former co-venture participant in the offshore Gulf of Mexico region. Unfortunately, due primarily to credit constraints facing the participant, effective with July 2002 business, the participant substantially curtailed its purchases of the crude oil which will reduce the Company's fee income. Therefore, management does not believe that such fees will be a significant contributor to future earnings. See also
Note 5 to financial statements.


                -- Transportation

              Transportation revenues and operating earnings were as follows (IN THOUSANDS):

                                          Six Months Ended        Increase       Three Months Ended        Increase
                                               June 30,          (Decrease)            June 30,           (Decrease)
                                        ---------------------    ----------     -----------------------   ----------
                                           2002         2001                       2002        2001
                                           ----         ----                       ----        ----
               Revenues                  $ 17,882     $ 17,880        - %        $  9,713       $  9,503       2.2%

              Operating earnings        $  1,287     $    961      33.9%        $    812       $    818         -%

              Depreciation              $    750     $    831       9.7%        $    372       $    423      12.0%

         Transportation revenues as reflected above were consistent between the respective six month and three month periods. Operating earnings were improved for the current six month period, however, due to cost cutting measures instituted in early 2001. The trend of improved operating earnings did not extend into the comparative second quarter of 2002 as the effects of an approximate 42 percent increase in insurance rates took effect consistent with industry trends.

         The Company's transportation operation is dependent upon demand for its services from the petrochemical sector of the United States economy. For the past 18 months, demand has generally been reduced. Late in the first quarter of 2002, however, the Company experienced a slight pick-up in demand, a trend which appears to be holding into the third quarter of 2002.

             -- Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Volume and price declines for both crude oil and natural gas are the direct cause of reduced 2002 earnings from oil and gas exploration and production. In addition to the volume and price decline, during the second quarter of 2002, the Company experienced a $245,000 write-off of dry-hole costs.

         Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (IN THOUSANDS):

                                                           Six Months Ended                   Three Months Ended
                                                               June 30,                             June 30,
                                                       -------------------------          -----------------------------
                                                          2002           2001                2002              2001
                                                       ----------      ---------          ----------         ----------
Revenues                                               $    1,903      $   4,273          $    1,044         $    1,974

Operating earnings (loss)                              $       29      $   1,345          $       (1)        $      335

Depreciation and depletion                             $      600      $   1,233          $      385         $      615

Volume/Price Information:
   Crude oil
     Volume                                           26,400 bbls    36,700 bbls         16,600 bbls        19,800 bbls
     Average price per barrel                          $    24.53      $   28.54          $    23.67         $    27.13
   Natural gas
     Volume                                           448,000 mcf    560,000 mcf         227,000 mcf        288,000 mcf
     Average price per mcf                             $     2.51      $    5.71          $     2.72         $     4.92

         During the first half of 2002, the Company successfully completed eight wells with three dry holes. One of the wells completed earlier this year was in Schleicher County Texas and the initial success looked very promising. The well began experiencing complications with water channeling in from a deeper zone. The Company is presently undergoing efforts to eliminate the channel. If this operation is successful, the Company believes economic production will result. A second test well on this prospect was drilled this year as a dry hole.

         A number of other drilling prospects are planned, including the participation in two horizontal Austin Chalk wells in the familiar Giddings Field in Texas. Participation in the drilling of two development wells in the Stratton Ridge prospect of Brazoria County, Texas is also expected. Seven Stratton Ridge prospects have been identified and will be drilled contingent on the success of the first two wells. The Company generally participates in such ventures with its Chairman and President, K. S. Adams, Jr., and certain of his affiliates. The terms of such participation are no better than those afforded other non-affiliated working interest owners. See also Note 6 to financial statements.


            -- Outlook

         For the short term, the marketplace for energy continues to be difficult as sellers of crude oil and natural gas are seeking financial security above all other factors. With a relatively small capital base, in a number of cases, the Company has lost business solely because of credit considerations. Similarly, the Company is seeking financially secure market outlets for its resale of product. As a result, the most stable firms in the energy industry are presently commanding a premium which narrows margins.

         In the longer-term view, the Company believes the present energy market turmoil will have a positive impact on its business. In recent years, an increase in the number of participants in the industry has caused margins to shrink. As competitors are withdrawing, the Company has recently seen some varying improvement in margins as the true end-market users are seeking alternative sources of supply. While it will be difficult over the next six months to generate significant operating profits from marketing, management believes the Company will be one of the industry survivors and will be better positioned for long-term profit growth.

         If the most recent trends hold within the transportation segment, the Company foresees a return to more sound results with annual transportation operating earnings in the $3-4 million range. For oil and gas, the Company has worked to stabilize normal production declines and hold down costs. However, with the time frame to find and develop production being longer term in nature, the Company does not foresee much short-term change in the trend line for the oil and gas division's 2002 results.

Liquidity and Capital Resources

         During the first six months of 2002, the Company's cash flow from operations before working capital items totaled $13,912,000. The Company utilized such funds to make $1,499,000 in capital expenditures including $23,000 for marketing equipment, $462,000 for transportation equipment and $1,014,000 for oil and gas drilling activities. The remaining $12.4 million of cash flow before working capital items was used to boost cash reserves and generally improve liquidity.

         A key factor in the Company's reported cash flows before working capital items is the cash flow impact of risk management activities. As reflected in the accompanying Statement of Cash Flows during the first quarter of 2002, the Company converted $9,935,000 of year-end 2001 net risk management assets to cash. As a result, reported net risk management assets of $14,523,000 as of December 31, 2001 were reduced to net risk management assets of $4,588,000 as of June 30, 2002. See also Note 4 to the accompanying Financial Statements.

         For the remainder of 2002, the Company anticipates spending approximately $1.6 million on oil and gas exploration projects and approximately $800,000 on tractor and trailer equipment additions. Within the transportation operation, the Company intends to replace certain older model truck-tractor units with late model used equipment.

            -- Banking Relationships

         The Company's primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of June 30, 2002 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $4,000,000 as of June 30, 2002. The line of credit loans are scheduled to expire on October 29, 2003, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of June 30, 2002, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing letters of credit, the facility also finances up to $6,000,000 of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of June 30, 2002 the Company had $2.4 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of June 30, 2002. Letters of credit outstanding under this facility totaled approximately $24 million as of June 30, 2002.

         The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing letters of credit, the facility finances up to $4,000,000 of general working capital needs. No working capital advances were outstanding under this facility as of June 30, 2002. Letters of credit outstanding under this facility totaled approximately $12 million as of June 30, 2002.

         Refer also to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional discussion of the Company's banking relationships and other matters.


Critical Accounting Policies and Use of Estimates

            -- Fair Value Accounting

         As an integral part of its marketing operation, the Company enters into certain forward commodity contracts that are required to be recorded at fair value in accordance with EITF 98-10 and Statement of Financial Accounting Standards No. 133. Management believes this required accounting, commonly called mark-to-market accounting creates variations in reported earnings and the reported earnings trend. Under mark-to-market accounting, significant levels of earnings are recognized in the period of contract initiation rather than the period when the service is provided and title passes from supplier to customer. As it affects the Company's operation, management believes mark-to-market accounting impacts reported earnings and the presentation of financial condition in three important ways.

         1. Gross margins, derived from certain aspects of the Company's ongoing business, are front-ended into the period in which contracts are executed. While there is no particular pattern to the timing of contract execution, it does tend to occur in clusters during those periods of time when the Company's end-user natural gas customers in New England perceive prices to be advantageous. Meanwhile, personnel and other costs associated with servicing accounts are expensed as incurred during the period of physical product flow and title passage.

         2. Mark-to-market earnings are calculated based on stated contract volumes. One of the significant risks associated with the Company's business is to convert stated contract or planned volumes into actual physical commodity movement volumes without a loss of margin. Again the planned profit from such commodity contracts is bunched and front-ended into one period while the risk of loss associated with the difference between actual vs planned production or usage of oil and gas falls in a subsequent period.

         3. Cash flows, by their nature, track with physical movements and passage of title. Mark-to-market accounting, on the other hand, creates a mismatch between reported earnings and cash flows. This complicates and confuses the picture of stated financial conditions and liquidity.

         The Company attempts to mitigate the above described risks by only entering into contracts where current market quotes in actively traded, liquid markets, are available to determine the fair value of contracts. In addition, substantially all of the Company's forward contracts are less than 18 months in duration. However, the reader is cautioned to develop a full understanding how fair value or mark-to-market accounting creates differing reported results relative to those which would be presented under conventional accounting protocol.


            -- Trade Accounts

         Accounts receivable and accounts payable typically represent the single most significant assets and liabilities of the Company. Particularly within the Company's energy marketing and oil and gas exploration and production operations, there is a high degree of interdependence with and reliance upon third parties, (including transaction counterparties) to provide adequate information for the proper recording of amounts receivable or payable. Substantially all such third parties are larger firms providing the Company with the source documents for recording trade activity. It is commonplace for these entities to retroactively adjust or correct such documents. This typically requires the Company to either absorb, benefit from, or pass along such corrections to another third party.

         Due to (a) the volume of transactions, (b) the complexity of transactions and (c) the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balance due and paying only bonafide properly supported claims. In addition, the Company maintains and monitors its bad debt allowance and accrues for open items due. A degree of risk remains, however, simply due to the custom and practices of the industry.


            -- Oil and gas reserve estimate

         The value of capitalized cost of oil and gas exploration and production related assets are dependent on underlying oil and gas reserve estimates. Reserve estimates are based on many judgmental factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves involves continual revision of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. Estimated future oil and gas revenue calculations are also based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing. The Company's estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

         The Company follows the successful efforts method of accounting, so only costs associated with production oil and gas wells are capitalized. However, estimated oil and gas reserve quantities are the basis for the rate of amortization under the Company units of production method for depreciating, depleting and amortizing of oil and gas properties. Estimated oil and gas reserve values also provide the standard for the Company's periodic review of oil and gas properties for impairment.

            -- Contingencies

         From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws among others. Should an incident occur, management will evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure as provided in the guidelines of Statement of Financial Accounting Standards No. 5.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                           June 30,             December 31,
                                                                            2002                    2001
                                                                         ------------          ---------------
                                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents...................................           $     15,389          $        14,177
  Accounts receivable, net....................................                155,201                  138,926
  Inventories.................................................                  8,850                   10,004
  Risk management receivables.................................                  7,959                   24,700
  Income tax receivable.......................................                  2,781                    3,930
  Prepaid and other...........................................                  2,677                    7,568
                                                                         ------------          ---------------

                Total current assets..........................                192,857                  199,305
                                                                         ------------          ---------------

Property and equipment........................................                 74,542                   74,188
  Less - accumulated depreciation,
         depletion and amortization...........................                (51,698)                 (50,289)
                                                                         ------------          ---------------
                                                                               22,844                   23,899
                                                                         ------------          ---------------
Other assets
  Risk management assets......................................                  1,309                    3,646
  Other assets................................................                    177                      177
                                                                         ------------          ---------------
                                                                         $    217,187          $       227,027
                                                                         ============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $    148,894          $       152,153
  Current portion of long-term debt...........................                      -                    1,000
  Risk management payables....................................                  3,781                   12,028
  Accrued and other liabilities...............................                  6,798                    3,790
                                                                         ------------          ---------------
         Total current liabilities............................                159,473                  168,971

Long-term debt, less current maturities.......................                 11,475                   11,475
Other liabilities
  Deferred taxes and other....................................                  4,994                    5,590
  Risk management liabilities................................                     899                    1,795
                                                                         ------------          ---------------
                                                                              176,841                  187,831
                                                                         ------------          ---------------
Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock, $1.00 par value, 960,000 shares
      authorized, none outstanding............................                      -                        -
  Common stock, $.10 par value, 7,500,000 shares
      authorized, 4,217,596 shares outstanding ...............                    422                      422
     Contributed capital......................................                 11,693                   11,693
  Retained earnings ..........................................                 28,231                   27,081
                                                                         ------------          ---------------
         Total shareholders' equity ..........................                 40,346                   39,196
                                                                         ------------          ---------------
                                                                         $    217,187          $       227,027
                                                                         ============          ===============


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                          2002               2001
                                                                                        ----------        ---------
CASH PROVIDED (USED) BY OPERATIONS:
   Net earnings .................................................................     $      1,150       $      169
   Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ....................................            2,292            3,429
     Risk management activities .................................................            9,935           (3,026)
     Gains on property sales ....................................................             (269)               -
    Deferred income tax provision ...............................................              607               64
    Write-off of dry hole costs..................................................              245                -
    Other, net ..................................................................              (48)               2
   Decrease (increase) in accounts receivable ...................................          (16,275)          92,313
   Decrease (increase) in inventories ...........................................            1,154           14,334
   Decrease (increase) in prepaid and other .....................................            4,891            1,039
   Increase (decrease) in accounts payable ......................................           (3,259)        (113,266)
   Increase (decrease) in accrued liabilities ...................................            3,008           (3,203)
                                                                                        ----------       ----------

    Net cash provided by (used in) operating activities .........................            3,431           (8,145)
                                                                                        ----------       ----------

INVESTING ACTIVITIES:
   Property and equipment additions .............................................           (1,499)          (1,601)
   Investment in joint venture...................................................                -           (4,981)
   Proceeds from property sales..................................................              280                -
                                                                                        ----------       ----------

     Net cash (used in) investing activities.....................................           (1,219)          (6,582)
                                                                                        ----------       ----------

FINANCING ACTIVITIES:
   Repayment of debt.............................................................           (1,000)               -
                                                                                        ----------       ----------

    Net cash (used in) financing activities......................................           (1,000)               -
                                                                                        ----------       ----------

Increase (decrease) in cash and cash equivalents.................................            1,212          (14,727)

Cash at beginning of period......................................................           14,177           36,140
                                                                                        ----------       ----------

Cash at end of period............................................................       $   15,389       $   21,413
                                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

   Interest paid during the period ..............................................       $       88       $       45
                                                                                        ==========       ==========

   Income taxes paid during the period...........................................       $       61       $      164
                                                                                        ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2002 and December 31, 2001 and its results of operations for the six months and three months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

              Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. In addition, these statements include the Company's share of oil and gas joint interests using pro-rata consolidation and its interest in a 50% owned crude oil marketing joint venture using the equity method of accounting. See Note 5 to Consolidated Financial Statements.

              Nature of Operations

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 1,000 mile radius of Houston, Texas and the New England region of the United States with respect to certain natural gas retail sales activities.

              Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December

31, 2001 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

              Inventories

         Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and are valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Materials and supplies are included in inventory at specific cost, with a valuation allowance provided if needed. Natural gas inventories purchased to cover forward sales contracts are carried at market. Components of inventory are as follows (IN THOUSANDS):

                                                               June 30,          December 31,
                                                                 2002                 2001
                                                              ----------        ---------------
Crude oil............................................         $   4,883         $         6,806
Petroleum products ..................................             1,806                   1,690
Materials and supplies...............................               633                     683
Natural gas..........................................             1,528                     825
                                                              ---------         ---------------
                                                              $   8,850         $        10,004
                                                              =========         ===============

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

         Customers of the Company's petroleum products marketing subsidiary are invoiced and revenue is recognized in the period in which the customer physically takes possession and title of the product at their facility. Transportation customers are invoiced, and the related revenue is recognized as the service is provided. Oil and gas revenue from the Company's interest in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

              Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Such shares outstanding on both a basic and diluted basis averaged 4,217,596 for both the six month and three month periods ended June 30, 2002 and 2001. There are no potential dilutive securities outstanding during the periods presented.

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

         The Company's forward crude oil contracts are considered normal purchases and sales. Natural gas forward contracts and energy trading contracts for crude oil and natural gas are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The revaluation of such contracts is recognized in the Company's results of operations in accordance with EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Current market quotes from actively traded, liquid markets are used to determine the fair value of the contracts, which is reflected on the Company's balance sheet as risk management assets and liabilities. With regard to net risk management assets, 100% of presented values at June 30, 2002 and December 31, 2001 were based on either market quotations or industry posted prices. Risk management assets and liabilities are classified as short- or long-term depending on contract terms. The net unrealized gains and losses related to the valuation of these contracts are reflected net in marketing revenues on the accompanying statement of earnings. The estimated future net cash inflow based on June 30, 2002 market prices is $2,665,000 for the remainder of 2002, $1,847,000 for 2003, and $76,000 for 2004. The estimated future cash flow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         In June 2002 the Emerging Issues Task Force reached certain consensus related to the Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The Task Force consensus requires: (i) all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically, (ii) requires an entity to disclose the gross transaction volumes for those energy trading contracts that are physically settled, and (iii) the disclosure of the following:

             o  The applicability of Issue 98-10

             o The types of contracts that are accounted for as energy trading contracts

             o The fair values of its energy trading contracts, aggregated by source or method of estimating fair value and by maturity dates of the contracts

             o A description of the methods and significant assumptions used to estimate the fair value of its various classes of energy trading contracts

             o A reconciliation of the beginning and ending carrying values of its energy trading contracts, aggregated by source or method of estimating fair value, showing separately the changes attributable to (1) unrealized gains and losses recognized at inception of a contract, (2) unrealized gains and losses recognized as a result of changes in valuation techniques and assumptions,

                (3) other unrealized gains and losses recognized during the period, and (4) realized gains and losses recognized during the period.

             o  The sensitivity of its estimates to changes in the near term.

         The consensus on net presentation and the disclosure of transaction volumes is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. The consensus on the remaining disclosures is effective for financial statements issued for fiscal years ending after July 15, 2002. The disclosures required by the consensus should be provided for all periods presented. Early application of the consensuses is permitted. The Company is currently evaluating these consensus; however, management does not believe they will have a material impact on results of operation.

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 and No. 138. The statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies as a normal purchase or sale. Changes in fair value are recognized immediately in earnings, unless the derivatives qualify for cash flow hedge accounting, then the effective portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. Based on the Company's assessment of its contracts that qualify as a derivative instrument under SFAS No. 133 and that were not already recorded at fair value on the balance sheet, the Company recorded a net risk management income of $55,000 (net of $29,000 of income taxes), as a cumulative affect of change in accounting principle effective January 1, 2001. For the six months ended June 30, 2002 and 2001, the Company had no contracts that qualified for hedge accounting under SFAS 133.

Note 3 - Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):

                                                                              Depreci-
                                                                               ation,
                                                               Segment        Depletion       Property
                                                              Operating         and              and
                                                              Earnings         Amorti-        Equipment
                                          Revenues             (Loss)          zation         Additions
                                        -------------        ----------      ----------     -----------
For the six months ended
June 30, 2002
   Marketing........................    $   1,163,501        $    5,167      $     942      $        23
   Transportation...................           17,882             1,287            750              462
   Oil and gas......................            1,903                29            600            1,014
                                        -------------        ----------      ---------      -----------
                                        $   1,183,286        $    6,483      $   2,292      $     1,499
                                        =============        ==========      =========      ===========

For the six months ended
June 30, 2001
   Marketing........................    $   2,590,446        $    2,090      $   1,365      $       476
   Transportation...................           17,880               961            831              324
   Oil and gas......................            4,273             1,345          1,233              801
                                        -------------        ----------      ---------      -----------
                                        $   2,612,599        $    4,396      $   3,429      $     1,601
                                         ============        ==========      =========      ===========

For the three months ended
June 30, 2002
   Marketing........................    $     643,403        $    2,298      $     426      $         3
   Transportation...................            9,713               812            372              444
   Oil and gas......................            1,044                (1)           385                -
                                        -------------        ----------      ---------      -----------
                                        $     654,160        $    3,109      $   1,183      $       447
                                        =============        ==========      =========      ===========

For the three months ended
June 30, 2001
   Marketing........................    $   1,259,172        $   (1,055)     $     662      $        55
   Transportation...................            9,503               818            423               15
   Oil and gas......................            1,974               335            615              175
                                        -------------        ----------      ---------      -----------
                                        $   1,270,649        $       98      $   1,700      $       245
                                        =============        ==========      =========      ===========

         Identifiable assets by industry segment are as follows (IN THOUSANDS):


                                                                              June 30,             December 31,
                                                                                2002                   2001
                                                                            ------------           -------------
   Marketing.................................................               $    169,888            $   182,914
   Transportation............................................                     16,052                 14,268
   Oil and gas...............................................                     11,798                 11,265
   Other.....................................................                     19,449                 18,580
                                                                            ------------            -----------
                                                                            $    217,187            $   227,027
                                                                            ============            ===========

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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (IN THOUSANDS):

                                                          Six months ended             Three months ended
                                                               June 30,                      June 30,
                                                       ------------------------       ------------------------
                                                          2002          2001            2002            2001
                                                       ---------      ---------       ---------      ---------
Segment operating earnings ....................        $   6,483      $  4,396        $  3,109       $      98
General and administrative expenses............           (4,634)       (4,436)         (2,230)         (2,685)
                                                       ---------      ---------       --------      ----------
    Operating earnings.........................            1,849           (40)            879          (2,587)
Interest income and other......................               46           268              33              97
Interest expense ..............................              (88)          (45)            (37)            (24)
                                                       ---------      ---------       --------      ----------
Earnings (loss) before income taxes
      and cumulative effect of accounting
      change...................................        $   1,807      $    183        $    875      $   (2,514)
                                                       =========      ========        ========      ==========


Note 4 -  Price Risk Management Activities

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

Note 5 - Marketing Joint Venture

         Commencing in May 2000, the Company had entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The intent behind the joint venture was to combine the Company's marketing expertise with stronger financial and credit support from the co-venture participant. The venture operated as Williams-Gulfmark Energy Company pursuant to the terms of a joint venture agreement. The Company held a 50 percent interest in the net earnings of the venture and accounted for its interest under the equity method of accounting. The Company included its net investment in the venture in the consolidated balance sheet and its equity in the venture's pretax earnings was included in marketing segment revenues in the consolidated statement of earnings.

         Effective November 1, 2001, the joint venture participants agreed to dissolve the venture pursuant to the terms of a joint venture dissolution agreement. As part of the consideration for terminating the joint venture, the Company receives a monthly per barrel fee to be paid by the former joint venture co-participant for a period of sixty months on certain barrels purchased by the participant in the offshore Gulf of Mexico region. Included in 2002 marketing segment revenues is $2,433,000 of pre-tax earnings derived from this fee. While the co-venture participant willingly paid this fee through January 31, 2002 activity, effective with February 2002 business, the participant notified the Company of its intent to withhold the fee until they audited the previous joint venture activity.

         Such audit was conducted in June of 2002 and to the best of management's knowledge, the audit detected no adverse findings. The joint venture dissolution agreement does not permit the withholding of fees due, and the Company intends to pursue its full legal remedies under the agreement. As a precautionary measure, during the second quarter of 2002, the Company recorded a $140,000 bad debt provision which represents the full amount of the currently uncollected portion of such fees due.

Note 6 - Transactions with Related Parties

         Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"), family limited partnerships of which Mr. K. S. Adams, Jr., Chairman and President, is a limited partner, Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., which is a major stockholder of the Company, and Mr. Adams individually participate as working interest owners in certain oil and gas wells administered by the Company. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after management of the Company has first identified oil and gas prospects of interest. Due to the Company's capital budgeting constraints, typically the required dollar committment to participate in such transactions is greater than the amount that management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to retain with one of the related party entities participating in the transaction to the extent of the excess available. Such related party transactions are individually reviewed by and are subject to approval by the independent directors on the Company's Board. As of June 30, 2002, the Company was owed $585,000 from these related parties, and the Company owed $252,000 to these related parties. As of December 31, 2001, the Company was owed $251,000 from these related parties and the Company owed $233,000 to these related parties.

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

Note 7 - Commitments and Contingencies

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

         In April 2002, a lawsuit was filed against the Company's wholly owned subsidiary Gulfmark Energy, Inc. by plaintiffs Kirby Energy LLP and Kirby Black ("Kirby"). Kirby was a commission crude oil purchase representative for the Company and as such had arranged certain crude oil purchase transactions for the benefit of the Company that earned Kirby a percentage net profits commission. Kirby believes the commissions paid to him were less than the amounts provided for in his contract and has sued for an accounting and actual and punitive damages. Management intends to vigorously defend this matter and believes that it will not ultimately have a significant adverse effect on the Company's financial position or results of operations.

         On July 31, 2002, pursuant to a workmen's compensation claim filed by the family of a deceased employee, the plaintiffs filed a complaint with the Occupational Safety and Health Administration ("OSHA") alleging the Company's wholly owned subsidiary, Service Transport Company failed to produce employee exposure and other records including air sampling data and medical monitoring records from years 1989 through 1997. The Company has responded to the alleged violations denying that it failed to produce such data. To date, the Company has not received a response from OSHA and believes it is in compliance with such rules and regulations.

         From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. Except as disclosed herein, management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company's financial position or results of operations.

Note 8 - Recent Accounting Pronouncements

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

         In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company does not believe that SFAS No. 145 will have a material effect on its results of operations.

         In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company has not completed its analysis of the impact that SFAS No. 146 will have on its consolidated financial statements.

                           PART II. OTHER INFORMATION

Item 1. - See Note 7 to the Consolidated Financial Statements

Item 2. - None

Item 3. - None

Item 4. - None


Item 6.  Exhibits and Reports on Form 8K

a.       Exhibits - None.
b.       Reports on Form 8-K

         A report on Form 8-K was filed on July 18, 2002 to announce a change in the Company's Certifying Accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADAMS RESOURCES & ENERGY, INC.
                                        (Registrant)



Date:    August 13, 2002                By  /s/ K. S. Adams, Jr.
       ----------------------             --------------------------------------
                                          K. S. Adams, Jr.
                                          Chief Executive Officer





                                        By /s/ Richard B. Abshire
                                          --------------------------------------
                                          Richard B. Abshire
                                          Chief Financial Officer



                                  CERTIFICATION

In connection with the Quarterly Report of Adams Resources & Energy, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 (the "Report"), I,
K. S. Adams, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ K. S. Adams, Jr.
------------------------------------
K. S. Adams, Jr.
Chief Executive Officer
August 13, 2002

In connection with the Quarterly Report of Adams Resources & Energy, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 (the "Report"), I, Richard B. Abshire, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Richard B. Abshire
------------------------------------
Richard B. Abshire
Chief Financial Officer
August 13, 2002

These certifications accompany this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934.