Form 10-Q
period 2002-09-30
ADAMS RESOURCES & ENERGY INC
filed 2002-11-13
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from ____________to ________________


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


              4400 Post Oak Parkway Ste 2700, Houston, Texas 77027
              ----------------------------------------------------
               (Address of principal executive office & Zip Code)


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

The number of shares of Common Stock of the Registrant, par value $.10 per share, outstanding at November 12, 2002 was 4,217,596.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Nine Months Ended           Three Months Ended
                                                                 September 30,                September 30,
                                                          ---------------------------   --------------------------
                                                               2002          2001           2002           2001
                                                          --------------  -----------   -----------   ------------
REVENUES:
   Marketing...........................................   $   1,777,899    $3,819,207   $   614,398   $  1,228,761
   Transportation......................................          27,308        26,015         9,426          8,135
   Oil and gas.........................................           3,047         5,588         1,144          1,315
                                                          -------------    ----------   -----------   ------------
                                                              1,808,254     3,850,810       624,968      1,238,211
                                                          -------------    ----------   -----------   ------------

COSTS AND EXPENSES:
   Marketing...........................................       1,769,814     3,814,924       612,422      1,227,933
   Transportation......................................          24,227        23,684         8,382          7,596
   Oil and gas.........................................           2,008         2,252           734            557
   General and administrative..........................           6,346         6,511         1,712          2,075
   Depreciation, depletion and amortization............           3,762         5,112         1,470          1,683
                                                          -------------    ----------   -----------   ------------
                                                              1,806,157     3,852,483       624,720      1,239,844
                                                          -------------    ----------   -----------   ------------

Operating earnings (loss)..............................           2,097        (1,673)          248         (1,633)
Other income (expense):
   Interest income ....................................              80           318            34             50
   Interest expense....................................             (96)         (107)           (8)           (62)
                                                          -------------    ----------   -----------   ------------
                                                                    (16)          211            26            (12)
                                                          -------------    ----------   -----------   ------------

Earnings (loss) before income taxes....................           2,081        (1,462)          274         (1,645)

Income tax provision (benefit)                                      742          (527)           85           (596)
                                                          -------------    ----------   -----------   ------------
Earnings (loss) before cumulative effect of
   accounting change...................................           1,339          (935)          189         (1,049)
Cumulative effect of accounting change,
   net of tax..........................................               -            55             -              -
                                                          -------------    ----------   -----------   ------------
Net earnings (loss)....................................   $       1,339    $     (880)  $       189   $     (1,049)
                                                          =============    ==========   ===========    ===========

EARNINGS (LOSS) PER SHARE:

Before cumulative effect of accounting change..........   $         .32  $       (.22)  $       .05   $       (.25)
Cumulative effect of accounting change.................               -           .01             -              -
Basic and diluted net earnings (loss)
                                                          -------------    ----------   -----------   ------------
   per common share....................................   $         .32  $       (.21)  $       .05   $       (.25)
                                                          =============    ==========   ===========   ============

Dividends per common share.............................   $           -  $          -   $         -   $          -
                                                          =============    ==========   ===========   ============


   The accompanying notes are an integral part of these financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

         -   Marketing

         Marketing division revenues, operating earnings and supplemental volume and price information is presented below. Amounts shown for revenues, operating earnings and depreciation are presented as follows (IN THOUSANDS):

                                                       Nine Months Ende           Three Months Ended
                                                         September 30,              September 30,
                                                   ------------------------     ----------------------
                                                      2002          2001          2002         2001
                                                      ----          ----          ----         ----
              Revenues                             $1,777,899    $3,819,207     $614,398    $1,228,761

              Operating earnings                   $    6,799    $    2,265     $  1,632    $      175

              Depreciation                         $    1,286    $    2,018     $    344    $      653


                  Supplemental volume and price information for the marketing division is as follows:

                                                        Nine Months Ended                      Three Months Ended
                                                          September 30,                           September 30,
                                                ---------------------------------        -------------------------------
                                                     2002                2001                    2002         2001
                                                     ----                ----                    ----         ----
     Wellhead Purchases - Per day (1)
        Crude oil                                  105,600 bbls      134,300 bbls            96,700 bbls       133,000 bbls
        Natural gas                                 530,000 mcf       793,000 mcf            422,000 mcf        801,000 mcf
     Average Purchase Price
        Crude oil - per barrel                   $        23.49   $         26.29        $         26.59    $         25.10
        Natural gas - per mcf                    $         2.89   $          4.62        $          3.05    $          2.74

------------------------------------
 (1) Reflects the volume purchased from third parties at the well head level.

         Gross revenues for the marketing operations decreased by $2 billion or 53 percent and $615 million or 50 percent for the comparative nine month and three month periods, respectively. Such decline resulted from a combination of price and volume reductions. As shown above, during the nine-month period, average crude oil prices declined by 11 percent to $23.49 per barrel while average natural gas prices declined 37 percent to $2.89 per mcf. For the comparative current three-month period, average prices stabilized and actually experienced a slight increase. The most significant factor affecting revenues however was volume reductions, which occurred at both the wellhead level and at bulk physical pipeline locations. Commencing in the fourth quarter of 2001, management decided to focus on niche markets in its area of strength and as a result, reduced the overall scope and transaction volume of its marketing operation. The primary purpose of this initiative was threefold. First was to improve profitability. Second was to reduce the level of price risks associated with operations and third, respond to heightened industry credit concerns following the bankruptcy of Enron Corp. The Company believes its third quarter marketing results evidence the successful achievement of these objectives.

         Marketing division operating earnings improved in 2002 because of four primary factors, two affecting last year's results and two originating with 2002 results. In the second quarter of 2001, the Company sustained an operating loss of $1,055,000 when results were negatively affected by a sudden and dramatic weakening of inter-month crude oil price spreads. Leading up to mid March 2001, the Company's trading strategy was premised on current month crude oil prices being higher or stronger than succeeding month prices. When this situation reversed in late March 2001 (the current month price being lower than the next month's price), the Company chose to liquidate certain positions, necessitating a $1,375,000 charge to first half 2001 earnings. Adverse market conditions continued to hamper earnings recovery in the second quarter of 2001 because of the inherent time lag in reducing crude oil acquisition costs. Crude oil is normally purchased under 30-day evergreen contracts, while the resale of crude oil varies from day to day. Beginning in May 2001, the Company began to systematically cancel its crude oil acquisition contracts in accordance with the allowed terms. However, it wasn't until July of 2001 that earnings began to stabilize. Then, following the events of September 11, 2001, crude oil prices declined resulting in a $4.2 million third quarter 2001 write-down in the carrying value of crude oil inventory.

         For 2002, operating earnings benefited from the implementation of the Company's marketing strategy and increased prices for crude oil. Domestic prices rose from the $19 per barrel range at year-end 2001 to the $25 per barrel range by June 2002. The Company chose to liquidate lower priced inventory into a relatively high value market which increased operating margins by $1.1 million during the first quarter of 2002. Prices remained strong during the third quarter of 2002 and as of September 30, 2002 the Company held approximately 158,000 barrels of crude oil inventory valued at approximately $28.36 per barrel. The Company continues to implement its strategy to streamline the scope of operations, and seek additional efficiencies in 2003.

         The second significant factor for 2002 was the initiation of fee income totaling $2,433,000 earned during the first six months of the year. This fee originated pursuant to the terms of an agreement to dissolve the Williams-Gulfmark Energy Company joint venture effective November 1, 2001. The Company originally entered into the joint venture with a third party for the purpose of purchasing, distributing, and marketing crude oil in the offshore Gulf of Mexico region. The venture allowed the Company to combine its marketing expertise with the larger trade credit capabilities afforded by the co-venture participant. Effective with November 2001 business, the Company began to earn fees approximating $400,000 per month based on certain volumes of crude oil being purchased by the former co-venture participant in the offshore Gulf of Mexico region. Unfortunately effective with July 2002 business, credit constraints caused the former venture participant to substantially curtail its purchases of the crude oil. As a result, the Company recorded no fee income during the third quarter of 2002. See also Note 5 to Consolidated Financial Statements.

              - Transportation

         Transportation revenues and operating earnings were as follows (IN THOUSANDS):

                                    Nine Months Ended         Increase      Three Months Ended       Increase
                                       September 30,         (Decrease)        September 30,         (Decrease)
                                 ------------------------   ----------  --------------------------  ----------
                                      2002         2001                       2002       2001
                                      ----         ----                       ----       ----

         Revenues                $   27,308  $    26,015         4.9%   $     9,426    $   8,135           15.8%

         Operating earnings      $    1,805  $     1,083        66.6%   $       518    $     122          324.5%

         Depreciation            $    1,276  $     1,248         2.2%   $       526    $     417           26.1%


         As shown above, transportation revenues improved during the comparative current third quarter as the Company experienced a pick-up in demand from its petrochemical industry customer base. Because of the fixed cost component of operating expenses, comparative third quarter operating earnings increased at a relatively faster rate than revenues. Operating earnings are also improved in 2002 due to cost cutting measures instituted in early 2001. Absent increased revenues however, the trend of improved earnings did not extend beyond the first quarter of 2002 as the effects of an approximate $85,000 per month or 42 percent increase in insurance rates took effect consistent with industry trends.

         The Company's transportation operation is dependent upon the petrochemical sector of the United States economy. For the past 21 months, demand has generally been reduced. The recent activity pick-up appears to be holding however, and the Company is hopeful about sustained demand through the fourth quarter of 2002.


              - Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (IN THOUSANDS):

                                                        Nine Months Ended                  Three Months Ended
                                                          September 30,                      September 30,
                                                      ------------------------           -------------------------
                                                      2002                2001           2002                 2001
                                                      ----                ----           ----                 ----
         Revenues...........................      $    3,047         $   5,588       $    1,144         $    1,315

         Operating earnings (loss)..........      $     (161)        $   1,490       $     (190)        $      145

         Depreciation and depletion.........      $    1,200         $   1,846       $      600         $      613

         Comparative volume and price information is a follows:

                                                           Nine Months Ended                  Three Months Ended
                                                              September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                           2002            2001                2002         2001
                                                           ----            ----                ----         ----
   Crude oil
     Volume                                             39,600 bbls    50,900 bbls         13,200 bbls     14,200 bbls
     Average price per barrel                          $      24.52    $     29.50      $        24.50     $     31.97
   Natural gas
     Volume                                             710,000 mcf    809,000 mcf         262,000 mcf         249,800
mcf
     Average price per mcf                             $       2.73    $      4.99      $         3.10     $      3.38

         Volume and price declines for both crude oil and natural gas were the direct cause of reduced earnings from oil and gas exploration and production during 2002. Included in 2002 operating expenses are $354,000 of dry hole costs of which $123,000 were incurred during the third quarter. While the Company strives to reduce operating expenses, it will continue to incur development and exploration costs in order to boost oil and gas revenues and productive capacity. This year through September 2002, the Company successfully completed eleven wells with four dry holes and two wells currently shut in pending further evaluation. One of the third quarter wells was drilled in the Giddings field of Lee County, Texas. This reentry and horizontal sidetracking of an existing well is currently producing 400 barrels of crude oil and 1.5 million cubic feet of natural gas per day. Two additional wells are planned in this area during the remainder of 2002 and 2003.

         Participation in the drilling of two development wells in Brazoria County, Texas is also expected. The first well on this prospect was spud in October 2002 and is currently drilling. Seven prospects have been identified and will be drilled contingent on the success of the first two wells. A number of other projects are also planned including the participation in 3D seismic shoots in Calcasieu Parish, Louisiana and Chambers County Texas. The Company has also committed to participate in the drilling of multiple prospects in Calcasieu Parish area of Louisiana. The Company generally participates in such ventures with its Chairman and President, K. S. Adams, Jr., and certain of his affiliates. The terms of such participation are no better than those afforded other non-affiliated working interest owners. See also Note 6 to Consolidated Financial Statements.

              - Outlook

         For the short term, the marketplace for energy continues to be difficult as sellers of crude oil and natural gas are seeking financial security above all other factors. However, the Company believes its position within the marketplace has stabilized and continued adversity is not anticipated. In the longer-term view, the Company continues to believe the present energy market turmoil will have a positive impact on its business. In recent years, an increase in the number of industry participants has caused margins to shrink. As competitors have withdrawn, some varying improvement in margins has resulted. While it remains difficult to generate significant marketing profits, management believes the Company is one of the industry survivors positioned for long-term profit growth.

         If most recent trends hold within the transportation segment, the Company foresees a return to more sound results with annual transportation operating earnings in the $2-3 million range. For oil and gas, the Company has worked to stabilize normal production declines and hold down costs. However, the time frame to find and develop production is longer term in nature. Thus, the Company does not foresee a change in the short-term trend line for oil and gas division results.

         One area of anticipated earnings improvement is through the reduction in future general and administrative expenses. Because of the recent turmoil caused by Enron and others, and the related expansion of securities rules and regulations, the Company expended $1.1 million or 53 percent of pre-tax earnings on legal, consulting and accounting fees during the first nine months of 2002 in response to these issues. While the Company will continue to incur such compliance costs, the future level of such expenditures is expected to diminish.

Liquidity and Capital Resources

         During the first nine months of 2002, the Company's cash flow from operations before working capital items totaled $16,313,000. The Company utilized such funds to make $3,810,000 in capital expenditures including $38,000 for marketing equipment, $1,876,000 for transportation equipment and $1,896,000 for oil and gas drilling activities. The remaining $12.5 million of cash flow before working capital items was used to boost cash reserves and generally improve liquidity. For the remainder of 2002, the Company anticipates spending approximately $1.1 million on oil and gas exploration projects with only limited, if any, other capital additions anticipated.

         A key factor in the Company's reported cash flows before working capital items is the cash flow impact of risk management activities. As reflected in the accompanying Statement of Cash Flows, during the nine months of 2002, the Company converted $10,630,000 of net risk management assets to cash. As a result, reported net risk management assets of $14,523,000 as of December 31, 2001 were reduced to net risk management assets of $3,893,000 as of September 30, 2002. See also Note 4 to the accompanying Financial Statements.

              - Banking Relationships

         The Company's primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of September 30, 2002 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $4,000,000 as of September 30, 2002. The line of credit loans are scheduled to expire on October 29, 2003, with the then present balance outstanding converting to a term loan payable in 12 equal quarterly installments. As of September 30, 2002, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing letters of credit, the facility also finances up to $6,000,000 of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of September 30, 2002 the Company had $2.2 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of September 30, 2002. Letters of credit outstanding under this facility totaled approximately $17.7 million as of

September 30, 2002. BNP Paribas has the right to discontinue the issuance of letter of credit under this facility without prior notification to the Company.

         The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing letters of credit, the facility finances up to $4,000,000 of general working capital needs on a demand note basis. No working capital advances were outstanding under this facility as of September 30, 2002. Letters of credit outstanding under this facility totaled approximately $10 million as of September 30, 2002. BNP Paribas has the right to discontinue the issuance of letter of credit under this facility without prior notification to the Company.

         Refer also to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional discussion of the Company's banking relationships and other matters.


Critical Accounting Policies and Use of Estimates

              - Fair Value Accounting

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

              - Trade Accounts

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


              - Oil and Gas Reserve Estimate

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

         The Company follows the successful efforts method of accounting, so only costs associated with producing oil and gas wells are capitalized. However, estimated oil and gas reserve quantities are the basis for the rate of amortization under the Company units of production method for depreciating, depleting and amortizing of oil and gas properties. Estimated oil and gas reserve values also provide the standard for the Company's periodic review of oil and gas properties for impairment.

              - Contingencies

         From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, management will evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure as provided in the guidelines of Statement of Financial Accounting Standards No. 5.

Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

              -   Interest Rate Risk

         Total long-term debt at September 30, 2002 included $11,475,000 of floating rate debt. As a result, the Company's annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of September 30, 2002. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the nine month period ending September 30, 2002.

              -   Commodity Price Risk

         The Company's major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas. Commodity price risk in the Company's marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. From time to time, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. The Company may also enter into price support contracts with certain customers to secure a floor price on the purchase of certain supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. Substantially all forward contracts fall within a 6-month to 1-year term with no contracts extending longer than three years in duration. The Company monitors all commitments, positions and endeavors to maintain a balanced portfolio.

         Certain forward contracts are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The revaluation of such contracts is recognized in the Company's results of operations. Current market quotes from actively traded, liquid markets are used to determine the undiscounted fair value of the contracts, which are reflected on the Company's balance sheet as risk management assets and liabilities. Risk management assets and liabilities are classified as short- or long-term depending on contract terms. The net unrealized gains and losses related to the valuation of these contracts are included in marketing revenues on the accompanying statement of earnings. The estimated future net cash inflow based on year-end market prices is $1,686,000 for the remainder of 2002, $2,105,000 for 2003 and $102,000 for
2004. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors that impacted the change in the net value of the Company's risk management assets and liabilities for the nine months ended September 30, 2002 and 2001, respectively. (IN THOUSANDS)

                                                                                       2002         2001
                                                                                       ----         ----
         Net fair value on January 1,...........................................    $   14,523    $   2,801
         Activity during 2001
              - Cash received from settled contracts............................       (11,681)      (4,360)
              - Net realized loss from prior years' contracts...................          (110)       1,387
              - Net unrealized gain from prior years' contracts.................           513        1,200
              - Net unrealized gain from current year contracts ................           648        7,527
                                                                                    ----------    ---------
         Net fair value on September 30, .......................................    $    3,893    $   8,555
                                                                                    ==========    =========

         Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2001 through September 30, 2002, natural gas price realizations ranged from a monthly low of $1.96 per Mcf to a monthly high of $9.10 per Mcf. Oil prices ranged from a low of $17.55 per barrel to a high of $31.71 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $114,000 and $131,000, respectively, for the comparative nine month periods ended September 30, 2002 and 2001.

Forward-Looking Statements--Safe Harbor Provisions

         This quarterly report for the period ended September 30, 2002 contains certain forward-looking statements which are intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions
(a) Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, (e) Use of Estimates, (f) Price Risk Management Activities, and (g) Commitments and Contingencies, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Disclosure Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                        September 30,           December 31,
                                                                            2002                    2001
                                                                         ------------          ---------------
                                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents...................................           $     23,664          $        14,177
  Accounts receivable, net....................................                127,454                  138,926
  Inventories.................................................                  8,370                   10,004
  Risk management receivables.................................                  7,735                   24,700
  Income tax receivable.......................................                      -                    3,930
  Prepaid and other...........................................                  3,240                    7,568
                                                                         ------------          ---------------

                Total current assets..........................                170,463                  199,305
                                                                         ------------          ---------------

Property and equipment........................................                 75,950                   74,188
  Less - accumulated depreciation,
         depletion and amortization...........................                (52,287)                 (50,289)
                                                                         -------------         ---------------
                                                                               23,663                   23,899
                                                                         ------------          ---------------
Other assets
  Risk management assets......................................                    937                    3,646
  Other assets................................................                    202                      177
                                                                         ------------          ---------------
                                                                         $    195,265          $       227,027
                                                                         ============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $    131,534          $       152,153
  Current portion of long-term debt...........................                      -                    1,000
  Risk management payables....................................                  4,074                   12,028
  Accrued and other liabilities...............................                  3,356                    3,790
                                                                         ------------          ---------------
         Total current liabilities............................                138,964                  168,971

Long-term debt, less current maturities.......................                 11,475                   11,475
Other liabilities
  Deferred taxes and other....................................                  3,586                    5,590
  Risk management liabilities................................                     705                    1,795
                                                                         ------------          ---------------
                                                                              154,730                  187,831
                                                                         ------------          ---------------
Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock, $1.00 par value, 960,000 shares
      authorized, none outstanding............................                      -                        -
  Common stock, $.10 par value, 7,500,000 shares
      authorized, 4,217,596 shares outstanding ...............                    422                      422
     Contributed capital......................................                 11,693                   11,693
  Retained earnings ..........................................                 28,420                   27,081
                                                                         ------------          ---------------
         Total shareholders' equity ..........................                 40,535                   39,196
                                                                         ------------          ---------------
                                                                         $    195,265          $       227,027
                                                                         ============          ===============

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        ---------------------------
                                                                                          2002               2001
                                                                                        ----------        ---------
CASH PROVIDED (USED) BY OPERATIONS:
   Net earnings (loss) ..........................................................     $      1,339       $     (880)
   Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization ....................................            3,762            5,112
     Risk management activities .................................................           10,630           (5,724)
     Gains on property sales ....................................................             (281)               -
    Write-off of dry hole costs..................................................              245                -
    Other, net ..................................................................              (57)            (464)
   Decrease (increase) in accounts receivable ...................................           11,472           66,217
   Decrease (increase) in inventories ...........................................            1,634           14,661
   Decrease (increase) in prepaid and other .....................................            4,328             (632)
   Increase (decrease) in accounts payable ......................................          (20,619)         (92,739)
   Increase (decrease) in accrued liabilities ...................................            (434)          (12,448)
   Increase in income taxes .....................................................            1,958               -
                                                                                        ----------       ---------

    Net cash provided by (used in) operating activities .........................           13,977          (26,897)
                                                                                        ----------       ----------

INVESTING ACTIVITIES:
   Property and equipment additions .............................................           (3,810)          (1,808)
   Proceeds from property sales..................................................              320                 -
                                                                                        ----------      ------------

     Net cash (used in) investing activities.....................................           (3,490)          (1,808)
                                                                                        ----------       ----------

FINANCING ACTIVITIES:
   Borrowings....................................................................                -            3,000
   Repayment of debt.............................................................           (1,000)               -
                                                                                        ----------       ----------

    Net cash (used in) financing activities......................................           (1,000)           3,000
                                                                                        ----------       ----------

Increase (decrease) in cash and cash equivalents.................................            9,487          (25,705)

Cash at beginning of period......................................................           14,177           36,140
                                                                                        ----------       ----------

Cash at end of period............................................................       $   23,664       $   10,435
                                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

   Interest paid during the period ..............................................       $       96       $      107
                                                                                        ==========       ==========

   Income taxes paid during the period...........................................       $    1,575       $      270
                                                                                        ==========       ==========

   Income tax refund received....................................................       $    2,783       $        -
                                                                                        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2002 and December 31, 2001 and its results of operations for the nine months and three months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.


Note 2 - Summary of Significant Accounting Policies

              Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. In the compilation of these statements, the Company's share of oil and gas joint interests are including using pro-rata consolidation and its interest in a 50% owned crude oil marketing joint venture is included using the equity method of accounting. See Note 5 to Consolidated Financial Statements.

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

                                    September 30,       December 31,
                                       2002                2001
                                   ----------------    ---------------
Crude oil......................... $     4,443         $         6,806
Petroleum products ...............       1,959                   1,690
Materials and supplies............         581                     683
Natural gas.......................       1,387                     825
                                   -----------         ---------------
                                   $     8,370         $        10,004
                                   ===========         ===============

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

         Customers of the Company's petroleum products marketing subsidiary are invoiced and revenue is recognized in the period in which the customer physically takes possession and title of the product at their facility. Transportation customers are invoiced, and the related revenue is recognized as the service is completed. Oil and gas revenue from the Company's interest in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

              Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. Such shares outstanding on both a basic and diluted basis averaged 4,217,596 for both the nine month and three month periods ended September 30, 2002 and 2001. There are no potential dilutive securities outstanding during the periods presented.

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

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 and No. 138. These statements establish accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies as a normal purchase or sale. Changes in fair value are recognized immediately in earnings, unless the derivatives qualify for cash flow hedge accounting, then the effective portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. Based on assessment of Company contracts as required under SFAS No. 133, the Company recorded net risk management income of $55,000 (net of $29,000 of income taxes), as a cumulative affect of change in accounting principle effective January 1, 2001. For the nine months ended September 30, 2002 and 2001, the Company had no contracts that qualified for hedge accounting under SFAS 133.

         In October 2002 the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") amended and rescinded certain prior consensus related to the Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The new ETIF consensus requires: (i) all mark-to-market gains and losses on trading contracts be shown net in the income statement whether or not settled physically and (ii) precludes mark-to-market accounting for non-SFAS No. 133 derivatives.

         The October EITF consensus is effective October 26, 2002 for new contracts, and for existing contracts, the consensus becomes effective with physical periods beginning after December 15, 2002. Upon application of the latest consensus, the Company will be required to restate to historical cost any contracts that no longer qualify for mark-to-market treatment. Such restatement should be recorded as a cumulative effect of our accounting change. Comparative financial statements for prior periods will be reclassified to conform to the new consensus. Management does not believe it has any contracts requiring restatement to historical cost.

         The Company's forward crude oil contracts are considered normal purchases and sales. Natural gas forward contracts and energy trading contracts for crude oil and natural gas are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The revaluation of such contracts is recognized in the Company's results of operations in accordance with EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". Current market quotes from actively traded, liquid markets are used to determine the fair value of the contracts, which is reflected on the Company's balance sheet as risk management assets and liabilities. Regarding net risk management assets, 100% of presented values as of September 30, 2002 and December 31, 2001 were based on either market quotations or industry posted prices. Risk management assets and liabilities are classified as short- or long-term depending on contract terms. The net unrealized gain or loss from the valuation of these contracts is reflected net in marketing revenues, on the accompanying statement of earnings. The estimated future net cash inflow from risk management assets based on the September 30, 2002 valuation is $3,893,000. Of this amount, net cash receipts totaling $1,686,000 are expected during the remainder of 2002, with $2,105,000 of expected receipts in 2003 and $102,000 of estimated cash receipts for 2004.

Note 3 - Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):

                                                                                Depreci-
                                                                                 ation,
                                                               Segment        Depletion        Property
                                                              Operating          and             and
                                                              Earnings          Amorti-        Equipment
                                           Revenues            (Loss)           zation         Additions
                                        -------------        ----------      -----------      -----------
For the nine months ended
September 30, 2002
   Marketing........................    $   1,777,899       $     6,799      $     1,286      $        38
   Transportation...................           27,308             1,805            1,276            1,876
   Oil and gas......................            3,047              (161)           1,200            1,896
                                        -------------        ----------      -----------      -----------
                                        $   1,808,254        $    8,443      $     3,762      $     3,810
                                        =============        ==========      ===========      ===========

For the nine months ended
September 30, 2001
   Marketing........................    $   3,819,207        $     2,265     $     2,018      $       625
   Transportation...................           26,015              1,083           1,248              357
   Oil and gas......................            5,588              1,490           1,846              826
                                        -------------        -----------     -----------      -----------
                                        $   3,850,810        $     4,838     $     5,112      $     1,808
                                        =============        ===========     ===========      ===========

For the three months ended
September 30, 2002
   Marketing........................    $     614,398        $     1,632     $       344      $        15
   Transportation...................            9,426                518             526            1,414
   Oil and gas......................            1,144               (190)            600              882
                                        -------------        -----------     -----------      -----------
                                        $     624,968        $     1,960     $     1,470      $     2,311
                                        =============        ===========     ===========      ===========

For the three months ended
September 30, 2001
   Marketing........................    $   1,228,761        $       175     $       653      $       149
   Transportation...................            8,135                122             417               33
   Oil and gas......................            1,315                145             613               25
                                        -------------        -----------     -----------      -----------
                                        $   1,238,211        $       442     $     1,683      $       207
                                        =============        ===========     ===========      ===========

         Identifiable assets by industry segment are as follows (IN THOUSANDS):

                                         September 30,           December 31,
                                              2002                   2001
                                         -------------        -----------------
   Marketing............................ $    142,136         $         182,914
   Transportation.......................       16,318                    14,268
   Oil and gas..........................       11,418                    11,265
   Other................................       25,393                    18,580
                                         ------------         -----------------
                                         $    195,265         $         227,027
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

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to earnings from operations before income taxes, as follows (IN THOUSANDS):

                                                           Nine months ended              Three months ended
                                                              September 30,                  September 30,
                                                          ------------------            ----------------------
                                                          2002          2001            2002              2001
                                                          ----          ----            ----              ----
Segment operating earnings ....................        $   8,443      $  4,838        $   1,960      $      442
General and administrative expenses............           (6,346)       (6,511)          (1,712)         (2,075)
                                                       ---------      ---------       ---------      ----------
    Operating earnings.........................            2,097         (1,673)            248          (1,633)
Interest income ...............................               80            318              34              50
Interest expense ..............................              (96)          (107)             (8)            (62)
                                                       ---------      ---------       ---------      ----------
Earnings (loss) before income taxes
      and cumulative effect of accounting
      change...................................        $   2,081      $  (1,462)      $     274      $   (1,645)
                                                       =========      =========       =========      ==========


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

         Such audit was conducted in June of 2002 and to the best of management's knowledge, the audit detected no adverse findings. The joint venture dissolution agreement does not permit the withholding of fees due, and the Company intends to pursue its full legal remedies under the agreement. As a precautionary measure, during the second quarter of 2002, the Company recorded a $140,000 bad debt provision, which represents the full amount of the currently uncollected portion of such fees due. Due primarily to credit constraints, effective with July 2002 business, the co-participant substantially curtailed its purchase of crude oil in the affected region. As a result, the Company recorded no fee income during the third quarter of 2002.

Note 6 - Transactions with Related Parties

         Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"), family limited partnerships of which Mr. K. S. Adams, Jr., Chairman and President, is a limited partner, Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., which is a major stockholder of the Company, and Mr. Adams individually participate as working interest owners in certain oil and gas wells administered by the Company. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after management of the Company has first identified oil and gas prospects of interest. Due to the Company's capital budgeting constraints, typically the required dollar committment to participate in such transactions is greater than the amount that management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to retain with one of the related party entities participating in the transaction to the extent of the excess available. Such related party transactions are individually reviewed by and are subject to approval by the independent directors on the Company's Board. As of September 30, 2002, the Company owed a net amount totaling $232,000 to these related parties. The net amount due was comprised of $352,000 of oil and gas revenues to be disbursed to such working interest owners, offset by $120,000 of current joint interest billings due from such joint interest owners. As of December 31, 2001, the Company owed $233,000 to these related parties and the related parties owed $251,000 to the Company under these arrangements.

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

Note 7 - Commitments and Contingencies

         On August 30, 2000 CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit initially proposed a tax assessment of $8.3 million plus penalties and interest. This amount was adjusted downward by the State in August 2002 to $3.4 million plus penalties and interest. CJC has protested this assessment and has set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal. Management intends to vigorously defend CJC in this matter and believes that it will not ultimately have a significant adverse effect on the Company's financial position or results of operations.

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

         On July 31, 2002, pursuant to a workmen's compensation claim filed by the family of a deceased employee, the plaintiffs in the workmen's compensation case also filed a complaint with the Occupational Safety and Health Administration ("OSHA"). The OSHA complaint alleging that the Company's wholly owned subsidiary, Service Transport Company, failed to produce employee exposure and other records including air sampling data and medical monitoring records from years 1989 through 1997. The Company responded to the alleged violations denying that it failed to produce such data. To date, the Company has not received a response from OSHA and believes it is in compliance with such rules and regulations.

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

         In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company does not believe that SFAS No. 145 will have a material effect on its results of operations.

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

Item 3. -None

Item 4. - None


Item 6.  Exhibits and Reports on Form 8K

     a. Exhibits - None.
     b. Reports on Form 8-K

         A report on Form 8-K was filed on July 18, 2002 to announce a change in the Company's Certifying Accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

         A report on Form 8-K was filed on August 22, 2002 to submit amended statements under oath for K. S. Adams, Jr., Chief Executive Officer and Richard B. Abshire, Chief Financial Officer pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADAMS RESOURCES & ENERGY, INC.
                                        (Registrant)




Date:    November 13, 2002              By  /s/ K. S. Adams, Jr.
       ------------------------             ------------------------------------
                                               K. S. Adams, Jr.
ADAMS RESOURCES & ENERGY, INC.                 Chief Executive Officer
(Registrant)


                                        By  /s/ Richard B. Abshire
                                           -------------------------------------
                                              Richard B. Abshire
                                              Chief Financial Officer

                         ADAMS RESOURCES & ENERGY, INC.
                            CERTIFICATION PURSUANT TO
                                17 CFR 240.13A-14
                              [17 CFR 240.15D-14],
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, K. S. Adams, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Adams Resources & Energy, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 as promulgated under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002



/s/ K. S. Adams, Jr.
------------------------------------
K. S. Adams, Jr.
Chief Executive Officer

                         ADAMS RESOURCES & ENERGY, INC.
                            CERTIFICATION PURSUANT TO
                                17 CFR 240.13A-14
                              [17 CFR 240.15D-14],
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard B. Abshire, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Adams Resources & Energy, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 as promulgated under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002



/s/ Richard B. Abshire
-----------------------------------------------------
Richard B. Abshire
Chief Financial Officer