Form 10-K
period 2002-12-31
ADAMS RESOURCES & ENERGY INC
filed 2003-03-28
CIK 2178

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Fiscal Year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Transition Period from_____________to_____________

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

         Title of each class        Name of each exchange on which registered
         -------------------        -----------------------------------------
    COMMON STOCK, $.10 PAR VALUE           AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 126-2 of the Act. YES [ ] NO [X]

         The aggregate market value of the voting stock held by nonaffiliates as of June 28, 2002 was $12,534,274. A total of 4,217,596 shares of Common Stock were outstanding at March 17, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 23, 2003 are incorporated by reference in Part III.

                                     PART I

Items 1 and 2. BUSINESS AND PROPERTIES.

General

         Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Adams Resources & Energy, Inc. is a Delaware corporation organized in 1973. The revenues and operating earnings (loss) for each industry segment and the identifiable assets attributable to each industry segment for the three years ended December 31, 2002 are set forth in Note (10) of the Notes to Consolidated Financial Statements included elsewhere herein.

Marketing

         Through its subsidiary, Gulfmark Energy, Inc., ("Gulfmark") the Company purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in California and Michigan. Recently, in January 2003, the Company was purchasing approximately 89,000 barrels per day of crude oil at the wellhead or lease level. Gulfmark operates 64 tractor-trailer rigs and maintains over 50 pipeline inventory locations or injection stations. In addition, the Company owns and operates a 7.5 mile long, six inch diameter crude oil gathering pipeline in the Louisiana offshore, Ship Shoal area. Gulfmark also has the ability to barge oil from nine oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 200,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products.

         To a significant extent, the profitability of Gulfmark depends upon its ability to maximize gross margin. Such margins fluctuate with volumes purchased and the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. Gulfmark generally purchases crude oil at prevailing prices from producers at the wellhead under short-term contracts. The Company arranges transportation of the crude oil along the distribution chain for sale to or exchange with customers. Additionally, Gulfmark enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil. Exchanges of one grade of crude oil for another are made to maximize margins or meet contract delivery requirements.

         The Company's subsidiary, Adams Resources Marketing, Ltd. ("ARM"), operates as a wholesale purchaser, distributor and marketer of natural gas. ARM's focus is on the purchase of natural gas at the producer level. Recently, in January 2003, ARM was purchasing approximately 316,000 mmbtus of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately 60 independent producers with the primary production areas being the Gulf Coast of Texas and the offshore Gulf of Mexico region. As an additional outlet for its natural gas supply, ARM maintains a retail natural gas sales group with offices in Providence, Rhode Island and Nashua, New Hampshire. Operating under the trade name Adams Energy Group, ARM is currently selling 31,000 mmbtus per day of natural gas directly to commercial and industrial end-use customers, municipalities and other retail level establishments. The retail business serves as a natural complement to the Company's wholesale supply and distribution business.

         Generally, as the Company purchases crude oil and natural gas, it simultaneously establishes a margin by selling the product for physical delivery to third party users, such as independent refiners, utilities and or major oil companies and other industrial concerns. Through these transactions, the Company seeks to maintain a position that is substantially balanced between commodity purchases, on the one hand, and sales or future delivery obligations, on the other hand. Crude oil and natural gas are generally purchased at indexed prices that fluctuate with market conditions. The product is transported and either sold outright at the field level, or buy-sell arrangements (trades) are made in order to minimize transportation costs or maximize the sales price. Except where back-to-back fixed price arrangements are in place, the contracted sales price is also pegged to an index that fluctuates with market conditions. This reduces the Company's loss exposure from sudden changes in commodity prices. A key element of profitability is the differential between market prices at the field level and at the various sales points. Such price differentials vary with local supply and demand conditions. Unforeseen fluctuations can impact financial results either favorably or unfavorably. It is the policy of the Company not to hold crude oil, natural gas, futures contracts or other derivative products for the purpose of speculating on price changes. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

         Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, actual delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. The term "basis risk" is used to describe the inherent market price risk created when a commodity of a certain location or grade is purchased, sold or exchanged versus a purchase, sale or exchange of a like commodity of varying location or grade. The Company attempts to reduce its exposure to basis risk by grouping its purchase and sale activities by geographical region in order to stay balanced within such designated region. However, there can be no assurance that all basis risk is or will be eliminated.

         The Company's subsidiary, Ada Resources, Inc., ("Ada") markets branded and unbranded refined petroleum products, such as motor fuels and lubricants. Motor fuels sold are mainly automotive gasoline, distillates, aviation gasoline and jet fuels. Lubricants consist of passenger car motor oils as well as a full complement of industrial oils and greases. Ada is also involved in the railroad servicing industry. In addition to fueling and lubricating locomotives, Ada also performs routine maintenance service on the power units. This subsidiary is certified by the United States Coast Guard as a direct to vessel approved marine fuel and lube vendor. Purchases are made based on the supplier's established Jobber/distributor prices, with such prices generally being lower than the Company's sales price to its customers. Ada Resources' marketing area includes primarily the Texas Gulf Coast and southern Louisiana. The primary product distribution and warehousing facility is located on 5.5 Company-owned acres in Houston, Texas. The property includes a 60,000 square foot warehouse, 11,000 square feet of office space and bulk storage for 280,000 gallons of lubricating oil.

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

         The Company's chemical hauling business presently operates 250 truck tractors and 389 tank trailers and maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana, Mobile (Saraland), Alabama and Atlanta (Winder), Georgia.

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

         Service Transport Company has maintained its registration to the ISO-9002 Quality Management Standard. The scope of this Quality System Certificate, registered in both the United States and Europe, covers the carriage of bulk liquids throughout Service Transport's area of operations as well as the tank trailer cleaning facilities and equipment maintenance. The Company's quality management process is one of its major assets. The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids the Company to continuously improve in all areas of quality service to its customers. In addition to its ISO-9002 certification, the American Chemistry Council recognizes Service Transport as a Responsible Care(C) Partner. Responsible Care(C) Partners are those companies that serve the chemical industry and implement and monitor the seven Codes of Management Practices. The seven codes address compliance and continuing improvement in (1) Community Awareness and Emergency Response, (2) Pollution Prevention, (3) Process Safety, (4) Distribution, (5) Employee Health and Safety, (6) Product Stewardship and (7) Security.

Oil and Gas Exploration and Production

         The Company's subsidiary, Adams Resources Exploration Corporation, is actively engaged in the exploration and development of domestic oil and gas properties primarily along the Gulf Coast of Texas and Louisiana. Exploration offices are maintained at the Company's headquarters in Houston and the Company holds an interest in 332 wells, of which 43 are Company-operated.

         Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 2002. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

                                Oil Wells                Gas Wells            Total Wells
                                ---------                ---------            -----------
                             Gross      Net          Gross       Net         Gross    Net
                             -----      ---          -----       ---         -----    ---
Texas.............             69      12.12           66        7.67         135    19.79

Other.............            143       3.07           54        7.60         197    10.67
                              ---      -----          ---       -----         ---    -----

                              212      15.19          120       15.27         332    30.46
                              ===      =====          ===       =====         ===    =====

         Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2002. Gross acreage represents the Company's direct ownership and net acreage represents the sum or fractional interests owned.

                             Developed Acreage            Undeveloped Acreage
                             -----------------            -------------------
                            Gross          Net             Gross         Net
                            -----          ---             -----         ---
Texas.............          60,786       11,215            73,639       8,031

Other.............           7,574        1,203             6,965         872
                            ------       ------            ------       -----

                            68,360       12,418            80,604       8,903
                            ======       ======            ======       =====

         Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2002. All drilling activity was onshore in Texas and Louisiana with limited drilling activity in the offshore Louisiana region.

                                            2002                    2001                 2000
                                       --------------          --------------        ------------
                                       Gross      Net          Gross      Net        Gross    Net
                                       -----      ---          -----      ---        -----    ---
Exploratory wells drilled
  - Productive .................          1       .10            -          -           3     .24
  - Dry.........................          4      1.08            5        .65           6     .43

Development wells drilled
  - Productive .................         12       .99           17       1.41          18    1.38
  - Dry.........................          4       .22            2        .05           6     .34

         In addition to the above wells drilled and completed at year-end 2002, the Company has three wells (.38 net wells) in process and expected to be completed in 2003.

         Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 2002, are presented in the table below.

                                                                                   December 31,
                                                                    ------------------------------------------
                                                                     2002             2001              2000
                                                                     ----             ----              ----
                                                                                 (In thousands)
Crude oil (Barrels)...........................................          579              618               626
Natural gas (Mcf).............................................        7,480            7,618             8,642
Future net cash flows before income taxes.....................      $31,385         $ 16,989          $ 69,752
Present value of future net cash flows before
    income taxes..............................................      $16,728         $  9,353          $ 38,166

         Estimates of the Company's oil and gas reserves and future net revenues from oil and gas reserves were made by the Company's independent petroleum engineers. The reserve value estimates provided at December 31, 2002, 2001 and 2000 are based on year-end market prices of $27.94, $17.55 and $25.08 per barrel for crude oil and $4.20, $2.34 and $8.79 per Mcf for natural gas, respectively.

         Reserve estimates are based on many judgmental factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data, the current prices being received and reservoir engineering data, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and gas producing properties. Such estimates do not necessarily portray a realistic assessment of current value or future performance of such properties. Such revenue calculations are based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions have been made with respect to pricing. The estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

         The Company's net oil and gas production for the three years ended December 31, 2002 has been as follows:

         Years Ended                        Crude Oil                   Natural
         December 31,                       (Barrels)                  Gas (Mcf)
         ------------                       ---------                  ---------
2002............................              55,000                   1,047,000
2001............................              64,000                   1,031,000
2000............................              62,000                   1,161,000

         Certain financial information relating to the Company's oil and gas activities is summarized as follows:

                                                                   Years Ended December 31,
                                                             ----------------------------------
                                                              2002           2001         2000
                                                             -------       -------      -------
Average oil and condensate
   sales price per Bbl.................................      $ 26.10       $ 27.08      $ 30.03
Average natural gas
   sales price per Mcf.................................      $  3.17       $  4.23      $  3.63
Average production cost,
   per equivalent Bbl, charged to expense..............      $  9.10       $  9.08      $  5.95

         For comparative purposes, prices received by the Company's oil and gas division at varying points in time during 2002 were as follows:

                                                       Crude Oil                  Natural Gas
                                                   -----------------             -------------
Average Annual Price for 2002.................     $26.10 per barrel             $3.17 per Mcf
Average Price for December 2002...............     $27.00 per barrel             $4.50 per Mcf
Price at December 31, 2002....................     $27.94 per barrel             $4.20 per Mcf

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

         Reference is made to Note (13) of the Notes to Consolidated Financial Statements for additional disclosures relating to oil and gas exploration and production activities.

Employees

         At December 31, 2002 the Company employed 646 persons, 14 of whom were employed in the exploration and production of oil and gas, 253 in the marketing of crude oil, natural gas and petroleum products, 369 in transportation operations and 10 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

Federal and State Taxation

         The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). In accordance with the Code, the Company computes its income tax provision based on a 34% tax rate. The Company's operations are, in large part, conducted within the State of Texas. As such, the Company is subject to a 4.5% state tax on corporate net taxable income as computed for federal income tax purposes. Oil and gas activities are also subject to state and local income, severance, property and other taxes. Management believes the Company is currently in compliance with all federal and state tax regulations.

Forward-Looking Statements--Safe Harbor Provisions

         This annual report for the year ended December 31, 2002 contains certain forward-looking statements which are intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions
(a) Production and Reserve Information, (b) Competition, (c) Regulatory Status and Potential Environmental Liability, (d) Management's Discussion and Analysis of Financial Condition and Results of Operations, (e) Liquidity and Capital Resources, (f) Critical Accounting Policies and Use of Estimates, (g) Quantitative and Qualitative Disclosures about Market Risk, (h) Income Taxes,
(i) Concentration of Credit Risk, (j) Price Risk Management Activities, and (k) Commitments and Contingencies, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

         A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins,
(c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, and (i) the availability of capital, among others (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities and (p) commodity price volatility.

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

The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, and subsequent amendments (collectively, "RCRA"). RCRA established a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA creates a "cradle to grave" system for managing hazardous wastes. Those who generate, transport, treat, store or dispose of waste regulated by RCRA are required to undertake certain performance, testing and record keeping activities. The 1984 amendments to RCRA known as the Hazardous and Solid Waste Amendments ("HSWA") increased the scope of RCRA to regulate small quantity hazardous waste generators and waste oil handlers and recyclers as well as require the identification and regulation of underground storage tanks in which liquid petroleum or hazardous substances are stored. HSWA and its implementing regulations require the notification to designated state agencies of the existence and condition of regulated underground storage tanks and impose design, construction and installation requirements; leak detection, reporting, and cleanup requirements; tank closure and removal requirements; and fiscal responsibility requirements. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy."

Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), as amended--CERCLA established the Superfund program to clean up sites at which hazardous substances had been released. Superfund has been interpreted to create strict, joint and several liability for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Superfund liability extends to persons who arranged for disposal or treatment of hazardous substances, as well as to (i) the current owners and operators of a site at which hazardous substances were disposed; (ii) any prior owner or operator of the site at the time of disposal; and (iii) waste transporters of hazardous substances. CERCLA authorizes the United States Environmental Protection Agency ("EPA") to investigate and remediate contaminated sites and to recover the costs of such activities (response costs), as well as damages to natural resources, from parties specified as liable under the statute. CERCLA also authorizes private parties who incur response costs to seek recovery under certain situations from statutorily liable parties. CERCLA was amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). SARA provides a separate funding mechanism for the clean up of underground storage tanks. CERCLA excludes petroleum, including crude oil or any fraction thereof, with certain limitations from the definition of "hazardous substances" for which liability for clean up of a contaminated site will attach. This exclusion also applies to those otherwise hazardous substances which are inherent in petroleum, but not to those hazardous substances added to or mixed with petroleum products.

The Clean Water Act of 1972, as amended (the "Clean Water Act")--The Clean Water Act establishes water pollutant discharge standards applicable to many types of manufacturing and construction facilities and imposes standards on municipal sewage treatment plants. The Clean Water Act requires states to set water quality standards for significant bodies of water within their boundaries and to seek attainment and/or maintenance of those standards. Many industrial and governmental facilities must apply for and obtain discharge permits, monitor pollutant discharges and under certain conditions reduce certain discharges. The Clean Water Act also requires pre-treatment of certain discharges prior to release into a publicly owned treatment works.

Federal Oil Pollution Act of 1990, as amended ("OPA")--OPA amends the Clean Water Act and expands the liability for the discharge of oil into navigable waters. Liability is triggered by discharge or substantial threat of a discharge of oil into navigable waters or adjoining shorelines from any vessel or any on-shore or off-shore facility. The OPA defines three classes of parties subject to liability: 1) owners, operators, and persons chartering vessels; 2) lessees and permitees of areas where off-shore facilities are located; and 3) owners and operators of on-shore facilities.

The Clean Air Act of 1970, as amended (the "Clean Air Act")--The Clean Air Act required EPA to establish and ensure compliance with national ambient air quality standards ("NAAQS") for certain pollutants. The NAAQS generally are to be achieved by the individual states through state implementation plans ("SIPs"). SIPs typically attempt to meet the NAAQS by, among other things, regulating the quantity and quality of emissions from specific industrial sources. As required by the Clean Air Act, EPA also has established regulations that limit emissions of specified hazardous air pollutants and other regulations that limit emissions from new industrial sources within certain source categories. The Clean Air Act was amended extensively in 1990 to, among other things, add a program to require certain industries to obtain federal air permits and impose additional emissions standards that must be implemented by the EPA through regulations.

The Toxic Substances Control Act of 1976, as amended ("TSCA")--TSCA authorizes the EPA to gather information on the risks of chemicals, and to monitor and regulate the manufacture, distribution, processing, use and disposal of many chemicals.

The Emergency Planning and Community Right-to-Know Act ("EPCRA")--EPCRA requires emergency planning notification and release notification and reporting with respect to the storage and release of specified chemicals. Industry must provide information that is available to local communities regarding the presence of extremely hazardous substances at facilities within those communities.

The Occupational Safety and Health Act of 1970, as amended ("OSHA")--OSHA regulates exposure to toxic substances and other forms of workplace hazards. The Department of Labor administers OSHA. OSHA specifies maximum levels of toxic substance exposure. OSHA also sets out a "right-to-know" rule which requires that workers be informed of, and receive training relating to, the physical and health hazards posed by hazardous materials in the workplace.

Texas Clean Air Act--Pursuant to the federal Clean Air Act and the Texas Clean Air Act, the Texas Commission on Environmental Quality ("TCEQ") has established rules that, among other things, regulate various types of emissions from industrial sources. Among these rules is a requirement that each emission source in Texas that emits any air pollutant receive authorization from the TCEQ or be in existence as of August 30, 1971 and not have been modified since then (i.e., is "grandfathered"). Emission sources that are located in areas in which the NAAQS have not been attained for certain pollutants ("non-attainment areas") and that emit such pollutants, are often subject to additional and/or more stringent rules than similar facilities located in attainment areas.

Texas Solid Waste Disposal Act ("TSWDA")--Pursuant to RCRA and the TSWDA, the TCEQ has promulgated regulations with respect to the generation, management, transportation, treatment, storage, and disposal of industrial solid waste, including hazardous waste, and municipal solid waste. These regulations include permitting requirements applicable to most facilities that treat, store and dispose of such wastes. A state "superfund" program, which is similar to the federal Superfund program, was also established by the TSWDA to provide remediation of sites at which hazardous substances have been released.

Texas Water Code--Pursuant to the Clean Water Act, chapter 26 of the Texas Water Code and the TCEQ regulations promulgated thereunder prohibit the unauthorized discharge of waste into or adjacent to waters of the State. They also regulate (including requiring permits) industrial, domestic, and municipal wastewater discharges to ensure that the state water quality standards are satisfied. The Texas Water Code also contains enforcement provisions that provide for civil and/or criminal penalties and/or injunctive relief for violations of the Texas Water Code. Another program mandated by the Texas Water Code regulates underground storage tanks that store certain materials, including among other materials, gasoline, oil, and other petroleum products, and established a fee-based fund to remediate contamination from certain leaking underground storage tanks.

Texas Oil Spill Prevention and Response Act of 1991, as amended ("OSPRA")--With respect to oil spills in the marine environment, OSPRA provides a comprehensive legal framework and funding system allowing Texas to establish and monitor oil spill prevention and response requirements for vessels and facilities that handle oil, to establish and carry out an effective program for state response to oil spills, to provide timely and equitable settlement and compensation of claims for those harmed by oil spills, and to provide for assessment and restoration for environmental damage from oil spills. OSPRA supports and compliments OPA.

Railroad Commission of Texas ("RRC")--The RRC regulates, among other things, the drilling and operation of oil and gas wells, the operation of oil and gas pipelines, the disposal of oil and gas production wastes and certain storage of unrefined oil and gas. RRC regulations govern the generation, management and disposal of waste from such oil and gas operations and provide for the clean up of contamination from oil and gas operations. The RRC also promulgated regulations that provide for civil and/or criminal penalties and/or injunctive relief for violations of the RRC regulations.

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

Oil and Gas Operations--The Company's oil and gas drilling and production activities are subject to laws and regulations relating to environmental quality and pollution control. One aspect of the Company's oil and gas operation is the disposal of used drilling fluids, saltwater, and crude oil sediments. In addition, at times low-level naturally occurring radiation may occur with the production of crude oil and natural gas. The Company's policy is to comply with environmental regulations and industry standards. Environmental compliance has become more stringent and the Company, from time to time, may be required to remediate past practices. Management believes that such required remediations in the future, if any, will not have a material adverse impact on the Company's financial position or results of operations.

All states in which the Company owns significant producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. Regulations typically require permits for the drilling of wells and extend to the spacing of wells, the prevention of waste, protection of correlative rights, the rate of production, prevention and clean-up of pollution and other matters.

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks. The EPA's Office of Underground Tanks and applicable state laws have established regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and nonsudden accidental releases arising from operating underground tanks. In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks. Should leakage develop in an underground tank, the Company would be obligated for clean up costs. The Company has secured insurance covering both third party liability and clean up costs. Currently, the Company has less than 10 active underground storage tanks.

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

With recent terrorist events, the Company has increased its security of drivers and terminal facilities. Satellite tracking transponders installed in the power units are used to communicate "all is well" messages back to the driver's home terminal. The transponders are also equipped with a "distress button" to notify the dispatcher that the driver is in immediate distress. Local law enforcement agencies are notified by the dispatcher. The "Track and Trace" feature of the Company's website is able to advise a customer of the status and location of their loads, as well as show that customer a picture of the driver that is delivering the load. Terminal security has been augmented by remote cameras and better lighting coverage in the staging and parking areas.

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company's facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s) which could materially and adversely affect the Company's business. While the company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, the Company, given the nature of its business, is subjected to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company. At December 31, 2002, the Company is unaware of any unresolved environmental issues for which an accounting accrual is necessary.

Item 3.  LEGAL PROCEEDINGS

         On August 30, 2000, CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit initially proposed a tax assessment of $8.3 million plus penalties and interest. This amount was adjusted downward by the State in August 2002 to $3.4 million plus penalties and interest. CJC has protested this assessment and has set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal. Management intends to vigorously defend CJC in this matter and believes that it will not ultimately have a significant adverse effect on the Company's financial position or results of operations.

         In April 2002, a lawsuit was filed against the Company's wholly owned subsidiary Gulfmark Energy, Inc. by plaintiffs Kirby Energy LLP and Kirby Black ("Kirby"). Kirby was a commission crude oil purchase representative for the Company and as such had arranged certain crude oil purchase transactions for the benefit of the Company that earned Kirby a percentage net profits commission. Kirby believes the commissions paid were less than the amounts provided for in the contract and has sued for an accounting and actual and punitive damages. Management intends to vigorously defend this matter and believes that it will not ultimately have a significant adverse effect on the Company's financial position or results of operations.

         On July 31, 2002, certain individuals filed a complaint with the Occupational Safety and Health Administration ("OSHA") pursuant to a workmen's compensation claim filed by the family of a deceased employee. The OSHA complaint alleges that the Company's wholly owned subsidiary, Service Transport Company, failed to produce employee exposure and other records including air sampling data and medical monitoring records from years 1989 through 1997. The Company responded to the alleged violations denying that it failed to produce such data. To date, the Company has not received a response from OSHA and believes it is in compliance with such rules and regulations.

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

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The persons who are currently serving as executive officers of the Company or its subsidiaries, their ages and the positions they hold with the Company are as follows:

       Name                                     Age                      Positions with the Company
------------------                              ---           -----------------------------------------------
K. S. Adams, Jr.                                 80           Chairman, President and Chief Executive Officer
Vincent H. Buckley                               80           Executive Vice President and General Counsel
Claude H. Lewis                                  59           Vice President-Land Transportation
Richard B. Abshire                               50           Vice President-Finance
Juanita G. Simmons                               48           Vice President-Gulfmark Energy, Inc.
John M. Fetzer                                   49           President-Gulfmark Energy, Inc.
James Brock Moore                                62           President-Adams Resources Exploration Corp.
Lee A. Beauchamp                                 50           President-Ada Resources, Inc.
David B. Hurst                                   50           Secretary

         Each officer has served in his present position for at least five years except Mr. Buckley and Mr. Fetzer. For the five years prior to joining the Company, Mr. Buckley was Of Counsel to the law firm of Locke Liddell & Sapp, LLP, and Mr. Fetzer was Executive Vice President of Genesis Energy, LP. No family relationship exists between any of the officers. Mr. Hurst is a partner in the law firm of Chaffin & Hurst.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 2001.

                                                                   American Stock Exchange
                                                                   -----------------------
Year                                                                  High         Low
----                                                                  ----         ---
2001
   First Quarter..............................................      $  16.49     $  13.10
   Second Quarter.............................................         16.75        13.10
   Third Quarter..............................................         13.40         6.85
   Fourth Quarter.............................................          8.20         6.10

2002
   First Quarter..............................................      $  10.55     $   7.35
   Second Quarter.............................................          8.85         6.00
   Third Quarter..............................................          6.43         3.80
   Fourth Quarter.............................................          5.40         3.96

         At December 31, 2002 there were 367 holders of record of the Company's common stock and the closing stock price was $5.25 per share. The Company has no securities authorized for issuance under equity compensation plans.

         The terms of the Company's bank loan agreement requires the Company to maintain consolidated net worth in excess of $32,083,000. Should the Company's net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company's common stock.

         On each of December 17, 2002, December 17, 2001 and December 15, 2000, the Company paid an annual cash dividend of $.13 per common share to common stock holders of record on December 2, 2002, December 3, 2001 and December 1, 2000, respectively. Such dividends totaled $548,000 for each year presented.

Item 6.  SELECTED FINANCIAL DATA

                   FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

                                                                        Years Ended December 31,
                                         --------------------------------------------------------------------------------------
                                              2002               2001                2000            1999             1998
                                         --------------      -------------       -------------   -------------    -------------
                                                               (In thousands, except per share data)
Revenues:
    Marketing........................    $    2,282,161      $   4,677,982       $   6,980,277   $   3,956,477    $    1,936,358
    Transportation...................            36,406             33,149              35,824          35,559            32,145
    Oil and gas......................             4,750              6,111               6,059           3,441             5,689
                                         --------------      -------------       -------------   -------------    --------------
                                         $    2,323,317      $   4,717,242       $   7,022,160   $   3,995,477    $    1,974,192
                                         ==============      =============       =============   =============    ==============

Operating earnings:
    Marketing........................    $        8,886      $      (1,230)(2)   $      15,389   $      10,424    $        4,566
    Transportation...................             2,142              1,053               2,311           3,495             3,568
    Oil and gas......................              (633)(1)            693               1,624            (520)           (1,840)(3)
    General and administrative.......            (8,173)            (7,894)             (6,463)         (4,819)           (2,738)
                                         --------------      -------------       -------------   -------------    --------------
                                                  2,222             (7,378)             12,861           8,580             3,556

Other income (expense):
    Interest income .................               115                444               1,233             565               238
    Interest expense.................              (121)              (128)               (172)            (75)             (327)
                                         --------------      -------------       -------------   -------------    --------------
Earnings before income taxes.........             2,216             (7,062)             13,922           9,070             3,467

Income tax provision (benefit).......               764             (2,438)              5,082           2,683             1,127
                                         --------------      -------------       -------------   -------------    --------------

Earnings (loss) before cumulative
    effect of accounting change......             1,452             (4,624)              8,840           6,387             2,340
Cumulative effect of accounting
    change net of tax................                 -                 55                   -               -                 -
                                         --------------      -------------       -------------   -------------    --------------
Net earnings (loss)..................    $        1,452      $      (4,569)      $       8,840   $       6,387    $        2,340
                                         ==============      =============       =============   =============    ==============

EARNINGS (LOSS) PER SHARE:
    Before cumulative effect of
       accounting change.............    $          .34      $       (1.09)      $        2.10   $        1.51    $          .55
    Cumulative effect of
       accounting change.............                 -                .01                   -               -                 -
                                         --------------      -------------       -------------   -------------    --------------
Basic earnings (loss) per
    common share.....................    $          .34      $      (1.08)       $        2.10   $        1.51    $          .55
                                         ==============      ============        =============   =============    ==============

FINANCIAL POSITION

Working capital......................    $       31,292      $      30,334       $      32,656   $      19,438    $       10,855
Total assets.........................           202,120            227,027             448,044         293,048           122,334
Long-term debt, net of
    current maturities...............            11,475             12,475              11,900           9,900             9,100
Shareholders' equity.................            40,100             39,196              44,313          36,021            30,056
Dividends on common shares...........               548                548                 548             422               422

------------------

(1) The 2002 oil and gas loss includes $1.7million in dry hole costs and property valuation write-downs while 2001 oil and gas earnings are net of a $1 million asset impairment charge.

(2) The 2001 marketing loss includes $8 million in charges related to inventory price declines and a $1.5 million bad debt provision following the Enron bankruptcy, partially offset by a $5 million gain on the sale of a pipeline.

(3) The 1998 oil and gas loss includes $1.4 million in 3-D seismic expense and a $1 million write-down of properties due to reduced prices.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 -  Marketing

         Marketing segment revenues and operating earnings were as follows (in thousands):

                                                         2002              2001               2000
                                                     -----------       -----------         -----------
Revenues....................................         $ 2,282,161       $ 4,677,982         $ 6,980,277

Operating Earnings (Loss)...................         $     8,886       $    (1,230)        $    15,389

Depreciation................................         $     1,611       $     2,600         $     2,822

Marketing segment operating statistics were as follows:

                                                               2002               2001              2000
                                                         ----------------   ---------------    ---------------
Wellhead Purchases per day(1)
  -   Crude Oil...................................         101,000 bbls      130,000 bbls       215,000 bbls
  -   Natural Gas.................................         482,000 mmbtus    796,000 mmbtus     801,000 mmbtus

Average Price
  -   Crude Oil...................................       $   24.18/bbl      $  24.59/bbl       $  28.22/bbl
  -   Natural Gas.................................       $    3.10/mmbtu    $   4.07/mmbtu     $   3.29/mmbtu

----------------

(1) Reflects the volume purchased from third parties by the Company at the lease level and pipeline pooling points.

         Gross revenues for the marketing division decreased by $2.4 billion for 2002 and by $2.3 billion for 2001 relative to the preceding year. This trend was initiated in early 2000 when management concluded the Company's scope of operations exceeded its capital base of support. As a result of rapid growth, the Company was having difficulty maintaining credit support for its expanded level of business. Thus, management began implementing steps to reduce the volume of purchases, both at the wellhead level and at major trade points. The initial effort commenced in May 2000, when the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The intent behind the joint venture was to combine the Company's marketing expertise with stronger financial and credit support from the co-venture participant. The venture operated as Williams-Gulfmark Energy Company pursuant to the terms of a joint venture agreement. The Company held a 50 percent interest in the net earnings of the venture and accounted for its interest under the equity method of accounting. Formation of the joint venture and the Company's associated withdrawal from direct purchases of crude oil in offshore waters was the cause of the 2001 reduction in gross revenues.

         In October 2001, management undertook additional steps to reduce the scope of operations by (i) selling its onshore Texas crude oil pipeline and implementing a related withdrawal from a six county area and (ii) withdrawing from the Williams-Gulfmark joint venture pursuant to the terms of a dissolution agreement. This resulted in the Company having no further interest in the offshore crude oil marketplace. The strategy to reduce operations proved to be fortuitous because of the December 2001 Enron bankruptcy. This event had a significant effect on the crude oil and natural gas industries, as credit support for operations became of paramount importance. Numerous industry participants, including the Company's former joint venture partner, either left or are in the process of withdrawing from the crude oil and natural gas marketplace. Spurred by the fallout from the Enron bankruptcy, the contraction in volumes and revenues continued during 2002. In response, the Company concentrated its crude oil operation in its areas of strength, Central and South Texas, the onshore Gulf Coast of Louisiana as well as Michigan and the Los Angeles Basin area of California. Management believes the contraction of volumes has stabilized at present levels. While volume growth is not anticipated for 2003, management believes that profitability can be maintained within the present, more manageable level of activity.

         Operating earnings varied from $15.4 million in 2000 to a $1.2 million loss in 2001 and then returned to profitability of $8.9 million for 2002. Except for the impact on inventory carrying values, operating earnings tend to be a function of the trend in prices for prompt or current month deliveries as opposed to average price received in a reporting period. During 2000, the crude oil and natural gas prompt month price bias was trending up or generally strengthening. With the high volume of activity at the time, the Company's marketing operation produced a record profit. Market conditions reversed in 2001 and prompt month prices became exceptionally weak and normal margins narrowed. Further, due to declining crude oil prices that were accelerated by the events of September 11, 2001, the Company recognized approximately $7.2 million in charges related to crude oil inventory liquidations and valuation write-downs. Operating earnings for 2001 were also adversely impacted by a $1.5 million bad debt provision resulting from the Enron bankruptcy. These items were partially offset by a $5 million gain recognized in 2001 upon the sale of a crude oil pipeline.

         For 2002, market conditions for crude oil reversed again with prices trending upward due to Iraqi war fears and production problems in Venezuela. This caused a significant prompt month premium and led to increased margins. With respect to inventory values, domestic crude oil prices rose from the $19 per barrel range at year-end 2001 to the $30 range by year-end 2002. As part of the Company's strategy to reduce its exposure to price fluctuation, during the first quarter of 2002, the Company chose to liquidate lower priced inventory into a relatively high value market which increased operating margins by $1.1 million. Going into 2003, prices have remained strong and as of December 31, 2002, the Company held approximately 108,000 barrels of crude oil inventory valued at approximately $29.45 per barrel.

         Of particular significant effect on 2002 operating earnings was the earning of fee income totaling $2,433,000 during the first six months of 2002. This fee originated pursuant to the terms of the agreement to dissolve the Williams-Gulfmark joint venture. Effective with November 2001 business, the Company began to earn fees approximating $400,000 per month based on the quantity of crude oil being purchased by the former co-venture participant in the offshore Gulf of Mexico region. Unfortunately, effective with July 2002 business, credit constraints caused the former venture participant to substantially curtail and ultimately cease its purchases of the crude oil in the region. As a result, the Company recorded no fee income during the remainder of 2002 and no such fee is anticipated in future periods. The Company and the co-venture participant continue to cooperate in the final wind-down and settlement of open trade account items. As of December 31, 2002 the venture's remaining trade accounts due totaled approximately $2.4 million and trade accounts payable totaled approximately $5.2 million. As the venture either collects or funds cash proceeds in settlement of such accounts, the Company will receive or pay its pro-rata 50 percent share of such cash proceeds or requirements. See also Note (11) of the Notes to Consolidated Financial Statements.

                 -  Transportation

         The transportation segment continued to face a generally stagnant marketplace in 2002, as has been the situation since the second quarter of 2000. Revenues and operating earnings were as follows (in thousands):

                                              2002                      2001                    2000
                                   -------------------------   ------------------------      ----------
                                     Amount        Change(1)     Amount       Change(1)        Amount
                                     ------        ---------     ------       ---------        ------
Revenues......................     $   36,406         10%      $   33,149        (7%)        $   35,824

Operating Earnings............     $    2,142        103%      $    1,053       (55%)        $    2,311

Depreciation..................     $    1,838         11%      $    1,660        13%         $    1,471

-----------------

(1) Represents the percentage increase (decrease) from the prior year.

         Results from the transportation segment are closely tied to trends for the United States economy in general and more specifically, to the domestic petrochemical industry. As a common carrier transporter of bulk liquid chemicals, demand for the Company's services is closely tied to the economic activity of domestic manufacturers of petrochemicals. A weakened U.S. economy, a relatively strong dollar that reduces chemical exports and high natural gas feedstock costs have all served to suppress demand in recent years.

         Based on its current infrastructures, the Company's transportation segment is designed to maximize efficiency and earnings at a level of revenues approaching $42 million per year. When profitable demand is short of designed capacity, earnings are reduced and become a function of the current level of demand and the Company's ability to control costs. Because of the fixed cost component of operating expenses, operating earnings when expressed as a percentage change will increase or decrease relatively faster than the rate of increase or decrease existing for revenues.

         To counter current conditions, the Company has attempted to expand market share and focus on cost control. There have been a limited number of workforce reductions and expenditures on equipment were for replacement items during 2001 and 2002. The Company's efforts to contain cost however, were offset by a $1.1 million increase in insurance expense for the transportation segment. In recent years, the tank truck industry has seen a large volume of consolidation through mergers and acquisitions. Given current conditions for the industry, the Company anticipates further industry consolidation as less financially secure competitors fail or are acquired. This should reduce future competition. When the U.S. economy improves and chemical demand resumes, the Company anticipates being well-positioned to capitalize on new opportunities.

                 -  Oil and Gas

         Oil and gas segment revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices. Comparative amounts are as follows (in thousands):

                                                       2002            2001             2000
                                                     --------        --------         --------
Revenues....................................         $  4,750        $  6,111         $  6,059

Operating Earnings (Loss)...................         $   (633)       $    693         $  1,624

Depreciation and Depletion..................         $  2,116        $  2,456         $  2,435

Production volumes and price information is as follows:

                                                            2002               2001                2000
                                                     -----------------   ----------------    ---------------
Production Volumes
   -   Crude Oil............................             55,000 bbls          64,000 bbls        62,000 bbls
   -   Natural Gas..........................          1,047,000 mcf        1,031,000 mcf      1,161,000 mcf

Average Price
  -    Crude Oil............................         $    26.10/bbl      $     27.08 /bbl    $    30.03 /bbl
  -    Natural Gas..........................         $     3.17/mcf      $      4.23/mcf     $     3.63/mcf

         Oil and gas revenues and operating earnings for 2002 were reduced primarily because of declining natural gas prices from an average of $4.23/mcf in 2001 to $3.17/mcf in 2002. As between 2001 and 2000, improved average natural gas prices were offset by reduced crude oil prices and a slight reduction in natural gas sales volumes. An additional factor contributing to reduced earnings were dry hole and other exploration expenses totaling $1,177,000 in 2002 as compared to $821,000 for 2001 and $481,000 for 2000.

         During 2002, the oil and gas operation participated in the drilling of twenty-one gross wells. Thirteen wells were successfully completed with eight dry holes. In addition, three wells in process at year-end 2002 were subsequently completed as producers. Year-end December 31, 2002 estimated oil and gas reserves of 579,000 barrels and 7,480,000 mcf, respectively, reflected an average decrease of three percent from the year-end 2001 estimate. Estimated future net cash flow before income taxes from oil and gas properties was increased, however, from $16,989,000 at year-end 2001 to $31,385,000 at year-end 2002. This increase resulted from current price improvements, most notably natural gas which was valued at $2.34 per unit for the year-end 2001 reserve estimate versus $4.20 per unit for the year-end 2002 reserve valuation.

         One of the successful wells drilled in 2002 was on the Eagle Lake Prospect in Wharton County, Texas. This well is currently producing approximately 4,500 mcf of natural gas and 150 barrels of crude oil per day with the Company holding a 10 percent working interest. The Company also resumed activity in the Austin Chalk trend of Central Texas participating in the successful re-entry of one well that is currently producing approximately 500 mcf of natural gas and 140 barrels of crude oil per day. The Company holds a nine percent working interest in the Austin Chalk well and a second well on this same unit was successfully drilled in 2003. A total of ten Austin Chalk wells are budgeted for 2003.

         In the Elm Grove Field of Bossier Parish, Louisiana, development efforts also continued. Three wells were successfully drilled and completed in 2002 with four wells anticipated for 2003. The wells in Elm Grove Field are low risk development wells, designed to deplete undrained reserves. In Fort Bend County, Texas the Company has numerous prospects identified within the Frio and Yegua intervals. Four shallow wells were drilled in 2002 with three successful wells yielding combined production totaling over 4,000 mcf of natural gas and 100 barrels of crude oil per day. A fifth well was spud in 2003 and is currently being completed. A total of nine shallow Ft. Bend County wells are budgeted for 2003, and the Company holds a five percent working interest in this prospect area.

         In Calcasieu Parish, Louisiana, the Company is participating in the drilling of multiple prospects identified by a recent 3-D seismic survey. Two of these prospects were drilling at year-end and both were successfully completed in the first quarter of 2003. One of these wells sets up additional development and establishes production in a zone that is approximately eight miles from comparable production. Seven wells are budgeted for 2003 and the Company's interest in this group of prospects is approximately 7.5 percent.

                 Outlook

         Through selective screening of both customers and transaction profitability, the Company restored positive earnings to its marketing business in 2002. Presently, the marketplace for energy continues to be closely tied to credit availability as sellers of crude oil and natural gas seek financial security above all other factors. With its strong balance sheet, the Company believes its position is very stable and anticipates continued improvement. In the long run, management believes the recent market changes will have a positive impact on the Company's business. Leading up to the collapse of Enron, an increase in the number of industry participants caused margins to shrink. As substantial numbers of competitors have withdrawn, some improvements in margins have resulted. This trend is especially noted in the wholesale distribution of crude oil and natural gas. While generating significant marketing profits remains a challenge, management believes the Company is one of the industry survivors well positioned for the future.

         The economic outlook for the chemical industry, and hence the Company's transportation operation promises little change for 2003. Some obstacles being faced are high maintenance costs of an aging fleet, driver recruitment and retention, insurance costs, fuel cost increases, heightened security concerns and low competitive freight rates. Although not to the same degree but similar to the Company's marketing business, there has recently been a "shake-out" among chemical haulers as the industry struggles to maintain profitability. For 2003, the Company must defend its customer base and hold down costs to remain competitive.

         Furthering the Company's oil and gas exploration efforts in 2003, the Company will be participating in two separate 3-D seismic surveys, among other ongoing projects. One is a 95 square mile 3-D survey to be shot in Calcasieu Parish Louisiana. The operator of this survey has an excellent track record of success in this area's prolific Hackberry trend. Actual fieldwork on the survey is expected to begin in March 2003 with the first well projected for spudding in 2004. The Company will also participate in a 90 square mile 3-D survey to be shot in Alabama. This survey will evaluate 2-D prospect leads in the Smackover, Eutaw, Tuscaloosa and Norphlet reservoirs. Initial drilling is planned for early 2004. Projected seismic expenditures totaling $1.5 million will be incurred and expensed in 2003 associated with these two projects.

         One area to address is future general and administrative expense. Because of the turmoil caused by Enron and others, and the related expansion of securities rules and regulations, the Company expended $1.6 million or 70 percent of pre-tax earnings on legal, consulting and accounting fees during 2002 in response to these issues. While the Company anticipates increased 2003 accounting costs in order to comply with the Sarbanes-Oxley Act, overall, the amount of administrative fees should diminish from the prior year level. Such projected savings may be offset however, should insurance costs continue to rise. During 2002, the Company experienced an average 49 percent increase in the cost of all forms of insurance. This brought the total cost of insurance for 2002 to $7.5 million. Since the insurance marketplace remains in turmoil, the Company cannot predict its overall future level of costs.

         The Company has the following major objectives for 2003:

                  - Increase marketing operating earnings by 10 percent to $10 million.

                  - Maintain transportation operating earnings of at least $2 million.

                  - Continue exploration efforts to grow the oil and gas reserve base by 15 percent; however, 2003 earnings will be impacted by the expensing of $1.5 million in planned seismic expenditures.

                  - Reduce general and administrative expenses by 12 percent, or $1 million.

LIQUIDITY AND CAPITAL RESOURCES

         During 2002, the Company's cash flow from operations totaled $18,694,000. Such funds were utilized to make $4,622,000 in capital expenditures with the remaining $14.1 million of cash flow from operations used to boost cash reserves and generally improve liquidity.

                  Banking Relationships

         The Company's primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 2002 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $4,000,000 as of December 31, 2002. The line of credit loans are scheduled to expire on October 29, 2004, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments. As of December 31, 2002, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of December 31, 2002, the Company had $1.5 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of December 31, 2002. Letters of credit outstanding under this facility totaled approximately $13.7 million as of December 31, 2002. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

         The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. No working capital advances were outstanding under this facility as of December 31, 2002. Letters of credit outstanding under this facility totaled approximately $4.3 million as of December 31, 2002. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

         Management maintains that the greatest uncertainty facing a marketing company is the banking community's continued willingness to support commodity credit facilities. The events leading to Enron's bankruptcy support this belief. The Company remains positioned to operate the commodity portions of its business without bank support should such a need develop.

                  Off-balance Sheet Arrangements

         The Company maintains no off-balance sheet arrangements other than certain operating lease arrangements to provide tractor and trailer equipment for the Company's truck fleet. All such operating lease commitments qualify for off-balance sheet treatment as provided by Statement of Financial Accounting Standards No. 13, "Accounting for Leases". See Note (7) of the Notes to Consolidated Financial Statements.

                  Contractual Cash Obligations

         In addition to its banking relationships and obligations, the Company enters into certain operating leasing arrangements for tractors, trailers, office space and other equipment and facilities. A summary of contractual debt and lease obligations is as follows (in thousands):

                                                              Payment Period
                          ------------------------------------------------------------------------------
                              2003         2004          2005         2006        2007       Thereafter        Total
                          -----------    ---------     --------     ---------   --------    ------------    ------------
Long-term debt........    $         -    $   1,434     $  5,738     $   4,303   $      -    $          -    $     11,475
Operating leases......          3,965        2,674        1,133           420        206             250           8,648
                          -----------    ---------     --------     ---------   --------    ------------    ------------
    Total                 $     3,965    $   4,108     $  6,871     $   4,723   $    206    $        250    $     20,123
                          ===========    =========     ========     =========   ========    ============    ============

         In addition to its bank debt and lease financing obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities. Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations. See also Note (7) of the Notes to Consolidated Financial Statements. Approximate commodity purchase obligations as of December 31, 2002 are as follows: (In thousands)

                                 January       Remaining
                                  2003           2003              2004         2005     Thereafter     Total
                              ------------    -----------       ---------    ---------   -----------   --------
Crude Oil..................   $    134,769    $    39,875       $   2,780    $   1,143   $         -   $178,567
Natural Gas................         39,935          6,812               -            -             -     46,747
Refined Products...........            144              -               -            -             -        144
                              ------------    -----------       ---------    ---------   -----------   --------
                              $    174,848    $    46,687       $   2,780    $   1,143   $         -   $225,458
                              ============    ===========       =========    =========   ===========   ========

                  Investment Activities

         During 2002, the Company invested approximately $2,561,000 in oil and gas projects, $1,911,000 for replacement equipment for its petrochemical trucking fleet and $150,000 was invested in equipment for the Company's marketing operations. Oil and gas exploration and development efforts continue, and the Company plans to invest approximately $4.3 million toward such projects in 2003 including $1.5 million of seismic costs to be expensed during the year. An additional approximate $1.7 million is currently projected to be expended toward purchasing transportation equipment as present lease financing arrangements mature.

                  Insurance

         The marketplace for all forms of insurance has entered a period of severe cost increases. In the past, during such cyclical periods, the Company has seen severe cost increases to the point where desired levels of insurance were either unavailable or unaffordable. The Company's primary insurance needs are in the area of automobile and umbrella coverage for its trucking fleet and medical insurance for employees. During 2002, the Company's insurance expense totaled $7,498,000, a 49 percent increase over 2001. Based on insurance renewals in 2002, the Company is anticipating further insurance increases for 2003. The Company has no effective way to pass on such cost increases and any increase will thus need to be absorbed by existing operations.

                  Competition

         In all phases of its operations, the Company encounters strong competition from a number of entities. Many of these competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company faces competition principally in establishing trade credit, pricing of available materials and quality of service. In its oil and gas operation, the Company also competes for the acquisition of mineral properties. The Company's marketing division competes with major oil companies and other large industrial concerns that own or control significant refining and marketing facilities. These major oil companies may offer their products to others on more favorable terms than those available to the Company. From time to time in recent years, there have been supply imbalances for crude oil and natural gas in the marketplace. This in turn has led to significant fluctuations in prices for crude oil and natural gas. As a result, there is a high degree of uncertainty regarding both the future market price for crude oil and natural gas and the available margin spread between wholesale acquisition costs and sales realization.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

                  Fair Value Accounting

         As an integral part of its marketing operation, the Company enters into certain forward commodity contracts that are required to be recorded at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related accounting pronouncements. Management believes this required accounting, commonly called mark-to-market accounting creates variations in reported earnings and the reported earnings trend. Under mark-to-market accounting, significant levels of earnings are recognized in the period of contract initiation rather than the period when the service is provided and title passes from supplier to customer. As it affects the Company's operation, management believes mark-to-market accounting impacts reported earnings and the presentation of financial condition in three important ways.

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

         3. Cash flows, by their nature, match physical movements and passage of title. Mark-to-market accounting, on the other hand, creates a mismatch between reported earnings and cash flows. This complicates and confuses the picture of stated financial conditions and liquidity.

         The Company attempts to mitigate the above described risks by only entering into contracts where current market quotes in actively traded, liquid markets are available to determine the fair value of contracts. In addition, substantially all of the Company's forward contracts are less than 18 months in duration. However, the reader is cautioned to develop a full understanding of how fair value or mark-to-market accounting creates differing reported results relative to those which would be presented under conventional accrual accounting.

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

         Due to (a) the volume of transactions, (b) the complexity of transactions and (c) the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balance due and paying only bonafide properly supported claims. In addition, the Company maintains and monitors its bad debt allowance. A degree of risk remains, however, simply due to the custom and practices of the industry.

         Oil and Gas Reserve Estimate

         The value of capitalized cost of oil and gas exploration and production related assets are dependent on underlying oil and gas reserve estimates. Reserve estimates are based on many judgmental factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, changed prices, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information becomes available. Estimated future oil and gas revenue calculations are also based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing. The Company's estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

         The Company follows the successful efforts method of accounting, so only costs (including development dry hole costs) associated with producing oil and gas wells are capitalized. However, estimated oil and gas reserve quantities are the basis for the rate of amortization under the Company units of production method for depreciating, depleting and amortizing of oil and gas properties. Estimated oil and gas reserve values also provide the standard for the Company's periodic review of oil and gas properties for impairment.

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

                  Revenue Recognition

         The Company's natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company's risk management activities is included in Note (1) of the Notes to Consolidated Financial Statements.

         Customers of the Company's petroleum products marketing subsidiary are invoiced and revenue is recognized in the period when the customer physically takes possession and title to the product upon delivery at their facility. Transportation customers are invoiced, and the related revenue is recognized as the service is provided. Oil and gas revenue from the Company's interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

                  New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company intends to adopt SFAS No. 143 effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company has completed its assessment of SFAS No. 143. At December 31, 2002, the Company estimates that the present value of its future Asset Retirement Obligations ("ARO") is approximately $663,000. The estimated cumulative effect of adoption of SFAS No. 143 and the change in accounting principal will be a charge to net income during the first quarter of 2003 of approximately $110,000 or $73,000 net of taxes.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions were effective for various times throughout 2002 and did not have a material effect on the Company's results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. At this time, the Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position, results of operation or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

                  Interest Rate Risk

         Total long-term debt at December 31, 2002 included $11,475,000 of floating rate debt. As a result, the Company's annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of December 31, 2002. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the fiscal year ended December 31, 2002.

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

         Certain forward contracts are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of December 31, 2002 and 2001 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $1,768,000 for 2003 and $24,000 for 2004. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for the year ended December 31, 2002. (In thousands)

                                                                      2002
                                                                    --------
Net fair value on January 1,                                        $ 14,523
Activity during 2002
  -  Cash received from settled contracts                            (14,192)
  -  Net realized gain from prior years' contracts                       518
  -  Net unrealized gain from prior years' contracts                     183
  -  Net unrealized gain from current year contracts                     760
                                                                    --------
Net fair value on December 31,                                      $  1,792
                                                                    ========

         Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2001 through December 31, 2002 natural gas price realizations ranged from a monthly low of $1.96 per Mcf to a monthly high of $9.10 per Mcf. Oil prices ranged from a low of $17.55 per barrel to a high of $31.71 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $475,000 and $611,000, respectively, for the comparative years ended December 31, 2002 and 2001.

ITEM 8. FINANCIAL STATEMENTS

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     -----
REPORT OF INDEPENDENT AUDITORS..................................................     II-17

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS........................................     II-18

FINANCIAL STATEMENTS:

            Consolidated Balance Sheet as of
               December 31, 2002 and 2001.......................................     II-19

            Consolidated Statement of Operations for
               the Years Ended December 31, 2002,
               2001 and 2000....................................................     II-20

            Consolidated Statement of Shareholders'
               Equity for the Years Ended
               December 31, 2002, 2001 and 2000.................................     II-21

            Consolidated Statement of Cash Flows
               for the Years Ended December 31,
               2002, 2001 and 2000..............................................     II-22

            Notes to Consolidated Financial Statements..........................     II-23

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Adams Resources & Energy, Inc.:

         We have audited the accompanying consolidated balance sheet of Adams Resources and Energy, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 21, 2002. These auditors reported on such financial statements prior to the restatement discussed in Note 9.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed above, the financial statements of Adams Resources and Energy, Inc. and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in
Note 9, the Company changed its classification of the gain related to the sale of an operating asset in 2001, and the amounts in the 2001 financial statements relating to the change have been restated. We audited the adjustment that was applied to restate the consolidated statement of operations presentation reflected in the 2001 financial statements. Our procedures included (a) agreeing the original cost of the asset purchase to the asset purchase agreement (b) recalculating the net book value of the assets on the date of sale, (c) agreeing the cash received from the sale to third party documents and (d) recalculating the resulting gain. In our opinion, the adjustment is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

         As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

DELOITTE & TOUCHE LLP
Houston, Texas
March 21, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Adams Resources & Energy, Inc.:

We have audited the accompanying consolidated balance sheet of Adams Resources & Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                                ARTHUR ANDERSEN LLP

Houston, Texas
March 21, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                    December 31,
                                                                             -----------------------
                                                                                2002         2001
                                                                             ----------    ---------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................................       $   27,262    $  14,177
   Accounts receivable, net of allowance for doubtful
      accounts of $2,291 and $2,193, respectively.....................          133,250      138,926
   Inventories........................................................            6,591       10,004
   Risk management receivables........................................            8,220       24,700
   Income tax receivable..............................................              382        3,930
   Prepayments........................................................            3,349        7,568
                                                                             ----------    ---------
           Total current assets.......................................          179,054      199,305
                                                                             ----------    ---------

PROPERTY AND EQUIPMENT:
   Marketing..........................................................           19,042       20,784
   Transportation.....................................................           18,799       17,849
   Oil and gas (successful efforts method)............................           37,479       35,456
   Other..............................................................               99           99
                                                                             ----------    ---------
                                                                                 75,419       74,188
   Less -Accumulated depreciation, depletion
              and amortization........................................          (53,115)     (50,289)
                                                                             ----------    ---------
                                                                                 22,304       23,899
                                                                             ----------    ---------

OTHER ASSETS:
   Risk management assets.............................................              346        3,646
   Other assets.......................................................              416          177
                                                                             ----------    ---------
                                                                             $  202,120    $ 227,027
                                                                             ==========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...................................................       $  137,244    $ 152,153
   Current portion of long-term debt..................................                -        1,000
   Risk management payables...........................................            6,452       12,028
   Accrued and other liabilities......................................            4,066        3,790
                                                                             ----------    ---------
           Total current liabilities..................................          147,762      168,971

LONG-TERM DEBT                                                                   11,475       11,475

OTHER LIABILITIES:
   Deferred taxes and other...........................................            2,461        5,590
   Risk management liabilities........................................              322        1,795
                                                                             ----------    ---------
                                                                                162,020      187,831
                                                                             ----------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 960,000
      shares authorized, none outstanding.............................                -            -
   Common stock, $.10 par value, 7,500,000 shares
      authorized, 4,217,596 issued and outstanding....................              422          422
   Contributed capital................................................           11,693       11,693
   Retained earnings..................................................           27,985       27,081
                                                                             ----------    ---------
           Total shareholders' equity.................................           40,100       39,196
                                                                             ----------    ---------
                                                                             $  202,120    $ 227,027
                                                                             ==========    =========

         The accompanying notes are an integral part of these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Years Ended December 31,
                                                                             -------------------------------------
                                                                                2002          2001         2000
                                                                             ----------    ----------   ----------
REVENUES:
     Marketing........................................................       $2,282,161    $4,677,982   $6,980,277
     Transportation...................................................           36,406        33,149       35,824
     Oil and gas......................................................            4,750         6,111        6,059
                                                                             ----------    ----------   ----------
                                                                              2,323,317     4,717,242    7,022,160
                                                                             ----------    ----------   ----------
COSTS AND EXPENSES:
     Marketing........................................................        2,271,664     4,676,612    6,962,066
     Transportation...................................................           32,426        30,436       32,042
     Oil and gas......................................................            3,267         2,952        1,983
     General and administrative.......................................            8,173         7,894        6,463
     Depreciation, depletion and amortization.........................            5,565         6,726        6,745
                                                                             ----------    ----------   ----------
                                                                              2,321,095     4,724,620    7,009,299
                                                                             ----------    ----------   ----------

OPERATING EARNINGS (LOSS).............................................            2,222        (7,378)      12,861

OTHER INCOME (EXPENSE):
     Interest income..................................................              115           444        1,233
     Interest expense.................................................             (121)         (128)        (172)
                                                                             ----------    ----------   ----------

EARNINGS (LOSS) BEFORE INCOME TAXES...................................            2,216        (7,062)      13,922

INCOME TAX PROVISION (BENEFIT):
     Current..........................................................            3,839        (3,930)       3,925
     Deferred.........................................................           (3,075)        1,492        1,157
                                                                             ----------    ----------   ----------
                                                                                    764        (2,438)       5,082
                                                                             ----------    ----------   ----------
Earnings (loss) before cumulative effect of
     accounting change................................................            1,452        (4,624)       8,840
Cumulative effect of accounting change,
     net of taxes.....................................................                -            55            -
                                                                             ----------    ----------   ----------

NET EARNINGS (LOSS)...................................................       $    1,452    $   (4,569)  $    8,840
                                                                             ==========    ==========   ==========

EARNINGS (LOSS) PER SHARE:

     Before cumulative effect of accounting change....................              .34         (1.09)        2.10
     Cumulative effect of accounting change...........................                -           .01            -
                                                                             ----------    ----------   ----------
Basic earnings (loss) per share.......................................       $      .34    $    (1.08)  $     2.10
                                                                             ==========    ==========   ==========
DIVIDENDS PER COMMON SHARE............................................       $      .13    $      .13   $      .13
                                                                             ==========    ==========   ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                             TOTAL
                                                                      COMMON    CONTRIBUTED   RETAINED   SHAREHOLDERS'
                                                                      STOCK       CAPITAL     EARNINGS      EQUITY
                                                                     --------   -----------   --------   -------------
BALANCE, January 1, 2000..........................................   $    422   $    11,693   $ 23,906   $      36,021
   Net earnings...................................................          -             -      8,840           8,840
   Dividends paid on common stock.................................          -             -       (548)           (548)
                                                                     --------   -----------   --------   -------------
BALANCE, December 31, 2000........................................        422        11,693     32,198          44,313
   Net earnings (loss)............................................          -             -     (4,569)         (4,569)
   Dividends paid on common stock.................................          -             -       (548)           (548)
                                                                     --------   -----------   --------   -------------
BALANCE, December 31, 2001........................................        422        11,693     27,081          39,196
   Net earnings...................................................          -             -      1,452           1,452
   Dividends paid on common stock.................................          -             -       (548)           (548)
                                                                     --------   -----------   --------   -------------
BALANCE, December 31, 2002.......................................    $    422   $    11,693   $ 27,985   $      40,100
                                                                     ========   ===========   ========   =============

         The accompanying notes are an integral part of these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Years Ended December 31,
                                                                           -----------------------------------
                                                                              2002        2001         2000
                                                                           ---------    ---------    ---------
CASH PROVIDED BY OPERATIONS:
  Net earnings (loss).................................................     $   1,452    $  (4,569)   $   8,840
  Items of income not requiring (providing) cash -
    Depreciation, depletion and amortization..........................         5,565        6,726        6,745
    Gains on property sales...........................................          (447)      (5,132)         (27)
    Impairment of non-producing oil and gas properties................           537            -            -
    Other, net........................................................          (292)         470          592
  Decrease (increase) in accounts receivable..........................         5,676      168,311      (94,649)
  Decrease (increase) in inventories..................................         3,413       25,449      (13,978)
  Decrease (increase) in risk management assets.......................        12,731      (11,722)        (296)
  Decrease (increase) in tax receivable...............................         3,548       (3,930)           -
  Decrease (increase) in prepayments..................................         4,219       (4,964)        (969)
  Increase (decrease) in accounts payable.............................       (14,909)    (193,350)     109,022
  Increase (decrease) in accrued liabilities..........................           276       (2,336)        (295)
  Increase (decrease) in deferred taxes...............................        (3,075)       1,492        1,157
                                                                           ---------    ---------    ---------
    Net cash provided by (used in) operating activities...............        18,694      (23,555)      16,142
                                                                           ---------    ---------    ---------

INVESTING ACTIVITIES:
  Property and equipment additions....................................        (4,622)      (3,591)      (5,684)
  Proceeds from property sales........................................           561        5,156           93
                                                                           ---------    ---------    ---------
         Net cash (used in) provided by investing activities..........        (4,061)       1,565       (5,591)
                                                                           ---------    ---------    ---------

FINANCING ACTIVITIES:
  Borrowings..........................................................             -          575        2,000
  Repayment of debt...................................................        (1,000)           -            -
  Dividend payments...................................................          (548)        (548)        (548)
                                                                           ---------    ---------    ---------
      Net cash (used in) provided by financing activities.............        (1,548)          27        1,452
                                                                           ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................        13,085      (21,963)      12,003

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................        14,177       36,140       24,137
                                                                           ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR..............................     $  27,262    $  14,177    $  36,140
                                                                           =========    =========    =========

         The accompanying notes are an integral part of these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. In addition, these statements include the Company's share of oil and gas joint interests using pro-rata consolidation and its interest in a 50% owned crude oil marketing joint venture using the equity method of accounting. See Note (11) of Notes to Consolidated Financial Statements.

 Nature of Operations

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500 mile radius of Houston, Texas.

 Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 2002 and 2001 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility. See Note (2) of Notes to Consolidated Financial Statements.

 Inventories

         Crude oil and petroleum product inventories are carried at the lower of cost or market. Due to declining prices for crude oil during 2001, the Company recognized a combined $7.2 million in charges related to crude oil inventory liquidations and valuation write-downs during 2001. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and are valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Materials and supplies are included in inventory at specific cost, with a valuation allowance provided if needed. At December 31, 2002 natural gas inventories are carried at average cost. As of December 31, 2001, natural gas inventories were recorded at market which was less than cost. Components of inventory are as follows (in thousands):

                                                                                 December 31,
                                                                           ----------------------
                                                                              2002         2001
                                                                           ---------    ---------
Crude oil.............................................................     $   3,062    $   6,806
Petroleum products....................................................         1,919        1,690
Materials and supplies................................................           664          683
Natural gas...........................................................           946          825
                                                                           ---------    ---------
                                                                           $   6,591    $  10,004
                                                                           =========    =========

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

         The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. Due to relatively high costs incurred in relation to oil and gas reserve additions, a $492,000 impairment provision on producing oil and gas properties was recognized and included in DD&A for 2002. In addition, management also evaluated the carrying value of certain non-producing properties and deemed them impaired for lack of drilling activity. Accordingly, a $537,000 impairment provision on non-producing properties was recorded in 2002. In 2001, declining oil and natural gas prices during the fourth quarter resulted in a $1,062,000 asset impairment charge being recorded and included in DD&A for the year.

 Revenue Recognition

         The Company's natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company's risk management activities are included later in this footnote.

         Customers of the Company's petroleum products marketing subsidiary are invoiced and revenue is recognized in the period when the customer physically takes possession and title to the product upon delivery at their facility. Transportation customers are invoiced, and the related revenue is recognized as the service is provided. Oil and gas revenue from the Company's interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Statement of Cash Flows

         Interest paid totaled $121,000, $128,000 and $172,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Net income taxes paid during these same periods totaled $465,000, $322,000 and $2,814,000, respectively. Federal tax refunds received during 2002 totaled $2,779,000. There were no significant non-cash investing or financing activities in any of the periods reported.

 Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for 2002, 2001 and 2000. There were no potentially dilutive securities during 2002, 2001 and 2000.

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

 Price Risk Management Activities

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. The statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings, unless the derivatives qualify for and the Company elects cash flow hedge accounting, then the effective portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. As of January 1, 2001, based on assessment of Company contracts as required under SFAS No. 133, the Company recorded a net risk management income of $55,000 (net of $29,000 of income taxes), as a cumulative affect of change in accounting principle. As of January 1, 2001 and for the years ended December 31, 2002 and 2001, the Company had no contracts designated for hedge accounting under SFAS 133.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In October 2002, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") amended and rescinded certain prior consensus related to the Accounting for Contracts Involved in Energy Trading and Risk Management Activities and issued a new consensus EITF 02-03. The new EITF consensus requires: (i) all mark-to-market gains and losses on trading contracts be shown net in the income statement whether or not settled physically and (ii) precludes mark-to-market accounting for non-SFAS No. 133 derivatives. The October EITF consensus is effective October 26, 2002 for new contracts, and for existing contracts, the consensus becomes effective with physical periods beginning after December 15, 2002. The Company adopted EITF 02-03 effective October 26, 2002 for any new contracts and effective January 1, 2003 for any existing contracts. Upon adoption, the latest consensus requires restatement to historical cost for any contracts that no longer qualify for mark-to-market treatment. Such restatement is recorded as a cumulative effect of an accounting change and comparative financial statements for prior periods must be reclassified to conform to the new consensus. In the Company's case, however, management does not believe it has any contracts requiring restatement to historical cost. Effective January 1, 2003, the Company's natural gas marketing activities will be prospectively presented and prior periods will be retroactively restated to reflect all physical activity associated with the trading of natural gas on a net basis. This change in accounting will not impact net income; however, natural gas marketing revenues will be presented net of associated costs, significantly reducing revenues reflected in the statement of operations.

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

         The Company's forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management's assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of December 31, 2002 and 2001 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $1,768,000 for 2003 and $24,000 for 2004. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for the year ended December 31, 2002. (In thousands)

                                                                             2002
                                                                           ---------
Net fair value on January 1,..........................................     $  14,523
Activity during 2002
  -  Cash received from settled contracts.............................       (14,192)
  -  Net realized gain from prior years' contracts....................           518
  -  Net unrealized gain from prior years' contracts..................           183
  -  Net unrealized gain from current year contracts..................           760
                                                                           ---------
  Net fair value on December 31,......................................     $   1,792
                                                                           =========

 New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment of disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company intends to adopt SFAS No. 143 effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company has completed its assessment of SFAS No. 143. At December 31, 2002, the Company estimates that the present value of its future Asset Retirement Obligations ("ARO") is approximately $663,000. The estimated cumulative effect of adoption of SFAS No. 143 and the change in accounting principal will be a charge to net income during the first quarter of 2003 of approximately $110,000 or $73,000 net of taxes.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions were effective for various times throughout 2002 and did not have a material effect on the Company's results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. At this time, the Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position, results of operation or cash flows.

(2) LONG-TERM DEBT

         Long-term debt is comprised of the following (in thousands):

                                                                                December 31,
                                                                           ----------------------
                                                                              2002        2001
                                                                           ---------    ---------
Bank lines of credit, secured by substantially all of the Company's and its subsidiaries' (excluding Gulfmark and ARM) assets, due in
   eight quarterly installments commencing on October 29, 2004........     $  11,475    $  12,475
   Less - current maturities..........................................             -        1,000
                                                                           ---------    ---------

Long-term debt........................................................     $  11,475    $  11,475
                                                                           =========    =========

         The Company's revolving bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The agreement also provides for an interest rate option at the lender's quoted Eurodollar rate (LIBOR) plus 2 and 3/4 percent. The first line of credit or working capital loan provides for borrowings up to $7,500,000 based on the total of 80% of eligible accounts receivable and 50% of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 2002 was established at $7,500,000 with the full amount outstanding at December 31, 2002. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $4,000,000 as of December 31, 2002 with the next scheduled borrowing base re-determination date of September 1, 2003. As of December 31, 2002, $3,975,000 was outstanding under the oil and gas production loan facility. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deducted from the borrowing capacity. As of December 31, 2002, letters of credit under this facility totaled $25,000. The revolving line of credit loans are scheduled to expire on October 29, 2004, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments.

         The revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $32,083,000.

         A subsidiary of the Company, Gulfmark Energy, Inc. ("Gulfmark"), maintains a separate banking relationship with BNP Paribas in order to provide up to $40 million in letters of credit and to provide financing for up to $6 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1%. The letter of credit and demand note facilities are secured by substantially all of Gulfmark's and ARM's assets. At year-end 2002 and 2001, Gulfmark had no amounts outstanding under the inventory based line of credit. Gulfmark had approximately $13.7 million and $18.1 million in letters of credit outstanding as of December 31, 2002 and 2001, respectively, in support of its crude oil purchasing activities. As of December 31, 2002, the Company had $1.5 million of eligible borrowing capacity under the Gulfmark facility.

         The Company's Adams Resources Marketing, Ltd. subsidiary ("ARM") maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing business. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. The letter of credit and demand note facilities are secured by substantially all of ARM's and Gulfmark's assets. At year-end 2002 and 2001, ARM had no working capital advances outstanding. ARM had approximately $4.3 million and $13.9 million in letters of credit outstanding at December 31, 2002 and 2001, respectively.

         The Company's weighted average effective interest rate for 2002, 2001 and 2000 was 3.7%, 5.7%, and 8.5%, respectively. No interest was capitalized during 2002, 2001 or 2000. At December 31, 2002, the scheduled aggregate principal maturities of the Company's long-term debt are: 2004 - $1,434,375; 2005 - $5,737,500; and 2006 - $4,303,125.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INCOME TAXES

         The following table shows the components of the Company's income tax provision (benefit) (in thousands):

                                                                                 Years Ended December 31,
                                                                           -----------------------------------
                                                                              2002         2001         2000
                                                                           ---------    ---------    ---------
Current:
      Federal.........................................................     $   3,784    $  (3,930)   $   3,299
      State...........................................................            55            -          626
                                                                           ---------    ---------    ---------
                                                                               3,839       (3,930)       3,925
Deferred:
      Federal.........................................................        (3,075)       1,492        1,157
                                                                           ---------    ---------    ---------
                                                                           $     764    $  (2,438)   $   5,082
                                                                           =========    =========    =========

         As of December 31, 2002 and 2001, the Company's deferred tax liability totaled $2,320,000 and $5,395,000, respectively, and consisted principally of financial statement carrying amounts in excess of the underlying tax basis of fixed assets and mark-to-market gains on energy contracts not included in taxable income. At December 31, 2002 the fixed asset component of the deferred tax liability totaled $1,101,000 and the mark-to-market gain component totaled $1,197,000. At December 31, 2001, the fixed asset component of the deferred tax liability totaled $2,506,000 and the mark-to-market gain component totaled $2,901,000.

         Taxes computed at the corporate federal income tax rate reconcile to the reported income tax provision as follows (in thousands):

                                                                                 Years Ended December 31,
                                                                           -----------------------------------
                                                                             2002         2001         2000
                                                                           ---------    ---------    ---------
Statutory federal income tax provision (benefit) at 34%...............     $     735    $  (2,382)   $   4,520
State income tax provision............................................            55            -          626
Federal statutory depletion...........................................          (100)         (51)         (51)
Other.................................................................            74           (5)         (13)
                                                                           ---------    ---------    ---------
            Income tax provision (benefit)............................     $     764    $  (2,438)   $   5,082
                                                                           =========    =========    =========

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

 Fair Value of Financial Instruments

         The carrying amount of cash equivalents are believed to approximate their fair values because of the short maturities of these instruments. Substantially all of the Company's long and short-term debt obligations bear interest at floating rates. As such, carrying amounts approximate fair values. For a discussion of the fair value of commodity financial instruments see "Price Risk Management Activities" in Note (1) of Notes to Consolidated Financial Statements.

 Concentration of Credit Risk

         Credit risk represents the amount of loss which the Company would absorb if its customers failed to perform pursuant to contractual terms. Management of credit risk involves a number of

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer's sensitivity to economic developments. The Company has established various procedures to manage credit exposure, including initial credit approval, credit limits, and rights of offset. Letters of credit and guarantees are also utilized to limit credit risk.

         The Company's largest customers consist of large multinational integrated oil companies and utilities. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 90% of the Company's total receivables as of December 31, 2002, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction, while natural gas transactions are settled on the 25th of the following month. The Company's credit policy and the relatively short duration of receivables mitigates the uncertainty typically associated with longer term receivables management. Accordingly, the amount of the allowance for doubtful accounts required is minimal. The Company had accounts receivable from one customer that comprised
10.5 percent of total receivables at December 31, 2002. No customer represented 10 percent of total accounts receivable or greater as of December 31, 2001.

         There were no large significant bad debt write-offs in 2002. In 2001 primarily as a result of the bankruptcy of Enron Corp., the Company incurred $2.1 million of bad debt expense. In 2000, the Company incurred bad debts totaling $4.1 million following the bankruptcy proceedings by a natural gas customer. An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $2,291,000 and $2,193,000 at December 31, 2002 and 2001, respectively. An analysis of the changes in the allowance for doubtful accounts is presented as follows: (In thousands)

                                                                              2002         2001        2000
                                                                           ---------    ---------    ---------
Balance, Beginning of year........................................         $   2,193    $     559    $     223
  Provisions for bad debts........................................               758        1,935        2,781
  Less: Writeoffs and reductions..................................              (660)        (301)      (2,445)
                                                                           ---------    ---------    ---------

Balance, End of Year..............................................         $   2,291    $   2,193    $     559
                                                                           =========    =========    =========

(5) EMPLOYEE BENEFITS

         The Company maintains a 401(k) savings plan for the benefit of its employees. Company contributions to the plan were $388,000 in 2002, $433,000 in 2001, $374,000 in 2000. There are no pension or retirement plans maintained by the Company.

(6) TRANSACTIONS WITH RELATED PARTIES

         Mr. K. S. Adams, Jr., Chairman and President of the Company, is a limited partner in certain family limited partnerships known as Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"). From time to time, these partnerships as well as Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., a major stockholder of the Company, and Mr. Adams

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

individually participate as working interest owners in certain oil and gas wells operated by the Company. In addition, these entities may participate in non-Company operated wells where the Company also holds an interest. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company's Board of Directors. As of December 31, 2002, the Company owed a net total of $308,000 to these related parties. The amount due was comprised of $297,000 of oil and gas revenues to be disbursed to such working interest owners, plus $11,000 of current joint interest credits due to such joint interest owners. As of December 31, 2002, these related parties owed no monies to the Company. As of December 31, 2001, the Company owed $233,000 to these related parties and the related parties owed $251,000 to the Company under these arrangements. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society ("COPAS") Bulletin 5. Such overhead recoveries totaled $146,000 in 2002 and $145,000 in 2001.

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

(7) COMMITMENTS AND CONTINGENCIES

         The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2002, 2001, and 2000 was $5,944,000, $7,035,000 and
$6,981,000, respectively. At December 31, 2002, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 2003 - $3,965,000; 2004 - $2,674,000; 2005 - $1,133,000;
2006 - $420,000; 2007 - $206,000; 2008 and thereafter - $250,000.

         On August 30, 2000, CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit initially proposed a tax assessment of $8.3 million plus penalties and interest. This amount was adjusted downward by the State in August 2002 to $3.4 million plus penalties and interest. CJC has protested this assessment and has set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management intends to vigorously defend CJC in this matter and believes that it will not ultimately have a significant adverse effect on the Company's financial position or results of operations.

         In April 2002, a lawsuit was filed against the Company's wholly owned subsidiary Gulfmark Energy, Inc. by plaintiffs Kirby Energy LLP and Kirby Black ("Kirby"). Kirby was a commission crude oil purchase representative for the Company and as such had arranged certain crude oil purchase transactions for the benefit of the Company that earned Kirby a percentage net profits commission. Kirby believes the commissions paid were less than the amounts provided for in the contract and has sued for an accounting and actual and punitive damages. Management intends to vigorously defend this matter and believes that it will not ultimately have a significant adverse effect on the Company's financial position or results of operations.

         On July 31, 2002, certain individuals filed a complaint with the Occupational Safety and Health Administration ("OSHA") pursuant to a workmen's compensation claim filed by the family of a deceased employee. The OSHA complaint alleges that the Company's wholly owned subsidiary, Service Transport Company, failed to produce employee exposure and other records including air sampling data and medical monitoring records from years 1989 through 1997. The Company responded to the alleged violations denying that it failed to produce such data. To date, the Company has not received a response from OSHA and believes it is in compliance with such rules and regulations.

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

(8) GUARANTEES

         In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition aspect of this interpretation is effective on a prospective basis commencing on January 1, 2003. Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company, may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of December 2002 are as follows: (In thousands)

                                                                  2003         2004        2005         2006      Total
                                                               ---------    ---------    ---------    --------   -------
Lease residual values....................................      $   1,027    $     551    $     763    $    150   $ 2,491

         Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that in the future would require liability recognition under the provisions of Interpretation No. 45.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         This interpretation also sets forth disclosure requirements for guarantees including the guarantees by a parent company on behalf of its subsidiaries. Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, none of such obligation are recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of December 31, 2002, the amount of parental guaranteed obligations are approximately as follows: (In thousands)

                                                  2003       2004        2005       2006     Thereafter    Total
                                                ---------   -------   ---------   --------   ----------   --------
Bank Debt.................................      $       -   $ 1,434   $   5,738   $  4,303    $      -    $ 11,475
Operating leases..........................          3,965     2,674       1,133        420         456       8,648
Lease residual values.....................          1,027       551         763        150           -       2,491
Commodity purchases.......................         33,289         -           -          -           -      33,289
Letters of credit.........................         18,000         -           -          -           -      18,000
                                                ---------   -------   ---------   --------    --------    --------
                                                $  56,281   $ 4,659   $   7,634   $  4,873    $    456    $ 73,903
                                                =========   =======   =========   ========    ========    ========

(9) RESTATEMENT OF INTEREST AND OTHER INCOME

         For 2002 reporting, the Company has changed the presentation in the Statement of Operations for gains related to the sale of operating assets. For consistency of presentation, the Company has restated such affected reported amounts for 2001. No such restatement was necessary for 2000. The table below summarizes the effect on 2001. (In thousands)

                                                                               2001
                                                                      -----------------------
                                                                      Currently    Previously
                                                                       Reported     Reported
                                                                      ----------   ----------
Revenues.........................................................     $4,717,242   $4,717,242
Costs and Expenses...............................................     $4,724,620   $4,729,752
Operating Loss...................................................     $   (7,378)  $  (12,510)
Interest and Other Income........................................     $      444   $    5,576
Earnings (Loss) Before Income Taxes..............................     $   (7,062)  $   (7,062)
Net Earnings (Loss)..............................................     $   (4,569)  $   (4,569)

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) SEGMENT REPORTING

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                                                       Depreci-
                                                                                        ation,
                                                                       Segment        Depletion   Property
                                                                      Operating          and        and         Identi-
                                                                      Earnings         Amorti-    Equipment     fiable
                                                        Revenues        (Loss)         zation     Additions     Assets
                                                      -----------    -----------      ---------   ---------   -----------
Year ended
 December 31, 2002-
   Marketing....................................      $ 2,282,161    $     8,886       $  1,611    $   150    $   145,330
   Transportation...............................           36,406          2,142          1,838      1,911         15,931
   Oil and gas..................................            4,750           (633)(1)      2,116      2,561         11,504
   Other........................................                -              -              -          -         29,355
                                                      -----------    -----------       --------    -------    -----------
                                                      $ 2,323,317    $    10,395       $  5,565    $ 4,622    $   202,120
                                                      ===========    ===========       ========    =======    ===========

Year ended
 December 31, 2001 -
   Marketing....................................      $ 4,677,982    $    (1,230)(2)   $  2,600    $   847    $   182,914
   Transportation...............................           33,149          1,053          1,660        635         14,268
   Oil and gas..................................            6,111            693          2,456      2,109         11,265
   Other........................................                -              -             10          -         18,580
                                                      -----------    -----------       --------    -------    -----------
                                                      $ 4,717,242    $       516       $  6,726    $ 3,591    $   227,027
                                                      ===========    ===========       ========    =======    ===========

Year ended
 December 31, 2000 -
   Marketing....................................      $ 6,980,277    $    15,389       $  2,822    $ 1,170    $   383,247
   Transportation...............................           35,824          2,311          1,471      1,430         16,329
   Oil and gas..................................            6,059          1,624          2,435      3,084         11,971
   Other........................................                -              -             17          -         36,497
                                                      -----------    -----------       --------    -------    -----------
                                                      $ 7,022,160    $    19,324       $  6,745    $ 5,684    $   448,044
                                                      ===========    ===========       ========    =======    ===========

--------------------

(1) The 2002 oil and gas loss includes $1.7 million in dry hole costs and oil and gas property valuation write-downs while 2001 oil and gas earnings are net of a $1 million asset impairment charge.

(2) The 2001 marketing loss includes $8 million in charges related to inventory price declines and a $1.5 million bad debt provision following the Enron bankruptcy, partially offset by a $5 million gain on the sale of a pipeline.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States. In each of 2002 and 2000, the Company had sales to one customer that totaled $247,000,000 and $1,036,000,000, respectively. No other customers accounted for greater than 10% of sales in any of the three years presented herein. The loss of any of the Company's 10 percent customers would not have a material adverse effect on the Company's future operating results and all such customers could be readily replaced.

         Earnings from operations by segment represent revenues less operating costs and expenses and depreciation, depletion and amortization and are reconciled to operating earnings and earnings from operations before income taxes, as follows (in thousands):

                                                                      Years Ended December 31,
                                                                 ----------------------------------
                                                                    2002        2001         2000
                                                                 ---------    ---------    --------
Segment operating earnings (loss).....................           $  10,395    $     516    $ 19,324
General and administrative expenses...................              (8,173)      (7,894)     (6,463)
                                                                 ---------    ---------    --------
Operating earnings....................................               2,222       (7,378)     12,861
Interest income.......................................                 115          444       1,233
Interest expense......................................                (121)        (128)       (172)
                                                                 ---------    ---------    --------
Earnings before income taxes..........................           $   2,216    $  (7,062)   $ 13,922
                                                                 =========    =========    ========

(11) MARKETING JOINT VENTURE

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

         Effective November 1, 2001, the joint venture participants agreed to dissolve the venture pursuant to the terms of a joint venture dissolution agreement. As part of the consideration for terminating the joint venture, the Company was to receive a monthly per barrel fee to be paid by the former joint venture co-participant for a period of sixty months on certain barrels purchased by the participant in the offshore Gulf of Mexico region. Due primarily to credit constraints, effective with July 2002 business, the co-participant substantially curtailed and ultimately ceased its purchase of crude oil in the affected region. Prior to the co-venture's decision to withdraw from the region, during the first half of 2002, the Company earned $2,433,000 of marketing segment pre-tax earnings derived from this fee. While the co-venture participant willingly paid this fee through January 31, 2002 activity, effective with February 2002 business, the participant notified the Company of its intent to withhold the fee until they audited the previous joint venture activity. Such audit was conducted in June of 2002 and to date, to the

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

best of management's knowledge, the audit detected no adverse findings. The joint venture dissolution agreement does not permit the withholding of fees due, and as a precautionary measure, during the second quarter of 2002, the Company recorded a $140,000 bad debt provision, which represents the full amount of the currently uncollected portion of such fees due. The Company recorded no fee income during the second half of 2002 and no such fee is contemplated in future periods.

         The Company and the co-venture participant continue to cooperate in the final wind-down and settlement of open trade account items. As of December 31, 2002 the venture's remaining trade accounts due totaled approximately $2.4 million and trade accounts payable totaled approximately $5.2 million. As the venture either collects or funds cash proceeds in settlement of such accounts, the Company will receive or pay its pro-rata 50 percent share of such cash proceeds or requirements.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED) -

         Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

                                                                         Net Earnings                Dividends
                                                    Segment         -----------------------   ------------------------
                                                   Operating                         Per                        Per
                                      Revenues      Earnings          Amount        Share       Amount         Share
                                    -----------    ----------       ---------     ---------   ----------     ---------
2002 -
March 31..................          $   529,051    $    3,299       $     595     $     .14   $        -     $       -
June 30...................              654,160         3,109             555           .13            -             -
September 30..............              624,968         1,960             189           .05            -             -
December 31...............              515,138         2,027             113           .02          548           .13
                                    -----------    ----------       ---------     ---------   ----------     ---------
                                    $ 2,323,317    $   10,395(1)    $   1,452     $     .34   $      548     $     .13
                                    ===========    ==========       =========     =========   ==========     =========

2001 -
March 31..................          $ 1,341,950    $    4,298       $   1,798     $     .43   $        -     $       -
June 30...................            1,270,649            98          (1,629)         (.39)           -             -
September 30..............            1,238,211           442          (1,049)         (.25)           -             -
December 31...............              866,432        (4,322)(2)      (3,689)         (.87)         548           .13
                                    -----------    ----------       ---------    ----------   ----------     ---------
                                    $ 4,717,242    $      516       $  (4,569)    $   (1.08)  $      548     $     .13
                                    ===========    ==========       =========    ==========   ==========     =========

-----------------

(1) Operating earnings for 2002 are net of $1.7 million of dry hole costs and property valuation write-downs.

(2) The 2001 fourth quarter loss includes $8 million in charges related to inventory price declines and a $1.5 million bad debt provision following the Enron bankruptcy, partially offset by a $5 million gain on the sale of a pipeline.

         The above unaudited interim financial data reflect all adjustments that are in the opinion of management necessary to a fair statement of the results for the period presented. All such adjustments are of a normal recurring nature.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) OIL AND GAS PRODUCING ACTIVITIES

         The following information concerning the Company's oil and gas segment has been provided pursuant to Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." The Company's oil and gas exploration and production activities are conducted in the United States, primarily along the Gulf Coast of Texas and Louisiana.

Oil and Gas Producing Activities (Unaudited) -

         Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

                                                                  Years Ended December 31,
                                                          ---------------------------------------
                                                             2002            2001         2000
                                                          ----------      ----------   ----------
Property acquisition costs
     Unproved......................................       $    1,126      $       43   $       30
     Proved........................................                -               -          190
Exploration costs
     Expensed......................................            1,177             821          421
     Capitalized...................................               75               -        1,311
Development costs..................................            1,248           2,067        1,613
                                                          ----------      ----------   ----------
Total costs incurred...............................       $    3,626      $    2,931   $    3,565
                                                          ==========      ==========   ==========

         The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

                                                                       December 31,
                                                             ------------------------------
                                                                2002                2001
                                                             ----------          ----------
Unproved oil and gas properties......................        $    2,190          $    3,556
Proved oil and gas properties........................            35,289              31,900
                                                             ----------          ----------
                                                                 37,479              35,456
Accumulated depreciation, depletion
  and amortization...................................           (27,501)            (25,386)
                                                             ----------          ----------

         Net capitalized cost........................        $    9,978          $   10,070
                                                             ==========          ==========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Oil and Natural Gas Reserves (Unaudited) -

         The following information regarding estimates of the Company's proved oil and gas reserves, all located in the United States, is based on reports prepared on behalf of the Company by its independent petroleum engineers. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from more precise engineering calculations based upon additional production histories and price changes.

                                                                      Years Ended December 31,
                                                 ------------------------------------------------------------------
                                                       2002                      2001                    2000
                                                 ----------------       ------------------       ------------------
                                                 Natural                Natural                  Natural
                                                   Gas       Oil          Gas         Oil          Gas        Oil
                                                 (Mcf's)   (Bbls.)      (Mcf's)     (Bbls.)      (Mcf's)     (Bbls.)
                                                  -----     -----        -----       -----        -----       -----
                                                                           (In thousands)
Proved developed and
  undeveloped reserves -
   Beginning of year                               7,618     618         8,642        626         7,387        597
   Revisions of previous
     estimates                                       206      (1)         (820)         7           861        (65)
   Purchase of oil and gas
     reserves                                          -       -            11         25           995        147
   Extensions, discoveries
     and other additions                             703      17           816         24           560          9
   Production                                     (1,047)    (55)       (1,031)       (64)       (1,161)       (62)
                                                 -------   -----        ------        ---        ------        ---
   End of year                                     7,480     579         7,618        618         8,642        626
                                                 =======   =====        ======        ===        ======        ===

Proved developed reserves -
   End of year                                     7,480     579         7,617        609         8,640        626
                                                 =======   =====        ======        ===        ======        ===

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Years Ended December 31,
                                                                     ----------------------------------------
                                                                        2002           2001          2000
                                                                     -----------     ----------    ----------
                                                                                  (In thousands)
Future gross revenues.............................................   $    47,887     $   28,465    $   90,473
Future costs -
    Lease operating expenses......................................       (16,142)       (11,008)      (20,444)
    Development costs.............................................          (360)          (468)         (277)
                                                                     -----------     ----------    ----------
Future net cash flows before income taxes.........................        31,385         16,989        69,752
Discount at 10% per annum.........................................       (14,657)        (7,636)      (31,586)
                                                                     -----------     ----------    ----------
Discounted future net cash flows
    before income taxes...........................................        16,728          9,353        38,166
Future income taxes, net of discount at 10%
    per annum.....................................................        (5,687)        (3,180)      (12,976)
                                                                     -----------     ----------    ----------
Standardized measure of
    discounted future net cash flows..............................   $    11,041     $    6,173    $   25,190
                                                                     ===========     ==========    ==========

         The reserve estimates provided at December 31, 2002, 2001 and 2000 are based on year-end market prices of $27.94, $17.55 and $25.08 per barrel for crude oil and $4.20, $2.34 and $8.79 per Mcf for natural gas, respectively. The year-end December 31, 2002 price used in the 2002 reserve estimate is comparable to average actual December 2002 price received for sales of crude oil ($27.00 per barrel) and sales of natural gas ($4.50 per mcf).

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                                             Years Ended December 31,
                                                                     ----------------------------------------
                                                                        2002            2001          2000
                                                                     -----------     ----------    ----------
                                                                                  (In thousands)
Beginning of year.................................................   $     6,173     $   25,190    $    8,587
    Revisions to reserves proved in prior years -
      Net change in prices and production costs...................         9,016        (32,056)       21,930
      Net change due to revisions in quantity estimates...........           353           (772)        3,606
      Accretion of discount.......................................           763          3,158           883
      Production rate changes and other ..........................        (2,375)         3,195        (3,416)
                                                                     ------------    ----------    ----------
         Total revisions..........................................         7,757        (26,475)       23,003
    Purchase of oil and gas reserves, net of future
      production costs............................................             -            263         2,795
    New field discoveries and extensions,
      net of future production costs..............................         2,278          1,369         3,897
    Sales of oil and gas produced, net of
      production costs ...........................................        (2,660)        (3,970)       (4,540)
    Net change in income taxes....................................        (2,507)         9,796        (8,552)
                                                                     ------------    ----------    ----------
    Net change in standardized measure of
      discounted future net cash flows ...........................         4,868        (19,017)       16,603
                                                                     -----------     ----------    ----------
End of year.......................................................   $    11,041     $    6,173    $   25,190
                                                                     ===========     ==========    ==========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations for Oil and Gas Producing Activities (Unaudited) -

         The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows:

                                                                             Years Ended December 31,
                                                                     ----------------------------------------
                                                                        2002            2001          2000
                                                                     -----------     ----------    ----------
                                                                                  (In thousands)
Revenues..........................................................   $     4,750     $    6,111    $    6,059
Costs and expenses -
    Production....................................................         2,090          2,141         1,519
    Exploration...................................................         1,177            821           481
    Depreciation, depletion and amortization......................         2,116          2,456         2,435
                                                                     -----------     ----------    ----------
Operating income (loss) before income taxes.......................          (633)           693         1,624
Income tax (expense) benefit......................................           215           (236)         (552)
                                                                     -----------     ----------    ----------
Operating income (loss)...........................................   $      (418)    $      457    $    1,072
                                                                     ===========     ==========    ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 18, 2002, the Company dismissed its former accountants and appointed Deloitte & Touche LLP to serve as its independent public accountants for the fiscal year 2002. These actions followed the Company's decision to seek proposals from independent accountants to audit the financial statements of the Company, and were approved by the Company's Board of Directors upon the recommendation of its Audit Committee. Prior to the selection of Deloitte & Touche, Arthur Andersen LLP served as the Company's independent accountants.

         During the two fiscal years ended December 31, 2001, and the subsequent interim period through July 18, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports.

         None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two fiscal years ended December 31, 2001 or within the interim period through July 18, 2002.

         The audit reports of Arthur Andersen LLP on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         The Company provided Arthur Andersen LLP with a copy of the foregoing disclosures. The Company was advised by Arthur Andersen LLP that it was unable to provide a letter stating whether it agreed with such statements.

         During the two fiscal years ended December 31, 2001, and the subsequent interim period through July 18, 2002, the Company did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information concerning executive officers of the Company is included in Part I. The information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2003, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2003, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2003, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2003, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") are communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      III-1

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Form 10-K:

                  1. Financial Statements

                        Report of Independent Public Accountants

                        Consolidated Balance Sheet as of December 31, 2002 and
                             2001

                        Consolidated Statement of Operations for the Years Ended
                             December 31, 2002, 2001 and 2000

                        Consolidated Statement of Shareholders' Equity for the
                             Years Ended December 31, 2002, 2001 and 2000

                        Consolidated Statement of Cash Flows for the Years Ended
                             December 31, 2002, 2001 and 2000

                        Notes to Consolidated Financial Statements

                  2. All financial schedules have been omitted
                     because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  3. Exhibits required to be filed

3(a)     -        Certificate of Incorporation of the Company, as amended.
                  (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1987)

3(b)     -        Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the
                  Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No.
                  2-48144)

3(c)     -        Amendment to the Bylaws of the Company to add an Article VII,
                  Section 8. Indemnification of Directors, Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1986)

3(d)*    -        Adams Resources & Energy, Inc. and Subsidiaries' Code of
                  Ethics

4(a)     -        Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company (-File No. 1-7908) for the fiscal year ended December
                  31, 1991)

4(c)*    -        Tenth Amendment to Loan Agreement between Service Transport
                  Company et al and Bank of America, N.A. dated March 17, 2003.

12.1     -        Computation of Ratio of Earnings to Fixed Charges

21*      -        Subsidiaries of the Registrant

------------------------------
*  - Filed herewith

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

                                            ADAMS RESOURCES & ENERGY, INC.
                                                              (Registrant)

By /s/ RICHARD B. ABSHIRE                   By /s/ K. S. ADAMS, JR.
   ---------------------------------           -----------------------------
   (Richard B. Abshire,                        (K. S. Adams, Jr.,
   Vice President-Finance, Director            President,Chairman of the Board,
   Chief Financial Officer)                    and and Chief Executive Officer)

Date: March 21, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/CLAUDE H. LEWIS                       By /s/ E. C. REINAUER, JR.
   ---------------------------------           --------------------------------
   (Claude H. Lewis, Director)                 (E. C. Reinauer, Jr., Director)

By /s/ VINCENT H. BUCKLEY                   By /s/ E. JACK WEBSTER, JR.
   ---------------------------------           --------------------------------
   (Vincent H. Buckley, Director)              (E. Jack Webster, Jr., Director)

By /s/ JUANITA G. SIMMONS                   By /s/ EDWARD WIECK
   ---------------------------------           --------------------------------
   (Juanita G. Simmons, Director)              (Edward Wieck, Director)

By /s/ JOHN A. BARRETT
   ---------------------------------
   (John A. Barrett, Director)

Date: March 21, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Adams Resources & Energy, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 (the "Report"), I,
K. S. Adams, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ K. S. Adams, Jr.
------------------------------------
K. S. Adams, Jr.
Chief Executive Officer
March 21, 2003

In connection with the Annual Report of Adams Resources & Energy, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 (the "Report"), I, Richard B. Abshire, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard B. Abshire
------------------------------------
Richard B. Abshire
Chief Financial Officer
March 21, 2003

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

I, K. S. Adams, Jr. certify that:

1. I have reviewed this annual report on Form 10-K of Adams Resources & Energy, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 as promulgated under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

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

I, Richard B. Abshire, certify that:

1. I have reviewed this annual report on Form 10-K of Adams Resources & Energy, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 as promulgated under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Richard B. Abshire
------------------------------------
Richard B. Abshire
Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                 Description

3(a)     -        Certificate of Incorporation of the Company, as amended.
                  (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b)     -        Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the
                  Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No.
                  2-48144)

3(c)     -        Amendment to the Bylaws of the Company to add an Article
                  VII, Section 8. Indemnification of Directors, Officers,
                  Employees and Agents (Incorporated by reference to Exhibit
                  3(c) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1986)

3(d)*    -        Adams Resources & Energy, Inc. and Subsidiaries' Code of
                  Ethics

4(a)     -        Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(b)     -        Loan Agreement between Adams Resources & Energy, Inc. and
                  NationsBank Texas N.A. dated October 27, 1993 ( Incorporated by reference to Exhibit 4(b) of the Annual Report on Form
                  10-K of the Company for the fiscal year ended December 31,
                  1993)

4(c)*    -        Tenth Amendment to Loan Agreement between Service Transport
                  Company et al and Bank of America, N.A. dated March 17, 2003.

12.1     -        Computation of Ratio of Earnings to Fixed Charges

21*      -        Subsidiaries of the Registrant

------------------------------
*  - Filed herewith