Form 10-Q
period 2003-03-31
ADAMS RESOURCES & ENERGY INC
filed 2003-05-14
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(Mark One)


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2003 or

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

               4400 Post Oak Pkwy Ste 2700, Houston, Texas 77027
               --------------------------------------------------
               (Address of principal executive office & Zip Code)


       Registrant's telephone number, including area code  (713) 881-3600
                                                          ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
as defined in Rule 12b-2 of the Act.  YES      NO  X
                                         -----   -----

         A total of 4,217,896 shares of Common Stock were outstanding at May 12, 2003.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                         2003             2002
                                                                      ----------      ----------
REVENUES:
   Marketing ....................................................     $  462,556      $  369,607
   Transportation ...............................................          9,010           8,169
   Oil and gas ..................................................          1,724             859
                                                                      ----------      ----------
                                                                         473,290         378,635
                                                                      ----------      ----------
COSTS AND EXPENSES:
   Marketing ....................................................        458,138         364,077
   Transportation ...............................................          8,011           7,316
   Oil and gas ..................................................            512             614
   General and administrative ...................................          1,441           2,189
   Depreciation, depletion and amortization .....................          1,292           1,109
                                                                      ----------      ----------
                                                                         469,394         375,305
                                                                      ----------      ----------

Operating earnings ..............................................          3,896           3,330
Other income (expense):
   Interest income ..............................................            155              88
   Interest expense .............................................            (33)            (51)
                                                                      ----------      ----------
Earnings from continuing operations before income taxes
   and cumulative effect of accounting change ...................          4,018           3,367

Income tax provision ............................................          1,525           1,262
                                                                      ----------      ----------

Earnings from continuing operations .............................          2,493           2,105
Loss from discontinued operations, net of tax benefit
   of $1,258,000 and $925,000, respectively .....................         (2,053)         (1,510)
                                                                      ----------      ----------
Earnings before cumulative effect of
   accounting change ............................................            440             595
Cumulative effect of accounting change,
   net of tax of $57,000 ........................................            (92)             --
                                                                      ----------      ----------

Net earnings ....................................................     $      348      $      595
                                                                      ==========      ==========

EARNINGS (LOSS) PER SHARE:
  From continuing operations ....................................     $      .59      $      .50
  From discontinued operations ..................................           (.49)           (.36)
  Cumulative effect of accounting change ........................           (.02)             --
                                                                      ----------      ----------
  Basic and diluted net earnings per common share ...............     $      .08      $      .14
                                                                      ==========      ==========

Dividends per common share ......................................     $       --      $       --
                                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                              March 31,       December 31,
                                                                2003              2002
                                                            ------------      ------------

ASSETS

Current assets:
  Cash and cash equivalents ...........................     $     28,756      $     27,262
  Accounts receivable, net ............................          168,467           120,036
  Inventories .........................................            7,569             5,645
  Risk management receivables .........................            2,571             1,934
  Income tax receivable ...............................              957               382
  Prepayments .........................................            4,949             3,147
  Current assets of discontinued operation ............           19,698            20,994
                                                            ------------      ------------

Total current assets ..................................          232,967           179,400
                                                            ------------      ------------

Property and equipment ................................           77,606            75,419

Less - accumulated depreciation,
       depletion and amortization .....................          (54,168)          (53,115)
                                                            ------------      ------------
                                                                  23,438            22,304
                                                            ------------      ------------

Other assets ..........................................              416               416
                                                            ------------      ------------
                                                            $    256,821      $    202,120
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................     $    191,177      $    137,100
  Risk management payables ............................            2,502             2,004
  Accrued and other liabilities .......................            4,625             3,950
  Current liabilities of discontinued operation .......            3,453             5,030
                                                            ------------      ------------
                Total current liabilities .............          201,757           148,084

Long-term debt, less current maturities ...............           11,475            11,475

Deferred taxes and other ..............................            3,141             2,461
                                                            ------------      ------------
                                                                 216,373           162,020
                                                            ------------      ------------

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding ....................               --                --
  Common stock - $.10 par value, 7,500,000 shares
      authorized, 4,217,596 shares outstanding ........              422               422
  Contributed capital .................................           11,693            11,693
  Retained earnings ...................................           28,333            27,985
                                                            ------------      ------------
                Total shareholders' equity ............     $     40,448      $     40,100
                                                            ------------      ------------
                                                            $    256,821      $    202,120
                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Three Months Ended
                                                                      March 31,
                                                            --------------------------
                                                               2003            2002
                                                            ----------      ----------

CASH PROVIDED BY OPERATIONS:
  Earnings from continuing operations .................     $    2,493      $    2,105
  Adjustments to reconcile net earnings to net
         cash provided by operating activities -
    Depreciation, depletion and amortization ..........          1,292           1,109
    Risk management activities ........................           (139)          1,868
    Gains on property sales ...........................             --             (75)
    Deferred income tax provision .....................             --             325
    Other, net ........................................            (77)             (9)
  Changes in operating assets and liabilities -
    Decrease (increase) in accounts receivable ........        (48,431)          4,028
    Decrease (increase) in inventories ................         (1,924)         (2,485)
    Decrease (increase) in tax receivable .............           (575)             --
    Decrease (increase) in prepayments ................         (1,802)          5,067
    Increase (decrease) in accounts payable ...........         54,077          (3,293)
    Increase (decrease) in accrued liabilities ........            675            (153)
                                                            ----------      ----------

Net cash provided by continuing operations ............          5,589           8,487
Net cash (used) in discontinued operations ............         (2,334)         (2,348)
                                                            ----------      ----------

Net cash provided by operating activities .............          3,255           6,139
                                                            ----------      ----------

INVESTING ACTIVITIES:
  Property and equipment additions ....................         (1,761)         (1,051)
  Proceeds from property sales ........................             --              85
                                                            ----------      ----------

    Net cash used in investing activities .............         (1,761)           (966)
                                                            ----------      ----------

FINANCING ACTIVITIES:
    Borrowings ........................................             --              --
    Repayment of debt .................................             --          (1,100)
                                                            ----------      ----------

    Net cash used in financing activities .............             --          (1,100)
                                                            ----------      ----------

Increase in cash and cash equivalents .................          1,494           4,073

Cash at beginning of period ...........................         27,262          14,177
                                                            ----------      ----------

Cash at end of period .................................     $   28,756      $   18,250
                                                            ==========      ==========

Supplemental disclosure of cash flow information:

    Interest paid during the period ...................     $       13      $       51
                                                            ==========      ==========

    Income taxes paid during the period ...............     $      764      $       --
                                                            ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2003 and December 31, 2002 and its results of operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. In addition, these statements include the Company's share of oil and gas joint interests using pro-rata consolidation and its interest in a 50% owned crude oil marketing joint venture using the equity method of accounting. See Note (5) of Notes to Consolidated Financial Statements.

   Nature of Operations

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500-mile radius of Houston, Texas.


   Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with maturity of 30 days or less. Included in the cash balance at March 31, 2003 and December 31, 2002 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

   Inventories

         Crude oil and petroleum product inventories are carried at the lower of cost or market. Due to declining prices for crude oil during March 2003, the Company recognized a combined $209,000 inventory valuation write-down during the first quarter of 2003. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and are valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Materials and supplies are included in inventory at specific cost, with a valuation allowance provided if needed. Natural gas inventories are carried at average cost. Components of inventory are as follows (in thousands):

                                                        March 31,
                                                          2003
                                                       ----------
              Crude oil ..........................     $    4,634
              Petroleum products .................          2,304
              Materials and supplies .............            631
                                                       ----------
                                                       $    7,569
                                                       ==========

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

   Revenue Recognition

         The Company's natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company's risk management activities is included later in this footnote.

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

   Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for the three-month periods ended March 31, 2003 and 2002. There were no potentially dilutive securities during 2003 and 2002.

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

    Price Risk Management Activities

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138 establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings, unless the derivatives qualify for and the Company elects cash flow hedge accounting, then the effective portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. The Company had no contracts designated for hedge accounting under SFAS 133 during any current reporting periods.

         In October 2002, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") amended and rescinded certain prior consensus related to the Accounting for Contracts Involved in Energy Trading and Risk Management Activities and issued EITF 02-03. This new EITF consensus requires: (i) all mark-to-market gains and losses on trading contracts be shown net in the income statement whether or not settled physically and (ii) precludes mark-to-market accounting for non-SFAS No. 133 derivatives. As required, the Company adopted EITF 02-03 effective October 26, 2002 for any new contracts and effective January 1, 2003 for any existing contracts. Upon adoption, the latest consensus requires restatement to historical cost for any contracts that no longer qualify for mark-to-market treatment. Such restatement is recorded as a cumulative effect of an accounting change and comparative financial statements for prior periods must be reclassified to conform to the new consensus. In the Company's case, however, no contracts required restatement to historical cost.

         Effective January 1, 2003, the Company's natural gas marketing activities are presented and prior periods were retroactively restated to reflect all physical activity associated with the trading of natural gas on a net basis. This change in accounting did not impact net income; however presenting natural gas marketing revenues net of associated costs, significantly reduced revenues reflected in the statement of operations. See Note (9) of Notes to Consolidated Financial Statements for a table summarizing the effect on the period ended March 31, 2002.

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

         The Company's forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management's assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of March 31, 2003 and December 31, 2002 was based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of March 31, 2003 is $69,000, all of which will be received in 2003. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for the period ended March 31, 2003. (IN THOUSANDS):

                                                                          2003
                                                                      ----------
         Net fair value on January 1, ...........................     $      (70)
         Activity during 2003
          - Cash received from settled contracts ................            (61)
          - Net realized (loss) from prior years' contracts .....           (120)
          - Net unrealized gain from prior years' contracts .....            210
          - Net unrealized gain from current year contracts .....            110
                                                                      ----------
          Net fair value on March 31, ...........................     $       69
                                                                      ==========

    New Accounting Pronouncements

         On January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations." The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company completed its assessment of SFAS No. 143 and as of January 1, 2003, the Company estimated the present value of its future Asset Retirement Obligations ("ARO") is approximately $672,000. The cumulative effect of adoption of SFAS No. 143 and the change in accounting principal resulted in a charge to net income during the first quarter of 2003 of approximately $149,000 or $92,000 net of taxes.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The impact that SFAS No. 146 will have on the consolidated financial statements will depend on the circumstances of any specific exit or disposal activity. See Note (3) of Notes to Consolidated Financial Statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. At this time, there is no outstanding stock-based employee compensation. Therefore, the adoption of this statement had no effect on either the financial position, results of operations, cash flows or disclosure requirements of the Company.

Note 3 - Discontinued Operations

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," that addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

         The Company's management has decided to withdraw from its New England region retail natural gas marketing business, which is included in the marketing segment. This business unit had negative gross margins of $3,411,000 and $136,000 as determined under EITF 02-3 and had after tax losses totaling $2,053,000 and $1,510,000 during the three-month periods ended March 31, 2003 and 2002, respectively. Such losses resulted from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. The winter of 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during January, February and March of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of the losses sustained and the desire to reduce working capital requirements, management has decided to exit this region and type of account. Under SFAS No. 144, the assets, liabilities and operating results of the divested operation have been restated and presented separately as discontinued operations in both the Company's consolidated balance sheet and statement of operations for all periods presented.

         A summary of account balances for the New England operation as of March 31, 2003 is presented as follows (IN THOUSANDS):

Accounts receivable ....................     $        14,833
Risk management assets .................               4,275
Inventory ..............................                 364
Prepaid deposit ........................                 226
                                             ---------------
         Total Assets ..................     $        19,698
                                             ===============

Accounts Payable .......................                 195
Accrued liabilities ....................                 158
Risk management liabilities ............               3,100
                                             ---------------
         Total Liabilities .............     $         3,453
                                             ===============

         The New England operation has no fixed assets or capitalized costs associated with intangibles. Therefore, an impairment assessment of long-lived assets is not necessary. Further, all contracts associated with this operation are recorded at fair value pursuant to SFAS No. 133 with such valuation included in the above presentation as risk management assets and liabilities.

         In addition to the weather sensitive "full requirements" contracts, this unit's largest accounts are manufacturing facilities where natural gas usage does not vary widely with the season. For manufacturing type accounts, volume usage is required to meet certain narrow tolerances to reduce exposure to volume risk. Management believes the New England operation is viable with concentration on manufacturing accounts and elimination of full requirements contracts. However, by discontinuing the operation, the Company eliminates the requirement to fund approximately $16 million in net working capital. Management believes such working capital is better utilized by the Company's wholesale crude oil and natural gas businesses.

         An exit plan has been implemented and provides for the following:

                  -        Cessation of any new contracts.

                  - Satisfy existing contracts in accordance with required terms.

                  -        Collect accounts receivable as they become due.

                  - Sell, assign or transfer to a third party all intangible assets such as customer lists, industry specific accounting software and experienced sales and back-office personnel.

         As consideration for the intangible assets, the Company anticipates that an interested third party would hire the Company's personnel and assume associated office operating lease obligations. A number of entities have expressed an interest in such an arrangement and negotiations are in process. Management believes it has a workable exit plan and expects the New England operations to be divested prior to March 31, 2004. Additionally, management believes that no significant severance or shut-down cost will not be incurred as a result of discontinuance of this operation.

         For comparative purpose, marketing segment revenues and costs and expenses have been restated for the three months ended March 31, 2002 to conform to the current year presentation. See Note 9 of Notes to Consolidated Financial Statements for a table summarizing the effect on prior period presentation.

Note 4 - Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):

                                                                           Depreciation,    Property
                                                             Segment         Depletion         and
                                                            Operating           and         Equipment
                                              Revenues       Earnings      Amortization     Additions
                                             ----------     ----------     -------------    ----------

For the three months ended
March 31, 2003
   Marketing ...........................     $  462,556     $    3,977     $         441    $       90
   Transportation ......................          9,010            499               500           529
   Oil and gas .........................          1,724            861               351         1,142
                                             ----------     ----------     -------------    ----------
                                             $  473,290     $    5,337     $       1,292    $    1,761
                                             ==========     ==========     =============    ==========

For the three months ended
March 31, 2002
   Marketing ...........................     $  369,607     $    5,014     $         516     $       20
   Transportation ......................          8,169            475               378             17
   Oil and gas .........................            859             30               215          1,014
                                             ----------     ----------     -------------     ----------
                                             $  378,635     $    5,519     $       1,109     $    1,051
                                             ==========     ==========     =============     ==========

         Identifiable assets by industry segment are as follows (IN THOUSANDS):

                                              March 31,     December 31,
                                                2003            2002
                                             ----------     -----------
Marketing ..............................     $  177,682     $  124,336
Transportation .........................         15,618         15,931
Oil and gas ............................         12,896         11,504
Discontinued operations ................         19,698         20,994
Other ..................................         30,927         29,355
                                             ----------     ----------
                                             $  256,821     $  202,120
                                             ==========     ==========

         Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States.

         Segment operating earnings include revenues net of operating costs and depreciation, depletion and amortization. Segment earnings are reconciled to earnings from continuing operations before income taxes and cumulative effect of accounting change, as follows (IN THOUSANDS):

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                         2003             2002
                                                       ----------      ----------
Segment operating earnings .......................     $    5,337      $    5,519
General and administrative expenses ..............         (1,441)         (2,189)
                                                       ----------      ----------
     Operating earnings ..........................          3,896           3,330
Interest income ..................................            155              88
Interest expense .................................            (33)            (51)
                                                       ----------      ----------
Earnings from continuing operations before
     income taxes, and cumulative effect
     of accounting change ........................     $    4,018      $    3,367
                                                       ==========      ==========

Note 5 - Marketing Joint Venture

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

         Effective November 1, 2001, the joint venture participants agreed to dissolve the venture pursuant to the terms of a joint venture dissolution agreement. As part of the consideration for terminating the joint venture, the Company was to receive a monthly per barrel fee to be paid by the former joint venture co-participant for a period of sixty months on certain barrels purchased by the participant in the offshore Gulf of Mexico region. Included in first quarter 2002 marketing segment revenues is $1,316,000 of pre-tax earnings derived from this fee. While the co-venture participant willingly paid this fee through January 31, 2002 activity, effective with February 2002 business, the participant notified the Company of its intent to withhold the fee until they audited the previous joint venture activity. Subsequently, due primarily to credit constraints, the co-participant substantially curtailed and ultimately ceased its purchase of crude oil in the affected region.

         The co-venture participant initially conducted an audit of the joint venture in June 2002 and management was lead to believe the audit produced no adverse findings. However, in April 2003, the Company received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity. Management believes the claims made are not consistent with the terms of the joint venture agreement. Further, management does not believe a re-audit or arbitration of this matter will have a significant adverse effect on the Company's financial position or results of operations.

Note 6 - Transactions with Related Parties

         Mr. K. S. Adams, Jr., Chairman and President of the Company, is a limited partner in certain family limited partnerships known as Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"). From time to time, these partnerships as well as Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., a major stockholder of the Company, and Mr. Adams individually participate as working interest owners in certain oil and gas wells operated by the Company. In addition, these entities may participate in non-Company operated wells where the Company also holds an interest. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company's Board of Directors. As of March 31, 2003, the Company owed a total of $308,000 to these related parties. The amount due was comprised of $410,000 of oil and gas revenues to be disbursed to such working interest owners, net of $102,000 of current joint interest billings due from such joint interest owners. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society ("COPAS") Bulletin 5. Such overhead recoveries totaled $37,000 during the first quarter of 2003.

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

         In April 2002, a lawsuit was filed against the Company's wholly owned subsidiary Gulfmark Energy, Inc. by plaintiffs Kirby Energy LLP and Kirby Black ("Kirby"). Kirby was a commission crude oil purchase representative for the Company and as such had arranged certain crude oil purchase transactions for the benefit of the Company that earned Kirby a percentage net profits commission. Kirby believed the commissions paid to him were less than the amounts provided for in his contract and sued for an accounting and actual and punitive damages. All claims and items associated with this matter were resolved and settled pursuant to the terms of a Settlement and Confidentiality Agreement dated April 1, 2003. All costs associated with the settlement have been accrued and recorded in the accompanying financial statements dated as of March 31, 2003.

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

Note 8 - Guarantees

         Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of March 31, 2003 are as follows: (IN THOUSANDS)

                                                       2003         2004        2005        2006        Total
                                                     ---------    ---------   ---------   ---------   ---------
         Lease residual values.....................  $     698    $    551    $    763    $    150    $   2,162

         Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that in the future would require liability recognition under the provisions of Interpretation No. 45.

         Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, none of such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of March 31, 2003, the amount of parental guaranteed obligations are approximately as follows: (IN THOUSANDS)

                                           2003           2004           2005           2006        Thereafter        Total
                                        ----------     ----------     ----------     ----------     ----------     ----------
Bank Debt .........................     $       --     $    1,434     $    5,738     $    4,303     $       --     $   11,475
Operating leases ..................          2,967          2,674          1,133            420            456          7,650
Lease residual values .............            698            551            763            150             --          2,162
Commodity purchases ...............         28,037             --             --             --             --         28,037
Letters of credit .................         32,000             --             --             --             --         32,000
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        $   63,702     $    4,659     $    7,634     $    4,873     $      456     $   81,324
                                        ==========     ==========     ==========     ==========     ==========     ==========

Note 9 - Restatement of Revenues and Costs and Expenses

         As discussed in Notes (2) and (3) of Notes to Consolidated Financial Statements, the presentation of marketing segment Revenues and Costs and Expenses was changed for 2002 reporting. Such change relates to the presentation on a net basis of natural gas purchase and sales subject to mark-to-market accounting and the reclassification of discontinued operations for segregated disclosure. The table below summarizes the effect on 2002 for these changes: (IN THOUSANDS)

                                                           Three Months Ended
                                                              March 31, 2002
                                                      ------------------------------
                                                        Currently        Previously
                                                        Reported          Reported
                                                      ------------      ------------

Revenues:
  Marketing .....................................     $    369,607      $    520,023
Costs and Expenses:
  Marketing .....................................     $    364,077      $    516,713
Operating earnings ..............................     $      3,330      $        895
Earnings before income tax ......................     $      3,367      $        932
Earnings from discontinued operations ...........     $     (1,510)     $         --
Net earnings ....................................     $        595      $        595

         As discussed in Note (3) of Notes to Consolidated Financial Statements, the presentation of certain balance sheet items was changed for 2002 reporting of assets and liabilities from discontinued operations. The table below summarizes the effect on 2002 for these changes: (IN THOUSANDS)

                                                            December 31, 2002
                                                     -----------------------------
                                                      Currently        Previously
                                                       Reported         Reported
                                                     ------------     ------------
Accounts receivable ............................     $    120,036     $    133,250
Inventories ....................................     $      5,645     $      6,591
Risk management receivables ....................     $      1,934     $      8,220
Prepayments ....................................     $      3,147     $      3,349
Discontinued operations assets .................     $     20,994     $         --
Risk management assets .........................     $         --     $        346
Accounts payable ...............................     $    137,100     $    137,244
Accrued liabilities ............................     $      3,950     $      4,066
Risk management payable ........................     $      2,004     $      6,452
Discontinued operations liabilities ............     $      5,030     $         --
Risk management liabilities ....................     $         --     $        322

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         -        Marketing

         Marketing division revenues, operating earnings and depreciation are presented as follows (IN THOUSANDS):

                                       Three Months Ended
                                            March 31,
                                  -------------------------
                                     2003           2002
                                  ----------     ----------
Revenues ....................     $  462,556     $  369,607
Operating earnings ..........     $    3,977     $    5,014
Depreciation ................     $      441     $      516

         Supplemental volume and price information is as follows:

                                                Three Months Ended
                                                     March 31,
                                          -------------------------------
                                              2003               2002
                                          -------------     -------------
     Wellhead Purchases - Per day (1)
        Crude oil - barrels .........            91,000           113,300
        Natural gas - mmbtu's .......           308,000           643,000
     Average Purchase Price
        Crude oil - per barrel ......     $       32.59     $       19.76
        Natural gas - per mmbtu .....     $        6.31     $        2.42

----------

(1)      Reflects the volume purchased from third parties at the wellhead level.

         Commodity purchases and sales associated with the Company's natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements. In contrast, substantially all purchases and sales of crude oil qualify and have been designated as normal purchases and sales. Therefore, crude oil purchases and sales are recorded on a gross revenue basis in the accompanying financial statements. As a result, variations in gross revenues are primarily a function of crude oil volumes and prices while operating earnings fluctuate with both crude oil and natural gas margins and volumes.

         Gross revenues for the marketing operation increased by $93 million or 25 percent as a result of increased average prices for crude oil during the first quarter of 2003 partially offset by reduced volumes. Elevated crude oil prices were a direct result of the impending war situation in Iraq. While higher average crude oil prices increased gross revenues for the comparative current quarter, the changing direction of crude oil prices caused operating earnings to decline. During the first quarter of 2002, domestic crude oil prices rose from the $19 per barrel range at year-end 2001 to the $24 per barrel range during March 2002. This situation enabled the Company to liquidate lower priced inventory into a relatively high value market and boost operating margins by $1.1 million. During the first quarter of 2003, however, domestic crude oil prices actually declined from the $29.50 per barrel range at the beginning of the quarter to the $28.25 per barrel range at the end of the quarter. This necessitated a $209,000 lower of cost or market write-down in crude oil inventory carrying values at quarter end. As of March 31, 2003, the Company held 174,000 barrels of crude oil inventory valued at approximately $28.22 per barrel.

         Marketing operating earnings during the first quarter of 2003 were affected by improved wholesale margins for both natural gas and refined petroleum products. Natural gas wholesale margins improved by $726,000 for the comparative first quarter of 2003 as reduced competition in the industry enabled the Company to extract improved per unit margins. In addition, the Company's motor fuel and lube oil unit improved operating margins by $308,000 by avoiding certain loss transactions that occurred in the first quarter of 2002. These comparative earnings improvements however, were offset by the cessation of $1,316,000 of fee income earned during the first quarter of 2002. Previously, the Company earned a fee on crude oil purchases by a third party in the offshore Gulf of Mexico pursuant to the dissolution of a marketing joint venture. See Note (5) of the Notes to Unaudited Consolidated Financial Statements.

         -        Transportation

         Transportation revenues, operating earnings and depreciation are as follows (IN THOUSANDS):

                                     Three Months Ended            Increase
                                          March 31,               (Decrease)
                                 --------------------------       ----------
                                    2003           2002
                                 ----------     ----------
Revenues ...................     $    9,010     $    8,169             10%
Operating earnings .........     $      499     $      475             --%
Depreciation ...............     $      500     $      378             32%

         Demand for the Company's transportation services improved in the first quarter of 2003, most notably in March. Improved revenue, however, did not yield improved earnings because higher diesel fuel prices increased operating expense. Fuel costs increased by $388,000 or 46 percent for the comparative first quarter, consistent with higher average crude oil prices.

         The demand improvement experienced in March 2003 continued into April 2003 and as a transporter of petrochemicals, the Company's volume of activity tends to be a leading indicator for the general United States economy. Management is hopeful of the domestic economy rebounding and with continuation of the strong demand picture.

         -        Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (IN THOUSANDS):

                                                          Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                         2003            2002
                                                       ----------     ----------
              Revenues ...........................     $    1,724     $      859
              Operating earnings .................     $      861     $       30
              Depreciation and depletion .........     $      351     $      215

         Comparative volume and price information is a follows:

                                                 Three Months Ended
                                                        March 31,
                                            -------------------------------
                                                2003               2002
                                            -------------     -------------

   Crude oil
     Volume - barrels .................            11,000            16,500
     Average price per barrel .........     $       33.61     $       19.33
   Natural gas
     Volume - mmbtu's .................           295,000           221,000
     Average price per mmbtu ..........     $        4.58     $        2.42

         Improved oil and gas division revenues and operating earnings resulted from improved natural gas volumes and improved prices for both crude oil and natural gas, as shown. Recent results from the Company's exploration efforts have served to boost natural gas production volumes. During the first quarter of 2003, the Company participated in the drilling of seven wells. Five of the wells were completed and two were drilling at the end of the quarter. Four of the completions are in Fort Bend County, Texas where the Company successfully completed five wells last year. Three additional Fort Bend County wells will be drilled by the end of the second quarter with five other shallow wells planned by year-end.

         The Company's Austin Chalk program continued in the first quarter with the successful completion of one well and the spud of a second well. The program will accelerate during the remainder of 2003 with four wells slated for drilling and five additional wells under consideration.

         Exploration is underway in Calcasieu Parish, Louisiana with fieldwork beginning on a 95 square mile 3-D survey. This project is in a prolific area and is expected to yield numerous drilling prospects. Completion of seismic shooting is scheduled late in the second quarter with completed processing of data expected by year-end. Fieldwork on a second large 3-D survey in Alabama will begin in the second quarter. This survey is expected to confirm prospect leads identified with 2-D seismic data.

         -        General and administrative

         General and administrative expenses decreased $748,000 or 34 percent in the comparative first quarter of 2003. This savings resulted primarily because $536,000 was incurred in the first quarter of 2002 for a due diligence review of the Company's operations following the collapse of Enron Corp., a trading counterparty of the Company. While the review produced no adverse findings, continuous improvement in practices and procedures remains an important goal of the Company.

         -        Discontinued operations

         The Company's management has decided to withdraw from its New England region retail natural gas marketing business, which is included in the marketing segment. This business unit caused after tax losses totaling $2,053,000 during the three-month period ended March 31, 2003. Such losses resulted from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. The winter of 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during January, February and March of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of the losses sustained and the desire to reduce working capital requirements, management has decided to exit this region and type of account.

         Presently, the Company has ceased entering into New England region contracts. Existing contract requirements are being met in accordance with their original terms. Expiring contracts are not being renewed and substantially all contracts expire prior to December 31, 2003. With the end of the winter heating season and the reduction in volume requirements, the Company does not anticipate further significant losses from this operation. See Note (3) of Notes to Consolidated Financial Statements.

         -        Outlook

         With the winter of 2003 completed, further significant losses from the Company's discontinued New England retail natural gas business are not expected. As the New England assets are converted to cash, the Company believes profitable uses of such working capital exist within other business units. Excluding the New England unit, marketing operations are performing well in a less competitive environment following a marketplace exit by Enron and similar such former competitors. The transportation division recently experienced rebounding demand and coupled with expected lower fuel costs, improved results are anticipated. One significant remaining concern is continued cost escalation for all forms of insurance. Notably, the Company's major policies are up for renewal on June 1, 2003. The Company's recent oil and gas exploration operations have been successful, completing eleven of the last twelve wells. This has led to increased production volumes and natural gas prices remain strong in $5 per mmbtu range. The favorable trend for all three divisions appears to be holding, boding well for full year results.

Liquidity and Capital Resources

         During the first three months of 2003, net cash provided by operating activities totaled $3,255,000. The Company invested $1,761,000 in capital expenditures including $90,000 in marketing equipment, $529,000 in transportation operations and $1,142,000 in oil and gas drilling activities. The remaining $1.5 million of cash flow from operating activities was used to boost cash reserves and generally improve liquidity.

         For the remainder of 2003, the Company anticipates spending approximately $3.5 million on oil and gas exploration projects and approximately $700,000 on tractor and trailer equipment additions as present lease financing arrangements mature.

Banking Relationships

         The Company's primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of March 31, 2003 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $4,000,000 as of March 31, 2003. The line of credit loans are scheduled to expire on October 29, 2004, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments. As of March 31, 2003, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of March 31, 2003, the Company had $2.8 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of March 31, 2003. Letters of credit outstanding under this facility totaled approximately $28.5 million as of March 31, 2003. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

         The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. No working capital advances were outstanding under this facility as of March 31, 2003. Letters of credit outstanding under this facility totaled approximately $3.5 million as of March 31, 2003. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

         Refer also to the "Liquidity and Capital Resources" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for additional discussion of the Company's banking relationships and other matters.

Critical Accounting Policies and Use of Estimates

         -        Fair Value Accounting

         As an integral part of its marketing operation, the Company enters into certain forward commodity contracts that are required to be recorded at fair value in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related accounting pronouncements. Management believes this required accounting, known as mark-to-market accounting, creates variations in reported earnings and the reported earnings trend. Under mark-to-market accounting, significant levels of earnings are recognized in the period of contract initiation rather than the period when the service is provided and title passes from supplier to customer. As it affects the Company's operation, management believes mark-to-market accounting impacts reported earnings and the presentation of financial condition in three important ways.

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

         The Company attempts to mitigate the noted risks by only entering into contracts where current market quotes in actively traded, liquid markets are available to determine the fair value of contracts. In addition, substantially all of the Company's forward contracts are less than 18 months in duration. However, the reader is cautioned to develop a full understanding of how fair value or mark-to-market accounting creates differing reported results relative to those otherwise presented under conventional accrual accounting.

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

         Due to (a) the volume of transactions, (b) the complexity of transactions and (c) the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balances due and paying only bonafide properly supported claims. In addition, the Company maintains and monitors its bad debt allowance. A degree of risk remains, however, simply due to the custom and practices of the industry.

         -        Oil and Gas Reserve Estimate

         The value of capitalized costs of oil and gas exploration and production related assets are dependent on underlying oil and gas reserve estimates. Reserve estimates are based on many judgmental factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, changed prices, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information becomes available. Estimated future oil and gas revenue calculations are also based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing. The Company's estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

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

         -        Interest Rate Risk

         Total long-term debt at March 31, 2003 included $11,475,000 of floating rate debt. As a result, the Company's annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of March 31, 2003. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the three month period ended March 31, 2003.

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

         Certain forward contracts are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of March 31, 2003 and December 31, 2002 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $69,000, all of which will be received in 2003. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors that impacted the change in the net value of the Company's risk management assets and liabilities for the three months ended March 31, 2003 (iN THOUSANDS)

                                                                              2003
                                                                           ----------
Net fair value on January 1, .........................................     $      (70)
Activity during 2003
     - Cash received from settled contracts ..........................            (61)
     - Net realized loss from prior years' contracts .................           (120)
     - Net unrealized gain from prior years' contracts ...............            210
     - Net unrealized gain from current year contracts ...............            110
                                                                           ----------
Net fair value on March 31, ..........................................     $       69
                                                                           ==========

         Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2003 through March 31, 2003, natural gas price realizations ranged from a monthly low of $4.16 to a monthly high of $25.00 per mmbtu. Oil prices ranged from a low of $24.58 per barrel to a high of $36.14 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $460,000 for the three month period ended March 31, 2003.

Forward-Looking Statements--Safe Harbor Provisions

         This report for the period ended March 31, 2003 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management's Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

         A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins,
(c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, and (i) the availability of capital, among others (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities (p) commodity price volatility and (q) successful completion of drilling activity.

Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") are communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing of this report (the "Evaluation Date") an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities Exchange Act of
1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in our internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. - See Notes (5) and (7) of Notes to the Consolidated Financial
Statements

Item 2. - None

Item 3. - None

Item 4. - None


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  99.1     Certificate of Chief Executive Officer

                  99.2     Certificate of Chief Financial Officer

         b.       Reports on Form 8-K

                  A report on Form 8-K dated March 28, 2003 was filed on March 31, 2003 to announce earnings for the fourth quarter and year ended December 31, 2002.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ADAMS RESOURCES & ENERGY, INC.
                                  (Registrant)



Date:  May 13, 2003               By  /s/ K. S. Adams, Jr.
                                      ------------------------------------------
                                      K. S. Adams, Jr.
                                      Chief Executive Officer


                                  By  /s/ Richard B. Abshire
                                     -------------------------------------------
                                      Richard B. Abshire
                                      Chief Financial Officer

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


Date:  May 13, 2003



/s/ K. S. Adams, Jr.
-----------------------------------------
K. S. Adams, Jr.
Chief Executive Officer

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


Date: May 13, 2003



/s/ Richard B. Abshire
----------------------------------
Richard B. Abshire
Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number   Description
-------  -----------
99.1     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002