Form 10-Q
period 2003-06-30
ADAMS RESOURCES & ENERGY INC
filed 2003-08-13
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from _______________ to

                          Commission File Number 1-7908

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2 of the Act. YES [ ]   NO [X]

     A total of 4,217,596 shares of Common Stock were outstanding at August 4, 2003.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Six Months Ended             Three Months Ended
                                                                   June 30,                       June 30,
                                                          ---------------------------   ----------------------------
                                                              2003           2002           2003            2002
                                                          -------------  ------------   -------------  -------------
REVENUES:
   Marketing...........................................   $     877,503  $    851,839   $     414,947  $     482,232
   Transportation......................................          18,425        17,882           9,415          9,713
   Oil and gas.........................................           4,329         1,903           2,605          1,044
                                                          -------------  ------------   -------------  -------------
                                                                900,257       871,624         426,967        492,989
                                                          -------------  ------------   -------------  -------------

COSTS AND EXPENSES:
   Marketing...........................................         869,524       843,804         411,386        479,802
   Transportation......................................          16,267        15,845           8,256          8,529
   Oil and gas.........................................           1,596         1,274           1,084            660
   General and administrative..........................           3,007         4,154           1,566          1,965
   Depreciation, depletion and amortization............           2,634         2,292           1,342          1,183
                                                          -------------  ------------   -------------  -------------
                                                                893,028       867,369         423,634        492,139
                                                          -------------  ------------   -------------  -------------

Operating earnings.....................................           7,229         4,255           3,333            850
Other income (expense):
   Interest income ....................................             270            46             115             33
   Interest expense....................................             (62)          (57)            (29)            (6)
                                                          -------------  ------------   -------------  -------------
Earnings from continuing operations before
   income taxes and cumulative effect of
   accounting change...................................           7,437         4,244           3,419            877

Income tax provision...................................           2,859         1,583           1,334            321
                                                          -------------  ------------   -------------  -------------

Earnings from continuing operations....................           4,578         2,661           2,085            556
Loss from discontinued operation, net of tax
   benefit of $1,682, $926, $424 and
    $1, respectively...................................          (2,708)       (1,511)           (655)            (1)
                                                          -------------  -----------    -------------  -------------
Earnings before cumulative effect of
   accounting change...................................           1,870         1,150           1,430            555
Cumulative effect of accounting change,
   net of tax of $57...................................             (92)            -               -              -
                                                          -------------  ------------   -------------  -------------

Net earnings...........................................   $       1,778  $      1,150   $       1,430  $         555
                                                          =============  ============   =============  =============

EARNINGS (LOSS) PER SHARE:
   From continuing operations..........................   $        1.08  $        .63   $         .49  $         .13
   From discontinued operation.........................            (.64)         (.36)           (.15)             -
   Cumulative effect of accounting change..............            (.02)            -               -              -
                                                          -------------  ------------   -------------  -------------
   Basic and diluted net earnings
     per common share..................................   $         .42  $        .27   $         .34  $         .13
                                                          =============  ============   =============  =============

DIVIDENDS PER COMMON SHARE.............................   $           -  $          -   $           -  $           -
                                                          =============  ============   =============  =============

                 The accompanying notes are an integral part of
                          these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                           June 30,              December 31,
                                                                             2003                    2002
                                                                         ------------          ---------------
ASSETS
Current assets:
  Cash and cash equivalents...................................           $     33,890          $        27,262
  Accounts receivable, net....................................                131,943                  120,036
  Inventories.................................................                  7,018                    5,645
  Risk management receivables.................................                  4,621                    1,934
  Income tax receivable.......................................                    192                      382
  Prepayments.................................................                  7,282                    3,147
  Current assets of discontinued operation....................                  9,786                   20,994
                                                                         ------------          ---------------

                Total current assets..........................                194,732                  179,400
                                                                         ------------          ---------------

Property and equipment........................................                 79,145                   75,419

Less -   accumulated depreciation,
         depletion and amortization...........................                (55,329)                 (53,115)
                                                                         -------------         ---------------
                                                                               23,816                   22,304
                                                                         ------------          ---------------

Other assets..................................................                    416                      416
                                                                         ------------          ---------------
                                                                         $    218,964          $       202,120
                                                                         ============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $    151,834          $       137,100
  Risk management payables....................................                  3,762                    2,004
  Accrued and other liabilities...............................                  4,135                    3,950
  Current liabilities of discontinued operation...............                  2,736                    5,030
                                                                         ------------          ---------------
                Total current liabilities.....................                162,467                  148,084

Long-term debt................................................                 11,475                   11,475

Deferred taxes and other......................................                  3,144                    2,461
                                                                         ------------          ---------------
                                                                              177,086                  162,020
                                                                         ------------          ---------------

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding............................                      -                        -
  Common stock - $.10 par value, 7,500,000 shares
      authorized, 4,217,596 shares outstanding................                    422                      422
  Contributed capital.........................................                 11,693                   11,693
  Retained earnings ..........................................                 29,763                   27,985
                                                                         ------------          ---------------
                Total shareholders' equity ...................                 41,878                   40,100
                                                                         ------------          ---------------
                                                                         $    218,964          $       202,120
                                                                         ============          ===============

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Six Months Ended
                                                                     June 30,
                                                             ----------------------
                                                               2003          2002
                                                             --------      --------
CASH PROVIDED BY OPERATIONS:
  Earnings from continuing operations ..................     $  4,578      $  2,661
  Adjustments to reconcile net earnings to net
         cash provided by operating activities -
    Depreciation, depletion and amortization ...........        2,634         2,292
    Risk management activities .........................         (929)        2,083
    Gains on property sales ............................          (98)         (269)
    Write-off of dry hole costs ........................            -           245
    Other, net .........................................          469             6
  Changes in operating assets and liabilities -
    Decrease (increase) in accounts receivable, net ....      (11,907)      (17,627)
    Decrease (increase) in inventories .................       (1,373)        1,858
    Decrease (increase) in income tax receivable .......          190           552
    Decrease (increase) in prepayments .................       (4,135)        4,702
    Increase (decrease) in accounts payable ............       14,734           667
    Increase (decrease) in accrued and other liabilities          185          (716)
                                                             --------      --------

Net cash provided by (used in) continuing operations ...        4,348        (3,546)
Net cash provided by discontinued operation ............        6,206         6,977
                                                             --------      --------

Net cash provided by operating activities ..............       10,554         3,431
                                                             --------      --------

INVESTING ACTIVITIES:
  Property and equipment additions .....................       (4,044)       (1,499)
  Proceeds from property sales .........................          118           280
                                                             --------      --------
    Net cash used in investing activities ..............       (3,926)       (1,219)
                                                             --------      --------

FINANCING ACTIVITIES:
    Repayment of debt ..................................            -        (1,000)
                                                             --------      --------

    Net cash used in financing activities ..............            -        (1,000)
                                                             --------      --------

Increase in cash and cash equivalents ..................        6,628         1,212

Cash at beginning of period ............................       27,262        14,177
                                                             --------      --------

Cash at end of period ..................................     $ 33,890      $ 15,389
                                                             ========      ========

Supplemental disclosure of cash flow information:

    Interest paid during the period ....................     $     26      $     88
                                                             ========      ========

    Income taxes paid during the period ................     $    811      $     61
                                                             ========      ========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2003 and December 31, 2002 and its results of operations for the six months and three months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. In addition, these statements include the Company's share of oil and gas joint interests using pro-rata consolidation and its interest in a 50% owned crude oil marketing joint venture using the equity method of accounting. See Note (5) of Notes to Unaudited Consolidated Financial Statements.

Nature of Operations

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500-mile radius of Houston, Texas.

Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with maturity of 30 days or less. Included in the cash balance at June 30, 2003 and December 31, 2002 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

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

                          June 30,  December 31,
                            2003        2002
                          --------  ------------
Crude oil ............     $3,870      $3,062
Petroleum products ...      2,525       1,919
Materials and supplies        623         664
                           ------      ------
                           $7,018      $5,645
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

Revenue Recognition

         The Company's natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil contracts. A detailed discussion of the Company's risk management activities is included later in this footnote.

         Customers of the Company's petroleum products marketing subsidiary are invoiced and revenue is recognized in the period when the customer physically takes possession and title to the product upon delivery at their facility. Transportation customers are invoiced, and the related revenue is recognized, as the service is provided. Oil and gas revenue from the Company's interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for the six month and the three month periods ended June 30, 2003 and 2002. There were no potentially dilutive securities during 2003 and 2002.

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

Price Risk Management Activities

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138 establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting. In the latter case, the effected portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. The Company had no contracts designated for hedge accounting under SFAS No. 133 during any current reporting periods.

         In October 2002, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") amended and rescinded certain prior consensus related to the Accounting for Contracts Involved in Energy Trading and Risk Management Activities and issued EITF 02-03. This new EITF consensus requires: (i) all mark-to-market gains and losses on trading contracts be shown net in the income statement whether or not settled physically and (ii) precludes mark-to-market accounting for non-SFAS No. 133 derivatives. As required, the Company adopted EITF 02-03 effective October 26, 2002 for any new contracts and effective January 1, 2003 for any existing contracts. Upon adoption, the latest consensus requires restatement to historical cost for any contracts that no longer qualify for mark-to-market treatment. Such restatement, if necessary, is recorded as a cumulative effect of an accounting change and comparative financial statements for prior periods must be reclassified to conform to the new consensus. In the Company's case, however, no contracts required restatement to historical cost.

         Effective January 1, 2003, the Company's natural gas marketing activities are presented and prior periods were retroactively restated to reflect all physical activity associated with the trading of natural gas on a net basis. This change in accounting did not impact net income; however presenting natural gas marketing revenues net of associated costs significantly reduced revenues reflected in the statement of operations. See Note (9) of Notes to Unaudited Consolidated Financial Statements for a table summarizing the effect on the period ended June 30, 2002.

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

         The Company's forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management's assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of June 30, 2003 is $859,000, all of which will be received in 2003. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for the period ended June 30, 2003. (IN THOUSANDS):

                                                                                         2003
                                                                                     -----------
Net fair value on January 1,...............................................          $       (70)
Activity during 2003
  -  Net cash paid on settled contracts ....................................                 316
  -  Net realized (loss) from prior years' contracts ......................                 (163)
  -  Net unrealized gain from prior years' contracts ......................                  322
  -  Net unrealized gain from current year contracts ......................                  454
                                                                                     -----------
  Net fair value on June 30,...............................................          $       859
                                                                                     ===========

New Accounting Pronouncements

         On January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations". The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company completed its assessment of SFAS No. 143 and as of January 1, 2003, the Company estimated the present value of its future Asset Retirement Obligations is approximately $672,000. The cumulative effect of adoption of SFAS No. 143 and the change in accounting principle resulted in a charge to net income during the first quarter of 2003 of approximately $149,000 or $92,000 net of taxes.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The impact that SFAS No. 146 will have on the consolidated financial statements will depend on the circumstances of any specific exit or disposal activity. See Note (3) of Notes to Unaudited Consolidated Financial Statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. At this time, there is no outstanding stock-based employee compensation. Therefore, the adoption of this statement had no effect on either the financial position, results of operations, cash flows or disclosure requirements of the Company.

         On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt SFAS No. 149 on a prospective basis at its effective date of July 1, 2003. Under Statement 133 and related amendments and interpretations, volumes with physical delivery that were net scheduled for delivery purposes and where gross payments were made and credit risk was assumed were designated for the normal purchase and sale exemption and were exempt from derivative accounting treatment. SFAS No. 149 eliminates this exemption if net scheduling occurs. Therefore, certain of the Company's contracts representing a small volume will be required to be treated as derivatives in the future and marked to market each period.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain freestanding instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Company is required to adopt SFAS No. 150 effective July 1, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company's net property, plant and equipment would be reduced by approximately $9.9 million and $8.3 million and intangible assets would have increased by a like amount at June 30, 2003 and December 31, 2002, respectively, representing unamortized cost incurred since inception. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flows or results of operations.

Note 3 - Discontinued Operations

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

         The Company's management has decided to withdraw from its New England region retail natural gas marketing business, which is included in the marketing segment. This business unit had negative operating margins of $4,390,000 and $2,437,000 and had after tax losses totaling $2,708,000 and $1,511,000 during the six month periods ended June 30, 2003 and 2002, respectively. For the three month periods ended June 30, 2003 and 2002, this unit had negative operating margins of $1,079,000 and $2,000, respectively. Such losses resulted primarily from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. The winter of 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during the first quarter of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. In June 2003, two customers of this unit filed for Chapter 11 bankruptcy. As a result, the Company incurred a $475,000 bad debt charge to discontinued operation earnings during the second quarter of 2003.

         Under SFAS No. 144, the assets, liabilities and operating results of the divested operation have been restated and presented separately as discontinued operations in both the Company's consolidated balance sheet and statement of operations for all periods presented. A summary of account balances for the New England operation is presented as follows (IN THOUSANDS):

                                            June 30,      December 31,
                                              2003           2002
                                            --------      ------------
Accounts receivable, net ..........         $ 6,656         $13,214
Risk management assets ............           2,783           6,632
Inventory .........................             120             946
Prepaid deposit ...................             227             202
                                            -------         -------

         Total Assets .............         $ 9,786         $20,994
                                            =======         =======

Accounts payable ..................         $    93         $   144
Accrued liabilities ...............              29             115
Risk management liabilities .......           2,614           4,771
                                            -------         -------

         Total Liabilities ........         $ 2,736         $ 5,030
                                            =======         =======

         The New England operation has no fixed assets or capitalized costs associated with intangibles; therefore, an impairment assessment of long-lived assets is not necessary. Further, all contracts associated with this operation are recorded at fair value pursuant to SFAS No. 133, as amended, with such valuation included in the above presentation as risk management assets and liabilities.

         In addition to the weather sensitive "full requirements" contracts, this unit's largest accounts are manufacturing facilities where natural gas usage does not vary widely with the season. For manufacturing type accounts, volume usage is required to meet certain narrow tolerances to reduce exposure to volume risk. Management believes the New England operation is viable with concentration on manufacturing accounts and elimination of full requirements contracts. However, by discontinuing the operation, the Company eliminates the requirement to fund substantial amounts of net working capital. Management believes such working capital is better utilized by the Company's wholesale crude oil and natural gas businesses.

         An exit plan has been implemented and provides for the following:

                  -        Cessation of any new contracts.

                  - Satisfaction of existing contracts in accordance with required terms.

                  -        Collection of accounts receivable as they become due.

                  - Sale, assignment or transfer to a third party all intangible assets such as customer lists, industry specific accounting software and experienced sales and back-office personnel.

         As consideration for the intangible assets, the Company anticipates that an interested third party would hire the Company's personnel and assume associated office operating lease obligations. Management believes it has a workable exit plan and expects the New England operation to be divested prior to March 31, 2004. Additionally, management believes that no significant severance or shut-down cost will be incurred as a result of discontinuance of this operation. The final stages of negotiation for implementing this plan are in process with one such third party and management anticipates a final signed agreement will be completed during the third quarter of 2003.

         For comparative purposes, marketing segment revenues and costs and expenses have been restated for the six months ended June 30, 2002 to conform to the current year presentation. See Note (9) of Notes to Unaudited Consolidated Financial Statements for a table summarizing the effect on prior period presentation.

Note 4 - Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):

                                                                              Depreci-
                                                                                ation,
                                                                              Depletion        Property
                                                              Segment           and               and
                                                             Operating         Amorti-         Equipment
                                           Revenues           Earnings          zation         Additions
                                        -------------      -------------     -----------      -----------
For the six months ended
June 30, 2003
   Marketing........................    $     877,503      $       7,261     $       718      $       724
   Transportation...................           18,425              1,130           1,028              595
   Oil and gas......................            4,329              1,845             888            2,725
                                        -------------      -------------     -----------      -----------
                                        $     900,257      $      10,236     $     2,634      $     4,044
                                        =============      =============     ===========      ===========

For the six months ended
June 30, 2002
   Marketing........................    $     851,839      $       7,093     $       942      $        23
   Transportation...................           17,882              1,287             750              462
   Oil and gas......................            1,903                 29             600            1,014
                                        -------------      -------------     -----------      -----------
                                        $     871,624      $       8,409     $     2,292      $     1,499
                                        =============      =============     ===========      ===========

For the three months ended
June 30, 2003
   Marketing........................    $     414,947      $       3,284     $       277      $       634
   Transportation...................            9,415                631             528               66
   Oil and gas......................            2,605                984             537            1,583
                                        -------------      -------------     -----------      -----------
                                        $     426,967      $       4,899     $     1,342      $     2,283
                                        =============      =============     ===========      ===========

For the three months ended
June 30, 2002
   Marketing........................    $     482,232      $       2,004     $       426      $         3
   Transportation...................            9,713                812             372              444
   Oil and gas......................            1,044                 (1)            385                -
                                        -------------      -------------     -----------      -----------
                                        $     492,989      $       2,815     $     1,183      $       447
                                        =============      =============     ===========      ===========

     Identifiable assets by industry segment are as follows (IN THOUSANDS):

                                                                 June 30,             December 31,
                                                                   2003                   2002
                                                               ------------           ------------
Marketing.........................................             $    143,439           $    124,336
Transportation....................................                   14,356                 15,931
Oil and gas.......................................                   14,143                 11,504
Discontinued operations...........................                    9,786                 20,994
Other.............................................                   37,240                 29,355
                                                               ------------           ------------
                                                               $    218,964           $    202,120
                                                               ============           ============

         Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business. All sales by the Company occurred in the United States.

         Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes and cumulative effect of accounting change, as follows (IN THOUSANDS):

                                                                  Six months ended             Three months ended
                                                                      June 30,                      June 30,
                                                               -----------------------       -----------------------
                                                                  2003         2002             2003         2002
                                                               ----------   ----------       ----------   ----------
Segment operating earnings...........................          $   10,236   $    8,409       $    4,899   $    2,815
General and administrative...........................              (3,007)      (4,154)          (1,566)      (1,965)
                                                               ----------   ----------       ----------   ----------
     Operating earnings..............................               7,229        4,255            3,333          850
Interest income......................................                 270           46              115           33
Interest expense.....................................                 (62)         (57)             (29)          (6)
                                                               ----------   ----------       ----------   ----------
Earnings from continuing operations before
     income taxes, and cumulative effect
     of accounting change............................          $    7,437   $    4,244       $    3,419   $      877
                                                               ==========   ==========       ==========   ==========

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

         The co-venture participant initially conducted an audit of the joint venture in June 2002 and management was led to believe the audit produced no adverse findings. However, in April 2003, the Company received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity. Management believes the claims made are not consistent with the terms of the joint venture agreement. Further, management does not believe a re-audit or arbitration of this matter will have a significant adverse effect on the Company's financial position or results of operations.

Note 6 - Transactions with Affiliates

         Mr. K. S. Adams, Jr., Chairman and President of the Company, is a limited partner in certain family limited partnerships known as Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"). From time to time, these partnerships as well as Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., a major stockholder of the Company, and Mr. Adams individually participate as working interest owners in certain oil and gas wells operated by the Company. In addition, these entities may participate in non-Company operated wells where the Company also holds an interest. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such affiliate transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such affiliate transactions are individually reviewed and approved by a committee of independent directors on the Company's Board of Directors. As of June 30, 2003, the Company owed a total of $725,000 to these affiliates. The amount due was comprised of $481,000 of oil and gas revenues to be disbursed to such working interest owners, plus $244,000 of joint interest credits due to such joint interest owners. In connection with the operation of certain oil and gas properties, the Company also charges such affiliates for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society ("COPAS") Bulletin 5. Such overhead recoveries totaled $52,000 during the first half of 2003.

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

         The Company may also enter into certain transactions in the normal course of business with other affiliated entities. These transactions with affiliated companies are on the same terms as those prevailing at the time for comparable transactions with unrelated entities.

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

Note 8 - Guarantees

         Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of June 30, 2003 are as follows (IN THOUSANDS):

                                               2003        2004        2005        2006        Total
                                            ---------    --------    --------    --------    ----------
Lease residual values.....................  $     698    $    551    $    763    $    150    $   2,162

         Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that in the future would require liability recognition.

         Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, none of such obligations is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of June 30, 2003, the amount of parental guaranteed obligations are approximately as follows (IN THOUSANDS):

                               2003             2004            2005           2006         Thereafter         Total
                              -------         -------         -------         -------       ----------        -------
Bank debt ..................  $     -         $ 1,434         $ 5,738         $ 4,303         $     -         $11,475
Operating leases ...........    1,977           2,674           1,133             420             456           6,660
Lease residual values ......      698             551             763             150               -           2,162
Commodity purchases ........   23,886               -               -               -               -          23,886
Letters of credit ..........   41,300               -               -               -               -          41,300
                              -------         -------         -------         -------         -------         -------
                              $67,861         $ 4,659         $ 7,634         $ 4,873         $   456         $85,483
                              =======         =======         =======         =======         =======         =======

Note 9 - Restatement of Revenues and Costs and Expenses

         As discussed in Notes (2) and (3) of Notes to Unaudited Consolidated Financial Statements, the presentation of marketing segment Revenues and Costs and Expenses was changed for 2002 reporting. Such change relates to the presentation on a net basis of natural gas purchase and sales subject to mark-to-market accounting and the reclassification of discontinued operations for segregated disclosure. The table below summarizes the effect on 2002 for these changes (IN THOUSANDS):

                                                      Six Months Ended                     Three Months Ended
                                                        June 30, 2002                          June 30, 2002
                                               -----------------------------         -----------------------------
                                               Currently          Previously          Currently         Previously
                                                Reported           Reported            Reported          Reported
                                               ----------         ----------         ----------         ----------
Revenues:
  Marketing .................................  $  851,839         $1,163,501         $  482,232         $  643,403
Costs and Expenses:
  Marketing .................................  $  843,804         $1,157,392         $  479,802         $  640,679
Operating earnings ..........................  $    4,255         $    1,849         $      850         $      879
Earnings before income tax ..................  $    4,244         $    1,807         $      877         $      875
Loss from discontinued operations, net ......  $   (1,511)        $        -         $       (1)        $        -
Net earnings ................................  $    1,150         $    1,150         $      555         $      555

         As discussed in Note (3) of Notes to Unaudited Consolidated Financial Statements, the presentation of certain balance sheet items was changed for 2002 reporting of assets and liabilities from discontinued operations. The table below summarizes the effect on 2002 for these changes (IN THOUSANDS):

                                                           December 31, 2002
                                                     ---------------------------
                                                     Currently        Previously
                                                      Reported         Reported
                                                     ---------        ---------
Accounts receivable, net .........................    $120,036         $133,250
Inventories ......................................    $  5,645         $  6,591
Risk management receivables ......................    $  1,934         $  8,220
Prepayments ......................................    $  3,147         $  3,349
Current assets of discontinued operation .........    $ 20,994         $      -
Risk management assets ...........................    $      -         $    346
Accounts payable .................................    $137,100         $137,244
Accrued and other liabilities ....................    $  3,950         $  4,066
Risk management payable ..........................    $  2,004         $  6,452
Current liabilities of discontinued operation ....    $  5,030         $      -
Risk management liabilities ......................    $      -         $    322

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

-        Marketing

         Marketing division revenues, operating earnings and depreciation are presented as follows (IN THOUSANDS):

                                                 Six Months Ended                 Three Months Ended
                                                     June 30,                          June 30,
                                            -------------------------         -------------------------
                                              2003             2002             2003             2002
                                            --------         --------         --------         --------
Revenues ..........................         $877,503         $851,839         $414,947         $482,232
Operating earnings ................         $  7,261         $  7,093         $  3,284         $  2,004
Depreciation ......................         $    718         $    942         $    277         $    426

Supplemental volume and price information is as follows:

                                                              Six Months Ended                     Three Months Ended
                                                                   June 30,                              June 30,
                                                        -------------------------------     -------------------------------
                                                           2003                2002            2003                 2002
                                                        -----------         -----------     -----------          ----------
Wellhead Purchases - Per day (1)
        Crude oil - barrels ......................           91,000             110,000          90,000             106,000
        Natural gas - mmbtu's ....................          319,000             584,000         331,000             525,000
Average Purchase Price
        Crude oil - per barrel ...................      $     30.21         $     22.14     $     27.84          $    24.67
        Natural gas - per mmbtu ..................      $      5.82         $      2.82     $      5.38          $     3.31

------------------------------------
(1) Reflects the volume purchased from third parties at the wellhead level.

         Commodity purchases and sales associated with the Company's natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements. In contrast, substantially all purchases and sales of crude oil qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are recorded on a gross revenue basis in the accompanying financial statements. As a result, variations in gross revenues are primarily a function of crude oil volumes and prices while operating earnings fluctuate with both crude oil and natural gas margins and volumes.

         Gross revenues for the marketing operation were relatively flat for the first half of 2003 compared to 2002 as crude oil price increases were substantially offset by reductions in crude oil purchase volumes. For the comparative second quarter of 2003, marketing revenues decreased by $67 million or 14 percent despite overall higher crude oil prices. This current quarter revenue reduction reflects the Company's continuing efforts to simplify its business model and reduce the volume of crude oil trading activity.

         In the prior year, marketing operating earnings included fee income totaling $2,433,000 for the six month period and $1,117,000 for the three month period ended June 30, 2002, respectively. Previously, the Company earned a fee on crude oil purchases by a third party in the offshore Gulf of Mexico pursuant to the dissolution of a marketing joint venture. Such fee did not recur in 2003. See Note (5) of the Notes to Unaudited Consolidated Financial Statements. Absent the fee income, comparative operating earnings would have been as follows (IN THOUSANDS):

                                                                 2003           2002         Increase
                                                                ------         ------        --------
Six month period ended June 30 ........................         $7,261         $4,660         $2,601

Three month period ended June 30 ......................         $3,284         $  887         $2,397

         The comparative earnings increase for 2003 resulted from improved per unit margin for both crude oil and natural gas. As a result of the war in Iraq and a continuation of a period of uncertainty during the recent aftermath, near month crude oil prices remained very strong relative to future month prices (also known as a backwardated market). During such periods, the Company's margins tend to widen causing improved profitability. Per unit margins for natural gas also improved during 2003 as a result of reduced competition associated with the wholesale purchasing and marketing of natural gas. A number of large-scale competitors recently left the marketplace or significantly curtailed their natural gas trading activity as the industry continues to experience a shakeout following the Enron bankruptcy.

                  -        Transportation

         Transportation revenues, operating earnings and depreciation are as follows (IN THOUSANDS):

                                      Six Months Ended        Increase        Three Months Ended       Increase
                                          June 30,           (Decrease)            June 30,            (Decrease)
                                    --------------------     ----------      --------------------      ---------
                                     2003          2002                        2003         2002
                                    -------      -------                     -------      -------
Revenues .....................      $18,425      $17,882         3%          $ 9,415      $ 9,713         (3%)
Operating earnings ...........      $ 1,130      $ 1,287       (12%)         $   631      $   812        (22%)
Depreciation .................      $ 1,028      $   750        37%          $   528      $   372         42%

         Demand for the Company's transportation services was relatively consistent during the comparative periods. Operating earnings were reduced in 2003, however, because higher diesel fuel prices and insurance costs increased operating expense. Fuel costs increased by $403,000 or 23 percent for the comparative first half, consistent with higher average crude oil prices.

Insurance expense increased by $221,000 or 12 percent consistent with the general trend of escalating insurance costs. The Company's tank truck operation is highly dependent on demand from the petrochemical sector of the United States economy. With the present situation of elevated natural gas prices, chemical manufacturers have generally reduced their activities. This situation serves to suppress ongoing demand for the Company's transportation services.

                  -        Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (IN THOUSANDS):

                                           Six Months Ended         Three Months Ended
                                                June 30,                 June 30,
                                         --------------------      --------------------
                                          2003          2002         2003         2002
                                         -------      -------      -------      -------
Revenues ..........................      $ 4,329      $ 1,903      $ 2,605      $ 1,044
Operating earnings (loss) .........      $ 1,845      $    29      $   984      $    (1)
Depreciation and depletion ........      $   888      $   600      $   537      $   385

         Comparative volume and price information is a follows:

                                               Six Months Ended                  Three Months Ended
                                                   June 30,                            June 30,
                                         ----------------------------      ---------------------------
                                             2003            2002             2003              2002
                                         -----------      -----------      -----------      ----------
Crude oil

  Volume - barrels ................           28,700           26,400           17,700           16,600

  Average price per barrel ........      $     31.03      $     24.53      $     29.42      $     23.67

Natural gas

  Volume - mmbtu's ................          638,000          448,000          343,000          227,000

  Average price per mmbtu .........      $      5.36      $      2.51      $      6.03      $      2.72

         As shown above, improved oil and gas division revenues and operating earnings resulted from increased crude oil and natural gas production volumes as well as higher prices for both crude oil and natural gas. Recent results from exploration efforts caused the production volume increases. During the first half of 2003, the Company participated in the drilling of fourteen wells. Ten wells were successfully completed with three dry holes and one presently drilling. In addition to the completions on wells spud in 2003, the Company also successfully brought on production three wells that were drilling at year-end 2002.

         Estimates of crude oil and natural gas reserves, resulting from 2003's exploration efforts, were made by the Company's in-house staff. These estimates indicate reserve additions totaling 93,000 barrels of oil and 1,302,000 mcf of gas from these results. With the Company's production for all of 2002 being 55,000 barrels of oil and 1,047,000 mcf of gas, the current reserve additions represent more than a complete replacement of prior year production.

         For the remainder of 2003, six additional wells are planned for Fort Bend County, Texas following the success of six wells already drilled in the area this year. The Company's Austin Chalk program will also continue following three successes in this year's first half. Four more wells are slated to drill this year in the Chalk formation with five additional wells under consideration.

         The Company recently completed shooting a 95 square mile 3-D survey in Calcasieu Parish, Louisiana. This project is in a prolific area and is expected to yield numerous drilling prospects. The data is currently being processed and is expected to begin yielding drilling opportunities before year-end. Fieldwork on a second large 3-D survey in Alabama will begin in September of this year. This survey is expected to confirm prospect leads identified with 2-D seismic data. An estimated $800,000 of seismic expenditures are estimated to be incurred and expensed, during the third and fourth quarters of 2003 for these projects.

         -        General and administrative

         General and administrative expenses decreased $1,147,000 or 27 percent in the comparative first half of 2003. This savings resulted primarily because $536,000 was incurred in the first quarter of 2002 for a due diligence review of the Company's operations following the collapse of Enron Corp., a trading counterparty of the Company. While the review produced no adverse findings, continuous improvement in practices and procedures remains an important goal of the Company. In addition, during the second quarter of 2002, the Company incurred $338,000 of audit expense in connection with a review of the activities of the Company's former marketing joint venture. See also Note (5) of the Unaudited Notes to Consolidated Financial Statements.

         -        Discontinued operations

         The Company's management has decided to withdraw from its New England region retail natural gas marketing business, which was included in the marketing segment. This business unit caused after tax losses totaling $2,708,000 during the six month period ended June 30, 2003 with $2,053,000 occurring in the first quarter. Such losses resulted from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. The winter of 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during January, February and March of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account.

         In June of 2003, two of the Company's New England region customers filed for Chapter 11 bankruptcy. As a result, the Company incurred a $475,000 charge to discontinued operation earnings in the form of a provision for bad debts. Presently, the Company has ceased entering into New England region contracts. Existing contract requirements are being met in accordance with their original terms. Expiring contracts are not being renewed and substantially all contracts expire prior to December 31, 2003. With the end of the winter heating season and the reduction in volume requirements, the Company does not anticipate further significant losses from this operation. See Note (3) of Notes to Unaudited Consolidated Financial Statements.

         -        Outlook

         Natural gas prices appear to be holding strong in the $4 to $5 per unit range. This is a positive result for the Company's exploration and production efforts. Coupled with recent development efforts, continued positive results are anticipated from the Company's oil and gas segment. In contrast, natural gas prices and a sluggish United States economy are hampering chemical manufacturers and hence the outlook for the transportation segment is less favorable results. Near term profitability from marketing operations is more difficult to assess. Should the present level of uncertainty in the Middle East subside, marketing margins are expected to narrow, reducing profitability. In any event, the overall outlook is positive and continued earnings strength is anticipated.

Liquidity and Capital Resources

         During the first half of 2003, net cash provided by operating activities totaled $10,554,000. The Company invested $4,044,000 in capital expenditures including $724,000 in marketing equipment, $595,000 in transportation operations and $2,725,000 in oil and gas drilling activities. The remaining $6.5 million of cash flow from operating activities was used to boost cash reserves and generally improve liquidity.

         During July 2003, the Company expended $700,000 to purchase certain equipment, contracts and a non-compete clause associated with a competitor's withdrawal from the purchase of crude oil in the state of Michigan. This transaction establishes the Company as the dominant purchaser of crude oil in a region that is not likely to attract new competition. For the remainder of 2003, the Company anticipates spending approximately $2 million on oil and gas exploration projects and approximately $700,000 on tractor and trailer equipment additions as present lease financing arrangements mature.

Banking Relationships

         The Company's primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of June 30, 2003 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $4,000,000 as of June 30, 2003. The line of credit loans are scheduled to expire on October 29, 2004, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments. As of June 30, 2003, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of June 30, 2003, the Company had $2.3 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of June 30, 2003. Letters of credit outstanding under this facility totaled approximately $30 million as of June 30, 2003. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

         The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. No working capital advances were outstanding under this facility as of June 30, 2003. Letters of credit outstanding under this facility totaled approximately $11.3 million as of June 30, 2003. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

         1. Gross margins, derived from certain aspects of the Company's ongoing business, are front-ended into the period in which contracts are executed. While there is no particular pattern to the timing of contract execution, it does tend to occur in clusters during those periods of time when the Company's natural gas customers perceive prices to be advantageous. Meanwhile, personnel and other costs associated with servicing accounts are expensed as incurred during the period of physical product flow and title passage.

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

         The Company attempts to mitigate the noted risks by only entering into contracts where current market quotes in actively traded, liquid markets are available to determine the fair value of contracts. In addition, substantially all of the Company's forward contracts are less than 12 months in duration. However, the reader is cautioned to develop a full understanding of how fair value or mark-to-market accounting creates differing reported results relative to those otherwise presented under conventional accrual accounting.

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

              -   Contingencies

         From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, management would evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure as provided in the guidelines of Statement of Financial Accounting Standards No. 5.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company's net property, plant and equipment would be reduced by approximately $9.9 million and $8.3 million and intangible assets would have increased by a like amount at June 30, 2003 and December 31, 2002, respectively, representing unamortized cost incurred since inception. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flows or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

              -   Interest Rate Risk

         Total long-term debt at June 30, 2003 included $11,475,000 of floating rate debt. As a result, the Company's annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of June 30, 2003. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the six month period ended June 30, 2003.

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

         Certain forward contracts are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of June 30, 2003 and December 31, 2002 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $859,000, all of which will be received during the remainder of 2003. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors that impacted the change in the net value of the Company's risk management assets and liabilities for the six months ended June 30, 2003 (IN THOUSANDS)

                                                                            2003
                                                                            ----
Net fair value on January 1, .........................................      $ (70)
Activity during 2003
     - Net cash paid on settled contracts ............................        316
     - Net realized loss from prior years' contracts .................       (163)
     - Net unrealized gain from prior years' contracts ...............        322
     - Net unrealized gain from current year contracts ...............        454
                                                                            -----
Net fair value on June 30, ...........................................      $ 859
                                                                            =====

         Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2003 through June 30, 2003, natural gas price realizations ranged from a monthly low of $4.16 per mmbtu to a monthly high of $25.00 per mmbtu. Oil prices ranged from a low of $24.58 per barrel to a high of $36.14 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $387,000 for the six-month period ended June 30, 2003.

Forward-Looking Statements--Safe Harbor Provisions

         This report for the period ended June 30, 2003 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management's Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

         A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins,
(c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, and (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities (p) commodity price volatility and (q) successful completion of drilling activity.

Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") are communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the Company's second quarter of 2003, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date.

                           PART II. OTHER INFORMATION

Item 1. - See Notes (5) and (7) of Notes to Unaudited Consolidated Financial Statements

Item 2. - None

Item 3. -None

Item 4. - The Annual Meeting of Stockholders was held on April 23, 2003. At such meeting, the stockholders voted to elect the board of nine Directors as presented in the Company's Proxy Statement filed on Schedule 14A on April 3, 2003. Results by nominee were:

                                  Authority
                                  Voted For                     Against                   Abstain
                                  ----------                    -------                   -------
K. S. Adams, Jr.                   2,309,159                          -                  1,908,437
J. A. Barrett                      2,309,159                          -                  1,908,437
C. H. Lewis                        2,309,159                          -                  1,908,437
E. C. Reinauer, Jr.                2,309,159                          -                  1,908,437
J. G. Simmons                      2,309,159                          -                  1,908,437
V. H. Buckley                      2,309,159                          -                  1,908,437
E. Wieck                           2,309,159                          -                  1,908,437
E. J. Webster, Jr.                 2,309,159                          -                  1,908,437
R. B. Abshire                      2,309,159                          -                  1,908,437

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

31.1     Certification Pursuant to 17 CFR 240.13a-15(e), As Adopted Pursuant to
         Section 302 of the Sarbarnes-Oxley Act of 2002

31.2     Certification Pursuant to 17 CFR 240.13a-15(e), As Adopted Pursuant to
         Section 302 of the Sarbarnes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant To 18 I.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

         A report on Form 8-K dated May 15, 2003 as filed on May 15, 2003 to announce earnings for the first quarter ended March 31, 2003.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADAMS RESOURCES & ENERGY, INC.
                                            (Registrant)

Date: August 12, 2003                       By  /s/ K. S. Adams, Jr.
                                                ------------------------
                                                K. S. Adams, Jr.
                                                Chief Executive Officer

                                            By /s/Richard B. Abshire
                                               -----------------------
                                               Richard B. Abshire
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------
 31.1     Certification Pursuant to 17 CFR 240.13a-15(e), As Adopted Pursuant to
          Section 302 of the Sarbarnes-Oxley Act of 2002

 31.3     Certification Pursuant to 17 CFR 240.13a-15(e), As Adopted Pursuant to
          Section 302 of the Sarbarnes-Oxley Act of 2002

 32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification Pursuant To 18 I.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002