Form 10-Q
period 2003-09-30
ADAMS RESOURCES & ENERGY INC
filed 2003-11-13
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from  --------------- to ---------------

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

         A total of 4,217,596 shares of Common Stock were outstanding at November 4, 2003.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Nine Months Ended             Three Months Ended
                                                                  September 30,                  September 30,
                                                          -----------------------------   ----------------------------
                                                               2003            2002           2003            2002
                                                               ----            ----           ----            ----
REVENUES:
   Marketing...........................................   $   1,266,362    $  1,343,989   $     388,859   $    492,150
   Transportation......................................          26,574          27,308           8,149          9,426
   Oil and gas.........................................           6,564           3,047           2,235          1,144
                                                          -------------    ------------   -------------   ------------
                                                              1,299,500       1,374,344         399,243        502,720
                                                          -------------    ------------   -------------   ------------

COSTS AND EXPENSES:
   Marketing...........................................       1,255,613       1,334,344         386,089        490,540
   Transportation......................................          24,374          24,227           8,107          8,382
   Oil and gas.........................................           2,485           2,008             889            734
   General and administrative..........................           4,647           5,608           1,640          1,454
   Depreciation, depletion and amortization............           3,951           3,762           1,317          1,470
                                                          -------------    ------------   -------------   ------------
                                                              1,291,070       1,369,949         398,042        502,580
                                                          -------------    ------------   -------------   ------------

Operating earnings.....................................           8,430           4,395           1,201            140
Other income (expense):
   Interest income ....................................             333              80              63             34
   Interest expense....................................            (106)            (93)            (44)           (36)
                                                          -------------    ------------   -------------   ------------
Earnings from continuing operations before
   income taxes and cumulative effect of
   accounting change...................................           8,657           4,382           1,220            138

Income tax provision...................................           3,252           1,616             393             33
                                                          -------------    ------------   -------------   ------------

Earnings from continuing operations....................           5,405           2,766             827            105
Income (loss) from discontinued operation,
   net of tax benefit (provision) of $1,753, $874,
   $71 and $(51), respectively.........................          (2,862)         (1,427)           (154)            84
                                                          -------------    ------------   -------------   ------------
Earnings before cumulative effect of
   accounting change...................................           2,543           1,339             673            189
Cumulative effect of accounting change,
   net of tax of $57...................................            (92)               -               -              -
                                                          -------------    ------------   -------------   ------------

Net earnings...........................................   $       2,451    $      1,339   $         673   $        189
                                                          =============    ============   =============   ============

EARNINGS (LOSS) PER SHARE:
   From continuing operations..........................   $        1.28    $        .66   $         .20   $        .03
   From discontinued operation.........................            (.68)           (.34)           (.04)           .02
   Cumulative effect of accounting change..............            (.02)              -               -              -
                                                          -------------    ------------   -------------   ------------
   Basic and diluted net earnings
     per common share..................................   $         .58    $        .32   $         .16   $        .05
                                                          =============    ============   =============   ============

DIVIDENDS PER COMMON SHARE.............................   $           -    $          -   $           -   $          -
                                                          =============    ============   =============   ============

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                         September 30,         December 31,
                                                                             2003                  2002
                                                                         ------------          ------------
ASSETS

Current assets:
  Cash and cash equivalents...................................           $     34,422          $     27,262
  Accounts receivable, net....................................                116,115               120,036
  Inventories.................................................                  3,252                 5,645
  Risk management receivables.................................                  1,679                 1,934
  Income tax receivable.......................................                     57                   382
  Prepayments.................................................                  4,473                 3,147
  Current assets of discontinued operation....................                  6,759                20,994
                                                                         ------------          ------------

                Total current assets..........................                166,757               179,400
                                                                         ------------          ------------

Property and equipment........................................                 80,904                75,419

Less - accumulated depreciation,
         depletion and amortization...........................                (56,645)              (53,115)
                                                                         ------------          ------------
                                                                               24,259                22,304
                                                                         ------------          ------------

Other assets..................................................                    415                   416
                                                                         ------------          ------------
                                                                         $    191,431          $    202,120
                                                                         ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................           $    128,173          $    137,100
  Risk management payables....................................                  1,091                 2,004
  Accrued and other liabilities...............................                  4,175                 3,950
  Current liabilities of discontinued operation...............                  1,361                 5,030
                                                                         ------------          ------------
                Total current liabilities.....................                134,800               148,084

Long-term debt................................................                 11,475                11,475

Deferred taxes and other......................................                  2,605                 2,461
                                                                         ------------          ------------
                                                                              148,880               162,020
                                                                         ------------          ------------

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding............................                      -                     -
  Common stock - $.10 par value, 7,500,000 shares
      authorized, 4,217,596 shares outstanding................                    422                   422
  Contributed capital.........................................                 11,693                11,693
  Retained earnings ..........................................                 30,436                27,985
                                                                         ------------          ------------
                Total shareholders' equity ...................                 42,551                40,100
                                                                         ------------          ------------
                                                                         $    191,431          $    202,120
                                                                         ============          ============

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        ---------------------------
                                                                                            2003             2002
                                                                                            ----             ----
CASH PROVIDED BY OPERATIONS:
  Earnings from continuing operations............................................       $    5,405       $    2,766
  Adjustments to reconcile net earnings to net
         cash provided by operating activities -
    Depreciation, depletion and amortization.....................................            3,951            3,762
    Gains on property sales......................................................             (102)            (281)
    Write-off of dry hole costs..................................................                -              245
    Other, net...................................................................             (302)             (57)
  Changes in operating assets and liabilities -
    Decrease (increase) in accounts receivable, net .............................            3,921            4,375
    Decrease (increase) in inventories ..........................................            2,393            2,196
    Risk management activities...................................................             (658)           2,186
    Decrease (increase) in income tax receivable.................................              325            1,958
    Decrease (increase) in prepayments...........................................           (1,326)           4,103
    Increase (decrease) in accounts payable......................................           (8,927)         (20,346)
    Increase (decrease) in accrued and other liabilities.........................              225             (300)
                                                                                        ----------       ----------

Net cash provided by continuing operations.......................................            4,905              607
Net cash provided by discontinued operation......................................            7,704           13,370
                                                                                        ----------       ----------

Net cash provided by operating activities .......................................           12,609           13,977
                                                                                        ----------       ----------

INVESTING ACTIVITIES:
  Property and equipment additions ..............................................           (5,572)          (3,810)
  Proceeds from property sales...................................................              123              320
                                                                                        ----------       ----------
    Net cash used in investing activities........................................           (5,449)          (3,490)
                                                                                        ----------       ----------

FINANCING ACTIVITIES:
    Repayment of debt............................................................                -           (1,000)
                                                                                        ----------       ----------

    Net cash used in financing activities........................................                -           (1,000)
                                                                                        ----------       ----------

Increase in cash and cash equivalents............................................            7,160            9,487

Cash at beginning of period......................................................           27,262           14,177
                                                                                        ----------       ----------

Cash at end of period............................................................       $   34,422       $   23,664
                                                                                        ==========       ==========

Supplemental disclosure of cash flow information:

    Interest paid during the period .............................................       $       53       $       96
                                                                                        ==========       ==========

    Income taxes paid during the period..........................................       $    1,581       $    1,575
                                                                                        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2003 and December 31, 2002 and its results of operations for the nine months and three months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

    Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with maturity of 30 days or less. Included in the cash balance at September 30, 2003 and December 31, 2002 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

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

                                                        September 30,       December 31,
                                                             2003               2002
                                                        -------------       ------------
Crude oil.......................................        $         434       $      3,062
Petroleum products..............................                2,229              1,919
Materials and supplies..........................                  589                664
                                                        -------------       ------------
                                                        $       3,252       $      5,645
                                                        =============       ============

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

    Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for the nine month and the three month periods ended September 30, 2003 and 2002. There were no potentially dilutive securities during 2003 and 2002.

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

    Price Risk Management Activities

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138 establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting. For cash flow hedges, the effected portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. The Company had no contracts designated for hedge accounting under SFAS No. 133 during any current reporting periods.

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

         Effective January 1, 2003, the Company's natural gas marketing activities are presented and prior periods were retroactively restated to reflect all physical activity associated with the trading of natural gas on a net basis. This change in accounting did not impact net income; however presenting natural gas marketing revenues net of associated costs significantly reduced revenues reflected in the statement of operations. See Note (9) of Notes to Unaudited Consolidated Financial Statements for a table summarizing the effect on the period ended September 30, 2002.

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

         The Company's forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management's assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of September 30, 2003 is $588,000, all of which will be received in 2003. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for the period ended September 30, 2003. (IN THOUSANDS):

                                                                               2003
                                                                               ----
Net fair value on January 1,.........................................       $      (70)
Activity during 2003
     -  Net cash paid on settled contracts ..........................              206
     -  Net realized (loss) from prior years' contracts .............             (136)
     -  Net unrealized gain from prior years' contracts .............              320
     -  Net unrealized gain from current year contracts .............              399
     -  Net unrealized loss from current year contracts.............              (131)
                                                                            ----------
Net fair value on September 30,......................................       $      588
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

         On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain freestanding instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company's net property, plant and equipment would be reduced by approximately $9.9 million and $8 million and intangible assets would be increased by a like amount at September 30, 2003 and December 31, 2002, respectively, representing unamortized cost incurred since inception. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any necessary reclassifications would not impact the Company's cash flows or results of operations.

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

         The Company's management has decided to withdraw from its New England region retail natural gas marketing business, which is included in the marketing segment. This business unit had negative operating margins of $4,615,000 and $2,301,000 and had after tax losses totaling $2,862,000 and $1,427,000 during the nine-month periods ended September 30, 2003 and 2002, respectively. For the three-month periods ended September 30, 2003 and 2002, this unit had negative operating margins of $154,000 and positive margins of $84,000, respectively. Such losses resulted primarily from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. January through March 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during the first quarter of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. In June 2003, two customers of this unit filed for Chapter 11 bankruptcy. As a result, the Company incurred a $475,000 bad debt charge to discontinued operation earnings during the second quarter of 2003.

         Under SFAS No. 144, the assets, liabilities and operating results of the discontinued operation have been restated and presented separately as discontinued operations in both the Company's consolidated balance sheet and statement of operations for all periods presented. A summary of account balances for the New England operation is presented as follows (IN THOUSANDS):

                                                     September 30,          December 31,
                                                         2003                   2002
                                                     -------------          ------------
Accounts receivable, net....................         $       5,193          $     13,214
Risk management assets......................                 1,251                 6,632
Inventory...................................                    88                   946
Prepaid deposit.............................                   227                   202
                                                     -------------          ------------

         Total Assets.......................         $       6,759          $     20,994
                                                     =============          ============

Accounts payable............................         $          21          $        144
Accrued liabilities.........................                    71                   115
Risk management liabilities.................                 1,269                 4,771
                                                     -------------          ------------

         Total Liabilities..................         $       1,361          $      5,030
                                                     =============          ============

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

               - Sale, assignment or transfer to a third party intangible assets such as customer lists, industry specific accounting software and experienced sales and back-office personnel.

         The Company has entered into an agreement with a third party to hire the Company's personnel and assume associated office operating lease obligations effective November 1, 2003. Management believes it has a workable exit plan and expects the New England operation to be divested prior to March 31, 2004. Additionally, management believes that no significant severance or shut-down cost will be incurred as a result of discontinuance of this operation.

         For comparative purposes, marketing segment revenues and costs and expenses have been restated for the nine months ended September 30, 2002 to conform to the current year presentation. See Note (9) of Notes to Unaudited Consolidated Financial Statements for a table summarizing the effect on prior period presentation.

Note 4 - Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):

                                                             Segment         Depreciation,     Property
                                                            Operating          Depletion           and
                                                             Earnings            and           Equipment
                                          Revenues           (Losses)        Amortization      Additions
                                          --------         ------------      ------------      ---------
For the nine months ended
September 30, 2003
   Marketing........................    $   1,266,362      $      9,705      $      1,044     $     1,651
   Transportation...................           26,574               667             1,533             730
   Oil and gas......................            6,564             2,705             1,374           3,191
                                        -------------      ------------      ------------     -----------
                                        $   1,299,500      $     13,077      $      3,951     $     5,572
                                        =============      ============      ============     ===========

For the nine months ended
September 30, 2002
   Marketing........................    $   1,343,989      $      8,359      $      1,286     $        38
   Transportation...................           27,308             1,805             1,276           1,876
   Oil and gas......................            3,047              (161)            1,200           1,896
                                        -------------      ------------      ------------     -----------
                                        $   1,374,344      $     10,003      $      3,762     $     3,810
                                        =============      ============      ============     ===========

For the three months ended
September 30, 2003
   Marketing........................    $     388,859      $      2,444      $        326     $       927
   Transportation...................            8,149              (463)              505             135
   Oil and gas......................            2,235               860               486             466
                                        -------------      ------------      ------------     -----------
                                        $     399,243      $      2,841      $      1,317     $     1,528
                                        =============      ============      ============     ===========

For the three months ended
September 30, 2002
   Marketing........................    $     492,150      $      1,266      $        344     $        15
   Transportation...................            9,426               518               526           1,414
   Oil and gas......................            1,144              (190)              600             882
                                        -------------      ------------      ------------     -----------
                                        $     502,720      $      1,594      $      1,470     $     2,311
                                        =============      ============      ============     ===========

     Identifiable assets by industry segment are as follows (IN THOUSANDS):

                                                               September 30,    December 31,
                                                                   2003             2002
                                                               -------------    ------------
Marketing.........................................             $     121,017    $    124,336
Transportation....................................                    13,069          15,931
Oil and gas.......................................                    13,628          11,504
Discontinued operations...........................                     6,759          20,994
Other.............................................                    36,958          29,355
                                                               -------------    ------------
                                                               $     191,431    $    202,120
                                                               =============    ============

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

         Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes and cumulative effect of accounting change, as follows (IN THOUSANDS):

                                                                  Nine months ended          Three months ended
                                                                    September 30,               September 30,
                                                               -----------------------     -----------------------
                                                                  2003          2002          2003          2002
                                                               ----------   ----------     ----------   ----------
Segment operating earnings...........................          $   13,077   $   10,003     $    2,841   $    1,594
General and administrative...........................              (4,647)      (5,608)        (1,640)      (1,454)
                                                               ----------   ----------     ----------   ----------
     Operating earnings..............................               8,430        4,395          1,201          140
Interest income......................................                 333           80             63           34
Interest expense.....................................                (106)         (93)           (44)         (36)
                                                               ----------   ----------     ----------   ----------
Earnings from continuing operations before
     income taxes, and cumulative effect
     of accounting change............................          $    8,657   $    4,382     $    1,220   $      138
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

Note 6 - Transactions with Affiliates

         Mr. K. S. Adams, Jr., Chairman and President of the Company, is a limited partner in certain family limited partnerships known as Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"). From time to time, these partnerships as well as Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., a major stockholder of the Company, and Mr. Adams individually participate as working interest owners in certain oil and gas wells operated by the Company. In addition, these entities may participate in non-Company operated wells where the Company also holds an interest. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such affiliate transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such affiliate transactions are individually reviewed and approved by a committee of independent directors on the Company's Board of Directors. As of September 30, 2003, the Company owed a net total of $614,000 to these affiliates. The amount due was comprised of $796,000 of oil and gas revenues to be disbursed to such working interest owners, net of $182,000 of joint interest billings due from such joint interest owners. In connection with the operation of certain oil and gas properties, the Company also charges such affiliates for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society ("COPAS") Bulletin 5. Such overhead recoveries totaled $78,000 during the nine months of 2003.

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

Note 7 - Commitments and Contingencies

         On August 30, 2000, CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit initially proposed a tax assessment of $8.3 million plus penalties and interest. This amount was adjusted downward by the State in August 2002 to $3.4 million plus penalties and interest. CJC protested this assessment and set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. In October 2003, CJC resolved this matter by payment of $40,000 to the state in full settlement of all issues included therein. Such settlement payment was included as an expense in third quarter 2003 results.

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

Note 8 - Guarantees

         Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of September 30, 2003 are as follows (IN THOUSANDS):

                                              2003         2004        2005        2006       Total
                                              ----         ----        ----        ----       -----
Lease residual values..............         $    698     $    551    $    763    $    150   $   2,162

         Historically, the market value of the tractor/trailer equipment at the end of the lease term has always exceeded the guaranteed residual value. Therefore, the Company and its subsidiaries have never been required to fund any shortfall in value. Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that in the future would require liability recognition.

         Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, none of such obligations is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of September 30, 2003, the amount of parental guaranteed obligations are approximately as follows (IN THOUSANDS):

                                               2003            2004          2005           2006      Thereafter     Total
                                               ----            ----          ----           ----      ----------     -----
Bank debt...............................    $        -       $   1,434    $     5,738     $  4,303    $        -   $   11,475
Operating leases........................           988           2,674          1,133          420           456        5,671
Lease residual values...................           698             551            763          150             -        2,162
Commodity purchases.....................         2,211               -              -            -             -        2,211
Letters of credit.......................        40,400               -              -            -             -       40,400
                                            ----------       ---------    -----------     --------    ----------   ----------
                                            $   44,297       $   4,659    $     7,634     $  4,873    $      456   $   61,919
                                            ==========       =========    ===========     ========    ==========   ==========

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

                                                                   Nine Months Ended            Three Months Ended
                                                                   September 30, 2002           September 30, 2002
                                                              ---------------------------    ------------------------
                                                               Currently      Previously      Currently    Previously
                                                               Reported        Reported       Reported      Reported
                                                               ---------      ----------      --------     ----------
Revenues:
  Marketing...............................................    $  1,343,989   $  1,777,899    $   492,150   $  614,398
Costs and Expenses:
  Marketing...............................................    $  1,334,344   $  1,769,814    $   490,540   $  612,422
Operating earnings........................................    $      4,395   $      2,097    $       140   $      248
Earnings before income tax................................    $      4,382   $      2,081    $       138   $      274
Earnings (loss) from discontinued operations, net.........    $     (1,427)  $          -    $        84   $        -
Net earnings..............................................    $      1,339   $      1,339    $       189   $      189

         As discussed in Note (3) of Notes to Unaudited Consolidated Financial Statements, the presentation of certain balance sheet items was changed for 2002 reporting of assets and liabilities from discontinued operations. The table below summarizes the effect on 2002 for these changes (IN THOUSANDS):

                                                                             December 31, 2002
                                                                       -----------------------------
                                                                        Currently        Previously
                                                                        Reported          Reported
                                                                        ---------        ----------
Accounts receivable, net..................................             $   120,036      $    133,250
Inventories...............................................             $     5,645      $      6,591
Risk management receivables...............................             $     1,934      $      8,220
Prepayments...............................................             $     3,147      $      3,349
Current assets of discontinued operation..................             $    20,994      $          -
Risk management assets....................................             $         -      $        346
Accounts payable..........................................             $   137,100      $    137,244
Accrued and other liabilities.............................             $     3,950      $      4,066
Risk management payable...................................             $     2,004      $      6,452
Current liabilities of discontinued operation.............             $     5,030      $          -
Risk management liabilities...............................             $         -      $        322

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

                  -        Marketing

         Marketing division revenues, operating earnings and depreciation are presented as follows (IN THOUSANDS):

                                             Nine Months Ended                  Three Months Ended
                                               September 30,                       September 30,
                                     ---------------------------------     ---------------------------
                                         2003                2002              2003           2002
                                         ----                ----              ----           ----
Revenues......................       $  1,266,362       $    1,343,989    $     388,859    $   492,150

Operating earnings ...........       $      9,705       $        8,359    $       2,444    $     1,266

Depreciation..................       $      1,044       $        1,286    $         326    $       344

Supplemental volume and price information is as follows:

                                                   Nine Months Ended            Three Months Ended
                                                     September 30,                 September 30,
                                               --------------------------    ------------------------
                                                  2003           2002           2003          2002
                                               ----------     -----------    ----------    ----------
Wellhead Purchases - Per day (1)

   Crude oil - barrels.................            87,000         105,600        80,000        96,700

   Natural gas - mmbtu.................           316,000         530,000       306,000       422,000

Average Purchase Price

   Crude oil - per barrel..............        $    29.95     $     23.49    $    29.05    $    26.59

   Natural gas - per mmbtu.............        $     5.47     $      2.89    $     4.74    $     3.05

-----------------------
(1) Reflects the volume purchased from third parties at the wellhead level.

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

         Gross revenues for the marketing operation were relatively flat for the first nine months of 2003 compared to 2002 as crude oil price increases were substantially offset by reductions in crude oil purchase volumes. For the comparative third quarter of 2003, marketing revenues decreased by $103 million or 21 percent despite overall higher crude oil prices. The current quarter revenue reduction reflects the Company's continuing efforts to simplify its business model and reduce the volume of crude oil trading activity.

         In the prior year, marketing operating earnings included fee income totaling $2,433,000, of which none was attributable to the prior year third quarter. Previously, the Company earned a fee on crude oil purchases by a third party in the offshore Gulf of Mexico pursuant to the dissolution of a marketing joint venture. Such fee did not recur after June 2002. See Note (5) of the Notes to Unaudited Consolidated Financial Statements. Excluding the fee income, during the comparative periods, operating earnings were as follows (IN THOUSANDS):

                                                           2003          2002         Increase
                                                           ----          ----         --------
Nine month period ended September 30.................   $    9,705     $   5,926     $    3,779

Three month period ended September 30................   $    2,444     $   1,266     $    1,178

         The earnings increase for 2003 resulted from improved per unit margins for both crude oil and natural gas. Most notably in the first half of the year, the war in Iraq caused elevated demand for near term or prompt month crude oil prices. This presented premium values opportunities for resale of the crude oil being acquired by the Company. In addition, per unit margins for natural gas also improved during 2003 as a result of reduced competition in this sector of the marketplace. However, relative to the second quarter of 2003 for this segment, third quarter operating earnings are reduced by 25% from the $3,284,000 level experienced in the previous quarter. While remaining stable, third quarter 2003 operating margins for crude oil were reduced from the previous quarter as wellhead purchase values approached parity with the end use refining markets. The more recent trend appears to be holding into the fourth quarter of 2003.

               -    Transportation

         Transportation revenues, operating earnings and depreciation are as follows (IN THOUSANDS):

                                       Nine Months Ended        Increase        Three Months Ended         Increase
                                         September 30,         (Decrease)          September 30,          (Decrease)
                                    -----------------------    ----------    ------------------------     ----------
                                       2003          2002                       2003          2002
                                       ----          ----                       ----          ----
Revenues.........................   $   26,574    $  27,308          (3)%    $    8,149     $   9,426          (14)%

Operating earnings (loss)........   $      667    $   1,805         (63)%    $     (463)    $     518         (189)%

Depreciation.....................   $    1,533    $   1,276           20%    $      505     $     526           (4)%

         Demand for the Company's transportation services was reduced during the current periods, most notably in the third quarter. Due to the fixed cost component of the trucking operation, as revenues are reduced, operating earnings decline at a faster rate. Operating earnings were further reduced in 2003 because of higher diesel fuel prices and insurance cost increase. Fuel costs increased by $286,000, or 11 percent, for the comparative nine-month period, consistent with higher average crude oil prices. Insurance expense increased by $304,000, or 11 percent, consistent with the general trend of escalating insurance costs. The Company's tank truck operation is highly dependent on demand from the petrochemical sector of the United States economy. With the present situation of elevated natural gas prices, chemical manufacturers have generally reduced their activities. This situation serves to suppress ongoing demand for the Company's transportation services.

               -    Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (IN THOUSANDS):

                                           Nine Months Ended         Three Months Ended
                                             September 30,              September 30,
                                         ----------------------    ----------------------
                                           2003         2002         2003         2002
                                           ----         ----         ----         ----
Revenues...........................      $   6,564    $   3,047    $   2,235    $   1,144

Operating earnings (loss)..........      $   2,705    $    (161)   $     860    $    (190)

Depreciation and depletion........       $   1,374    $   1,200    $     486    $     600

         Comparative volume and price information is a follows:

                                                       Nine Months Ended           Three Months Ended
                                                         September 30,                 September 30,
                                                    ------------------------    ------------------------
                                                       2003          2002          2003          2002
                                                       ----          ----          ----          ----
Crude oil

  Volume - barrels............................          47,700        39,600        19,000        13,200

  Average price per barrel....................      $    31.18    $    24.52    $    31.41    $    24.50

Natural gas

  Volume - mcf................................         931,500       710,000       293,100       262,000

  Average price per mcf.......................      $     5.41    $     2.73    $     5.52    $     3.10

         As shown above, improved oil and gas division revenues and operating earnings resulted from increased crude oil and natural gas production volumes as well as higher prices for both crude oil and natural gas. Recent results from exploration efforts caused the production volume increases. During the first nine months of 2003, the Company participated in the drilling of twenty-three wells. Twelve wells were successfully completed with six dry holes and five presently in process. In addition to the completions of wells spud in 2003, the Company also successfully brought on production three wells that were drilling at year-end 2002.

         Preliminary estimates of crude oil and natural gas reserves, resulting from exploration efforts in 2003, were made by the Company's in-house staff. These estimates indicate reserve additions totaling 99,000 barrels of oil and 1,690,000 mcf of gas from these results. With the Company's production for all of 2002 being 55,000 barrels of oil and 1,047,000 mcf of gas, the current estimated reserve additions represent more than a complete replacement of prior year production.

         For the remainder of 2003, five additional wells are planned for Fort Bend County, Texas following the success of seven wells already drilled in the area this year. The Company's Austin Chalk program will also continue following three successes thus far this year. Three wells are slated to drill this year in the Chalk formation with two additional wells under consideration.

         The Company recently completed shooting a 95 square mile 3-D survey in Calcasieu Parish, Louisiana. This project is in a prolific area and is expected to yield numerous drilling prospects. The data is currently being processed and is expected to begin yielding drilling opportunities in early 2004. Fieldwork on a second large 3-D survey in Alabama began in October of this year. This survey is expected to confirm prospect leads identified with 2-D seismic data. An estimated $400,000 of seismic expenditures is estimated to be incurred and expensed, during the fourth quarter of 2003 for these projects.

               -    General and administrative

         General and administrative expenses decreased $961,000, or 17 percent, in the comparative nine months of 2003. This savings resulted primarily because $536,000 was incurred in the first quarter of 2002 for a due diligence review of the Company's operations following the collapse of Enron Corp., a trading counterparty of the Company. While the review produced no adverse findings, continuous improvement in practices and procedures remains an important goal of the Company. In 2002, the Company also incurred $338,000 of audit expense in connection with a review of the activities of the Company's former marketing joint venture. See also Note (5) of the Unaudited Notes to Consolidated Financial Statements.

               -    Discontinued operations

         The Company's management has decided to withdraw from its New England region retail natural gas marketing business, which was included in the marketing segment. This business unit caused after tax losses totaling $2,862,000 during the nine month period ended September 30, 2003 with $2,053,000 occurring in the first quarter. Such losses resulted from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. January through March 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during January, February and March of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account.

         In June of 2003, two of the Company's New England region customers filed for Chapter 11 bankruptcy. As a result, the Company incurred a $475,000 charge to discontinued operation earnings during the second quarter of 2003 in the form of a provision for bad debts. Presently, the Company has ceased entering into New England region contracts. Existing contract requirements are being met in accordance with their original terms. Expiring contracts are not being renewed and substantially all contracts expire prior to December 31, 2003. With the reduction in volume requirements, the Company does not anticipate further significant losses from this operation. See Note (3) of Notes to Unaudited Consolidated Financial Statements.

               -    Outlook

         Consistent with recent increased economic activity for the United States, beginning in October 2003, demand for the Company's petrochemical trucking services improved. If demand remains strong, a rebound to profitability for the transportation segment will result. Near term profitability from marketing operations is more difficult to assess. The marketplace for crude oil weakened significantly in September 2003 with some subsequent improvement. In any event, marketing margins are expected to remain narrow, constricting profitability. For exploration and production, natural gas prices are holding strong in the $4 to $5 per unit range, a positive development. Coupled with recent volume increases, continued positive results are anticipated and, overall for the Company, further earnings strength is anticipated.

Liquidity and Capital Resources

         During the first nine months of 2003, net cash provided by operating activities totaled $12,609,000. The Company invested $5,572,000 in capital expenditures including $1,651,000 toward marketing operations, $730,000 in transportation operations and $3,191,000 in oil and gas drilling activities. The remaining $7 million of cash flow from operating activities was used to boost cash reserves and generally improve liquidity.

         Included in marketing capital expenditures, the Company invested $700,000 to purchase certain equipment, contracts and a non-compete clause associated with a competitor's withdrawal from the purchase of crude oil in the state of Michigan. This transaction establishes the Company as the dominant purchaser of crude oil in a region that is not likely to attract new competition. For the remainder of 2003, the Company anticipates spending approximately $2.5 million on oil and gas exploration projects including $900,000 of seismic expense. Further, approximately $700,000 will be expended on tractor and trailer equipment additions as present lease financing arrangements mature.

Banking Relationships

         The Company's primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of September 30, 2003 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $4,000,000 as of September 30, 2003. The line of credit loans are scheduled to expire on October 29, 2004, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments. As of September 30, 2003, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of September 30, 2003, the Company had $260,000 of eligible borrowing capacity under this facility. No working capital advances were outstanding as of September 30, 2003. Letters of credit outstanding under this facility totaled approximately $30 million as of September 30, 2003. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

         The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. No working capital advances were outstanding under this facility as of September 30, 2003. Letters of credit outstanding under this facility totaled approximately $10.4 million as of September 30, 2003. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

         2. Mark-to-market earnings are calculated based on stated contract volumes. One of the significant risks associated with the Company's business is to convert stated contract or planned volumes into actual physical commodity movement volumes without a loss of margin. Again the planned profit from such commodity contracts is bunched and front-ended into one period while the risk of loss associated with the difference between actual versus planned production or usage of oil and gas falls in a subsequent period.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company's net property, plant and equipment would be reduced by approximately $9.9 million and $8 million and intangible assets would have increased by a like amount at September 30, 2003 and December 31, 2002, respectively, representing unamortized cost incurred since inception. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flows or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

               -    Interest Rate Risk

         Total long-term debt at September 30, 2003 included $11,475,000 of floating rate debt. As a result, the Company's annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of September 30, 2003. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the nine month period ended September 30, 2003.

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

         Certain forward contracts are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of September 30, 2003 and December 31, 2002 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices at September 30, 2003 is $588,000, all of which will be received during the remainder of 2003. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors that impacted the change in the net value of the Company's risk management assets and liabilities for the nine months ended September 30, 2003 (IN THOUSANDS)

                                                                             2003
                                                                             ----
Net fair value on January 1,...........................................    $    (70)
Activity during 2003
     - Net cash paid on settled contracts..............................         206
     - Net realized loss from prior years' contracts...................        (136)
     - Net unrealized gain from prior years' contracts.................         320
     - Net unrealized gain from current year contracts ................         399
     - Net unrealized loss from current year contracts.................        (131)
                                                                           --------
Net fair value on September 30, .......................................    $    588
                                                                           ========

         Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2003 through September 30, 2003, natural gas price realizations ranged from a monthly low of $4.16 per mmbtu to a monthly high of $25.00 per mmbtu. Oil prices ranged from a low of $24.58 per barrel to a high of $36.14 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $43,000 for the nine-month period ended September 30, 2003.

Forward-Looking Statements--Safe Harbor Provisions

         This report for the period ended September 30, 2003 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management's Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

         A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins,
(c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities (p) commodity price volatility and (q) successful completion of drilling activity.

Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") are communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the Company's third quarter of 2003, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date.

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

31.1 Certification Pursuant to 17 CFR 240.13a-15(e), As Adopted Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002

31.2 Certification Pursuant to 17 CFR 240.13a-15(e), As Adopted Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant To 18 I.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.       Reports on Form 8-K

         A report on Form 8-K dated August 13, 2003 as furnished on August 13, 2003 to announce earnings for the second quarter ended June 30, 2003.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADAMS RESOURCES & ENERGY, INC.
                                            (Registrant)

Date: November 13, 2003                 By  /s/ K. S. Adams, Jr.
                                           --------------------------------
                                            K. S. Adams, Jr.
                                            Chief Executive Officer

                                        By  /s/ Richard B. Abshire
                                           --------------------------------
                                             Richard B. Abshire
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                     Description
-------                                    -----------
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