Form 10-K
period 2003-12-31
ADAMS RESOURCES & ENERGY INC
filed 2004-03-24
CIK 2178

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
         For the Fiscal Year ended December 31, 2003
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from                 to
                                        ---------------    --------------

                          Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     74-1753147
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

        4400 POST OAK PARKWAY STE. 2700
                HOUSTON, TEXAS                               77027
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

         The aggregate market value of the voting stock held by nonaffiliates as of June 30, 2003 was $18,392,692. A total of 4,217,596 shares of Common Stock were outstanding at March 1, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held May 14, 2004 are incorporated by reference in Part III.

                                     PART I

Items 1 and 2. BUSINESS AND PROPERTIES.

         Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Adams Resources & Energy, Inc. is a Delaware corporation organized in 1973. The Company's website is www.adamsresources.com. The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2003 are set forth in Note (10) of Notes to Consolidated Financial Statements included elsewhere herein.

Marketing

         The Company's subsidiary, Gulfmark Energy, Inc. ("Gulfmark"), purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan. During 2003, Gulfmark purchased approximately 85,000 barrels per day of crude oil at the wellhead or lease level. Gulfmark also operates 70 tractor-trailer rigs and maintains over 50 pipeline inventory locations or injection stations. Gulfmark has the ability to barge oil from nine oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 200,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products. Gulfmark arranges transportation for sales to customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil. In addition, the Company owns and operates a 7.5-mile long, six-inch diameter crude oil gathering pipeline in the Louisiana offshore, Ship Shoal area.

         The Company's subsidiary, Adams Resources Marketing, Ltd. ("ARM"), operates as a wholesale purchaser, distributor and marketer of natural gas. ARM's focus is on the purchase of natural gas at the producer level. ARM purchases approximately 317,000 mmbtu of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately 60 independent producers with the primary production areas being the Louisiana and Texas Gulf Coast and the offshore Gulf of Mexico region. ARM provides value added services to its customers by providing access to common carrier pipelines and handling daily volume balancing requirements as well as risk management services.

         Generally, as the Company purchases crude oil and natural gas, it establishes a margin by selling the product for physical delivery to third party users, such as independent refiners, utilities and or major energy companies and other industrial concerns. Through these transactions, the Company seeks to maintain a position that is substantially balanced between commodity purchase volumes versus sales or future delivery obligations. Crude oil and natural gas are generally purchased at indexed prices that fluctuate with market conditions. The product is transported and either sold outright at the field level, or buy-sell arrangements (trades) are made in order to minimize transportation costs or maximize the sales price. Except where back-to-back fixed price arrangements are in place, the contracted sales price is also pegged to an index that fluctuates with market conditions. This reduces the Company's loss exposure from sudden changes in commodity prices. A key element of profitability is the differential between market prices at the field level and at the various sales points. Such price differentials vary with local supply and demand conditions. Unforeseen fluctuations can impact financial results either favorably or unfavorably. It is the Company's policy not to hold crude oil, natural gas, futures contracts or other derivative products for the purpose of speculating on price changes. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

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

         The Company's subsidiary, Ada Resources, Inc. ("Ada"), markets branded and unbranded refined petroleum products, such as motor fuels and lubricants. Ada makes purchases based on the supplier's established distributor prices, with such prices generally being lower than the Company's sales price to its customers. Motor fuel sales include automotive gasoline, aviation gasoline, distillates and jet fuel. Lubricants consist of passenger car motor oils as well as a full complement of industrial oils and greases. Ada is also involved in the railroad servicing industry, including fueling and lubricating locomotives as well as performing routine maintenance on the power units. Further, the United States Coast Guard has certified Ada as a direct-to-vessel approved marine fuel and lube vendor. Ada's marketing area primarily includes the Texas Gulf Coast and southern Louisiana. The primary product distribution and warehousing facility is located on 5.5 Company-owned acres in Houston, Texas. The property includes a 60,000 square foot warehouse, 11,000 square feet of office space and bulk storage for 280,000 gallons of lubricating oil.

Tank Truck Transportation

         The Company's subsidiary, Service Transport Company ("STC") transports liquid chemicals on a "for hire" basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under contracts and on a call and demand basis. Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation. Presently, STC operates 241 truck tractors and 350 tank trailers and maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana, Mobile (Saraland), Alabama and Atlanta (Winder), Georgia. Transportation operations are headquartered at the Houston terminal facility. This terminal is situated on 22 owned acres and includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system. The St. Gabriel, Louisiana terminal is situated on 11.5 owned acres and includes an office building, maintenance bays and tank cleaning facilities.

         STC has maintained its registration to the ISO-9002 Quality Management Standard. The scope of this Quality System Certificate, registered in both the United States and Europe, covers the carriage of bulk liquids throughout the Company's area of operations as well as the tank trailer cleaning facilities and equipment maintenance. STC's quality management process is one of its major assets. The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids continuous improvement in all areas of quality service. In addition to its ISO-9002 certification, the American Chemistry Council recognizes STC as a Responsible Care(C) Partner. Responsible Care(C) Partners are those companies that serve the chemical industry and implement and monitor the seven Codes of Management Practices. The seven codes address compliance and continuing improvement in (1) Community Awareness and Emergency Response, (2) Pollution Prevention, (3) Process Safety,
(4) Distribution, (5) Employee Health and Safety, (6) Product Stewardship and
(7) Security.

Oil and Gas Exploration and Production

         The Company's subsidiary, Adams Resources Exploration Corporation, is actively engaged in the exploration and development of domestic oil and gas properties primarily along the Louisiana and Texas Gulf Coast. Exploration offices are maintained at the Company's headquarters in Houston and the Company holds an interest in 327 wells, of which 44 are Company-operated.

         Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 2003. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

                              Oil Wells                 Gas Wells                   Total Wells
                              ---------                 ---------                   -----------
                            Gross      Net          Gross        Net               Gross    Net
                            -----      ---          -----        ---               -----    ---
Texas.............            65      15.14           70        7.85                135     22.99

Other.............           132       3.49           60        8.30                192     11.79
                             ---       ----           --        ----                ---     -----
                             197      18.63          130       16.15                327     34.78
                             ===      =====          ===       =====                ===     =====

         Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2003. Gross acreage represents the Company's direct ownership and net acreage represents the sum or fractional interests owned.

                             Developed Acreage           Undeveloped Acreage
                             -----------------           -------------------
                            Gross          Net             Gross         Net
                            -----          ---             -----         ---
Texas.............          61,548       11,204            73,823       8,001

Other.............           8,567        1,266             4,238         772
                            ------       ------            ------       -----
                            70,115       12,470            78,061       8,773
                            ======       ======            ======       =====

         Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2003. All drilling activity was onshore in Texas and Louisiana.

                                              2003                  2002                  2001
                                        --------------         --------------         -----------
                                        Gross      Net         Gross      Net         Gross   Net
                                        -----      ---         -----      ---         -----   ---
Exploratory wells drilled
  - Productive..................          7        .49           1        .10           -       -
  - Dry.........................         11       1.03           4       1.08           5     .65

Development wells drilled
  - Productive..................         16       1.42          12        .99          17    1.41
  - Dry.........................          1        .20           4        .22           2     .05

         In addition to the above wells drilled and completed, at year-end 2003, the Company had one well in process, which was successfully completed in 2004.

         Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 2003, are presented in the table below (in thousands).

                                                                                       December 31,
                                                                        ------------------------------------------
                                                                          2003            2002              2001
                                                                          ----            ----              ----
Crude oil (barrels)...........................................              438              579               618
Natural gas (mcf).............................................            8,971            7,480             7,618
Future net cash flows before income taxes.....................          $46,186          $31,385           $16,989
Present value of future net cash flows before
    income taxes..............................................          $27,835          $16,728           $ 9,353

         The estimates of oil and gas reserves and future net revenues from oil and gas reserves were made by the Company's independent petroleum engineers. The reserve value estimates provided at December 31, 2003, 2002 and 2001 are based on year-end market prices of $30.15, $27.94 and $17.55 per barrel for crude oil and $5.71, $4.20 and $2.34 per mcf for natural gas, respectively.

         Reserve estimates are based on many judgmental factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data, the current prices being received and reservoir engineering data, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and gas producing properties. Such estimates do not necessarily portray a realistic assessment of current value or future performance of such properties. Such revenue calculations are based on estimates as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions have been made with respect to pricing. The estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

         The Company's oil and gas production for the three years ended December 31, 2003 was as follows:

         Years Ended                       Crude Oil                 Natural
         December 31,                      (barrels)                Gas (mcf)
         ------------                      ---------                ---------
2003............................            61,900                 1,239,000
2002............................            55,000                 1,047,000
2001............................            64,000                 1,031,000

         Certain financial information relating to the Company's oil and gas activities is summarized as follows:

                                                               Years Ended December 31,
                                                              --------------------------
                                                              2003        2002      2001
                                                              ----        ----      ----
Average oil and condensate
    sales price per barrel...........................        $ 30.67    $ 26.10    $27.08
Average natural gas
    sales price per mcf..............................        $  5.23    $  3.17    $ 4.23
Average production cost, per equivalent
     barrel, charged to expense......................        $  8.48    $  9.10    $ 9.08

         For comparative purposes, prices received by the Company's oil and gas division at varying points in time during 2003 were as follows:

                                                       Crude Oil                  Natural Gas
                                                       ---------                  -----------
Average Annual Price for 2003 ................     $30.67 per barrel             $5.23 per mcf
Average Price for December 2003 ..............     $29.87 per barrel             $4.45 per mcf
Price at December 31, 2003....................     $30.15 per barrel             $5.71 per mcf

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

         North Sea Exploration License-- The Company holds an undivided 25 percent interest in an offshore block in the United Kingdom sector of the Central North Sea. Rights to the Block were awarded in 2003 under the United Kingdom's 21st licensing round and is one of the new Promote Licenses. A Promote License affords the opportunity to analyze and assess the licensed acreage for an initial two-year period without the stringent financial requirements of the more traditional Exploration License. The two-year licensing period also provides sufficient time to promote the actual drilling of a well to potential third party investors. The original plan, as approved by the UK Department of Trade & Industry, requires the reprocessing of existing seismic data and the submittal of a drilling plan within two years from the effective date (October 1, 2003). The Company and its joint interest partners expect to confirm the existence of an exploration prospect that will be promoted to other investors prior to drilling. The Block is located approximately 200 miles east of Aberdeen, Scotland not far from the Forties and Buchan Fields. None of the Company's partners in the Block are affiliates of the Company.

         Reference is made to Note (14) of the Notes to Consolidated Financial Statements for additional disclosures relating to oil and gas exploration and production activities.

Environmental Compliance and Regulation

         The Company is subject to an extensive variety of evolving United States federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. Presented below is a non-exclusive listing of the environmental laws that potentially impact the Company's activities. Also presented is additional discussion about the regulatory environment of the Company.

         - The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended.

         - Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), as amended.

         -    The Clean Water Act of 1972, as amended.

         -    Federal Oil Pollution Act of 1990, as amended.

         -    The Clean Air Act of 1970, as amended.

         -    The Toxic Substances Control Act of 1976, as amended.

         -    The Emergency Planning and Community Right-to-Know Act.

         -    The Occupational Safety and Health Act of 1970, as amended.

         -    Texas Clean Air Act.

         -    Texas Solid Waste Disposal Act.

         -    Texas Water Code.

         -    Texas Oil Spill Prevention and Response Act of 1991, as amended.

         Railroad Commission of Texas ("RRC")--The RRC regulates, among other things, the drilling and operation of oil and gas wells, the operation of oil and gas pipelines, the disposal of oil and gas production wastes and certain storage of unrefined oil and gas. RRC regulations govern the generation, management and disposal of waste from such oil and gas operations and provide for the clean up of contamination from oil and gas operations. The RRC has promulgated regulations that provide for civil and/or criminal penalties and/or injunctive relief for violations of the RRC regulations.

         State and Local Government Regulation--Many states are authorized by the Environmental Protection Agency ("EPA") to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state and local authorities that regulate the environment, some of which impose more stringent environmental standards than federal laws and regulations. The penalties for violations of state law vary, but typically include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance.

         Oil and Gas Operations--The Company's oil and gas drilling and production activities are subject to laws and regulations relating to environmental quality and pollution control. One aspect of the Company's oil and gas operation is the disposal of used drilling fluids, saltwater, and crude oil sediments. In addition, low-level naturally occurring radiation may, at times, occur with the production of crude oil and natural gas. The Company's policy is to comply with environmental regulations and industry standards. Environmental compliance has become more stringent and the Company, from time to time, may be required to remediate past practices. Management believes that such required remediations in the future, if any, will not have a material adverse impact on the Company's financial position or results of operations.

         All states in which the Company owns significant producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. Regulations typically require permits for the drilling of wells and regulate the spacing of wells, the prevention of waste, protection of correlative rights, the rate of production, prevention and clean-up of pollution and other matters.

         Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks. The EPA's Office of Underground Tanks and applicable state laws have established regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and non-sudden accidental releases arising from operating underground tanks. In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks. Should leakage develop in an underground tank, the Company would be obligated for clean up costs. The Company has secured insurance covering both third party liability and clean up costs. Currently, the Company has three active underground storage tanks.

         Transportation Operations--The Company's tank truck operations are conducted pursuant to authority of the United States Department of Transportation ("DOT") and various state regulatory authorities. The Company's transportation operations must also be conducted in accordance with various laws relating to pollution and environmental control. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations also require mandatory drug testing of drivers and require certain tests for alcohol levels in drivers and other safety personnel. The trucking industry is subject to possible regulatory and legislative changes such as increasingly stringent environmental regulations or limits on vehicle weight and size. Regulatory change may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. In addition, the Company's tank wash facilities are subject to increasingly more stringent local, state and federal environmental regulations.

         As a result of terrorist events, the Company has increased security procedures for drivers and terminal facilities. Satellite tracking transponders installed in the power units are used to communicate "all is well" messages back to the driver's home terminal. The transponders are also equipped with a "distress button" to notify the dispatcher that the driver is in immediate distress. The dispatcher notifies local law enforcement agencies. The "Track and Trace" feature of the Company's website is able to advise a customer of the status and location of their loads, and show that customer a picture of the driver that is delivering the load. Remote cameras and better lighting coverage in the staging and parking areas have augmented terminal security.

         Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company's facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s), which could materially and adversely affect the Company's business. While the Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, the Company, given the nature of its business, is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company. At December 31, 2003, the Company is unaware of any unresolved environmental issues for which an accounting accrual is necessary.

Employees

         At December 31, 2003 the Company employed 634 persons, 14 of whom were employed in the exploration and production of oil and gas, 243 in the marketing of crude oil, natural gas and petroleum products, 367 in transportation operations and 10 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

Federal and State Taxation

         The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). In accordance with the Code, the Company computes its income tax provision based on a 34 percent tax rate. The Company's operations are, in large part, conducted within the State of Texas. As such, the Company is subject to a 4.5 percent state tax on corporate net taxable income as computed for federal income tax purposes. Oil and gas activities are also subject to state and local income, severance, property and other taxes. Management believes the Company is currently in compliance with all federal and state tax regulations.

Forward-Looking Statements -- Safe Harbor Provisions

         This annual report for the year ended December 31, 2003 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Production and Reserve Information, (b) Competition, (c) Regulatory Status and Potential Environmental Liability, (d) Management's Discussion and Analysis of Financial Condition and Results of Operations, (e) Liquidity and Capital Resources, (f) Critical Accounting Policies and Use of Estimates, (g) Quantitative and Qualitative Disclosures about Market Risk, (h) Income Taxes, (i) Concentration of Credit Risk, (j) Price Risk Management Activities, and (k) Commitments and Contingencies, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

         With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Commission from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

         Continued financial instability and national security threats exist.

         The terrorist attacks of September 11, 2001, and the ongoing conflict in Iraq has caused instability in the global financial markets and may generate global economic instability. The continued threat of terrorism and the impact of military or other action have led to, and may lead to additional, volatility in prices for oil and gas and could affect the markets for our operations. Further, the United States government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. These developments have subjected operations to increased risk and have prompted the Company to adopt additional security measures that could result in increased costs. Depending on the ultimate magnitude of any financial volatility, terrorist attack, military action or security threat, there could be a material adverse affect on the Company's business.

         Fluctuations in oil and gas prices could have an effect on the Company.

         The company's future financial condition, revenues, results of operations and future rate of growth are materially affected by oil and gas prices. Oil and gas prices historically have been volatile and are likely to continue to be volatile in the future. Moreover, oil and gas prices depend on factors outside the control of the Company. These factors include

         - supply and demand for oil and gas and expectations regarding supply and demand;

         - political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas;

         -    economic conditions in the United States and worldwide;

         -    governmental regulations;

         -    the price and availability of alternative fuel sources;

         -    weather conditions;

         -    market uncertainty; and

         -    worldwide economic conditions.

         Revenues are generated under contracts that must be periodically renegotiated.

         Substantially all of the Company's revenues are generated under contracts which expire periodically or which must be frequently renegotiated, extended or replaced. Whether these contracts are renegotiated, extended or replaced is often times subject to factors beyond the Company's control. Such factors include sudden fluctuations in oil and gas prices, counterparty ability to pay for or accept the contracted volumes and most importantly, an extremely competitive marketplace for the services offered by the Company. There is no assurance that the costs and pricing of the Company's services can remain competitive in the marketplace.

         Anticipated or scheduled volumes will differ from actual or delivered volumes.

         The Company's crude oil and natural gas marketing operation purchases initial production of crude oil and natural gas at the wellhead under contracts requiring the Company to accept the actual volume produced. The resale of such production is generally under contracts requiring a fixed volume to be delivered. The Company estimates anticipated supply and matches such supply estimate for both volume and pricing formulas with committed sales volumes. Since actual wellhead volumes produced will never equal anticipated supply, the Company's marketing margins may be adversely impacted. In many instances, any losses resulting from the difference between actual supply volumes compared to committed sales volumes must be absorbed by the Company.

         Environmental liabilities and environmental regulations may have an effect on the Company.

         The Company's business is subject to environmental hazards such as spills, leaks or any discharges of petroleum products and hazardous substances. These environmental hazards could expose the Company to material liabilities for property damage, personal injuries and/or environmental harms, including the costs of investigating and rectifying contaminated properties.

         Environmental laws and regulations govern several aspects of the Company's business, such as drilling and exploration, production, transportation and waste management. Compliance with environmental laws and regulations can require significant costs or may require a decrease in production. Moreover, noncompliance with these laws and regulations could subject the Company to significant administrative, civil or criminal fines or penalties.

         Counterparty credit default could have an effect on the Company.

         The Company's revenues are generated under contracts with various counterparties. Results of operations would be adversely affected as a result of non-performance by any of these counterparties of their contractual obligations under the various contracts. A counterparties' default or non-performance could be caused by factors beyond our control. A default could occur as a result of circumstances relating directly to the counterparty, or due to circumstances caused by other market participants which have a direct or indirect relationship with such counterparty. We seek to mitigate the risk of default by evaluating the financial strength of potential counterparties, however, despite our mitigation efforts, defaults by counterparties may occur from time to time.

         The Company's business is dependent on the ability to obtain credit.

         The Company's future development and growth depends in part on its ability to successfully enter into credit arrangements with banks, suppliers and other parties. Credit agreements are relied upon as a significant source of liquidity for capital requirements not satisfied by operating cash flow. If the Company is unable to obtain credit on reasonable and competitive terms, its ability to continue exploration, pursue improvements, make acquisitions and continue future growth will be limited.

         Operations could result in liabilities that may not be fully covered by insurance.

         The oil and gas business involves certain operating hazards such as well blowouts, explosions, fires and pollution. Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose the Company to liability. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition, or could result in a loss of our properties and may even threaten survival of the enterprise.

         Consistent with the industry standard, the Company's insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. Insurance might be inadequate to cover all liabilities. Moreover, obtaining insurance for the Company's line of business has become increasingly difficult and costly over the past several years. The cost of insurance has increased substantially. Insurance costs are expected to continue increasing over the next few years and as a result coverage may decrease and more risk may be retained to offset future cost increases. If substantial liability is incurred and the damages are not covered by insurance or exceed policy limits, then the Company's operation could be materially adversely affected.

         Changes in tax laws or regulations could adversely effect the Company.

         The Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation. The Company cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any such legislative action may prospectively or retroactively modify tax treatment and, therefore, may adversely affect taxation of the Company.

         The Company's business is subject to changing government regulations.

         Federal, state or local government agencies may impose environmental, tax, labor or other regulations that increase costs and/or terminate or suspend operations. The Company's business is subject to federal, state and local laws and regulations. These regulations relate to, among other things, the exploration, development, production and transportation of oil and gas. Existing laws and regulations could be changed, and any changes could increase costs of compliance and costs of operations.

         Current and future litigation could have an effect on the Company.

         The Company is currently involved in several administrative and civil legal proceedings. Moreover, as incident to operations, the Company sometimes becomes involved in various lawsuits and/or disputes. Lawsuits and other legal proceedings can involve substantial costs, including costs of investigation, litigation and possibly settlement or judgment, penalty or fine. Although insurance is maintained to mitigate these costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. The Company's results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

         Estimating reserves, production and future net cash flow is difficult.

         Estimating oil and gas reserves is a complex process that involves significant interpretations and assumptions. It requires interpretation of technical data and assumptions relating to economic factors, such as future commodity prices, production costs, severance and excise taxes, capital expenditures and remedial costs, and the assumed effect of governmental regulation. As a result, actual results may differ from our estimates. Also, the use of a 10 percent discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business is subject. Any significant variations from our estimates could cause the estimated quantities and net present value of our reserves to differ materially.

         The reserve data included in this report represent only estimates. The reader should not assume that the present values referred to in this report represent the current market value of our estimated oil and gas reserves. The timing of the production and the expenses from development and production of oil and gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value.

         The Company's business is dependent on the ability to replace reserves.

         Future success depends in part on the Company's ability to find, develop and acquire additional oil and gas reserves. Without successful acquisition or exploration activities, reserves and revenues will decline as a result of current reserves being depleted by production. The successful acquisition, development or exploration of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. These assessments are necessarily inexact. As a result, the Company may not recover the purchase price of a property from the sale of production from the property, or may not recognize an acceptable return from properties acquired. In addition, exploration and development operations may not result in any increases in reserves. Exploration or development may be delayed or canceled as a result of inadequate capital, compliance with governmental regulations or price controls or mechanical difficulties. In the future, the cost to find or acquire additional reserves may become unacceptable.

         Fluctuations in commodity prices could have an effect on the Company.

         Revenues depend on volumes and rates, both of which can be affected by the prices of oil and gas. Decreased prices could result in a reduction of the volumes purchased or transported by our customers. The success of our operations is subject to continued development of additional oil and gas reserves. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for processing and transmission. Fluctuations in energy prices are caused by a number of factors, including:

         -    regional, domestic and international supply and demand;

         -    availability and adequacy of transportation facilities;

         -    energy legislation;

         - federal and state taxes, if any, on the sale or transportation of natural gas;

         -    abundance of supplies of alternative energy sources;

         -    political unrest among oil producing countries;

         - and opposition to energy development in environmentally sensitive areas.

         Revenues are dependent on the ability to successfully complete drilling activity.

         Drilling and exploration are one of the main methods of replacing reserves. However, drilling and exploration operations may not result in any increases in reserves for various reasons. Drilling and exploration may be curtailed, delayed or cancelled as a result of:

         -    lack of acceptable prospective acreage;

         -    inadequate capital resources;

         -    weather;

         -    title problems;

         -    compliance with governmental regulations; and

         -    mechanical difficulties.

         Moreover, the costs of drilling and exploration may greatly exceed initial estimates. In such a case, the Company would be required to make additional expenditures to develop our drilling projects. Such additional and unanticipated expenditures could adversely affect our financial condition and results of operations.

Item 3. LEGAL PROCEEDINGS

         On August 30, 2000, CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit initially proposed a tax assessment of $8.3 million plus penalties and interest. CJC protested the assessment and set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal. In October 2003, CJC resolved this matter by payment of $40,000 to the State in full settlement of all issues included therein. Such settlement payment was expensed in fourth quarter 2003 results.

         On July 31, 2002, pursuant to a workmen's compensation claim filed by the family of a deceased employee, the plaintiffs in the workmen's compensation case also filed a complaint with the Occupational Safety and Health Administration ("OSHA"). The OSHA complaint alleging that the Company's wholly owned subsidiary, Service Transport Company, failed to produce employee exposure and other records including air sampling data and medical monitoring records from years 1989 through 1997. The Company responded to the alleged violations denying that it failed to produce such data. To date, the Company has not received a response from OSHA and no further action from OSHA is expected.

         In April 2003, Gulfmark Energy Marketing, Inc a wholly owned subsidiary of the company previously involved in a crude oil marketing joint venture, received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. This claim is further described in Note (11) of Notes to Consolidated Financial Statements. Management believes the claims made for the arbitration are not consistent with the terms of the joint venture agreement. Further, management does not believe a re-audit or arbitration of this matter will have a significant adverse effect on the Company's financial position or results of operations.

         From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims and other items of general liability as would be typical for the industry. Except as disclosed herein, management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The persons who are currently serving as executive officers of the Company or its subsidiaries, their ages and the positions they hold with the Company are as follows:

       Name                                     Age                      Positions with the Company
       ----                                     ---                      --------------------------
K. S. Adams, Jr.                                 81           Chairman, President and Chief Executive Officer
Vincent H. Buckley                               81           Executive Vice President and General Counsel
Claude H. Lewis                                  60           Vice President-Land Transportation
Richard B. Abshire                               51           Vice President-Finance
Juanita G. Simmons                               49           Vice President-Gulfmark Energy, Inc.
John M. Fetzer                                   50           President-Gulfmark Energy, Inc.
James Brock Moore                                63           President-Adams Resources Exploration Corp.
Lee A. Beauchamp                                 51           President-Ada Resources, Inc.
David B. Hurst                                   51           Secretary

         Each officer has served in his present position for at least five years except Mr. Buckley and Mr. Fetzer. For the five years prior to joining the Company, Mr. Buckley was Of Counsel to the law firm of Locke Liddell & Sapp LLP, and Mr. Fetzer was Executive Vice President of Genesis Energy, LP. No family relationship exists between any of the officers. Mr. Hurst is a partner in the law firm of Chaffin & Hurst. The Company has been represented by Chaffin & Hurst since 1974 and plans to use the services of that firm in the future. Chaffin & Hurst currently lease office space from the Company. Transactions with Chaffin & Hurst are on the same terms as those prevailing at the time for comparable transactions with unrelated entities.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 2002.

                                                                             American Stock Exchange
                                                                             -----------------------
                                 Year                                          High            Low
                                 ----                                          ----            ---
2002
   First Quarter..............................................               $ 10.55         $ 7.35
   Second Quarter.............................................                  8.85           6.00
   Third Quarter..............................................                  6.43           3.80
   Fourth Quarter.............................................                  5.40           3.96

2003
   First Quarter..............................................               $  6.50         $ 5.35
   Second Quarter.............................................                 10.45           5.57
   Third Quarter..............................................                 10.82           8.65
   Fourth Quarter.............................................                 13.96          10.06

         At March 10, 2004 there were 358 holders of record of the Company's common stock and the closing stock price was $13.55 per share. The Company has no securities authorized for issuance under equity compensation plans.

         On December 15, 2003 the Company paid an annual cash dividend of $.23 per common share to common stock holders of record on December 3, 2003. On December 17, 2002 and December 17, 2001 the Company paid an annual cash dividend of $.13 per common share to common stock holders of record on December 2, 2002 and December 3, 2001, respectively. Such dividends totaled $970,047 for 2003 and $548,000 for each of 2002 and 2001.

         The terms of the Company's bank loan agreement require the Company to maintain consolidated net worth in excess of $33,634,000. Should the Company's net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company's common stock.

Item 6. SELECTED FINANCIAL DATA

                   FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

                                                                   Years Ended December 31,
                                         -----------------------------------------------------------------------------
                                            2003           2002              2001              2000           1999
                                         -----------    -----------       -----------       -----------    -----------
                                                              (In thousands, except per share data)
Revenues:
    Marketing ........................   $ 1,677,728    $ 1,726,194       $ 3,444,050       $ 5,743,500    $ 3,761,730
    Transportation ...................        35,806         36,406            33,149            35,824         35,559
    Oil and gas ......................         8,395          4,750             6,111             6,059          3,441
                                         -----------    -----------       -----------       -----------    -----------
                                         $ 1,721,929    $ 1,767,350       $ 3,483,310       $ 5,785,383    $ 3,800,730
                                         ===========    ===========       ===========       ===========    ===========

Operating earnings:
    Marketing ........................   $    12,244    $    10,872       $    (8,846)(2)   $    16,362    $    10,424
    Transportation ...................           973          2,142             1,053             2,311          3,495
    Oil and gas ......................         2,310           (633)(1)           693             1,624           (520)
    General and administrative .......        (6,299)        (7,259)           (7,165)           (6,221)        (4,819)
                                         -----------    -----------       -----------       -----------    -----------
                                               9,228          5,122           (14,265)           14,076          8,580
Other income (expense):
    Interest income ..................           362            115               456             1,233            565
    Interest expense .................          (108)          (117)             (128)             (172)           (75)
                                         -----------    -----------       -----------       -----------    -----------
Earnings (loss) from continuing
    operations before income taxes
    and cumulative effect of
    accounting change ................         9,482          5,120           (13,937)           15,137          9,070

Income tax provision (benefit) .......         3,056          1,751            (4,776)            5,495          2,683
                                         -----------    -----------       -----------       -----------    -----------
Earnings (loss) from continuing
    operations .......................         6,426          3,369            (9,161)            9,642          6,387
Earnings (loss) from discontinued
    operations, net of taxes .........        (3,232)        (1,917)            4,537              (802)             -
                                         -----------    -----------       -----------       -----------    -----------
Earnings (loss) before cumulative
    effect of accounting change ......         3,194          1,452            (4,624)            8,840          6,387
Cumulative effect of accounting
    change, net of taxes .............           (92)             -                55                 -              -
                                         -----------    -----------       -----------       -----------    -----------
Net earnings (loss) ..................   $     3,102    $     1,452       $    (4,569)      $     8,840    $     6,387
                                         ===========    ===========       ===========       ===========    ===========

EARNINGS (LOSS) PER SHARE:
    From continuing operations .......   $      1.53    $       .79       $     (2.17)      $      2.29    $      1.51
    From discontinued operations .....          (.77)          (.45)             1.08              (.19)             -
    Cumulative effect of
       accounting change .............          (.02)             -               .01                 -              -
                                         -----------    -----------       -----------       -----------    -----------
Basic earnings (loss) per share ......   $       .74    $       .34       $     (1.08)      $      2.10    $      1.51
                                         ===========    ===========       ===========       ===========    ===========

Dividends per common share ...........   $       .23    $       .13       $       .13       $       .13    $       .10
                                         ===========    ===========       ===========       ===========    ===========

FINANCIAL POSITION

Working capital ......................   $    32,986    $    31,292       $    30,334       $    32,656    $    19,438
Total assets .........................       210,261        202,120           227,027           448,044        293,048
Long-term debt, net of
    current maturities ...............        11,475         11,475            12,475            11,900          9,900
Shareholders' equity .................        42,232         40,100            39,196            44,313         36,021
Dividends on common shares ...........           970            548               548               548            422

----------------------
(1) The 2002 oil and gas loss includes $1.7 million in dry hole costs and property valuation write-downs.

(2) The 2001 marketing loss includes $8 million in charges related to inventory price declines and a $1.5 million bad debt provision in connection with the Enron bankruptcy.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

              -  Marketing

         Marketing segment revenues and operating earnings were as follows (in thousands):

                                                         2003              2002                 2001
                                                     ------------       -----------         -----------
Revenues....................................         $  1,677,728       $ 1,726,194         $ 3,444,050

Operating Earnings (Loss)...................         $     12,244       $    10,872         $    (8,846)

Depreciation................................         $      1,397       $     1,611         $     2,600

         Marketing segment operating statistics were as follows:

                                                             2003                   2002                    2001
                                                        --------------         ---------------          --------------
Wellhead Purchases per day (1)
   - Crude Oil...................................         85,000 bbls           101,000 bbls             130,000 bbls
   - Natural Gas.................................        317,000 mmbtu          482,000 mmbtu            796,000 mmbtu

Average Price
   - Crude Oil...................................       $  29.80/bbl           $  24.18/bbl             $  24.59/bbl
   - Natural Gas.................................       $   5.28/mmbtu         $   3.10/mmbtu           $   4.07/mmbtu

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

         Gross revenues for the marketing operation were essentially flat for 2003 compared to 2002 as crude oil price increases were offset by reductions in crude oil purchase volumes. In contrast, gross revenues for the marketing division decreased by $1.7 billion or 50 percent for 2002 relative to 2001 revenues. This trend resulted because during 2000 and 2001, management was reducing its scope of operations including the October 2001 sale of the Company's onshore Texas crude oil pipeline and related withdrawal from a six county area. The strategy to reduce the size of operations was originally implemented because management believed its capital structure was not sufficient to safely support the expanded level of business existing at the time. With Enron Corp. filing for bankruptcy in December

2001, credit support for the crude oil and natural gas industries became of paramount importance. Numerous industry participants either withdrew or significantly curtailed their activities within the crude oil and natural gas marketplace. Spurred by the fallout from Enron, the contraction in volumes and revenues continued during 2002. In response, the Company concentrated its crude oil operation in its areas of strength including Central and South Texas, the onshore Louisiana Gulf Coast and the State of Michigan. For natural gas, the Company continues to focus on offshore Gulf of Mexico supply and those pipeline pooling points with multiple delivery connections in order to increase flexibility and end-market options. Management believes the contraction of volumes has stabilized at present levels. While volume growth is not anticipated for 2004, management believes that profitability can be maintained within the present, more manageable level of activity.

         The $1.4 million or 13 percent operating earnings increase for 2003 resulted from improved per unit margins for both crude oil and natural gas. Most notably in the first half of the year, the war in Iraq caused elevated demand for near term or prompt month crude oil prices. This presented premium value opportunities for resale of the crude oil being acquired by the Company. In addition, per unit margins for natural gas also improved during 2003 as a result of reduced competition in this sector of the marketplace. Also during 2003, the Company reduced marketing operating expenses by $1.6 million from the reversal of previously recorded accrual items, resulting from the final true-up of the accounting for such items.

         Comparing 2002 marketing earnings relative to 2001, the market conditions for crude oil purchase and sale margins were significantly improved due to Iraqi war fears and production problems in Venezuela. These issues caused a significant prompt or current month premium and led to increased margins. In addition to margin improvement, domestic crude oil prices rose from the $19 per barrel range at year-end 2001 to the $30 range by year-end 2002. As part of the Company's strategy to reduce its exposure to price fluctuation, during 2002, the Company chose to liquidate lower priced inventory into a relatively high value market which increased operating margins by $1.1 million. In contrast with 2001, prompt month prices became exceptionally weak and normal margins narrowed. Further, due to declining crude oil prices that were accelerated by the events of September 11, 2001, the Company recognized approximately $7.2 million in charges related to crude oil inventory liquidations and valuation write-downs. Operating earnings for 2001 were also adversely impacted by a $1.5 million bad debt provision resulting from the Enron bankruptcy.

         Of particular significant effect on 2002 operating earnings was the earning of fee income totaling $2,433,000 during the first six months of 2002. This fee originated pursuant to the terms of the agreement to dissolve the Williams-Gulfmark joint venture. Effective with November 2001 business, the Company began to earn fees approximating $400,000 per month based on the quantity of crude oil being purchased by the former co-venture participant in the offshore Gulf of Mexico region. Unfortunately, effective with July 2002 business, credit constraints caused the former venture participant to substantially curtail and ultimately cease its purchases of the crude oil in the region. As a result, the Company recorded no fee income during the remainder of 2002 and no such fee is anticipated in future periods. The Company and the co-venture participant continue to cooperate in the final wind-down and settlement of open trade account items. As of December 31, 2003 the venture's remaining trade accounts due totaled approximately $3.1 million and trade accounts payable totaled approximately $6.8 million. As the venture either collects or funds cash proceeds in settlement of such accounts, the Company will receive or pay its pro-rata 50 percent share of such cash proceeds or requirements. See also Note (11) of the Notes to Consolidated Financial Statements.

              -    Transportation

         The transportation segment continued to face a generally stagnant marketplace in both 2003 and 2002, as has been the situation since the second quarter of 2000. Revenues and operating earnings were as follows (in thousands):

                                             2003                      2002                          2001
                                   ------------------------   ------------------------      -------------------------
                                     Amount       Change(1)     Amount       Change(1)        Amount        Change(1)
                                   ----------     ---------   ----------     ---------      ----------      ---------
Revenues......................     $   35,806        (2%)     $   36,406        10%         $   33,149         (7%)

Operating Earnings............     $      973       (55%)     $    2,142       103%         $    1,053        (55%)

Depreciation..................     $    2,093        14%      $    1,838        11%         $    1,660         13%

--------------------
(1) Represents the percentage increase (decrease) from the prior year.

         Results from the transportation segment are closely tied to trends for the United States economy in general and more specifically, to the domestic petrochemical industry. As a common carrier transporter of bulk liquid chemicals, demand for the Company's services is closely tied to the economic activity of domestic manufacturers of petrochemicals. For most of 2003, a weak U.S. economy and high natural gas feedstock costs served to suppress demand. The reduced demand picture was aggravated by high maintenance costs of an aging fleet, driver recruitment and retention issues, inflated insurance costs, fuel cost increases, heightened security concerns and low competitive freight rates. There was however, a spark in demand during portions of the fourth quarter of 2003 that has carried forward in 2004.

         Due to the fixed cost component of the trucking operation, as revenues are reduced, operating earnings decline at a faster rate. Operating earnings were reduced in 2003 because of higher diesel fuel prices and insurance cost increases. Fuel costs increased by $369,000 or 10 percent for 2003, consistent with higher average crude oil prices. Insurance expense increased by $957,000 or 25 percent consistent with the general trend of escalating insurance costs. Partially offsetting increased costs and reduced demand was a $351,000 gain recorded upon the sale of 60 used truck tractors. These units were replaced with 60 new units obtained under an operating lease.

         Based on its current infrastructures, the Company's transportation segment is designed to maximize efficiency and earnings at a level of revenues approaching $42 million per year. When profitable demand is short of designed capacity, earnings are reduced and become a function of the current level of demand and the Company's ability to control costs. Because of the fixed cost component of operating expenses, operating earnings when expressed as a percentage change will increase or decrease relatively faster than the rate of increase or decrease existing for revenues. Management believes that if escalating insurance and fuel costs subside, 2004 is potentially a turnaround year for this operation. Further, since a number of weaker competitors have left the industry, a demand surge should create positive upward pressure on freight rates. All of this should enhance profitability in 2004.

                  -        Oil and Gas

         Oil and gas segment revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices. Comparative amounts are as follows (in thousands):

                                                 2003            2002               2001
                                               --------        ---------         ---------
Revenues....................................   $  8,395        $   4,750         $   6,111

Operating Earnings (Loss)...................   $  2,310        $    (633)        $     693

Depreciation and Depletion..................   $  2,175        $   2,116         $   2,456

         Production volumes and price information is as follows:

                                                                      2003                   2002                    2001
                                                                 ---------------        --------------         ---------------
Production Volumes
        -   Crude Oil...................................             61,900 bbls           55,000 bbls             64,000 bbls
        -   Natural Gas.................................           1,239,000 mcf         1,047,000 mcf           1,031,000 mcf

Average Price
        -   Crude Oil...................................         $     30.67/bbl        $   26.10 /bbl         $    27.08 /bbl
        -   Natural Gas.................................         $      5.23/mcf        $     3.17/mcf         $      4.23/mcf

         As shown above, improved oil and gas division revenues and operating earnings in 2003 resulted from increased crude oil and natural gas production volumes as well as higher prices for both crude oil and natural gas. Recent results from exploration efforts caused the production volume increases. During 2003, the Company participated in the drilling of thirty-six wells. Twenty-three wells were successfully completed with twelve dry holes and one well in process at year-end. In addition to the completions of wells spud in 2003, the Company also successfully brought on production three wells that were drilling at year-end 2002. The well in process at December 31, 2003 was subsequently brought on production in the first quarter of 2004.

           Oil and gas revenues and operating earnings for 2002 were reduced relative to 2001 primarily because of declining natural gas prices from an average of $4.23/mcf in 2001 to $3.17/mcf in 2002. An additional factor contributing to reduced 2002 earnings were dry hole and other exploration expenses totaling $1,177,000 in 2002 as compared to $821,000 for 2001 and $1,638,000 for 2003.

         The results of 2003 exploration efforts yielded estimated reserve additions totaling 144,000 barrels of oil and 2,693,000 mcf of gas. With the Company's production for 2003 being 61,900 barrels of oil and 1,239,000 mcf of gas, the estimated reserve additions for 2003 represent more than a complete replacement of current production. Estimated future net cash flow before income taxes from oil and gas properties was increased from $31,385,000 at year-end 2002 to $46,186,000 at year-end 2003.

         Justified by improved commodity prices, 2003 was the Company's most active year of drilling since the early 1990's. During the year, in Fort Bend County, Texas, the Company participated in the drilling of fifteen wells with ten productive and five dry holes. The success in this area is the result of the culmination of work done on two large 3-D seismic acquisitions made in 1999. Together with its joint interest partners, the Company plans to expand exploration in this area in 2004 by acquiring additional existing seismic data and applying the same techniques that were successful in 2003.

         In Calcasieu Parish, Louisiana, the Company drilled eight wells in 2003 with two dry holes. With its joint interest partners, the Company hopes to continue this success by exploiting a large 3-D survey that was completed in 2003. The data obtained from this survey was processed and is yielding multiple prospects to drill in 2004. The first of these is scheduled to spud in April 2004. For the Austin Chalk field of central Texas, drilling continued in 2003 with four wells being successfully completed and two wells scheduled for 2004. In Alabama, fieldwork on a large 3-D seismic survey began in October 2003. Recording of data began in 2004 and is expected to conclude by mid-year. The Alabama 3-D survey should confirm several prospect leads and the first well could spud as early as the upcoming fourth quarter. The Company is also participating in the drilling of a rank wildcat well in Edwards County, Texas. Although high in risk with a low chance of success, if this well is successful, the Company will be participating with a three percent working interest in the exploitation of approximately 40,000 acres.

         The Company has obtained a 25 percent equity interest in an offshore block in the central sector of the UK North Sea. The block, 21-1b, was awarded in August 2003 as a new promote license being offered by the Department of Trade and Industry in the recently completed 21st round. As a participant in this block together with its joint interest partners, the Company has two years to acquire existing 3-D seismic and reprocess it in order to develop a drillable prospect. The terms of the license do not include a well commitment. This project has large upside potential with minimal up front cost. Work on reprocessing the seismic began in January 2004 with results anticipated by the end of the second quarter. If a prospect is confirmed, the Company and its joint interest partners will seek an additional participant to drill the well on a promoted basis in order to provide limited capital exposure on the initial exploratory well.

                  -        General and administrative

         General and administrative expenses decreased $960,000, or 13 percent, for 2003 relative to 2002. This savings resulted in part because $536,000 was incurred in 2002 for a due diligence review of the Company's operations following the collapse of Enron Corp., a trading counterparty of the Company. While the review produced no adverse findings, continuous improvement in practices and procedures remains an important goal of the Company. In 2002, the Company also incurred $338,000 of audit expense in connection with a review of the activities of the Company's former marketing joint venture. See also Note
(11) of Notes to Consolidated Financial Statements.

                  -        Discontinued operations

         During 2003, the Company's management decided to withdraw from its New England region retail natural gas marketing business, which was included in the marketing segment. This business unit caused after tax losses totaling $3,232,000 during 2003 with $2,053,000 occurring in the first quarter. Such losses resulted from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. January through March 2003 was abnormally cold and, due to strong demand conditions, natural gas prices were elevated. As a result, during that period, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account.

         Presently, the Company has ceased entering into New England region contracts. Existing contract requirements are being met in accordance with their original terms. Expiring contracts were not renewed and substantially all contracts expired prior to December 31, 2003. Additionally, effective November 1, 2003, the Company entered into an agreement with a third party to hire the Company's personnel and assume associated office operating lease obligations. Management believes that no significant severance or shutdown costs will be incurred as a result of discontinuance of this operation. Activity in 2004 consists of collecting accounts receivable and honoring the remaining less than 5 percent of contracts that extended into the new year. With the reduction in volume requirements for 2004, the Company does not anticipate further significant losses from this operation. See Note (3) of Notes to Consolidated Financial Statements.

                  -     Outlook

         With the issue of the New England operation resolved, 2004 looks to be a promising year. A current problem is the ever-increasing cost of all forms of insurance, including general liability, automobile, workers compensation and employee medical insurance. In 2003, the Company's insurance cost totaled $9.9 million, a 98 percent increase in just two years. The absorption of insurance increases has suppressed earnings with no tangible solution presently in sight. The Company is hopeful, however, that the insurance marketplace has at least stabilized as the Company strives to find the means to factor the new cost structure into its business planning.

         Looking ahead for the marketing operation, management believes the exceptionally strong margin conditions that existed during 2003 are not likely to remain. However, sound profitable operation should continue. For transportation, the Company presently has excess facilities capacity and management is hopeful of continued strengthened demand. In the case of oil and gas exploration, there exists a strong price environment and the Company has a number of very exciting opportunities.

         The Company has the following major objectives for 2004:

                  - Maintain marketing operating earnings at the $9 million level.

                  - Restore transportation operating earnings to the $2 million level.

                  - Maintain oil and gas operating earnings at $2.3 million while growing the oil and gas reserve base by 10 percent.

LIQUIDITY AND CAPITAL RESOURCES

          Management's practice is to generally balance the cash flow requirements of the Company's investment activity with available cash generated from operations. During 2003, the Company's cash flow from operations totaled $9,093,000 and such funds were utilized to make $7,771,000 in capital expenditures and pay $970,000 in common stock dividends. Over time, cash utilized for property and equipment additions, tends to track with the non-cash provision for depreciation, depletion and amortization. A summary of this relationship follows (in thousands):

                                         Years Ended December 31,
                               --------------------------------------------
                                 2003        2002        2001       Total
                               --------    --------    --------    --------
Depreciation, depletion
  and amortization .........   $  5,665    $  5,565    $  6,726    $ 17,956

Property and equipment
  additions ................     (7,771)     (4,622)     (3,591)    (15,984)
                               --------    --------    --------    --------

Other (sources) uses of cash   $ (2,106)   $    943    $  3,135    $  1,972
                               ========    ========    ========    ========

         Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated.

  Banking Relationships

         The Company's primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 2003 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $5,000,000 as of December 31, 2003. The line of credit loans are scheduled to expire on October 31, 2005, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments. As of December 31, 2003, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

         The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a
3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $33,634,000.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of December 31, 2003, the Company had $2.1 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of December 31, 2003. Letters of credit outstanding under this facility totaled approximately $21 million as of December 31, 2003. The letter of credit and demand note facilities are secured by substantially all of Gulfmark's and ARM's assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

         The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 per cent. No working capital advances were outstanding under this facility as of December 31, 2003. Letters of credit outstanding under this facility totaled approximately $9.2 million as of December 31, 2003. The letter of credit and demand note facilities are secured by substantially all of Gulfmark's and ARM's assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

         Management maintains that the greatest uncertainty facing a marketing company is the banking community's continued willingness to support commodity credit facilities. The events leading to Enron's bankruptcy support this belief. The Company remains positioned to operate the commodity portions of its business without bank support should such a need develop.

              Off-balance Sheet Arrangements

              The Company maintains certain operating lease arrangements to provide tractor and trailer equipment for the Company's truck fleet. All such operating lease commitments qualify for off-balance sheet treatment as provided by Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2003, 2002, and 2001 was $5,831,000, $5,944,000 and $7,035,000,
respectively. At December 31, 2003, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows:
2004 - $4,609,000; 2005 - $3,135,000; 2006 - $2,373,000; 2007 - $2,064,000; 2008
and thereafter - $2,678,000.

              Contractual Cash Obligations

         In addition to its banking relationships and obligations, the Company enters into certain operating leasing arrangements for tractors, trailers, office space and other equipment and facilities. A summary of contractual debt and lease obligations is as follows (in thousands):

                                                           Payment Period
                        -----------------------------------------------------------------------------
                            2004         2005          2006          2007      2008       Thereafter        Total
                        -----------    ---------     --------     ---------  --------    ------------    ------------
Long-term debt........  $         -    $   1,434     $  5,738     $   4,303  $      -    $          -    $     11,475
Operating leases......        4,609        3,135        2,373         2,064     1,864             814          14,859
                        -----------    ---------     --------     ---------  --------    ------------    ------------
    Total               $     4,609    $   4,569     $  8,111     $   6,367  $  1,864    $        814    $     26,334
                        ===========    =========     ========     =========  ========    ============    ============

         In addition to its bank debt and lease financing obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities. Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations. See also Note (8) of the Notes to Consolidated Financial Statements. Approximate commodity purchase obligations as of December 31, 2003 are as follows: (In thousands)

                                January        Remaining
                                  2004           2004             2005         2006       Thereafter      Total
                              ------------    -----------       ---------    ---------    ----------      -----
Crude Oil..................   $    130,373    $    14,643       $       -    $       -   $         -   $   145,016
Natural Gas................         43,077          2,131               -            -             -        45,208
Refined Products...........            287              -               -            -             -           287
                              ------------    -----------       ---------    ---------   -----------   -----------
                              $    173,737    $    16,774       $       -    $       -   $         -   $   190,511
                              ============    ===========       =========    =========   ===========   ===========

               Investment Activities

         During 2003, the Company invested approximately $4,586,000 in oil and gas projects, $1,387,000 for replacement equipment for its petrochemical trucking fleet and $1,798,000 in equipment for the Company's marketing operations. Oil and gas exploration and development efforts continue, and the Company plans to invest approximately $5 million toward such projects in 2004 including $750,000 of seismic costs to be expensed during the year. An additional approximate $1.2 million is projected in 2004 for the purchase of transportation equipment as present lease financing arrangements mature.

              Certain items of Cash Flow

         Interest paid totaled $96,000, $121,000 and $128,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Interest expense was reduced in 2003 as a result of a reduced prime bank rate and reduced average loan amount outstanding. Income taxes paid during these same periods totaled $1,659,000, $465,000 and $322,000, respectively. Federal tax refunds received during totaled $306,000 and $2,779,000 during 2003 and 2002, respectively. There were no significant non-cash investing or financing activities in any of the periods reported.

              Insurance

         The marketplace for all forms of insurance has entered a period of severe cost increases. In the past, during such cyclical periods, the Company has seen cost increases to the point where desired levels of insurance were either unavailable or unaffordable. The Company's primary insurance needs are in the area of automobile and umbrella coverage for its trucking fleet and medical insurance for employees. During 2003, the Company's insurance expense totaled $9.9 million, a 27 percent increase over 2002. Based on insurance renewals in 2003, the Company is anticipating further insurance increases for 2004. The Company has no effective way to pass on such cost increases and any increase will thus need to be absorbed by existing operations.

              Competition

         In all phases of its operations, the Company encounters strong competition from a number of entities. Many of these competitors possess financial resources substantially in excess of those of the Company. The Company faces competition principally in establishing trade credit, pricing of available materials and quality of service. In its oil and gas operation, the Company also competes for the acquisition of mineral properties. The Company's marketing division competes with major oil companies and other large industrial concerns that own or control significant refining and marketing facilities. These major oil companies may offer their products to others on more favorable terms than those available to the Company. From time to time in recent years, there have been supply imbalances for crude oil and natural gas in the marketplace. This in turn has led to significant fluctuations in prices for crude oil and natural gas. As a result, there is a high degree of uncertainty regarding both the future market price for crude oil and natural gas and the available margin spread between wholesale acquisition costs and sales realization.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

              Fair Value Accounting

         As an integral part of its marketing operation, the Company enters into certain forward commodity contracts that are required to be recorded at fair value in accordance with Statement of

Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related accounting pronouncements. Management believes this required accounting, commonly called mark-to-market accounting, creates variations in reported earnings and the reported earnings trend. Under mark-to-market accounting, significant levels of earnings are recognized in the period of contract initiation rather than the period when the service is provided and title passes from supplier to customer. As it affects the Company's operation, management believes mark-to-market accounting impacts reported earnings and the presentation of financial condition in three important ways.

         1. Gross margins, derived from certain aspects of the Company's ongoing business, are front-ended into the period in which contracts are executed. Meanwhile, personnel and other costs associated with servicing accounts as well as the substantially all risks associated with the execution of contracts are incurred during the period of physical product flow and title passage.

         2. Mark-to-market earnings are calculated based on stated contract volumes. A significant risk associated with the Company's business is the conversion of stated contract or planned volumes into actual physical commodity movement volumes without a loss of margin. Again, any planned profit from such commodity contracts is bunched and front-ended into one period while the risk of loss associated with the difference between actual versus planned production or usage volumes falls in a subsequent period.

         3. Cash flows, by their nature, match physical movements and passage of title. Mark-to-market accounting, on the other hand, creates a mismatch between reported earnings and cash flows. This complicates and confuses the picture of stated financial conditions and liquidity.

         The Company attempts to mitigate the identified risks by only entering into contracts where current market quotes in actively traded, liquid markets are available to determine the fair value of contracts. In addition, substantially all of the Company's forward contracts are less than 18 months in duration. However, the reader is cautioned to develop a full understanding of how fair value or mark-to-market accounting creates reported results that differ from those presented under conventional accrual accounting.

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

         Due to (a) the volume of transactions, (b) the complexity of transactions and (c) the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balance due and paying only bonafide properly supported claims. In addition, the Company maintains and monitors its bad debt allowance. A degree of risk remains, however, due to the custom and practices of the industry.

              Oil and Gas Reserve Estimate

         The value of capitalized cost of oil and gas exploration and production related assets are dependent on underlying oil and gas reserve estimates. Reserve estimates are based on many subjective factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, changed prices, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information becomes available. Estimated future oil and gas revenue calculations are also based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing. The Company's estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

         The Company follows the successful efforts method of accounting, so only costs (including development dry hole costs) associated with producing oil and gas wells are capitalized. Estimated oil and gas reserve quantities are the basis for the rate of amortization under the Company's units of production method for depreciating, depleting and amortizing of oil and gas properties. Estimated oil and gas reserve values also provide the standard for the Company's periodic review of oil and gas properties for impairment.

              Contingencies

         From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as are typical for the industry. In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, management evaluates the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure as provided in the guidelines of Statement of Financial Accounting Standards No. 5.

              Revenue Recognition

         The Company's natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company's risk management activities is included in Note (1) of Notes to Consolidated Financial Statements.

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

              New Accounting Pronouncements

         On January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations". The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company completed its assessment of SFAS No. 143 and, as of January 1, 2003, the Company estimated the present value of its future Asset Retirement Obligations is approximately $672,000. The cumulative effect of adoption of SFAS No. 143 and the change in accounting principle resulted in a charge to net income during the first quarter of 2003 of approximately $149,000 or $92,000 net of taxes.

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities- An Interpretation of Accounting Research Bulletin 51". FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIEs") and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. The guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Consolidation of previously existing VIEs is required in the Company's December 31, 2003 financial statements. The Company has no VIEs to consolidate as of December 31, 2003.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", requiring the purchase method of accounting for business combinations initiated after June 30, 2001, which eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other

Intangible Assets", which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company's net property, plant and equipment would be reduced by approximately $9.9 million and $8 million and intangible assets would have increased by a like amount at December 31, 2003 and 2002, respectively, representing unamortized cost incurred since inception. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flows or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk includes potential adverse changes in interest rates and commodity prices.

                Interest Rate Risk

         Total long-term debt at December 31, 2003 included $11,475,000 of floating rate debt. As a result, the Company's annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of December 31, 2003. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the fiscal year ended December 31, 2003.

                Commodity Price Risk

         The Company's major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas. Commodity price risk in the Company's marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. From time to time, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. The Company may also enter into price support contracts with certain customers to secure a floor price on the purchase of certain supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. Substantially all forward contracts fall within a 6-month to 1-year term with no contracts extending longer than two years in duration. The Company monitors all commitments and positions and endeavors to maintain a balanced portfolio.

         Certain forward contracts are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of December 31, 2003 and 2002 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $692,000 all to be received in 2004. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for the year ended December 31, 2003 (in thousands):

                                                                               2003
                                                                            -----------
Net fair value on January 1, .........................................      $       (70)
Activity during 2003
  -  Cash received from settled contracts ............................               21
  -  Net realized (loss) from prior years' contracts .................              (32)
  -  Net unrealized gain from prior years' contracts .................              340
  -  Net unrealized gain from current year contracts..................              433
                                                                            -----------
 Net fair value on December 31, ......................................      $       692
                                                                            ===========

         Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2002 through December 31, 2003 natural gas price realizations ranged from a monthly low of $2.12 mmbtu to a monthly high of $7.18 per mmbtu. Oil prices ranged from a low of $19.30 per barrel to a high of $36.77 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,250,000 and $781,000, respectively, for the comparative years ended December 31, 2003 and 2002.

ITEM 8.  FINANCIAL STATEMENTS

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   Page
                                                                                                                   ----
INDEPENDENT AUDITORS' REPORT ........................................................................              II-19

FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of
           December 31, 2003 and 2002 ...............................................................              II-20

         Consolidated Statement of Operations for
           the Years Ended December 31, 2003
           2002 and 2001.............................................................................              II-21

         Consolidated Statement of Shareholders'
           Equity for the Years Ended
           December 31, 2003, 2002 and 2001..........................................................              II-22

         Consolidated Statement of Cash Flows
           for the Years Ended December 31,
           2003, 2002 and 2001.......................................................................              II-23

         Notes to Consolidated Financial Statements .................................................              II-24

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Adams Resources & Energy, Inc.:

         We have audited the accompanying consolidated balance sheet of Adams Resources and Energy, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations and natural gas marketing revenues.

DELOITTE & TOUCHE LLP
Houston, Texas
March 16, 2004

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               December 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................   $   28,342   $   27,262
   Accounts receivable, net of allowance for doubtful
      accounts of $1,935 and $1,723, respectively ....      135,306      120,036
   Inventories .......................................        6,874        5,645
   Risk management receivables .......................        3,809        1,934
   Income tax receivable .............................        1,310          382
   Prepayments .......................................        4,870        3,147
   Current assets of discontinued operation ..........        5,140       20,994
                                                         ----------   ----------
        Total current assets .........................      185,651      179,400
                                                         ----------   ----------

PROPERTY AND EQUIPMENT:
   Marketing .........................................       20,771       19,042
   Transportation ....................................       18,213       18,799
   Oil and gas (successful efforts method) ...........       41,666       37,479
   Other .............................................           99           99
                                                         ----------   ----------
                                                             80,749       75,419
   Less -Accumulated depreciation, depletion
          and amortization ...........................      (56,342)     (53,115)
                                                         ----------   ----------
                                                             24,407       22,304
                                                         ----------   ----------

OTHER ASSETS:
   Other assets ......................................          203          416
                                                         ----------   ----------
                                                         $  210,261   $  202,120
                                                         ==========   ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..................................   $  145,047   $  137,100
   Risk management payables ..........................        3,117        2,004
   Accrued and other liabilities .....................        3,364        3,950
   Current liabilities of discontinued operation .....        1,137        5,030
                                                         ----------   ----------
          Total current liabilities ..................      152,665      148,084

LONG-TERM DEBT .......................................       11,475       11,475

OTHER LIABILITIES:
   Asset retirement obligations ......................          706            -
   Deferred taxes and other ..........................        3,183        2,461
                                                         ----------   ----------
                                                            168,029      162,020
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 960,000
     shares authorized, none outstanding .............            -            -
   Common stock, $.10 par value, 7,500,000 shares
     authorized, 4,217,596 issued and outstanding ....          422          422
   Contributed capital ...............................       11,693       11,693
   Retained earnings .................................       30,117       27,985
                                                         ----------   ----------
        Total shareholders' equity ...................       42,232       40,100
                                                         ----------   ----------
                                                         $  210,261   $  202,120
                                                         ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Years Ended December 31,
                                                          ------------------------------------------
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
REVENUES:
    Marketing .........................................   $  1,677,728   $  1,726,194   $  3,444,050
    Transportation ....................................         35,806         36,406         33,149
    Oil and gas .......................................          8,395          4,750          6,111
                                                          ------------   ------------   ------------
                                                             1,721,929      1,767,350      3,483,310
                                                          ------------   ------------   ------------
COSTS AND EXPENSES:
    Marketing .........................................      1,664,087      1,713,711      3,450,296
    Transportation ....................................         32,740         32,426         30,436
    Oil and gas .......................................          3,910          3,267          2,952
    General and administrative ........................          6,299          7,259          7,165
    Depreciation, depletion and amortization ..........          5,665          5,565          6,726
                                                          ------------   ------------   ------------
                                                             1,712,701      1,762,228      3,497,575
                                                          ------------   ------------   ------------

Operating Earnings (Loss) .............................          9,228          5,122        (14,265)

Other Income (Expense):
    Interest income ...................................            362            115            456
    Interest expense ..................................           (108)          (117)          (128)
                                                          ------------   ------------   ------------

Earnings (loss) from continuing operations
    before income tax and cumulative effect
    of accounting change ..............................          9,482          5,120        (13,937)

Income Tax Provision (Benefit):
    Current ...........................................          2,346          4,084         (6,268)
    Deferred ..........................................            710         (2,333)         1,492
                                                          ------------   ------------   ------------
                                                                 3,056          1,751         (4,776)
                                                          ------------   ------------   ------------
Earnings (loss) from continuing operations ............          6,426          3,369         (9,161)
Earnings (loss) from discontinued operations,
    net of tax benefit (provision) of $1,664,
    $987, and $(2,338), respectively ..................         (3,232)        (1,917)         4,537
                                                          ------------   ------------   ------------
Earnings (loss) before cumulative effect of
    accounting change .................................          3,194          1,452         (4,624)
Cumulative effect of accounting change,
    net of tax benefit (provision) of $57,
    zero and $(29), respectively ......................            (92)             -             55
                                                          ------------   ------------   ------------

Net Earnings (Loss) ...................................   $      3,102   $      1,452   $     (4,569)
                                                          ============   ============   ============

EARNINGS (LOSS) PER SHARE:
    From continuing operations ........................   $       1.53   $        .79   $      (2.17)
    From discontinued operations ......................           (.77)          (.45)          1.08
    Cumulative effect of accounting change ............           (.02)             -            .01
                                                          ------------   ------------   ------------

Basic and diluted net earnings (loss) per share .......   $        .74   $        .34   $      (1.08)
                                                          ============   ============   ============

Dividends Per Common Share ............................   $        .23   $        .13   $        .13
                                                          ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                          TOTAL
                                                             COMMON      CONTRIBUTED      RETAINED     SHAREHOLDERS'
                                                             STOCK         CAPITAL        EARNINGS        EQUITY
                                                          ------------   ------------   ------------   ------------
BALANCE, January 1, 2001 ..............................   $        422   $     11,693   $     32,198   $     44,313
   Net (loss) .........................................              -              -         (4,569)        (4,569)
   Dividends paid on common stock .....................              -              -           (548)          (548)
                                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 2001 ............................            422         11,693         27,081         39,196
   Net earnings .......................................              -              -          1,452          1,452
   Dividends paid on common stock .....................              -              -           (548)          (548)
                                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 2002 ............................            422         11,693         27,985         40,100
   Net earnings .......................................              -              -          3,102          3,102
   Dividends paid on common stock .....................              -              -           (970)          (970)
                                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 2003 ............................   $        422   $     11,693   $     30,117   $     42,232
                                                          ============   ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Years Ended December 31,
                                                                    ------------------------------------
                                                                       2003         2002         2001
                                                                    ----------   ----------   ----------
CASH PROVIDED BY OPERATIONS:
  Earnings (loss) from continuing operations ....................   $    6,426   $    3,369   $   (9,161)
  Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities-
    Depreciation, depletion and amortization ....................        5,665        5,565        6,726
    Gains on property sales .....................................         (448)        (447)      (5,132)
    Impairment of non-producing oil and gas properties ..........          461          537            -
    Cumulative effect of accounting change ......................         (149)           -           84
    Other, net ..................................................          250         (292)         441
  Decrease (increase) in accounts receivable ....................      (15,270)       2,255      170,517
  Decrease (increase) in inventories ............................       (1,229)       3,534       25,763
  Risk management activities ....................................         (762)       2,687         (322)
  Decrease (increase) in tax receivable .........................         (928)       3,548       (3,930)
  Decrease (increase) in prepayments ............................       (1,723)       4,492       (5,035)
  Increase (decrease) in accounts payable .......................        7,947      (14,356)    (193,875)
  Increase (decrease) in accrued liabilities ....................         (586)         294       (2,356)
  Increase (decrease) in deferred taxes .........................          710       (3,075)       1,492
                                                                    ----------   ----------   ----------
    Net cash provided by (used in) continuing operations ........          364        8,111      (14,788)
    Net cash provided by (used in) discontinued operations ......        8,729       11,533       (9,717)
                                                                    ----------   ----------   ----------
Net cash provided by (used in) operating activities .............        9,093       19,644      (24,505)
                                                                    ----------   ----------   ----------

INVESTING ACTIVITIES:
  Property and equipment additions ..............................       (7,771)      (4,622)      (3,591)
  Proceeds from property sales ..................................          728          561        5,156
                                                                    ----------   ----------   ----------
         Net cash (used in) provided by investing activities ....       (7,043)      (4,061)       1,565
                                                                    ----------   ----------   ----------

FINANCING ACTIVITIES:
  Net borrowings under credit agreements ........................            -       (1,000)         575
  Dividend payments .............................................         (970)        (548)        (548)
                                                                    ----------   ----------   ----------
      Net cash (used in) provided by financing activities .......         (970)      (1,548)          27
                                                                    ----------   ----------   ----------
Increase (decrease) in cash and cash equivalents ................        1,080       14,035      (22,913)

Cash and cash equivalents at beginning of year ..................       27,262       13,227       36,140
                                                                    ----------   ----------   ----------

Cash and cash equivalents at end of year ........................   $   28,342   $   27,262   $   13,227
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

   Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 2003 and 2002 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility. See Note (2) of Notes to Consolidated Financial Statements.

   Inventories

         Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and are valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Materials and supplies are included in inventory at specific cost, with a valuation allowance provided if needed. As a result of declining crude oil prices, during 2001 the Company recognized a combined $7.2 million in changes from inventory liquidation and valuation write-downs. No such changes were incurred in 2003 and 2002. Components of inventory are as follows (in thousands):

                                                                          December 31,
                                                                     ----------------------
                                                                        2003        2002
                                                                     ----------  ----------
Crude oil................................................            $    4,108  $    3,062
Petroleum products.......................................                 2,192       1,919
Materials and supplies...................................                   574         664
                                                                     ----------  ----------
                                                                     $    6,874  $    5,645
                                                                     ==========  ==========

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

         The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Accordingly, a $461,000 and a $537,000 impairment provision on non-producing properties was recorded in 2003 and 2002, respectively. Also for 2002, a $492,000 impairment provision on producing oil and gas properties was recorded and included in DD&A as a result of relatively high costs incurred on certain properties relative to their oil and gas reserve additions. In 2001, declining oil and natural gas prices during the fourth quarter resulted in a $1,062,000 asset impairment charge being recorded and included in DD&A for the year.

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Statement of Cash Flows

         Interest paid totaled $96,000, $121,000 and $128,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Income taxes paid during these same periods totaled $1,659,000, $465,000 and $322,000, respectively. Federal tax refunds received during totaled $306,000 and $2,779,000 during 2003 and 2002, respectively. There were no significant non-cash investing or financing activities in any of the periods reported.

              Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for 2003, 2002 and 2001. There were no potentially dilutive securities during 2003, 2002 and 2001.

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

         In October 2002, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") amended and rescinded certain prior consensus related to the Accounting for Contracts Involved in Energy Trading and Risk Management Activities and issued EITF 02-03. This new EITF consensus requires: (i) all mark-to-market gains and losses on trading contracts be shown net in the income statement whether or not settled physically and (ii) precludes mark-to-market accounting for non-SFAS No. 133 derivatives. As required, the Company adopted EITF 02-03 effective October 26, 2002 for any new contracts and effective January 1, 2003 for any existing contracts. Upon adoption, the latest consensus requires restatement to historical cost for any contracts that no longer qualify for mark

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-to-market treatment. Such restatement, if necessary, is recorded as a cumulative effect of an accounting change and comparative financial statements for prior periods must be reclassified to conform to the new consensus. In the Company's case, however, no contracts required restatement to historical cost.

         Effective January 1, 2003, the Company's natural gas marketing activities are presented and prior periods were retroactively restated to reflect all physical activity associated with the trading of natural gas on a net basis. This change in accounting did not impact net income; however presenting natural gas marketing revenues net of associated costs significantly reduced revenues reflected in the statement of operations. See Note (12) of Notes to Consolidated Financial Statements for a table summarizing the effect on the prior periods presented herein.

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

         The Company's forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management's assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of December 31, 2003 is $692,000, all of which will be received in 2004. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for the year ended December 31, 2003 and 2002 (in thousands):

                                                                               2003             2002
                                                                            -----------     -----------
Net fair value on January 1, .....................................          $       (70)    $     2,617
Activity during 2003
 -  Cash received from settled contracts .........................                   21               -
 -  Cash paid on settled contracts................................                    -          (3,631)
 -  Net realized (loss) from prior years' contracts ..............                  (32)              -
 -  Net realized gain from prior years' contracts.................                    -             389
 -  Net unrealized gain from prior year's contracts...............                  340               6
 -  Net unrealized gain from current years' contracts.............                  433             549
                                                                            -----------     -----------
Net fair value on December 31, ...................................          $       692     $       (70)
                                                                            ===========     ============

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   New Accounting Pronouncements

         On January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations". The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company completed its assessment of SFAS No. 143, and as of January 1, 2003, the Company estimated the present value of its future Asset Retirement Obligations is approximately $672,000. The cumulative effect of adoption of SFAS No. 143 and the change in accounting principle resulted in a charge to net income during the first quarter of 2003 of approximately $149,000 or $92,000 net of taxes.

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

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability (or asset in some circumstances). The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities- An Interpretation of Accounting Research Bulletin 51". FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIEs") and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. The guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Consolidation of previously existing VIEs is required in the Company's December 31, 2003 financial statements. The Company has no VIEs to consolidate as of December 31, 2003.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company's net property, plant and equipment would be reduced by approximately $9.9 million and $8 million and intangible assets would be increased by a like amount at December 31, 2003 and December 31, 2002, respectively, representing unamortized cost incurred since inception. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any necessary reclassifications would not impact the Company's cash flows or results of operations.

(2) LONG-TERM DEBT

         The Company's revolving bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The first line of credit or working capital loan provides for borrowings up to $7,500,000 based on the total of 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 2003 was established at $7,500,000 with the full amount outstanding at December 31, 2003. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $5,000,000 as of December 31, 2003 with the next scheduled borrowing base re-determination date of September 1, 2004. As of December 31, 2003, $3,975,000 was outstanding under the oil and gas production loan facility. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. As of December 31, 2003, letters of credit under this facility

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

totaled $25,000. The revolving line of credit loans are scheduled to expire on October 31, 2005, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments

         Long-term debt is summarized as follows (in thousands):

                                                                                       December 31,
                                                                               --------------------------
                                                                                   2003          2002
                                                                               -----------     ----------
Bank lines of credit, secured by substantially all of
  the Company's assets (excluding Gulfmark and
   ARM), due in eight quarterly installments
  commencing on October 31, 2005.......................................        $    11,475     $   11,475
  Less - current maturities............................................                  -              -
                                                                               -----------     ----------

Long-term debt.........................................................        $    11,475     $   11,475
                                                                               ===========     ==========

         The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a
3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $33,634,000.

         A subsidiary of the Company, Gulfmark Energy, Inc. ("Gulfmark"), maintains a separate banking relationship with BNP Paribas in order to provide up to $40 million in letters of credit and to provide financing for up to $6 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. The letter of credit and demand note facilities are secured by substantially all of Gulfmark's and ARM's assets. At year-end 2003 and 2002, Gulfmark had no amounts outstanding under the inventory-based line of credit. Gulfmark had approximately $21 million and $13.7 million in letters of credit outstanding as of December 31, 2003 and 2002, respectively, in support of its crude oil purchasing activities. As of December 31, 2003, the Company had $2.1 million of eligible borrowing capacity under the Gulfmark facility. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

         The Company's Adams Resources Marketing, Ltd. subsidiary ("ARM") maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing business. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. The letter of credit and demand note facilities are secured by substantially all of ARM's and Gulfmark's assets. At year-end 2003 and 2002, ARM had no working capital advances outstanding. ARM had approximately $9.2 million and $4.3 million in letters of credit outstanding at December 31, 2003 and 2002, respectively. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

         The Company's weighted average effective interest rate for 2003, 2002 and 2001 was 3.1%, 3.7%, and 5.7%, respectively. No interest was capitalized during 2003, 2002 or 2001. At December 31, 2003, the scheduled aggregate principal maturities of the Company's long-term debt are: 2005 - $1,434,375; 2006 - $5,737,500; and 2007 - $4,303,125.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) DISCONTINUED OPERATIONS

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

         During 2003, Company management decided to withdraw from its New England region retail natural gas marketing business, which is included in the marketing segment. This business unit had negative operating margins of $4,896,000 and $2,904,000 and after tax losses totaling $3,232,000 and $1,917,000 during 2003 and 2002, respectively. Previously in 2001, this business unit had positive operating margins of $6,875,000 or $4,537,000 net of tax. The losses sustained in 2002 and 2003 resulted primarily from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. January through March 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during the first quarter of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account.

         Under SFAS No. 144, the assets, liabilities and operating results of the discontinued operation have been restated and presented separately as discontinued operations in both the Company's consolidated balance sheet and statement of operations for all periods presented. A summary of account balances for the discontinued New England operation is presented as follows (in thousands):

                                                                               Year Ended December 31,
                                                                             --------------------------
                                                                                 2003          2002
                                                                             -----------   ------------
Accounts receivable, net......................................               $     4,082   $     13,214
Risk management assets........................................                       785          6,632
Inventory    .................................................                        39            946
Prepaid deposit...............................................                       234            202
                                                                             -----------   ------------

         Total Assets.........................................               $     5,140   $     20,994
                                                                             ===========   ============

Accounts payable..............................................               $       438   $        144
Accrued liabilities...........................................                        61            115
Risk management liabilities...................................                       638          4,771
                                                                             -----------   ------------

         Total Liabilities....................................               $     1,137   $      5,030
                                                                             ===========   ============

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

         An exit plan was implemented and provides for the following:

                  -        Cessation of any new contracts.

                  - Satisfaction of existing contracts in accordance with required terms.

                  -        Collection of accounts receivable as they become due.

                  - Sale, assignment or transfer of intangible assets such as customer lists, industry specific accounting software and experienced personnel.

         The Company entered into an agreement with a third party to hire the Company's personnel and assume associated office operating lease obligations effective November 1, 2003. Additionally, management believes that no significant severance or shut-down cost will be incurred as a result of discontinuance of this operation.

         For comparative purposes, marketing segment revenues and costs and expenses have been restated for each of the years ended December 31, 2002 and 2001 to conform to the current year presentation. See Note (12) of Notes to Consolidated Financial Statements for a table summarizing the effect on prior period presentation.

(4) INCOME TAXES

         The following table shows the components of the Company's income tax provision (benefit) (in thousands):

                                                                          Years Ended December 31,
                                                                 ----------------------------------------
                                                                   2003           2002            2001
                                                                 ---------     ----------      ----------
Current:
     Federal.........................................            $     515     $    2,796      $   (3,901)
     State...........................................                  110            301               -
                                                                 ---------     ----------      ----------
                                                                       625          3,097          (3,901)
Deferred:
     Federal.........................................                  674         (2,087)          1,492
     State...........................................                   36           (246)              -
                                                                 ---------     ----------      ----------
                                                                 $   1,335     $      764      $   (2,409)
                                                                 =========     ==========      ===========

         The following table summarizes the components of the income tax provision (benefit) (in thousands):

                                                                           Years Ended December 31,
                                                                 -----------------------------------------
                                                                    2003           2002           2001
                                                                 -----------   ------------    -----------
From continuing operations...........................            $     3,056   $      1,751    $    (4,776)
From discontinued operations.........................                 (1,664)          (987)         2,338
Cumulative effect of accounting change...............                    (57)              -            29
                                                                 -----------   ------------    -----------
                                                                 $     1,335   $        764    $    (2,409)
                                                                 ===========   ============    ===========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Taxes computed at the corporate federal income tax rate reconcile to the reported income tax provision as follows (in thousands):

                                                                          Years Ended December 31,
                                                                   --------------------------------------
                                                                      2003         2002           2001
                                                                   ----------   ----------     ----------
Statutory federal income tax provision
  (benefit) at 34%..........................................       $    1,509   $      735     $   (2,353)
State tax provision, net of federal benefit.................               96           55              -
Federal statutory depletion.................................             (304)        (100)           (51)
Other.......................................................               34           74             (5)
                                                                   ----------   ----------     ----------
         Income tax provision (benefit).....................       $    1,335   $      764     $   (2,409)
                                                                   ==========   ==========     ===========

         Deferred income taxes primarily represent the net tax effect of temporary differences between the financial statement carrying amounts in excess of the underlying tax basis of property and equipment. The components of the net federal deferred tax liability are as follows (in thousands):

                                                                        Years Ended December 31,
                                                                   ----------------------------------
                                                                       2003                  2002
                                                                   -----------           ------------
Deferred tax assets:
     Allowance for doubtful accounts.....................          $       663           $        324
     State net operating losses..........................                  236                    336
     Other...............................................                   94                    207
                                                                   -----------           ------------
                                                                           993                    867
                                                                   -----------           ------------
Deferred tax liabilities:
     Derivative energy contracts.........................                 (317)                     -
     Property and equipment..............................               (3,552)                (3,123)
     Other...............................................                  (91)                     -
                                                                   -----------           ------------
                                                                        (3,960)                (3,123)
                                                                   -----------           ------------

Net deferred tax (liability).............................          $    (2,967)          $     (2,256)
                                                                   ===========           ============

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

Concentration of Credit Risk

         Credit risk represents the amount of loss the Company would absorb if its customers failed to perform pursuant to contractual terms. Management of credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer's sensitivity to economic developments. The Company has established various procedures to manage credit exposure, including initial credit

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approval, credit limits, and rights of offset. Letters of credit and guarantees are also utilized to limit credit risk.

         The Company's largest customers consist of large multinational integrated oil companies and utilities. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 89 percent of the Company's total receivables as of December 31, 2003, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction, while natural gas transactions are settled on the 25th of the month following a transaction. The Company's credit policy and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management. The Company had accounts receivable from two customers that comprised 13.6 percent and 10.3 percent, respectively, of total receivables at December 31, 2003. One customer represented 10.5 percent of total accounts receivable as of December 31, 2002.

          There were no single significant bad debt write-offs in 2003 and 2002. In 2001, primarily as a result of the bankruptcy of Enron Corp., the Company incurred $1,735,000 million of bad debt expense. An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $1,935,000 and $1,723,000 at December 31, 2003 and 2002, respectively. An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

                                                       2003              2002             2001
                                                     ---------         --------         ---------
Balance, Beginning of year.......................    $   1,723         $  1,993         $     559
  Provisions for bad debts.......................          433              390             1,735
  Less:  Write-offs and reductions...............         (221)            (660)             (301)
                                                     ----------        --------         ---------

Balance, End of year.............................    $   1,935         $  1,723         $   1,993
                                                     =========         ========         =========

(6) EMPLOYEE BENEFITS

         The Company maintains a 401(k) savings plan for the benefit of its employees. Company contributions to the plan were $384,000 in 2003, $388,000 in 2002, $433,000 in 2001. There are no pension or retirement plans maintained by the Company.

(7) TRANSACTIONS WITH RELATED PARTIES

         Mr. K. S. Adams, Jr., Chairman and President of the Company, is a limited partner in certain family limited partnerships known as Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"). From time to time, Mr. Adams individually, the family partnerships as well as Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., (a major stockholder of the Company, and controlled by Mr. Adams) participate as working interest owners in certain oil and gas wells operated by the Company. In addition, these entities may participate in non-Company operated wells where the Company also holds an interest. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company's Board of Directors. As of December 31, 2003 and 2002, the Company owed a combined net total of $1,088,000 and $308,000, respectively, to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society ("COPAS") Bulletin 5. Such overhead recoveries totaled $138,000 in 2003 and $146,000 in 2002.

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

(8) COMMITMENTS AND CONTINGENCIES

         The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2003, 2002, and 2001 was $5,831,000, $5,944,000 and
$7,035,000, respectively. At December 31, 2003, commitments under long-term non-cancelable operating leases for the next five years and thereafter are payable as follows: 2004 - $4,609,000; 2005 - $3,135,000; 2006 - $2,373,000;
2007 - $2,064,000; 2008 and thereafter - $2,678,000.

         On January 1, 2003, the Company adopted SFAS No. 143 "Accounting of Asset Retirement Obligations". SFAS No. 143 establishes an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. A summary of the recording of the estimated fair value of the Company's asset retirement obligations is presented as follows (in thousands):

                                                                                  Amount
                                                                                ----------
Balance, January 1, 2003...........................................             $        -
Impact of accounting change........................................                    672
Additions..........................................................                     63
Retirements........................................................                    (29)
                                                                                ----------
Balance, December 31, 2003.........................................             $      706
                                                                                ==========

         On August 30, 2000, CJC Leasing, Inc. ("CJC"), a wholly owned subsidiary of the Company previously involved in the coal mining business, received a "Notice of Taxes Due" from the State of Kentucky regarding the results of a coal severance tax audit covering the years 1989 through 1993. The audit initially proposed a tax assessment of $8.3 million plus penalties and interest. CJC protested the assessment and set forth a number of defenses including that CJC was not a taxpayer engaged in severing and/or mining coal at anytime during the assessment period. Further, it is CJC's informed belief that such taxes were properly paid by the third parties that had in fact mined the coal. In October

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003, CJC resolved this matter by payment of $40,000 to the State in full settlement of all issues included therein. Such settlement payment was expensed in fourth quarter 2003 results.

         On July 31, 2002, pursuant to a workmen's compensation claim filed by the family of a deceased employee, the plaintiffs in the workmen's compensation case also filed a complaint with the Occupational Safety and Health Administration ("OSHA"). The OSHA complaint alleging that the Company's wholly owned subsidiary, Service Transport Company, failed to produce employee exposure and other records including air sampling data and medical monitoring records from years 1989 through 1997. The Company responded to the alleged violations denying that it failed to produce such data. To date, the Company has not received a response from OSHA and no further action from OSHA is expected.

         In April 2003, Gulfmark Energy Marketing, Inc a wholly owned subsidiary of the company previously involved in a crude oil marketing joint venture, received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. This claim is further described in Note 11 of Notes to Consolidated Financial Statements. Management believes the claims made for the arbitration are not consistent with the terms of the joint venture agreement. Further, management does not believe a re-audit or arbitration of this matter will have a significant adverse effect on the Company's financial position or results of operations.

         From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims and other items of general liability as would be typical for the industry. Except as disclosed herein, management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company's financial position or results of operations.

(9) GUARANTEES

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others". In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company, may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of December 31, 2003 are as follows (in thousands):

                                                                                             There-
                                               2004         2005        2006        2007      after     Total
                                            -----------  ----------  ----------  ---------  ---------  -------
Lease residual values.................      $     1,249  $      762  $      150  $       -  $   1,008  $ 3,169

         Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that require liability recognition under the provisions of Interpretation No. 45.

         This interpretation also sets forth disclosure requirements for guarantees including the guarantees by a parent company on behalf of its subsidiaries. Adams Resources & Energy, Inc. frequently issues

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of December 31, 2003, the amount of parental guaranteed obligations are approximately as follows (in thousands):

                                      2004          2005           2006         2007        Thereafter        Total
                                   ----------     ---------     ----------    ---------     ----------     -----------
Bank Debt......................    $        -     $   1,434     $    5,738    $   4,303     $        -     $    11,475
Operating leases...............         4,609         3,135          2,373        2,064          2,678          14,859
Lease residual values..........         1,249           762            150            -          1,008           3,169
Commodity purchases............        17,401             -              -            -              -          17,401
Letters of credit..............        30,200             -              -            -              -          30,200
                                   ----------     ---------     ----------    ---------     ----------     -----------
                                   $   53,459     $   5,331     $    8,261    $   6,367     $    3,686     $    77,104
                                   ==========     =========     ==========    =========     ==========     ===========

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) SEGMENT REPORTING

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

                                                                     Segment                                  Property
                                                                    Operating           Depreciation,            and
                                                                     Earnings           Depletion and         Equipment
                                                 Revenues             (Loss)            Amortization          Additions
                                               -------------      --------------       ---------------      -------------
Year ended December 31, 2003-
   Marketing........................           $   1,677,728      $       12,244       $         1,397      $       1,798
   Transportation...................                  35,806                 973                 2,093              1,387
   Oil and gas......................                   8,395               2,310                 2,175              4,586
                                               -------------      --------------       ---------------      -------------
                                               $   1,721,929      $       15,527       $         5,665      $       7,771
                                               =============      ==============       ===============      =============

Year ended December 31, 2002 -
   Marketing........................           $   1,726,194      $       10,872       $         1,611      $         150
   Transportation...................                  36,406               2,142                 1,838              1,911
   Oil and gas......................                   4,750                (633)(1)             2,116              2,561
                                               -------------      --------------       ---------------      -------------
                                               $   1,767,350      $       12,381       $         5,565      $       4,622
                                               =============      ==============       ===============      =============

Year ended December 31, 2001 -
   Marketing........................           $   3,444,050      $       (8,846)(2)   $         2,600      $         847
   Transportation...................                  33,149               1,053                 1,660                635
   Oil and gas......................                   6,111                 693                 2,456              2,109
   Other............................                       -                   -                    10                  -
                                               -------------      --------------       ---------------      -------------
                                               $   3,483,310      $       (7,100)      $         6,726      $       3,591
                                               =============      ==============       ===============      =============

--------------------

(1) The 2002 oil and gas loss includes $1.7 million in dry hole costs and oil and gas property valuation write-downs.

(2) The 2001 marketing loss includes $8 million in charges related to inventory price declines and a $1.5 million bad debt provision in connection with the Enron bankruptcy.

         Intersegment sales are insignificant. All sales by the Company occurred in the United States. In each of 2003 and 2002, the Company had sales to one customer that totaled $177,000,000 and $247,000,000, respectively. Such sales were attributable to the Company's marketing segment. No other customers accounted for greater than 10 percent of sales in any of the three years presented herein. The loss of any of the Company's 10 percent customers would not have a material adverse effect on the Company's future operating results and all such customers could be readily replaced.

         Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 Year Ended December 31,
                                            --------------------------------
                                              2003        2002        2001
                                            --------    --------    --------
Segment operating earnings (loss) .......   $ 15,527    $ 12,381    $ (7,100)
General and administrative expenses......     (6,299)     (7,259)     (7,165)
                                            --------    --------    --------
Operating earnings ......................      9,228       5,122     (14,265)
Interest income .........................        362         115         456
Interest expense ........................       (108)       (117)       (128)
                                            --------    --------    --------
Earnings from continuing operations
  before income taxes ...................   $  9,482    $  5,120    $(13,937)
                                            ========    ========    ========

         Identifiable assets by industry segment are as follows (in thousands):

                                                                     Year Ended December 31,
                                                         --------------------------------------------
                                                              2003           2002           2001
                                                         ------------     -----------    ------------
Marketing...................................             $    144,722     $   124,336    $    153,465
Transportation..............................                   14,564          15,931          14,268
Oil and gas.................................                   13,817          11,504          11,265
Discontinued operations.....................                    5,140          20,994          29,449
Other.......................................                   32,018          29,355          18,580
                                                         ------------     -----------    ------------
                                                         $    210,261     $   202,120    $    227,027
                                                         ============     ===========    ============

         Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business.

(11) MARKETING JOINT VENTURE

         Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The intent behind the joint venture was to combine the Company's marketing expertise with stronger financial and credit support from the co-venture participant. The venture operated as Williams-Gulfmark Energy Company pursuant to the terms of a joint venture agreement. The Company held a 50 percent interest in the net earnings of the venture and accounted for its interest under the equity method of accounting. The Company included its net investment in the venture in the consolidated balance sheet and its equity in the venture's pretax earnings was included in marketing segment revenues in the consolidated statement of earnings. Other than ordinary trade credit under standard industry terms, the joint venture had no third party debt or other obligations. The participants maintained management of cash flow and all cash flow requirements.

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

         The co-venture participant initially conducted an audit of the joint venture in June 2002 and management was led to believe the audit produced no adverse findings. However, in April 2003, the Company received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. Management believes the claims made are not consistent with the terms of the joint venture agreement. Further, management does not believe a re-audit or arbitration of this matter will have a significant adverse effect on the Company's financial position or results of operations.

         The Company continues to implement the final wind-down and settlement of open trade account items. As of December 31, 2003, the venture's remaining trade accounts due totaled approximately $3.1 million and trade accounts payable totaled approximately $6.8 million. As the venture either collects or funds cash proceeds in settlement of such accounts, the Company will receive or pay its pro-rata 50 percent share of such cash proceeds or requirements.

(12) RESTATEMENT OF REVENUES AND EXPENSES

         As discussed in Notes (2) and (3) of Notes to Consolidated Financial Statements, the presentation of marketing segment Revenues and Costs and Expenses was changed for 2002 and 2001 reporting. Such change relates to the presentation on a net basis of natural gas purchase and sales subject to mark-to-market accounting and the reclassification of discontinued operations for segregated disclosure. The table below summarizes the effect on 2002 and 2001 for these changes (in thousands):

                                                   Year Ended                  Year Ended
                                                December 31, 2002          December 31, 2001
                                           --------------------------   --------------------------
                                            Currently     Previously     Currently      Previously
                                            Reported       Reported      Reported        Reported
                                           -----------    -----------   -----------    -----------
Revenues:
  Marketing ............................   $ 1,726,194    $ 2,282,161   $ 3,444,050    $ 4,677,982
Costs and Expenses:
  Marketing ............................   $ 1,713,711    $ 2,271,664   $ 3,450,296    $ 4,676,612
Operating earnings .....................   $     5,122    $     2,222   $   (14,265)   $    (7,378)
Earnings (loss) before income tax.......   $     5,120    $     2,216   $   (13,937)   $    (7,062)
Earnings (loss) from discontinued
  operations, net ......................   $    (1,917)   $         -   $     4,537    $         -
Net earnings (loss) ....................   $     1,452    $     1,452   $    (4,569)   $    (4,569)

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As discussed in Note (3) of Notes to Consolidated Financial Statements, the presentation of certain balance sheet items was changed for 2002 reporting of assets and liabilities from discontinued operations. The table below summarizes the effect on 2002 for these changes (in thousands):

                                                               December 31, 2002
                                                           -------------------------
                                                           Currently       Previously
                                                           Reported         Reported
                                                           --------         --------
Accounts receivable, net ............................      $120,036         $133,250
Inventories .........................................      $  5,645         $  6,591
Risk management receivables .........................      $  1,934         $  8,220
Prepayments .........................................      $  3,147         $  3,349
Current assets of discontinued operation ............      $ 20,994         $      -
Risk management assets ..............................      $      -         $    346
Accounts payable ....................................      $137,100         $137,244
Risk management payable .............................      $  2,004         $  6,452
Accrued and other liabilities .......................      $  3,950         $  4,066
Current liabilities of discontinued operation........      $  5,030         $      -
Risk management liabilities .........................      $      -         $    322

(13) QUARTERLY FINANCIAL DATA (UNAUDITED) -

         Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

                                                 Earnings from
                                                   Continuing
                                                   Operations                  Net Earnings                    Dividends
                                            ------------------------       ---------------------          -------------------
                                                               Per                         Per                          Per
                           Revenues            Amount         Share          Amount       Share           Amount       Share
                        --------------      -----------       ------       ----------    -------          ------       ------
2003 -
March 31...........     $      473,290      $     2,493       $  .59       $      348    $   .08          $    -       $    -
June 30............            426,967            2,085          .50            1,430        .34               -            -
September 30.......            399,243              827          .20              673        .16               -            -
December 31........            422,429            1,021          .24              651        .16             970          .23
                        --------------      -----------       ------       ----------    -------          ------       ------
                        $    1,721,929      $     6,426       $ 1.53       $    3,102    $   .74          $  970       $  .23
                        ==============      ===========       ======       ==========    =======          ======       ======

2002 -
March 31...........     $      378,635      $     2,105       $  .50              595    $   .14          $    -       $    -
June 30............            492,989              556          .13              555        .13               -            -
September 30.......            502,720              105          .02              189        .05               -            -
December 31........            393,006              603          .14              113        .02             548          .13
                        --------------      -----------       ------       ----------    -------          ------       ------
                        $    1,767,350      $     3,369(1)    $  .79       $    1,452    $   .34          $  548       $  .13
                        ==============      ===========       ======       ==========    =======          ======       ======

-----------------

(1) Reported earnings for 2002 are net of $1.7 million of dry hole costs and property valuation write-downs.

         The above unaudited interim financial data reflect all adjustments that are in the opinion of management necessary to a fair statement of the results for the period presented. All such adjustments

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are of a normal recurring nature.

(14) OIL AND GAS PRODUCING ACTIVITIES

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

     Oil and Gas Producing Activities (Unaudited) -

         Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

                                                                 Years Ended December 31,
                                                         ---------------------------------------
                                                            2003           2002         2001
                                                         ----------      ----------   ----------
Property acquisition costs
     Unproved......................................      $    1,311      $    1,126   $       43
     Proved........................................               -               -            -
Exploration costs
     Expensed......................................           1,638           1,177          821
     Capitalized...................................           1,339              75            -
Development costs..................................           1,936           1,248        2,067
                                                         ----------      ----------   ----------
Total costs incurred...............................      $    6,224      $    3,626   $    2,931
                                                         ==========      ==========   ==========

         The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

                                                                      December 31,
                                                             -----------------------------
                                                                2003               2002
                                                             ----------         ----------
Unproved oil and gas properties......................        $    2,713         $    2,190
Proved oil and gas properties........................            38,953             35,289
                                                             ----------         ----------
                                                                 41,666             37,479
Accumulated depreciation, depletion
  and amortization...................................           (29,292)           (27,501)
                                                             ----------         ----------

         Net capitalized cost........................        $   12,374         $    9,978
                                                             ==========         ==========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Estimated Oil and Natural Gas Reserves (Unaudited) -

         The following information regarding estimates of the Company's proved oil and gas reserves, all located in the United States, is based on reports prepared on behalf of the Company by its independent petroleum engineers. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from more precise engineering calculations based upon additional production histories and price changes. Proved developed and undeveloped reserves are presented as follows (in thousands):

                                                        Years Ended December 31,
                                     ----------------------------------------------------------------
                                            2003                  2002                    2001
                                     -------------------  -------------------    ---------------------
                                      Natural             Natural                  Natural
                                        Gas       Oil       Gas         Oil          Gas        Oil
                                      (Mcf's)   (Bbls.)   (Mcf's)     (Bbls.)      (Mcf's)    (Bbls.)
                                     --------   -------   -------     -------      -------    -------
Total proved reserves-
   Beginning of year                  7,480       579     7,618         618         8,642       626
   Revisions of previous estimates       37      (223)      206          (1)         (820)        7
   Oil and gas reserve purchases          -         -         -           -            11        25
   Extensions, discoveries and
     other reserve additions          2,693       144       703          17           816        24
   Production                        (1,239)      (62)   (1,047)        (55)       (1,031)      (64)
                                     ------      ----    ------         ---        ------       ---
   End of year                        8,971       438     7,480         579         7,618       618
                                     ------       ---    ------         ---        ------       ---
Proved developed reserves -
   End of year                        8,971       438     7,480         579         7,617       609
                                     ======       ===     =====         ===         =====       ===

         Standardized Measure of Discounted Future Net Cash Flows from Oil and Gas Operations and Changes Therein (Unaudited) -

         The standardized measure of discounted future net cash flows was determined based on the economic conditions in effect at the end of the years presented, except in those instances where fixed and determinable gas price escalations are included in contracts. The disclosures below do not purport to present the fair market value of the Company's oil and gas reserves. An estimate of the fair market value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and risks inherent in reserve estimates. The standardized measure of discounted future net cash flows is presented as follows (in thousands):

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Years Ended December 31,
                                              ---------------------------------
                                                2003        2002        2001
                                                ----        ----        ----
Future gross revenues.......................  $ 64,442    $ 47,887    $ 28,465
Future costs -
    Lease operating expenses................   (18,035)    (16,142)    (11,008)
    Development costs.......................      (221)       (360)       (468)
                                              --------    --------    --------
Future net cash flows before income taxes...    46,186      31,385      16,989
Discount at 10% per annum...................   (18,351)    (14,657)     (7,636)
                                              --------    --------    --------
Discounted future net cash flows
    before income taxes.....................    27,835      16,728       9,353
Future income taxes, net of discount at 10%
    per annum...............................    (9,464)     (5,687)     (3,180)
                                              --------    --------    --------
Standardized measure of
    discounted future net cash flows........  $ 18,371    $ 11,041    $  6,173
                                              ========    ========    ========

         The reserve estimates provided at December 31, 2003, 2002 and 2001 are based on year-end market prices of $30.15, $27.94 and $17.55 per barrel for crude oil and $5.71, $4.20 and $2.34 per Mcf for natural gas, respectively. The year-end December 31, 2003 price used in the 2003 reserve estimate is comparable to average actual December 2003 price received for sales of crude oil ($29.87 per barrel) and sales of natural gas ($4.45 per mcf).

         The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):

                                                              Years Ended December 31,
                                                          --------------------------------
                                                            2003        2002        2001
                                                            ----        ----        ----
Beginning of year .....................................   $ 11,041    $  6,173    $ 25,190
    Revisions to reserves proved in prior years -
      Net change in prices and production costs .......      6,508       9,016     (32,056)
      Net change due to revisions in quantity estimates     (3,235)        353        (772)
      Accretion of discount ...........................      1,465         763       3,158
      Production rate changes and other ...............     (3,463)     (2,375)      3,195
                                                          --------    --------    --------
         Total revisions ..............................      1,275       7,757     (26,475)
    Purchase of oil and gas reserves, net of future
      production costs ................................          -           -         263
    New field discoveries and extensions,
      net of future production costs ..................     15,955       2,278       1,369
    Sales of oil and gas produced, net of
      production costs ................................     (6,123)     (2,660)     (3,970)
    Net change in income taxes ........................     (3,777)     (2,507)      9,796
                                                          --------    --------    --------
    Net change in standardized measure of
      discounted future net cash flows ................      7,330       4,868     (19,017)
                                                          --------    --------    --------
End of year ...........................................   $ 18,371    $ 11,041    $  6,173
                                                          ========    ========    ========

                ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Results of Operations for Oil and Gas Producing Activities (Unaudited) -

         The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

                                                                              Years Ended December 31,
                                                                     ----------------------------------------
                                                                         2003           2002          2001
                                                                     -----------     ----------    ----------
Revenues..........................................................   $     8,395     $    4,750    $    6,111
Costs and expenses -
    Production....................................................         2,272          2,090         2,141
    Exploration...................................................         1,638          1,177           821
    Depreciation, depletion and amortization......................         2,175          2,116         2,456
                                                                     -----------     ----------    ----------
Operating income (loss) before income taxes.......................         2,310           (633)          693
Income tax (expense) benefit......................................          (788)           215          (236)
                                                                     ------------    ----------    -----------
Operating income (loss)...........................................   $     1,522     $     (418)   $      457
                                                                     ===========     ===========   ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

Item 9A. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") are communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the Company's fourth quarter of 2003, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No significant changes were made in internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information concerning executive officers of the Company is included in Part I. The information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2004, under the heading "Election of Directors" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2004, under the heading "Executive Compensation" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2004, under the heading "Voting Securities and Principal Holders Thereof" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2004, under the heading "Transactions with Related Parties" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2004, under the heading "Audit and Other Services" to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                      III-1

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)      The following documents are filed as a part of this Form 10-K:

                  1.   Financial Statements

                           Report of Independent Public Accountants

                           Consolidated Balance Sheet as of December 31, 2003 and 2002

                           Consolidated Statement of Operations for the Years
                              Ended December 31, 2003, 2002 and 2001

                           Consolidated Statement of Shareholders' Equity for
                              the Years Ended December 31, 2003, 2002 and 2001

                           Consolidated Statement of Cash Flows for the Years
                              Ended December 31, 2003, 2002 and 2001

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

3(d)     -        Adams Resources & Energy, Inc. and Subsidiaries' Code of
                  Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 2002)

4(a)     -        Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company (-File No. 1-7908) for the fiscal year ended December
                  31, 1991)

4(c)*    -        Eleventh Amendment to Loan Agreement between Service Transport
                  Company et al and Bank of America, N.A. dated March 16, 2004.

21*      -        Subsidiaries of the Registrant

31.1*    -        Adams Resources & Energy, Inc. Certification Pursuant To 17
                  CFR 13a-14 (a)/15d-14(a), As Adopted Pursuant To Section 302
                  Of The Sarbanes-Oxley Act of 2002

31.2*    -        Adams Resources & Energy, Inc. Certification Pursuant To 17
                  CFR 13a-14(a)/15d-14(a), As Adopted Pursuant To Section 302 Of
                  The Sarbanes-Oxley Act of 2002

32.1*    -        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

32.2*    -        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)      -        Reports on Form 8-K

               A report on Form 8-K dated November 19, 2003 as furnished on November 19, 2003 to announce earnings for the third quarter ended September 30, 2003.

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

                                                  ADAMS RESOURCES & ENERGY, INC.
                                                                    (Registrant)

By /s/ RICHARD B. ABSHIRE                    By /s/ K. S. ADAMS, JR.
   ------------------------------------         -------------------------------
   (Richard B. Abshire,                         (K. S. Adams, Jr.,
   Vice President-Finance, Director             President,Chairman of the Board,
   and Chief Financial Officer)                 and Chief Executive Officer)

Date: March 16, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/JOHN A. BARRETT                        By /s/ E. C. REINAUER, JR.
   -------------------------------------       ---------------------------------
    (John A. Barrett, Director)                 (E. C. Reinauer, Jr., Director)

By /s/ VINCENT H. BUCKLEY                    By /s/ E. JACK WEBSTER, JR.
   -------------------------------------       ---------------------------------
    (Vincent H. Buckley, Director)              (E. Jack Webster, Jr., Director)

By /s/ EDWARD WIECK
   -------------------------------------
    (Edward Wieck, Director)

Date: March 16, 2004

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

3(d)  -  Adams Resources & Energy, Inc. and Subsidiaries' Code of Ethics (
         Incorporated by reference to Exhibit 3(d) of the Annual Report on Form
         10-K of the Company for the fiscal year ended December 31, 2002)

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

4(c)* -  Eleventh Amendment to Loan Agreement between Service Transport
         Company et al and Bank of America, N.A. dated March 16, 2004.

21*   -  Subsidiaries of the Registrant

31.1*    Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), As Adopted
         Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002

31.2*    Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), As Adopted
         Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002

32.1* Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification Pursuant To 18 U..S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------
*  - Filed herewith