Form 10-Q
period 2004-03-31
ADAMS RESOURCES & ENERGY INC
filed 2004-05-14
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2004 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to

                          Commission File Number 1-7908

                         ADAMS RESOURCES & ENERGY, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                              74-1753147
---------------------------------                           ------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


               4400 Post Oak Pkwy Ste 2700 , Houston, Texas 77027
               ---------------------------------------------------
               (Address of principal executive office & Zip Code)

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

      A total of 4,217,596 shares of Common Stock were outstanding at May 13, 2004.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                              2004            2003
                                                            ---------      ---------
REVENUES:
     Marketing ........................................     $ 448,698      $ 462,556
     Transportation ...................................        10,066          9,010
     Oil and gas ......................................         2,551          1,724
                                                            ---------      ---------
                                                              461,315        473,290
                                                            ---------      ---------
COSTS AND EXPENSES:
     Marketing ........................................       445,777        458,138
     Transportation ...................................         9,104          8,011
     Oil and gas ......................................         1,570            512
     General and administrative .......................         1,603          1,441
     Depreciation, depletion and amortization .........         1,418          1,292
                                                            ---------      ---------
                                                              459,472        469,394
                                                            ---------      ---------

Operating earnings ....................................         1,843          3,896
Other income (expense):
     Interest income ..................................            16            155
     Interest expense .................................           (40)           (33)
                                                            ---------      ---------
Earnings from continuing operations before income taxes
   and cumulative effect of accounting change .........         1,819          4,018

Income tax provision ..................................           628          1,525
                                                            ---------      ---------

Earnings from continuing operations ...................         1,191          2,493
Loss from discontinued operations, net of tax benefit
     of $130 and $1,258, respectively .................          (253)        (2,053)
                                                            ---------      ---------
Earnings before cumulative effect of
     accounting change ................................           938            440
Cumulative effect of accounting change,
     net of tax of $57 ................................             -            (92)
                                                            ---------      ---------

Net earnings ..........................................     $     938      $     348
                                                            =========      =========

EARNINGS (LOSS) PER SHARE:
  From continuing operations ..........................     $     .28      $     .59
  From discontinued operations ........................          (.06)          (.49)
  Cumulative effect of accounting change ..............             -           (.02)
                                                            ---------      ---------
  Basic and diluted net earnings per common share .....     $     .22      $     .08
                                                            =========      =========

Dividends per common share ............................      $      -     $        -
                                                            =========      =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               March 31,     December 31,
                                                                 2004           2003
                                                              ----------     ------------
ASSETS

Current assets:
  Cash and cash equivalents ..............................     $  29,163      $  28,342
  Accounts receivable, net of allowance for doubtful
     accounts of $1,832 and $1,935, respectively .........       138,283        135,306
  Inventories ............................................         9,247          6,874
  Risk management receivables ............................         5,102          3,809
  Income tax receivable ..................................           974          1,310
  Prepayments ............................................         6,050          4,870
  Current assets of discontinued operation ...............             -          5,140
                                                               ---------      ---------
                      Total current assets ...............       188,819        185,651
                                                               ---------      ---------

Property and equipment ...................................        82,741         80,749

Less - accumulated depreciation,
       depletion and amortization ........................       (57,724)       (56,342)
                                                               ---------      ---------
                                                                  25,017         24,407
                                                               ---------      ---------

Other assets .............................................           184            203
                                                               ---------      ---------
                                                               $ 214,020      $ 210,261
                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................     $ 148,071      $ 145,047
  Risk management payables ...............................         4,247          3,117
  Accrued and other liabilities ..........................         3,154          3,364
  Current liabilities of discontinued operation ..........             -          1,137
                                                               ---------      ---------
                      Total current liabilities...........       155,472        152,665

Long-term debt ...........................................        11,475         11,475

Other liabilities:
   Asset retirement obligations ..........................           725            706
   Deferred taxes and other ..............................         3,178          3,183
                                                               ---------      ---------
                                                                 170,850        168,029
                                                               ---------      ---------

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding .......................             -              -
  Common stock - $.10 par value, 7,500,000 shares
      authorized, 4,217,596 shares outstanding ...........           422            422
  Contributed capital ....................................        11,693         11,693
  Retained earnings ......................................        31,055         30,117
                                                               ---------      ---------
                      Total shareholders' equity..........     $  43,170      $  42,232
                                                               ---------      ---------
                                                               $ 214,020      $ 210,261
                                                               =========      =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  ----------------------
                                                                    2004          2003
                                                                  --------      --------
CASH PROVIDED BY OPERATIONS:
  Earnings from continuing operations .......................     $  1,191      $  2,493
  Adjustments to reconcile net earnings to net
                  cash provided by operating activities -
       Depreciation, depletion and amortization .............        1,418         1,292
       Gains on property sales ..............................           (5)            -
       Impairment on non-producing oil and gas properties ...          167             -
       Other, net ...........................................           33           (77)
  Changes in operating assets and liabilities -
       Decrease (increase) in accounts receivable ...........       (2,977)      (48,431)
       Decrease (increase) in inventories ...................       (2,373)       (1,924)
       Risk management activities ...........................         (163)         (139)
       Decrease (increase) in tax receivable ................          336          (575)
       Decrease (increase) in prepayments ...................       (1,180)       (1,802)
       Increase (decrease) in accounts payable ..............        3,024        54,077
       Increase (decrease) in accrued liabilities ...........         (210)          675
                                                                  --------      --------

       Net cash provided by (used in) continuing operations .         (739)        5,589
       Net cash provided by (used in) discontinued operations        3,750        (2,334)
                                                                  --------      --------

Net cash provided by operating activities ...................        3,011         3,255
                                                                  --------      --------

INVESTING ACTIVITIES:
  Property and equipment additions ..........................       (2,195)       (1,761)
  Proceeds from property sales ..............................            5             -
                                                                  --------      --------

       Net cash used in investing activities ................       (2,190)       (1,761)
                                                                  --------      --------

FINANCING ACTIVITIES:
       Net borrowings under credit agreements ...............            -             -
                                                                  --------      --------

       Net cash used in financing activities ................            -             -
                                                                  --------      --------

Increase in cash and cash equivalents .......................          821         1,494

Cash at beginning of period .................................       28,342        27,262
                                                                  --------      --------

Cash at end of period .......................................     $ 29,163      $ 28,756
                                                                  ========      ========

Supplemental disclosure of cash flow information:

       Interest paid during the period ......................     $     40      $     13
                                                                  ========      ========

       Income taxes paid during the period ..................     $    177      $    764
                                                                  ========      ========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2004 and December 31, 2003 and its results of operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

   Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the "Company") after elimination of all significant intercompany accounts and transactions. In addition, these statements include the Company's share of oil and gas joint interests using pro-rata consolidation and its interest in a 50% owned crude oil marketing joint venture using the equity method of accounting. See Note (5) of Notes to Unaudited Consolidated Financial Statements.

   Nature of Operations

      The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500-mile radius of Houston, Texas.

    Cash and Cash Equivalents

      Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with maturity of 30 days or less. Included in the cash balance at March 31, 2004 and December 31, 2003 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

   Inventories

      Crude oil and petroleum product inventories are carried at the lower of cost or market value. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and are valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Materials and supplies are included in inventory at specific cost, with a valuation allowance provided if needed. Due to declining prices for crude oil during March 2003, the Company recognized a combined $209,000 inventory valuation write-down during the first quarter of 2003. Components of inventory are as follows (IN THOUSANDS):

                            March 31,  December 31,
                              2004        2003
                             ------    ------------
Crude oil ...............    $6,420       $4,108
Petroleum products ......     2,230        2,192
Materials and supplies...       597          574
                             ------       ------

                             $9,247       $6,874
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

   Earnings Per Share

      The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for the three-month periods ended March 31, 2004 and 2003. There were no potentially dilutive securities during 2004 and 2003.

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

    Price Risk Management Activities

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138 establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings, unless the derivatives qualify for and the Company elects cash flow hedge accounting. For cash flow hedges the effected portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. The Company had no contracts designated for hedge accounting under SFAS No. 133 during any current reporting periods.

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

      The Company's forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management's assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company's results of operations. All mark-to-market gains and losses on trading contracts are shown net in the statement of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of March 31, 2004 is $855,000, all of which will be received in 2004 and 2005. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

      The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for each of the periods ended March 31, 2004 and 2003 (IN THOUSANDS):

                                                                  2004        2003
                                                                  -----      ------
Net fair value on January 1,................................      $ 692      $ (70)
Activity during 2004
 - Cash received from settled contracts.....................       (335)       (61)
 - Net realized gain from prior years' contracts ...........         31          -
 - Net realized (loss) from prior years' contracts..........          -       (120)
 - Net unrealized (loss) from prior years' contracts........        (27)         -
 - Net unrealized gain from prior years' contracts..........          -        210
 - Net unrealized gain from current year contracts..........        494        110
                                                                  -----      -----
Net fair value on March 31,.................................      $ 855      $  69
                                                                  =====      =====

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

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations", requiring the purchase method of accounting for business combinations initiated after June 30, 2001, which eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company's net property, plant and equipment would be reduced by approximately $10.5 million and $9.9 million and intangible assets would have increased by a like amount at March 31, 2004 and December 31, 2003, respectively, representing unamortized cost incurred since inception. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flows or results of operations.

Note 3 - Discontinued Operations

      During 2003, management decided to withdraw from its New England region retail natural gas marketing business, which was included in the marketing segment. This business unit had negative gross margins of $383,000 and $3,311,000 and had after tax losses totaling $253,000 and $2,053,000 during the three-month periods ended March 31, 2004 and 2003, respectively. Such losses resulted from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company bears the risk associated with any differences between expected volumes and actual usage. The winter of 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during January, February and March of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. The New England operation had no fixed assets or capitalized costs associated with intangibles. Therefore, an impairment assessment of long-lived assets was not necessary. Further, all contracts associated with this operation were initially recorded at fair value pursuant to SFAS No. 133. As a result, a separate fair value analysis was not needed in connection with the decision to discontinue New England business. As of March 31, 2004, the Company has substantially completed its exit from this business.

Note 4 - Segment Reporting

      The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):

                                                         Depreci-
                                                          ation,
                                                         Depletion    Property
                                            Segment        and          and
                                           Operating      Amorti-     Equipment
                               Revenues     Earnings      zation      Additions
                               --------    ---------     --------     ---------
For the three months ended
March 31, 2004
     Marketing ...........     $448,698     $  2,544     $    377     $     93
     Transportation ......       10,066          415          547        1,176
     Oil and gas .........        2,551          487          494          926
                               --------     --------     --------     --------
                               $461,315     $  3,446     $  1,418     $  2,195
                               ========     ========     ========     ========

For the three months ended
March 31, 2003
     Marketing ...........     $462,556     $  3,977     $    441     $     90
     Transportation ......        9,010          499          500          529
     Oil and gas .........        1,724          861          351        1,142
                               --------     --------     --------     --------
                               $473,290     $  5,337     $  1,292     $  1,761
                               ========     ========     ========     ========

      Identifiable assets by industry segment are as follows (IN THOUSANDS):

                            March 31,   December 31,
                              2004         2003
                            --------    -----------
Marketing .............     $152,749     $144,722
Transportation ........       15,461       14,564
Oil and gas ...........       14,073       13,817
Discontinued operations            -        5,140
Other .................       31,737       32,018
                            --------     --------
                            $214,020     $210,261
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

      Segment operating earnings include revenues net of operating costs and depreciation, depletion and amortization. Segment earnings are reconciled to earnings from continuing operations before income taxes and cumulative effect of accounting change, as follows (IN THOUSANDS):

                                             For the three months ended
                                                     March 31,
                                             --------------------------
                                                 2004          2003
                                             -----------   ------------
Segment operating earnings ...............     $ 3,446        $ 5,337
General and administrative expenses ......      (1,603)        (1,441)
                                               -------        -------
         Operating earnings ..............       1,843          3,896
Interest income ..........................          16            155
Interest expense .........................         (40)           (33)
                                               -------        -------
Earnings from continuing operations before
         income taxes ....................     $ 1,819        $ 4,018
                                               =======        =======

Note 5 - Marketing Joint Venture

      Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The intent behind the joint venture was to combine the Company's marketing expertise with stronger financial and credit support from the co-venture participant. The venture operated as Williams-Gulfmark Energy Company pursuant to the terms of a joint venture agreement. The Company held a 50 percent interest in the net earnings of the venture and accounted for its interest under the equity method of accounting. The Company included its net investment in the venture in the consolidated balance sheet and its equity in the venture's pretax earnings was included in marketing segment revenues in the consolidated statement of earnings. Other than ordinary trade credit under standard terms, the joint venture had no third party or other obligations. The participants maintained management of cash flow and all cash flow requirements.

      Effective November 1, 2001, the joint venture participants agreed to dissolve the venture pursuant to the terms of a joint venture dissolution agreement. As part of the consideration for terminating the joint venture, the Company was to receive a monthly per barrel fee to be paid by the former joint venture co-participant for a period of sixty months on certain barrels purchased by the participant in the offshore Gulf of Mexico region. While the co-venture participant willingly paid this fee through January 31, 2002 activity, effective with February 2002 business, the participant notified the Company of its intent to withhold the fee until an audit of the previous joint venture activity was completed. Subsequently, due primarily to credit constraints, the co-participant substantially curtailed and ultimately ceased its purchase of crude oil in the affected region.

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

      The Company continues to implement the final wind-down and settlement of open trade account items. As of March 31, 2004, the joint venture's remaining trade accounts due totaled approximately $3.1 million and trade accounts payable totaled approximately $7.3 million. As the venture either collects or funds cash proceeds in settlement of such accounts, the Company will receive or pay its pro-rata 50 percent share of such cash proceeds or requirements.

Note 6 - Transactions with Related Parties

      Mr. K. S. Adams, Jr., Chairman and President of the Company, is a limited partner in certain family limited partnerships known as Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"). From time to time, Mr. Adams individually, the family limited partnerships and Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., (a major stockholder of the Company, and controlled by Mr. Adams) participate as working interest owners in certain oil and gas wells operated by the Company. In addition, these entities may participate in non-Company operated wells where the Company also holds an interest. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company's Board of Directors. As of March 31, 2004, the Company owed a combined net total of $770,000 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society ("COPAS") Bulletin 5. Such overhead recoveries totaled $32,000 during the first quarter of 2004.

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

Note 7 - Commitments and Contingencies

      In April 2003, Gulfmark Energy Marketing, Inc. a wholly owned subsidiary of the Company previously involved in a crude oil marketing joint venture, received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. The claim is further described in Note (5) to Notes to Unaudited Consolidated Financial Statements. Management believes the claims made for the arbitration are not consistent with the terms of the joint venture agreement. Further, management does not believe a re-audit or arbitration of this matter will have a significant adverse effect on the Company's financial position or results of operations.

      In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Further, management believes it has adequate insurance coverage against these claims. However, due to the recent filing of the suit for events that occurred over 20 years ago, the Company's insurance carrier at the time has not as yet acknowledged its obligation. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

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

Note 8 - Guarantees

      Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of March 31, 2004 are as follows: (IN THOUSANDS)

                          2004     2005     2006      2007     Thereafter     Total
                         -------  -------  ------    ------    ----------    -------
Lease residual values...  $422     $762     $150     $    -     $  1,008     $2,342

      Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that in the future would require liability recognition under the provisions of Interpretation No. 45.

      Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, none of such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of March 31, 2004, the amount of parental guaranteed obligations are approximately as follows: (IN THOUSANDS)

                           2004        2005       2006       2007     Thereafter    Total
                          -------     ------     ------     ------    ----------   --------
Bank Debt ...........     $     -     $1,434     $5,738     $4,303     $     -     $11,475
Operating leases ....       3,444      3,135      2,373      2,064       2,678      13,694
Lease residual values         422        762        150          -       1,008       2,342
Commodity purchases .      35,847          -          -          -           -      35,847
Letters of credit ...      28,185          -          -          -           -      28,185
                          -------     ------     ------     ------     -------     -------
                          $67,898     $5,331     $8,261     $6,367     $ 3,686     $91,543
                          =======     ======     ======     ======     =======     =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      -     Marketing

      Marketing division revenues, operating earnings and depreciation are presented as follows (IN THOUSANDS):

                             Three Months Ended
                                   March 31,
                       -------------------------------
                            2004               2003
                       -------------     -------------
Revenues .........     $     448,698     $     462,556
Operating earnings     $       2,544     $       3,977
Depreciation .....     $         377     $         441

      Supplemental volume and price information is as follows:

                                                      Three Months Ended
                                                            March 31,
                                               -----------------------------------
                                                     2004                2003
                                               ---------------    ----------------
Wellhead Purchases - Per day (1)
       Crude oil - barrels .....                        76,000              91,000
       Natural gas - mmbtu .....                       298,000             308,000
Average Purchase Price
       Crude oil - per barrel ..              $          33.88    $          32.59
       Natural gas - per mmbtu .              $           5.43    $           6.31

--------------

(1) Reflects the volume purchased from third parties at the wellhead level and pipeline pooling points.

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

      Marketing division revenues declined by $13,858,000 or 3 percent as a result of reduced crude oil purchase and sales volumes. The Company has concentrated its efforts on its higher margin business, and this coupled with normal production declines, caused the volume reduction.

      Operating earnings are reduced by $1,433,000 or 36 percent due to three factors. First, as a middleman wholesaler of gasoline and diesel, the Company sustained losses when refined product supply costs increased faster than the price to the Company's end market customers. This event caused a $546,000 reduction in comparative first quarter 2004 operating earnings. The second factor was a $391,000 reduction in operating margins within the Company's wholesale natural gas operation. During the first quarter of 2003, natural gas prices escalated suddenly which afforded the Company improved natural gas margin opportunities in last year's first quarter. The causative third factor was that first quarter 2003 marketing earnings included $396,000 from the reversal of previously recorded accrual items. Such additions to earnings resulted from the final true-up of the accounting for certain open items. This item did not recur in the first quarter of 2004. Also impacting first quarter 2004 marketing operations was $548,000 of earnings that resulted from the Company liquidating lower priced inventory into a relatively high value market as average sales price realizations rose by over $4 per barrel during the quarter. As of March 31, 2004, the Company held 176,000 barrels of crude oil inventory at an average cost of $36.44.

      -     Transportation

      Transportation revenues, operating earnings and depreciation are as follows (IN THOUSANDS):

                       Three Months Ended              Increase
                            March 31,                 (Decrease)
                       ------------------     -----------------------
                        2004        2003         Amount       Percent
                       -------     ------     -------------   -------
Revenues ............  $10,066     $9,010     $       1,056       12 %
Operating earnings...  $   415     $  499     $         (84)     (17)%
Depreciation ........  $   547     $  500     $          47        9 %

      Transportation revenues improved in the first quarter of 2004 as the Company experienced increased demand from its petrochemical industry customer base. Operating earnings were reduced, however, due to increased fuel and insurance costs. Over the past 24 to 36 months, the Company has experienced a high level of resistance against an increase in allowed freight rates. This situation developed because the United States' economy and the chemical industry in particular had been in a period of reduced activity. However, recent improvements in demand spurred by increased manufacturing and retail sales coupled with a reduced level of available competition have allowed the Company to implement rate increases beginning in April 2004. The strong demand at higher rates appears to be continuing into the second quarter of 2004.

      -     Oil and Gas

      Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (IN THOUSANDS):

                                  Three Months Ended
                                       March 31,
                                  ------------------
                                  2004         2003
                                  ------     -------
Revenues ......................   $2,551     $1,724

Operating earnings ............   $  487     $  861

Depreciation and depletion.....   $  494     $  351

      Production volumes and price information is a follows:

                                       Three Months Ended
                                              March 31,
                                 ----------------------------------
                                   2004                     2003
                                 -------               ------------
Crude oil

    Volume - barrels .......       17,000                    11,000

    Average price per barrel     $  33.99               $     33.61

Natural gas

    Volume - mcf ...........      348,000                   295,000

    Average price per mcf ..     $   5.69               $      4.58

      Oil and gas revenues improved by $827,000 or 48 percent as a direct result of increased crude oil and natural gas production volumes stemming from recent successful drilling results together with commodity price increases. Operating earnings were reduced, however, because $940,000 of exploration expense was incurred in the first quarter of 2004 compared to $11,000 of exploration related expenses occurring during the first quarter of 2003. Such 2004 exploration expenses included a $167,000 impairment provision on non-producing properties plus $696,000 of geological and geophysical costs. Depreciation also increased during 2004 as a result of the amortization of 2003 property additions.

      During the first quarter of 2004, the Company participated in the drilling of nine wells with six wells successfully completed, two dry holes and one well presently drilling. In addition, one well that was in process at year-end December 31, 2003 was successfully completed in 2004. Presently, nine additional locations have been approved for drilling and are awaiting a drilling rig. Going forward, in Calcasieu Parish, Louisiana, the Company will spud the first well location identified by a large 3-D survey conducted in 2003. Numerous prospects have been identified in this area for drilling in 2004. In Alabama, the Company participated in a large recently completed 3-D survey. The data from this survey is now being processed and will be evaluated before year-end.

      In Wharton and Colorado Counties, Texas the Company joined with partners in the purchase of over 200 square miles of 3-D seismic data. This data will be reprocessed using the latest techniques in an attempt to expand the success experienced during 2003 on similar looking formations that exist in nearby Fort Bend County, Texas. Two prospects have been identified and will be drilled in the second or third quarter of 2004. Several other leads are expected to evolve into drillable prospects before year-end.

      In the Central UK sector of the North Sea, the Company and its joint interest partners are evaluating and reprocessing purchased seismic data on their mutual interest in Block 21-1b. The reprocessing is currently on schedule for completion by the end of the second quarter. If a drillable prospect is identified, a third party participant will be sought to fund the drilling of the first well.

      -     Discontinued operations

      During 2003, management decided to withdraw from its New England region retail natural gas marketing business. This business unit sustained after tax losses totaling $253,000 and $2,053,000 during each of the three-month periods ended March 31, 2004 and 2003, respectively. Such losses resulted from certain "full requirements" contracts with weather sensitive end-use customers. Under these contracts, the Company retained the risk associated with any differences between expected volumes and actual usage. The winter of 2003 was abnormally cold and due to strong demand conditions, natural gas prices were elevated. As a result, during January, February and March of 2003, this category of customer caused the Company to purchase supplemental quantities of natural gas at prices greater than the contracted sales realization. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. First quarter 2004 losses were substantially reduced from those incurred during the first quarter of 2003. This result occurred because contractual volume requirements were substantially reduced in 2004 as the Company had scaled back operation during 2003. As of March 31, 2004, the Company has substantially completed its exit from this business.

      -     Outlook

      With an improving transportation segment and anticipated continued strength for the oil and gas segment, the outlook for 2004 earnings remains favorable.

Liquidity and Capital Resources

      Management generally balances the cash flow requirements of the Company's investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with the non-cash provision for depreciation, depletion and amortization. A summary of this relationship follows (IN THOUSANDS):

                                                                    Three Months Ended
                                                                         March 31,
                                                                   --------------------
                                                                     2004         2003
                                                                   -------      -------
Depreciation, depletion and amortization .....................     $ 1,418      $ 1,292

Property and equipment additions .............................      (2,195)      (1,761)
                                                                   -------      -------

Other (sources) of cash ......................................     $  (777)     $  (469)
                                                                   =======      =======

      Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated.

      During the first three months of 2004, net cash provided by operating activities totaled $3,011,000. The Company's capital expenditures totaled $2,195,000, including $93,000 for marketing equipment, $1,176,000 in transportation operations and $926,000 in oil and gas drilling activities. The remaining $816,000 of cash flow from operating activities was used to boost cash reserves and generally improve liquidity.

      For the remainder of 2004, the Company anticipates spending approximately $3.5 million on oil and gas exploration projects and approximately $915,000 on tractor and trailer equipment additions as present lease financing arrangements mature.

Banking Relationships

      The Company's primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of March 31, 2004 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $5,000,000 as of March 31, 2004. The line of credit loans are scheduled to expire on October 29, 2005, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments. As of March 31, 2004, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

      The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $34,103,000. Should the Company's net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company's common stock.

      The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of March 31, 2004, the Company had $3.2 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of March 31, 2004. Letters of credit outstanding under this facility totaled approximately $19.4 million as of March 31, 2004. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

      The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. No working capital advances were outstanding under this facility as of March 31, 2004. Letters of credit outstanding under this facility totaled approximately $8.8 million as of March 31, 2004. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

      1. Gross margins, derived from certain aspects of the Company's ongoing business, are front-ended into the period in which contracts are executed. Meanwhile, personnel and other costs associated with servicing accounts as well as substantially all risks associated with the execution of contracts are expensed as incurred during the period of physical product flow and title passage.

      2. Mark-to-market earnings are calculated based on stated contract volumes. A significant risk associated with the Company's business is the conversion of stated contract or planned volumes into actual physical commodity movement volumes without a loss of margin. Again the planned profit from such commodity contracts is bunched and front-ended into one period while the risk of loss associated with the difference between actual vs planned production or usage volumes falls in a subsequent period.

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

      Due to (a) the volume of transactions, (b) the complexity of transactions and (c) the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balances due and paying only bonafide properly supported claims. In addition, the Company maintains and monitors its bad debt allowance. A degree of risk remains, however, simply due to the customs and practices of the industry.

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

      -     Interest Rate Risk

      Total long-term debt at March 31, 2004 included $11,475,000 of floating rate debt. As a result, the Company's annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of March 31, 2004. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the three-month period ended March 31, 2004.

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

      Certain forward contracts are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of March 31, 2004 and December 31, 2003 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $855,000, all of which will be received in 2004 and 2005. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

      The following table illustrates the factors that impacted the change in the net value of the Company's risk management assets and liabilities for each of the three months ended March 31, 2004 and 2003 (IN THOUSANDS)

                                                           2004      2003
                                                          -----      -----
Net fair value on January 1, ........................     $ 692      $ (70)
Activity during 2004
  - Cash received from settled contracts ............      (335)       (61)
  - Net realized gain from prior years' contracts ...        31          -
  - Net realized (loss) from prior years' contracts .         -       (120)
  - Net unrealized (loss) from prior years' contracts       (27)         -
  - Net unrealized gain from prior years' contracts .         -        210
  - Net unrealized gain from current year contracts .       494        110
                                                          -----      -----
Net fair  value on March 31,.........................     $ 855      $  69
                                                          =====      =====

      Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2004 through March 31, 2004, natural gas price realizations ranged from a monthly low of $3.58 to a monthly high of $13.74 per mmbtu. Oil prices ranged from a low of $34.30 per barrel to a high of $37.93 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $897,000 for the three-month period ended March 31, 2004.

Forward-Looking Statements--Safe Harbor Provisions

      This report for the period ended March 31, 2004 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management's Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

      A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins,
(c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, and (i) the availability of capital, among others (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities (p) commodity price volatility and (q) successful completion of drilling activity. For more information, see the discussion under Forward-Looking Statements in the annual report or Form 10-K for the year ended December 31, 2003.

Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") are communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the three-month period prior to the filing of this report (the "Evaluation Date") an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in our internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. -

      In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Further, management believes it has adequate insurance coverage against these claims. However, due to the recent filing of the suit for events that occurred over 20 years ago, the Company's insurance carrier at the time has not as yet acknowledged its obligation. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

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

Item 2. - None

Item 3. -None

Item 4. -None

Item 5. -None

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K

      A report on Form 8-K dated March 18, 2004 was filed on March 24, 2004 to announce earnings for the fourth quarter and year ended December 31, 2003.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ADAMS RESOURCES & ENERGY, INC.
                                    (Registrant)


Date:  May 13, 2004                 By  /s/ K. S. Adams, Jr.
                                        ------------------------------------
                                        K. S. Adams, Jr.
                                        Chief Executive Officer

                                    By  /s/ Richard B. Abshire
                                    -----------------------------------------
                                    Richard B. Abshire
                                    Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
 Number                                Description
-------           -------------------------------------------------------------
31.1              Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002