Form 10-Q
period 2004-06-30
ADAMS RESOURCES & ENERGY INC
filed 2004-08-11
CIK 2178

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from _______ to

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

      A total of 4,217,596 shares of Common Stock were outstanding at August 10, 2004.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Six Months Ended         Three Months Ended
                                                      June 30,                  June 30,
                                               ----------------------    ----------------------
                                                 2004          2003         2004         2003
                                               ---------    ---------    ---------    ---------
REVENUES:
   Marketing ...............................   $ 929,675    $ 877,503    $ 480,977    $ 414,947
   Transportation ..........................      22,150       18,425       12,084        9,415
   Oil and gas .............................       5,106        4,329        2,555        2,605
                                               ---------    ---------    ---------    ---------
                                                 956,931      900,257      495,616      426,967
                                               ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Marketing ...............................     925,192      869,524      479,415      411,386
   Transportation ..........................      18,909       16,267        9,805        8,256
   Oil and gas .............................       2,948        1,596        1,378        1,084
   General and administrative ..............       3,454        3,007        1,851        1,566
   Depreciation, depletion and
   amortization ............................       2,890        2,634        1,472        1,342
                                               ---------    ---------    ---------    ---------
                                                 953,393      893,028      493,921      423,634
                                               ---------    ---------    ---------    ---------

Operating earnings .........................       3,538        7,229        1,695        3,333
Other income (expense):
   Interest income .........................          27          270           11          115
   Interest expense ........................         (61)         (62)         (21)         (29)
                                               ---------    ---------    ---------    ---------
Earnings from continuing operations before
   income taxes and cumulative effect of
   accounting change .......................       3,504        7,437        1,685        3,419

Income tax provision .......................       1,195        2,859          567        1,334
                                               ---------    ---------    ---------    ---------

Earnings from continuing operations ........       2,309        4,578        1,118        2,085
Loss from discontinued operation, net of tax
   benefit of $130, $1,682, $0 and $424,
   respectively ............................        (253)      (2,708)           -         (655)
                                               ---------    ---------    ---------    ---------
Earnings before cumulative effect of
   accounting change .......................       2,056        1,870        1,118        1,430
Cumulative effect of accounting change,
   net of tax of $57 .......................           -          (92)           -            -
                                               ---------    ---------    ---------    ---------

Net earnings ...............................   $   2,056    $   1,778    $   1,118    $   1,430
                                               =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE:
   From continuing operations ..............   $     .55    $    1.08    $     .27    $     .49
   From discontinued operation .............        (.06)        (.64)           -         (.15)
   Cumulative effect of accounting change ..           -         (.02)           -            -
                                               ---------    ---------    ---------    ---------
   Basic and diluted net earnings
     per common share ......................   $     .49    $     .42    $     .27    $     .34
                                               =========    =========    =========    =========

DIVIDENDS PER COMMON SHARE .................   $       -  $         -  $         -  $         -
                                               =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                       June 30,     December 31,
                                                         2004           2003
                                                       ---------    ------------
ASSETS

Current assets:
  Cash and cash equivalents ........................   $  17,562      $  28,342
  Accounts receivable, net of allowance for doubtful
    accounts of $1,862 and $1,935, respectively ....     148,670        135,306
  Inventories ......................................      10,253          6,874
  Risk management receivables ......................       4,100          3,809
  Income tax receivable ............................       1,685          1,310
  Prepayments ......................................       8,308          4,870
  Current assets of discontinued operation .........           -          5,140
                                                       ---------      ---------

                Total current assets ...............     190,578        185,651
                                                       ---------      ---------

Property and equipment .............................      84,059         80,749

Less - accumulated depreciation, depletion
       and amortization ............................     (59,116)       (56,342)
                                                       ---------      ---------
                                                          24,943         24,407
                                                       ---------      ---------

Other assets .......................................         182            203
                                                       ---------      ---------
                                                       $ 215,703      $ 210,261
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................   $ 149,480      $ 145,047
  Risk management payables .........................       3,427          3,117
  Accrued and other liabilities ....................       3,116          3,364
  Current liabilities of discontinued operation ....           -          1,137
                                                       ---------      ---------
                Total current liabilities ..........     156,023        152,665

Long-term debt .....................................      11,475         11,475

Other liabilities:
  Asset retirement obligations .....................         743            706
  Deferred taxes and other .........................       3,174          3,183
                                                       ---------      ---------
                                                         171,415        168,029
                                                       ---------      ---------

Commitments and contingencies (Note 7)

Shareholders' equity:
  Preferred stock - $1.00 par value, 960,000 shares
      authorized, none outstanding .................           -              -
  Common stock - $.10 par value, 7,500,000 shares
      authorized, 4,217,596 shares outstanding .....         422            422
  Contributed capital ..............................      11,693         11,693
  Retained earnings ................................      32,173         30,117
                                                       ---------      ---------
                Total shareholders' equity .........      44,288         42,232
                                                       ---------      ---------
                                                       $ 215,703      $ 210,261
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
CASH PROVIDED BY OPERATIONS:
  Earnings from continuing operations ..................   $  2,309    $  4,578
  Adjustments to reconcile net earnings to net
         cash provided by operating activities -
    Depreciation, depletion and amortization ...........      2,890       2,634
    Gains on property sales ............................         (5)        (98)
    Impairment on non-producing oil and gas properties .        315           -
    Other, net .........................................         49         469
  Changes in operating assets and liabilities -
    Decrease (increase) in accounts receivable, net ....    (13,364)    (11,907)
    Decrease (increase) in inventories .................     (3,379)     (1,373)
    Risk management activities .........................         19        (929)
    Decrease (increase) in tax receivable ..............       (375)        190
    Decrease (increase) in prepayments .................     (3,438)     (4,135)
    Increase (decrease) in accounts payable ............      4,433      14,734
    Increase (decrease) in accrued and other
         liabilities....................................       (248)        185
                                                           --------    --------

Net cash provided by (used in) continuing operations ...    (10,794)      4,348
Net cash provided by discontinued operation ............      3,750       6,206
                                                           --------    --------

Net cash provided by (used in) operating activities ....     (7,044)     10,554
                                                           --------    --------

INVESTING ACTIVITIES:
  Property and equipment additions .....................     (3,741)     (4,044)
  Proceeds from property sales .........................          5         118
                                                           --------    --------
    Net cash used in investing activities ..............     (3,736)     (3,926)
                                                           --------    --------

FINANCING ACTIVITIES:
    Net borrowings under credit agreements .............          -           -
                                                           --------    --------

    Net cash used in financing activities ..............          -           -
                                                           --------    --------

Increase (decrease) in cash and cash equivalents .......    (10,780)      6,628

Cash at beginning of period ............................     28,342      27,262
                                                           --------    --------

Cash at end of period ..................................   $ 17,562    $ 33,890
                                                           ========    ========

Supplemental disclosure of cash flow information:

    Interest paid during the period ....................   $     61    $     62
                                                           ========    ========

    Income taxes paid during the period ................   $  1,490    $    811
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                 ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2004 and December 31, 2003 and its results of operations for the six months and three months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

   Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. In addition, these statements include the Company's share of oil and gas joint interests using pro-rata consolidation and its interest in a 50% owned crude oil marketing joint venture using the equity method of accounting. In July 2004, the Company settled all outstanding issues with the joint venture partner and beginning in July 2004, will fully consolidate the remaining balances of the joint venture. See Note (5) of Notes to Unaudited Consolidated Financial Statements.

   Nature of Operations

         The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500-mile radius of Houston, Texas.

   Cash and Cash Equivalents

         Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with maturity of 30 days or less. Included in the cash balance at June 30, 2004 and December 31, 2003 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

   Inventories

         Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale. Such products are valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Materials and supplies are included in inventory at specific cost, with a valuation allowance provided if needed. Components of inventory are as follows (IN THOUSANDS):

                                                            June 30,            December 31,
                                                              2004                 2003
                                                         ---------------      ----------------
Crude oil.......................................         $        7,482       $         4,108
Petroleum products..............................                  2,097                 2,192
Materials and supplies..........................                    674                   574
                                                         --------------       ---------------

                                                         $       10,253       $         6,874
                                                         ==============       ===============

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

   Earnings Per Share

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for the six-month and the three month periods ended June 30, 2004 and 2003. There were no potentially dilutive securities during 2004 and 2003.

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

   Price Risk Management Activities

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting. In the latter case, the effected portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. The Company had no contracts designated for hedge accounting under SFAS No. 133 during any current reporting periods.

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

         The Company's forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management's assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of June 30, 2004 is $673,000, all of which will be received in 2004 and 2005. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors impacting the change in the net value of the Company's risk management assets and liabilities for the periods ended June 30, 2004 and 2003 (IN THOUSANDS):

                                                                                    2004            2003
                                                                                -------------    ----------
Net fair value on January 1,..............................................      $         692    $      (70)
Activity during 2004
 -   Cash received from settled contracts ................................               (576)          316
 -   Net realized gain from prior years' contracts........................                 62             -
 -   Net realized (loss) from prior years' contracts .....................                  -          (163)
 -   Net unrealized (loss) from prior years' contracts....................                (30)            -
 -   Net unrealized gain from prior years' contracts......................                  -           322
 -   Net unrealized gain from current year contracts......................                525           454
                                                                                -------------    ----------
 Net fair value on June 30,...............................................      $         673    $      859
                                                                                =============    ==========

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", requiring the purchase method of accounting for business combinations initiated after June 30, 2001, which eliminates the pooling-of-interests method. In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. The Company did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 142. The Company believes the treatment of such mineral rights as tangible assets under the successful efforts method of accounting for crude oil and natural gas properties is appropriate. An issue has arisen regarding whether contractual mineral rights should be classified as intangible rather than tangible assets. If it is determined that reclassification is necessary, the Company's net property, plant and equipment would be reduced by approximately $10.5 million and $9.9 million and intangible assets would have increased by a like amount at June 30, 2004 and December 31, 2003, respectively, representing unamortized cost incurred since inception. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and reclassifications necessary would not impact the Company's cash flows or results of operations.

Note 3 - Discontinued Operations

         During 2003, management decided to withdraw from its New England region retail natural gas marketing business, which was included in the marketing segment. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. The New England operation had no fixed assets or capitalized costs associated with intangibles. Therefore, an impairment assessment of long-lived assets was not necessary. Further, all contracts associated with this operation were initially recorded at fair value pursuant to SFAS No. 133. As a result, a separate fair value analysis was not needed in connection with the decision to discontinue New England business. As of March 31, 2004, the Company had substantially completed its exit from this business.

Note 4 - Segment Reporting

         The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (IN THOUSANDS):

                                                          Depreci-
                                                            ation,
                                                          Depletion     Property
                                             Segment         and          and
                                            Operating      Amorti-      Equipment
                              Revenues       Earnings       zation      Additions
                             -----------   -----------   -----------   -----------
For the six months ended
June 30, 2004
   Marketing .............   $   929,675   $     3,737   $       746   $       181
   Transportation ........        22,150         2,107         1,134         2,003
   Oil and gas ...........         5,106         1,148         1,010         1,557
                             -----------   -----------   -----------   -----------
                             $   956,931   $     6,992   $     2,890   $     3,741
                             ===========   ===========   ===========   ===========

For the six months ended
June 30, 2003
   Marketing .............   $   877,503   $     7,261   $       718   $       724
   Transportation ........        18,425         1,130         1,028           595
   Oil and gas ...........         4,329         1,845           888         2,725
                             -----------   -----------   -----------   -----------
                             $   900,257   $    10,236   $     2,634   $     4,044
                             ===========   ===========   ===========   ===========

For the three months ended
June 30, 2004
   Marketing .............   $   480,977   $     1,193   $       369   $        88
   Transportation ........        12,084         1,692           587           827
   Oil and gas ...........         2,555           661           516           631
                             -----------   -----------   -----------   -----------
                             $   495,616   $     3,546   $     1,472   $     1,546
                             ===========   ===========   ===========   ===========

For the three months ended
June 30, 2003
   Marketing .............   $   414,947   $     3,284   $       277   $       634
   Transportation ........         9,415           631           528            66
   Oil and gas ...........         2,605           984           537         1,583
                             -----------   -----------   -----------   -----------
                             $   426,967   $     4,899   $     1,342   $     2,283
                             ===========   ===========   ===========   ===========

     Identifiable assets by industry segment are as follows (IN THOUSANDS):

                                  June 30,    December 31,
                                    2004          2003
                                -----------   -----------
Marketing ..................    $   162,297   $   144,722
Transportation .............         16,878        14,564
Oil and gas ................         13,944        13,817
Discontinued operations.....              -         5,140
Other ......................         22,584        32,018
                                -----------   -----------
                                $   215,703   $   210,261
                                ===========   ===========

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

         Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes and cumulative effect of accounting change, as follows (IN THOUSANDS):

                                               Six months ended       Three months ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                               2004        2003        2004        2003
                                             --------    --------    --------    --------
Segment operating earnings ...............   $  6,992    $ 10,236    $  3,546    $  4,899
General and administrative ...............     (3,454)     (3,007)     (1,851)     (1,566)
                                             --------    --------    --------    --------
     Operating earnings ..................      3,538       7,229       1,695       3,333
Interest income ..........................         27         270          11         115
Interest expense .........................        (61)        (62)        (21)        (29)
                                             --------    --------    --------    --------
Earnings from continuing operations before
     income taxes ........................   $  3,504    $  7,437    $  1,685    $  3,419
                                             ========    ========    ========    ========

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

         The co-venture participant initially conducted an audit of the joint venture in June 2002 and management was led to believe the audit produced no adverse findings. However, in April 2003, the Company received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. In July 2004, the Company and the joint venture co-participant settled all matters arising from this dispute. This settlement was completed by the Company assuming 100 percent of any future obligations of the joint venture plus a cash payment of $350,000 to the joint venture claimant in exchange for an assignment of all accounts receivable from the joint venture and relief from the Company's approximate $4.9 million cash obligations otherwise due to the joint venture.

         The Company continues to implement the final wind-down and settlement of open trade account items. As of June 30, 2004, the joint venture's remaining trade accounts due totaled approximately $4.5 million and trade accounts payable totaled approximately $8.8 million. As the venture either collects or funds cash proceeds in settlement of such accounts, the Company will receive or pay the entire balance of such cash proceeds or requirements.

Note 6 - Transactions with Affiliates

         Mr. K. S. Adams, Jr., Chairman and President of the Company, is a limited partner in certain family limited partnerships known as Sakco, Ltd. ("Sakco"), Kenada Oil & Gas, Ltd. ("Kenada") and Kasco, Ltd. ("Kasco"). From time to time, Mr. Adams individually, the family limited partnerships and Sakdril, Inc. ("Sakdril"), a wholly owned subsidiary of KSA Industries, Inc., (a major stockholder of the Company, and controlled by Mr. Adams) participate as working interest owners in certain oil and gas wells operated by the Company. In addition, these entities may participate in non-Company operated wells where the Company also holds an interest. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company's Board of Directors. As of June 30, 2004, the Company owed a combined net total of $509,000 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society ("COPAS") Bulletin 5. Such overhead recoveries totaled $69,000 during the first half of 2004.

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

Note 7 - Commitments and Contingencies

         In April 2003, Gulfmark Energy Marketing, Inc. a wholly owned subsidiary of the

Company previously involved in a crude oil marketing joint venture, received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. The claim is further described in Note (5) to Notes to Unaudited Consolidated Financial Statements. This matter was resolved in July 2004 by the Company assuming 100 percent of any future obligations of the joint venture plus a cash payment of $350,000 to the joint venture claimant in exchange for an assignment of all accounts receivable from the joint venture and relief from the Company's cash obligations otherwise due to the joint venture.

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

Note 8 - Guarantees

         Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of June 30, 2004 are as follows (IN THOUSANDS):

                                     2004       2005       2006       2007     Thereafter     Total
                                   ---------  ---------  ---------  --------   ----------   ----------
Lease residual values..........    $    281   $    762   $    150   $      -   $      661   $    1,854

         Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that in the future would require liability recognition under the provisions of Interpretation No. 45.

         Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, none of such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of June 30, 2004, the amount of parental guaranteed obligations are approximately as follows (IN THOUSANDS):

                                           2004         2005         2006        2007         Thereafter    Total
                                        -----------  ----------   ----------  ----------      ----------  -----------
Bank debt...........................    $         -  $    1,434   $    5,738  $    4,303    $          -  $   11,475
Operating leases....................          2,412       3,542        2,781       2,471           3,288      14,494
Lease residual values...............            281         762          150           -             661       1,854
Commodity purchases.................         17,101           -            -           -               -      17,101
Letters of credit...................         23,003           -            -           -               -      23,003
                                        -----------  ----------   ----------  ----------    ------------  ----------
                                        $    42,797  $    5,738   $    8,669  $    6,774    $      3,949  $   67,927
                                        ===========  ==========   ==========  ==========    ============  ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

              -   Marketing

         Marketing division revenues, operating earnings and depreciation are presented as follows (IN THOUSANDS):

                                             Six Months Ended                 Three Months Ended
                                                 June 30,                           June 30,
                                     ---------------------------------    -----------------------------
                                         2004                2003              2004           2003
                                     --------------     --------------    -------------    ------------
Revenues......................       $     929,657      $      877,503    $     480,977    $    414,947
Operating earnings ...........       $       3,737      $        7,261    $       1,193    $      3,284
Depreciation..................       $         746      $          718    $         369    $        277

Supplemental volume and price information is as follows:

                                                   Six Months Ended                     Three Months Ended
                                                       June 30,                              June 30,
                                              ---------------------------------    -----------------------------
                                                  2004                2003             2004             2003
                                              --------------     --------------    -------------    ------------
Wellhead Purchases - Per day (1)

   Crude oil - barrels.................               76,400             91,000           76,700          90,000
   Natural gas - mmbtu's...............              303,000            319,000          309,000         331,000

Average Purchase Price
   Crude oil - per barrel..............       $        35.43     $        30.21    $       36.97    $      27.84
   Natural gas - per mmbtu.............       $         5.64     $         5.82    $        5.84    $       5.38

------------------------
(1) Reflects the volume purchased from third parties at the wellhead level.

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

         Marketing revenues increased by 6 percent and 16 percent, respectively, for the comparative current six-month and three-month periods. For 2004, the revenue increase resulted from crude oil prices increasing by an averaging of 17 percent over 2003 levels. Such price increases more than offset crude oil wellhead purchase and resale volume declines.

         Marketing division operating earnings were reduced by 48 percent and 64 percent, respectively, for the comparative six-month and three-month periods ended June 30, 2004 due to three primary factors. First, during 2003, near month crude oil prices remained very strong relative to future month prices as a result of the Iraq war situation. This market condition served to widen the Company's per unit margins yielding improved profitability. In contrast, although world crude oil prices continued to escalate during 2004, domestic supply remained plentiful, causing crude oil marketing margins to decline. As a result, crude oil operating margins for the comparative first half of 2004 were reduced by $1,010,000, in spite of the Company earning approximately $727,000 during 2004 by liquidating crude oil inventories into a relatively higher priced marketplace. The second factor derives from the Company's wholesale gasoline and diesel business, where losses were sustained when refined product supply costs increased faster than the price to the Company's end market customers. This event caused an $881,000 reduction in comparative first half 2004 operating earnings. The third factor was due to the fact that in 2003, the Company had a $760,000 addition to earnings from a reversal of certain previously recorded accrual items. Such additions to earnings resulted from the final "true-up" of the accounting for certain open items. This item did not recur in 2004. As of June 30, 2004, the Company held 198,000 barrels of crude oil inventory at an average cost of $37.73.

            -  Transportation

         Transportation revenues, operating earnings and depreciation are as follows (IN THOUSANDS):

                                   Six Months Ended                        Three Months Ended
                                       June 30,           Increase                June 30,          Increase
                               ------------------------   --------      --------------------------  --------
                                 2004           2003                        2004           2003
                               ----------    ----------                 -------------    ---------
Revenues....................   $   22,150    $   18,425      20%        $      12,084    $   9,415     28%
Operating earnings..........   $    2,107    $    1,130      86%        $       1,692    $     631    168%
Depreciation................   $    1,134    $    1,028      10%        $         587    $     528     11%

         Transportation revenues improved in the first half of 2004 when the Company experienced increased demand from its petrochemical industry customer base. The demand increase was most prevalent beginning in April 2004 and continuing into this year's third quarter. Strong demand served to boost operating earnings by 86 percent for the six-month period and by 168 percent for the comparative second quarter of 2004. Generally, when revenues increase, operating earnings increase at a faster rate due to a relatively large component of fixed costs included in operating expenses. Significant fixed cost items include the capital costs associated with equipment and facilities and the personnel costs associated with terminal operations. Driver wages and fuel are the primary variable costs fluctuating with revenues. An additional significant transportation cost component is insurance, which contains both a fixed and a variable cost aspect.

         Demand for the Company's trucking service has remained strong and is spurred by an improving United States economy. Other important factors include reduced levels of competition as the industry experienced a general "shake-out" in recent years coupled with service delays by the railroad industry. Additionally, a comparatively weaker dollar exchange rate has served to stimulate export demand for chemicals. The strong demand picture and reduced competition has afforded the opportunity to increase rates. Presently, the Company's transportation business is running at or near full capacity.

             -  Oil and Gas

         Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (IN THOUSANDS):

                                              Six Months Ended             Three Months Ended
                                                  June 30,                      June 30,
                                         --------------------------    ---------------------------
                                             2004          2003            2004           2003
                                         -----------    -----------    ------------   ------------
Revenues...........................      $     5,106    $     4,329    $      2,555   $      2,605
Operating earnings.................      $     1,148    $     1,845    $        661   $        984
Depreciation and depletion.........      $     1,010    $       888    $        516   $        537

Production volumes and price information is as follows:

                                              Six Months Ended             Three Months Ended
                                                  June 30,                      June 30,
                                         --------------------------    ---------------------------
                                             2004          2003            2004           2003
                                         -----------    -----------    ------------   ------------
Crude oil
  Volume - barrels.................           35,200         28,700          18,200         17,700
  Average price per barrel.........      $     35.72    $     31.03    $      37.33   $      29.42
Natural gas
  Volume - mcf.....................          670,000        638,000         322,000        343,000
  Average price per mcf............      $      5.74    $      5.36    $       5.79   $       6.03

         Oil and gas revenues improved by $777,000 or 18 percent for the current six-month period as a direct result of increased crude oil and natural gas production volumes stemming from recent successful drilling results together with commodity price increases. Operating earnings were reduced, however, because $1,481,000 of exploration expense was incurred in the first half of 2004 compared to $462,000 of exploration expenses occurring during the first half of 2003. Exploration expense in 2004 included a $315,000 impairment provision on non-producing properties plus $1,073,000 of geological and geophysical costs. For the comparative second quarter of 2004, revenues were reduced slightly as a result of reduced levels of natural gas production volumes. Depreciation and depletion during 2004 varied with production volumes.

         During the first half of 2004, the Company participated in the drilling of fifteen wells with ten wells productive, one dry hole and four wells drilling at the end of the second quarter. Of the four drilling wells, three subsequently proved productive with one dry hole. The initial well on a large Calcasieu Parish, Louisiana 3-D seismic survey was one of the successful wells drilled by the Company during the second quarter of 2004. With this success, numerous prospects have now been identified for drilling in the second half of 2004.

         In Alabama, the Company and its joint interest partners recently completed a large 3-D seismic survey. The data from this survey is being processed and will be evaluated before year-end 2004. In Wharton and Colorado Counties, Texas the Company joined with partners in the purchase of over 200 square miles of 3-D seismic data. This data was purchased in the first quarter of 2004 and is being reprocessed using the latest techniques in an attempt to expand previous successes on similar looking formations existing in nearby Fort Bend County, Texas. Two prospects have been identified and are ready to drill. The first prospect is waiting on a rig to arrive in August 2004. Several other leads are expected to evolve into drillable prospects before year-end.

         In the Central UK sector of the North Sea, the Company and its joint interest partners continue to evaluate and reprocess purchased seismic data on their interest in Block 21-1b. The reprocessing is currently scheduled for completion by the end of the third quarter and a prospect package is expected by year-end. At that time a new partner will be sought to join on a promoted basis to fund the drilling of the first well.

            -   Discontinued operations

         During 2003, management decided to withdraw from its New England region retail natural gas marketing business. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. An orderly withdrawal from the region was instituted in 2003 and as of March 31, 2004, the Company had substantially completed its exit from this business.

            -   Outlook

         The Company's transportation segment continues to experience strong demand and improved profitability. Coupled with anticipated continued strength for the oil and gas segment, the outlook for 2004 earnings remains favorable.

Liquidity and Capital Resources

         During the first six months of 2004, net cash used in continuing operations totaled $10,794,000 versus $4,348,000 of net cash provided by continuing operations during the first six months of 2003. This relative large usage of available cash flow reflected an atypical situation resulting from price increases and timing of insurance and other purchases as well as estimated federal tax payments. A continuation of this trend is not anticipated during for the remainder of 2004.

         Management generally balances the cash flow requirements of the Company's investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with the non-cash provision for depreciation, depletion and amortization. A summary of this relationship follows (IN THOUSANDS):

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               -------------------------
                                                                                 2004            2003
                                                                               ---------       ---------
Depreciation, depletion and amortization......................                 $   2,890       $   2,634

Property and equipment additions..............................                    (3,741)         (4,044)
                                                                               ---------       ---------

Other (sources) of cash.......................................                 $    (851)      $  (1,410)
                                                                               =========       =========

         The Company's capital expenditures for the first half of 2004 totaled $3,741,000, including $181,000 for marketing equipment, $2,003,000 in transportation operations and $1,557,000 in oil and gas drilling activities. Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated.

         For the remainder of 2004, the Company anticipates spending approximately $2.8 million on oil and gas exploration projects and approximately $625,000 on tractor and trailer equipment additions as present lease financing arrangements mature.

Banking Relationships

         The Company's primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank's prime rate minus 1/4 of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of June 30, 2004 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $5,000,000 as of June 30, 2004. The line of credit loans are scheduled to expire on October 29, 2005, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments. As of June 30, 2004, bank debt outstanding under the Company's two revolving credit facilities totaled $11,475,000.

         The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a
3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $34,665,000. Should the Company's net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company's common stock.

         The Company's Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. As of June 30, 2004, the Company had $4.5 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of June 30, 2004. Letters of credit outstanding under this facility totaled approximately $18.1 million as of June 30, 2004. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

         The Company's Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. No working capital advances were outstanding under this facility as of June 30, 2004. Letters of credit outstanding under this facility totaled approximately $4.9 million as of June 30, 2004. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

            -   Interest Rate Risk

         Total long-term debt at June 30, 2004 included $11,475,000 of floating rate debt. As a result, the Company's annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company's long-term debt is a floating rate, the fair value approximates carrying value as of June 30, 2004. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company's results of operations for the six-month period ended June 30, 2004.

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

         Certain forward contracts are recorded at fair value, depending on management's assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company's balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company's results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts' undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of June 30, 2004 and December 31, 2003 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $673,000, all of which will be received during the remainder of 2004 and 2005. The estimated future cash inflow approximates the net fair value recorded in the Company's risk management assets and liabilities.

         The following table illustrates the factors that impacted the change in the net value of the Company's risk management assets and liabilities for the six-months ended June 30, 2004 and 2003 (IN THOUSANDS):

                                                                             2004         2003
                                                                           --------     ---------
Net fair value on January 1,...........................................    $    692     $     (70)
Activity during 2004
     - Cash received from settled contracts............................        (576)          316
     - Net realized gain from prior years' contracts...................          62             -
     - Net realized (loss) from prior years' contracts.................           -          (163)
     - Net unrealized (loss) from prior years' contracts...............         (30)            -
     - Net unrealized gain from current year contracts ................           -           322
     - Net unrealized gain from current year contracts.................         525           454
                                                                           --------     ---------
Net fair value on June 30, ............................................    $    673     $     859
                                                                           ========     =========

         Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2004 through June 30, 2004, natural gas price realizations ranged from a monthly low of $3.58 per mmbtu to a monthly high of $13.74 per mmbtu. Oil prices ranged from a low of $34.30 per barrel to a high of $40.87 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,259,000 for the six-month period ended June 30, 2004.

Forward-Looking Statements -- Safe Harbor Provisions

         This report for the period ended June 30, 2004 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management's Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Item 2. - None

Item 3. - None

Item 4. - The annual meeting of Stockholders was held on May 14, 2004. At such meeting, the stockholders voted to elect the board of nine Directors as presented in the Company's Proxy Statement filed on Schedule 14A on May 14, 2004. Results by nominee were:

                          Authority
                          Voted For      Against    Abstain
                          ---------      -------    -------
K. S. Adams, Jr.          4,029,051      44,035     144,510
E. C. Reinauer, Jr.       4,029,301      44,035     144,260
Edward Wieck              4,029,301      43,785     144,510
E. Jack Webster, Jr.      4,029,301      43,785     144,510
Richard B. Abshire        4,029,051      43,785     144,510
John A. Barrett           4,017,997      55,089     144,510
Vincent H. Buckley        4,029,301      43,785     144,510
William B. Wiener III     4,029,301      43,785     144,510

Item 5. - None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

      A report on Form 8-K dated May 12, 2004 was filed on May 14, 2004 to announce earnings for the first quarter reporting period ended March 31, 2004.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ADAMS RESOURCES & ENERGY, INC.
                                                (Registrant)

Date: August 11, 2004

                                                By  /s/K. S. Adams, Jr.
                                                    ----------------------------
                                                    K. S. Adams, Jr.
                                                    Chief Executive Officer

                                                By  /s/Frank T. Webster
                                                    ----------------------------
                                                    Frank T. Webster
                                                    President & Chief Operating
                                                    Officer

                                                By  /s/Richard B. Abshire
                                                    ----------------------------
                                                    Richard B. Abshire
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
 Number                              Description
---------   -----------------------------------------------------------------
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