Form 10-Q
period 2004-09-30
ADAMS RESOURCES & ENERGY INC
filed 2004-11-12
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______________to

Commission File Number1-7908

ADAMS RESOURCES & ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-1753147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Post Oak Pkwy Ste 2700 , Houston, Texas 77027
(Address of principal executive office & Zip Code)

Registrant's telephone number, including area code (713) 881-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    YES ☐ NO ☒

A total of 4,217,596 shares of Common Stock were outstanding at November 10, 2004.

- -

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Marketing	$1,464,720	$1,266,362	$535,045	$388,859
Transportation	34,696	26,574	12,546	8,149
Oil and gas	8,078	6,564	2,972	2,235
	1,507,494	1,299,500	550,563	399,243

COSTS AND EXPENSES:
Marketing	1,453,730	1,255,613	528,538	386,089
Transportation	29,301	24,374	10,392	8,107
Oil and gas	4,325	2,485	1,377	889
General and administrative	5,574	4,647	2,120	1,640
Depreciation, depletion and amortization	4,369	3,951	1,479	1,317
	1,497,299	1,291,070	543,906	398,042

Operating earnings	10,195	8,430	6,657	1,201
Other income (expense):
Interest income	39	333	12	63
Interest expense	(78)	(106)	(17)	(44)
Earnings from continuing operations before
income taxes and cumulative effect of
accounting change	10,156	8,657	6,652	1,220

Income tax provision	3,495	3,252	2,300	393

Earnings from continuing operations	6,661	5,405	4,352	827
Loss from discontinued operation, net of tax
benefit of $130, $1,753, $0 and $71,
respectively	(253)	(2,862)	-	(154)
Earnings before cumulative effect of
accounting change	6,408	2,543	4,352	673
Cumulative effect of accounting change,
net of tax of $57	-	(92)	-	-

Net earnings	$6,408	$2,451	$4,352	$673

EARNINGS (LOSS) PER SHARE:
From continuing operations	$1.58	$1.28	$1.03	$.20
From discontinued operation	(.06)	(.68)	-	(.04)
Cumulative effect of accounting change	-	(.02)	-	-
Basic and diluted net earnings
per common share	$1.52	$.58	$1.03	$.16

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousands)
	September 30,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$21,734	$28,342
Accounts receivable, net of allowance for doubtful
accounts of $1,877 and $1,935, respectively	154,165	135,306
Inventories	12,083	6,874
Risk management receivables	5,180	3,809
Income tax receivable	245	1,310
Prepayments	7,332	4,870
Current assets of discontinued operation	-	5,140

Total current assets	200,739	185,651

Property and equipment	84,396	80,749
Less - accumulated depreciation,
depletion and amortization	(59,064)	(56,342)
	25,332	24,407

Other assets	154	203
	226,225	$210,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	150,151	$145,047
Risk management payables	4,460	3,117
Accrued and other liabilities	7,567	3,364
Current liabilities of discontinued operation	-	1,137
Total current liabilities	162,178	152,665

Long-term debt	11,475	11,475

Other liabilities:
Asset retirement obligations	763	706
Deferred taxes and other	3,169	3,183
	177,585	168,029
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	36,525	30,117
Total shareholders’ equity	48,640	42,232
	$226,225	$210,261
The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$6,661	$5,405
Adjustments to reconcile earnings from continuing
operations to net cash (used in) provided by operating activities -
Depreciation, depletion and amortization	4,369	3,951
Gains on property sales	(411)	(102)
Impairment on non-producing oil and gas properties	487	-
Other, net	92	(302)
Changes in operating assets and liabilities -
Decrease (increase) in accounts receivable, net	(18,859)	3,921
Decrease (increase) in inventories	(5,209)	2,393
Risk management activities	(28)	(658)
Decrease (increase) in tax receivable	1,065	325
Decrease (increase) in prepayments	(2,462)	(1,326)
Increase (decrease) in accounts payable	5,104	(8,927)
Increase (decrease) in accrued and other liabilities	4,203	225

Net cash (used in) provided by continuing operations	(4,988)	4,905
Net cash provided by discontinued operation	3,750	7,704

Net cash (used in) provided by operating activities	(1,238)	12,609

INVESTING ACTIVITIES:
Property and equipment additions	(6,261)	(5,572)
Proceeds from property sales	891	123
Net cash used in investing activities	(5,370)	(5,449)

FINANCING ACTIVITIES:
Net borrowings under credit agreements	-	-

Net cash used in financing activities	-	-

Increase (decrease) in cash and cash equivalents	(6,608)	7,160

Cash at beginning of period	28,342	27,262

Cash at end of period	$21,734	$34,422

Supplemental disclosure of cash flow information:

Interest paid during the period	$78	$53

Income taxes paid during the period	$2,062	$1,581

The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2004 and December 31, 2003 and its results of operations for the nine months and three months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. In addition, these statements include the Company’s share of oil and gas joint interests using pro-rata consolidation and its interest in a 50% owned crude oil marketing joint venture using the equity method of accounting. In July 2004, the Company settled all outstanding issues with the joint venture partner and beginning in July 2004, the Company fully consolidated the remaining balances of the joint venture. See Note (5) of Notes to Unaudited Consolidated Financial Statements.

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500-mile radius of Houston, Texas.

Cash and Cash Equivalents

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal funds with maturity of 30 days or less. Included in the cash balance at September 30, 2004 and December 31, 2003 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

- -

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

	September 30,	December 31,
	2004	2003

Crude oil	$9,213	$4,108
Petroleum products	2,155	2,192
Materials and supplies	715	574

	$12,083	$6,874

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity.

Revenue Recognition

The Company’s natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil contracts. A detailed discussion of the Company’s risk management activities is included later in this footnote.

Customers of the Company’s petroleum products marketing subsidiary are invoiced and revenue is recognized in the period when the customer physically takes possession and title to the product upon delivery at their facility. Transportation customers are invoiced, and the related revenue is recognized, as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Earnings Per Share

The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the nine-month and the three-month periods ended September 30, 2004 and 2003. There were no potentially dilutive securities during 2004 and 2003.

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

Price Risk Management Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting. In the latter case, the effected portion of the change in fair value will be deferred in other comprehensive income until the related hedge item impacts earnings. The Company had no contracts designated for hedge accounting under SFAS No. 133 during any current reporting periods.

The Company’s trading and non-trading transactions give rise to market risk, which represents the potential loss that may result from a change in the market value of a particular commitment. The Company closely monitors and manages its exposure to market risk to ensure compliance with the Company’s risk management policies. Such policies are regularly assessed to ensure their appropriateness given management’s objectives, strategies and current market conditions.

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of September 30, 2004 is $720,000, all of which will be received in 2004 and 2005. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

- -

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the nine-month period ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Net fair value on January 1,	$692	$(70)
Activity during the period
-Cash paid (received) from settled contracts	(720)	206
-Net realized gain from prior years’ contracts	126	-
-Net realized (loss) from prior years’ contracts	-	(136)
-Net unrealized (loss) from prior years’ contracts	(30)	-
-Net unrealized gain from prior years’ contracts	-	320
-Net unrealized gain from current year contracts	652	399
-Net unrealized (loss) from current year contracts	-	(131)
Net fair value on September 30,	$720	$588

Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations.” The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company completed its assessment of SFAS No. 143 and as of January 1, 2003, the Company estimated the present value of its future Asset Retirement Obligations (“ARO”) is approximately $672,000. The cumulative effect of adoption of SFAS No. 143 and the change in accounting principle resulted in a charge to net income during the first quarter of 2003 of approximately $149,000 or $92,000 net of taxes.

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

- -

Note 4 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
For the nine months ended
September 30, 2004
Marketing	$1,464,720	$9,884	$1,106	$260
Transportation	34,696	3,716	1,679	2,444
Oil and gas	8,078	2,169	1,584	3,557
	$1,507,494	$15,769	$4,369	$6,261
For the nine months ended
September 30, 2003
Marketing	$1,266,362	$9,705	$1,044	$1,651
Transportation	26,574	667	1,533	730
Oil and gas	6,564	2,705	1,374	3,191
	$1,299,500	$13,077	$3,951	$5,572
For the three months ended
September 30, 2004
Marketing	$535,045	$6,147	$360	$79
Transportation	12,546	1,609	545	441
Oil and gas	2,972	1,021	574	2,000
	$550,563	$8,777	$1,479	$2,520
For the three months ended
September 30, 2003
Marketing	$388,859	$2,444	$326	$927
Transportation	8,149	(463)	505	135
Oil and gas	2,235	860	486	466
	$399,243	$2,841	$1,317	$1,528

Identifiable assets by industry segment are as follows (in thousands):

	September	December 31,
	2004	2003
Marketing	$168,664	$144,722
Transportation	17,154	14,564
Oil and gas	15,718	13,817
Discontinued operations	-	5,140
Other	24,689	32,018
	$226,225	$210,261

Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company’s business. All sales by the Company occurred in the United States.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes and cumulative effect of accounting change, as follows (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Segment operating earnings	$15,769	$13,077	$8,777	$2,841
General and administrative	(5,574)	(4,647)	(2,120)	(1,640)
Operating earnings	10,195	8,430	6,657	1,201
Interest income	39	333	12	63
Interest expense	(78)	(106)	(17)	(44)
Earnings from continuing operations before income taxes	$10,156	$8,657	$6,652	$1,220

Note 5 - Marketing Joint Venture

Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The intent behind the joint venture was to combine the Company’s marketing expertise with stronger financial and credit support from the co-venture participant. The venture operated as Williams-Gulfmark Energy Company pursuant to the terms of a joint venture agreement. The Company held a 50 percent interest in the net earnings of the venture and accounted for its interest under the equity method of accounting. The Company included its net investment in the venture in the consolidated balance sheet and its equity in the venture’s pretax earnings was included in marketing segment revenues in the consolidated statement of earnings. Other than ordinary trade credit under standard terms, the joint venture had no third party or other obligations. The participants maintained management of cash flow and all cash flow requirements.

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

The co-venture participant initially conducted an audit of the joint venture in June 2002 and management was led to believe the audit produced no adverse findings. However, in April 2003, the Company received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. In July 2004, the Company and the joint venture co-participant settled all matters arising from this dispute. This settlement was completed by the Company assuming 100 percent of any future obligations of the joint venture plus a cash payment of $350,000 to the joint venture claimant in exchange for an assignment of all accounts receivable from the joint venture. In addition, the company was relieved from any cash obligations otherwise due to the joint venture. In connection with the resolution of this dispute, the Company recorded $1,476,000 of operating income as a reduction of cost of sales during the third quarter of 2004.

- -

The Company continues to implement the final wind-down and settlement of open trade account items. As the venture either collects or funds cash proceeds in settlement of such accounts, the Company will receive or pay the entire balance of such cash proceeds or requirements.

Note 6 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman of the Company, is a limited partner in certain family limited partnerships known as Sakco, Ltd. (“Sakco”), Kenada Oil & Gas, Ltd. (“Kenada”) and Kasco, Ltd. (“Kasco”). From time to time, Mr. Adams individually, the family limited partnerships and Sakdril, Inc. (“Sakdril”), a wholly owned subsidiary of KSA Industries, Inc., (a major stockholder of the Company, and controlled by Mr. Adams) participate as working interest owners in certain oil and gas wells operated by the Company. In addition, these entities may participate in non-Company operated wells where the Company also holds an interest. Sakco, Kenada, Kasco, Sakdril and Mr. Adams participated in each of the wells under terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of September 30, 2004, the Company owed a combined net total of $578,000 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $115,000 during the first nine months of 2004.

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

Note 7 - Commitments and Contingencies

In April 2003, Gulfmark Energy Marketing, Inc. a wholly owned subsidiary of the Company previously involved in a crude oil marketing joint venture, received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. The claim is further described in Note (5) to Notes to Unaudited Consolidated Financial Statements. This matter was resolved in July 2004 by the Company assuming 100 percent of any future obligations of the joint venture plus a cash payment of $350,000 to the joint venture claimant in exchange for an assignment of all accounts receivable from the joint venture and relief from the Company’s cash obligations otherwise due to the joint venture.

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage. The Company is litigating this matter with its insurance carrier. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

- -

From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. Except as disclosed herein, management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

Note 8 - Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of September 30, 2004 are as follows (in thousands):

	2004	2005	2006	2007	Thereafter	Total
Lease residual values	$199	$762	$150	$-	$1,724	$2,835

Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that in the future would require liability recognition under the provisions of Interpretation No. 45.
Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of September 30, 2004, the amount of parental guaranteed obligations are approximately as follows (in thousands):

	2004	2005	2006	2007	Thereafter	Total
Bank debt	$-	$1,434	$5,738	$4,303	$-	$11,475
Operating leases	1,774	3,925	3,162	2,852	3,969	15,682
Lease residual values	199	762	150	-	1,724	2,835
Commodity purchases	12,098	-	-	-	-	12,098
Letters of credit	24,000	-	-	-	-	24,000
	$38,071	$6,121	$9,050	$7,155	$5,693	$66,090

- -

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing division revenues, operating earnings and depreciation are presented as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues	$1,464,720	$1,266,362	$535,045	$388,859

Operating earnings	$9,884	$9,705	$6,147	$2,444

Depreciation	$1,106	$1,044	$360	$326

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Wellhead Purchases - Per day (1)

Crude oil - barrels	75,900	87,000	75,700	80,000

Natural gas - mmbtu’s	300,000	316,000	274,000	306,000

Average Purchase Price

Crude oil - per barrel	$37.62	$29.95	$42.06	$29.05

Natural gas - per mmbtu	$5.57	$5.47	$5.44	$4.74

_____________________________
(1) Reflects the volume purchased from third parties at the wellhead level.

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements. In contrast, substantially all purchases and sales of crude oil qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are recorded on a gross revenue basis in the accompanying financial statements. As a result, variations in gross revenues are primarily a function of crude oil volumes and prices while operating earnings fluctuate with both crude oil and natural gas margins and volumes.

Marketing revenues increased by 16 percent and 38 percent, respectively, for the comparative current nine-month and three-month periods. For 2004, the revenue increase was a direct result of crude oil price increases partially offset by wellhead purchase volume declines.

- -

Marketing division operating earnings were consistent for the comparative nine-month periods at approximately $9.8 million in each period. For the comparative three-month periods however, the third quarter of 2004 produced operating earnings of $6,147,000 versus $2,444,000 in 2003. Escalating crude oil prices from the $37 range at the beginning of the quarter to the $46 range by quarter end enhanced results during the third quarter of 2004. Rapidly increasing prices had a positive impact on the spread between crude oil acquisition and sales prices, the source of the Company’s profitability. In addition, the price rise allowed the Company to liquidate lower price inventory into a higher price market. This event contributed approximately $1,600,000 to third quarter 2004 operating earnings. As of September 30, 2004, the Company held 201,000 barrels of crude oil inventory at an average price of $45.62 per barrel. Also affecting third quarter 2004 results was $1,476,000 of income resulting from settlement of a dispute associated with the Company’s previous marketing joint venture. See Note 5 of Notes to Unaudited Consolidated Financial Statements. In addition to these favorable events, during the third quarter 2004 the Company collected and recognized as income $430,000 of cash on previous disputed and fully reserved items.

-	Transportation

Transportation revenues, operating earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2004	2003		2004	2003
Revenues	$34,696	$26,574	31%	$12,546	$8,149	54%

Operating earnings	$3,716	$667	457%	$1,609	$(463)	N/A

Depreciation	$1,679	$1,533	10%	$545	$505	8%

Transportation revenues improved in the first nine months of 2004 when the Company experienced increased demand from its petrochemical industry customer base. The demand increase was most prevalent beginning in April 2004 and continued through this year’s third quarter. Strong demand served to boost operating earnings by 457 percent for the nine-month period and a $463,000 loss during the third quarter of 2003 was reversed to $1,609,000 of operating earnings for the third quarter of 2004. Generally, when revenues increase, operating earnings increase at a faster rate due to a relatively large component of fixed costs included in operating expenses. Significant fixed cost items include the capital costs associated with equipment and facilities and the personnel costs associated with terminal operations. Driver wages and fuel are the primary variable costs fluctuating with revenues. An additional significant transportation cost component is insurance, which contains both a fixed and a variable cost aspect.

Demand for the Company’s trucking service has remained strong and is spurred by an improving United States and world economy. Other important factors include reduced levels of competition as the industry experienced a general “shake-out” in recent years coupled with service delays by the railroad industry. Additionally, a comparatively weaker dollar exchange rate has served to stimulate export demand for chemicals. The strong demand picture and reduced competition has afforded the opportunity to increase rates. Presently, the Company’s transportation business is running at or near full capacity.

- -

-	Oil and Gas

Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues	$8,078	$6,564	$2,972	$2,235

Operating earnings	$2,169	$2,705	$1,021	$860

Depreciation and depletion	$1,584	$1,374	$574	$486

Production volumes and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Crude oil
Volume - barrels	54,400	47,700	19,200	19,000
Average price per barrel	$37.48	$31.18	$40.71	$31.41
Natural gas
Volume - mcf	997,000	931,500	327,000	293,100
Average price per mcf	$6.06	$5.41	$6.71	$5.52

Oil and gas revenues improved by $1,514,000 or 23 percent for the current nine-month period as a direct result of increased crude oil and natural gas production volumes stemming from recent successful drilling results together with commodity price increases. Operating earnings were reduced, however, because $2,029,000 of exploration expense was incurred in the first nine months of 2004 compared to $846,000 of exploration expenses occurring during the first nine months of 2003. Exploration expense in 2004 included a $487,000 impairment provision on non-producing properties plus $1,193,000 of geological and geophysical costs. The comparative third quarter results were consistent with the nine-month balances. Depreciation and depletion during 2004 varied with production volumes.

During the first nine months of 2004, the Company participated in the drilling of twenty-four wells with fourteen wells productive, four dry holes and six wells in process at the end of the quarter. Of these six wells, one well is currently producing, two wells are in the completion phase of drilling, and one well was a dry hole with two wells still drilling. During the fourth quarter of 2004, three additional wells were spud with two currently drilling and one dry hole. Ten additional prospects are approved and waiting on a rig.

In Alabama, the Company and its joint interest partners are in the final stages of evaluating a large 3-D seismic survey. Management anticipates that several drillable prospects will be identified before year-end. In Wharton and Colorado Counties Texas, the Company joined with partners in the purchase of over 200 square miles of 3-D seismic data. The first well in this area is currently drilling on a prospect identified from reprocessing purchased 3-D data. Other Wharton and Colorado County prospects have been identified and are awaiting a rig for drilling.

- -

In the Central UK sector of the North Sea, the Company and its joint interest partners continue to evaluate and reprocess purchased seismic data on their interest in Block 21-1b. The reprocessing is currently scheduled for completion by the end of the fourth quarter and a prospect package is expected in early 2005. At that time a new partner will be sought to join on a promoted basis to fund the drilling of the first well. In addition to its interest in Block 21-16, the Company and its partners have been awarded a Promote Production License in the Northeast portion of Block 48/16a in the Southern North Sea. The Block is located in close proximity to the Pickerill Field. The Company and its partners will obtain additional 2-D and 3-D seismic data and submit a development plan within two years. The Company has a 33-1/3% working interest in Block 48/16a and a 25% working interest in Block 21-1b.

-	General and administrative and income tax

General and administrative expenses are increased in 2004 as a result of increased employee salary costs. The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

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

The escalation in crude oil prices experienced during the recent third quarter are not expected to continue through year-end. Therefore, earnings from the marketing operation are expected to be reduced for the fourth quarter. In contrast, the Company’s transportation segment continues to experience strong demand and profitability. Coupled with anticipated continued strength for the oil and gas segment, the overall outlook for 2004 earnings remains favorable.

Liquidity and Capital Resources

During the first nine months of 2004, net cash used by operating activities totaled $1,238,000 versus $12,609,000 of net cash provided by operations during the first nine months of 2003. This usage of available cash flow reflected an atypical situation resulting from price increases and timing of insurance and other purchases as well as estimated federal tax payments. A continuation of this trend is not anticipated during for the remainder of 2004.

Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with the non-cash provision for depreciation, depletion and amortization. A summary of this relationship follows (in thousands):

- -

	Nine Months Ended
	September 30,
	2004	2003
Depreciation, depletion and amortization	$4,369	$3,951

Property and equipment additions	(6,261)	(5,572)

Other (sources) of cash	$(1,892)	$(1,621)

The Company’s capital expenditures for the first nine months of 2004 totaled $6,261,000, including $260,000 for marketing equipment, $2,444,000 in transportation operations and $3,557,000 in oil and gas drilling activities. For the remainder of 2004, the Company anticipates spending approximately $2.2 million on oil and gas exploration projects and approximately $442,000 on tractor and trailer equipment additions as present lease financing arrangements mature. Presently, for 2005, Management anticipates expending approximately $6 million toward oil and gas prospects and approximately $1.6 million for transportation equipment.

Banking Relationships

The Company’s primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent. The working capital loan provides for borrowings up to $7,500,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of September 30, 2004 was established at $7,500,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $5,000,000 as of September 30, 2004. The line of credit loans are scheduled to expire on October 29, 2005, with the then present balance outstanding converting to a term loan payable in 8 equal quarterly installments. As of September 30, 2004, bank debt outstanding under the Company’s two revolving credit facilities totaled $11,475,000.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $36,838,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. As of September 30, 2004, the Company had $5.5 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of September 30, 2004. Letters of credit outstanding under this facility totaled approximately $19.5 million as of September 30, 2004. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. No working capital advances were outstanding under this facility as of September 30, 2004. Letters of credit outstanding under this facility totaled approximately $4.5 million as of September 30, 2004. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

- -

Critical Accounting Policies and Use of Estimates

-	Fair Value Accounting

As an integral part of its marketing operation, the Company enters into certain forward commodity contracts that are required to be recorded at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related accounting pronouncements. Management believes this required accounting, known as mark-to-market accounting, creates variations in reported earnings and the reported earnings trend. Under mark-to-market accounting, significant levels of earnings are recognized in the period of contract initiation rather than the period when the service is provided and title passes from supplier to customer. As it affects the Company’s operation, management believes mark-to-market accounting impacts reported earnings and the presentation of financial condition in three important ways.

1.	Gross margins, derived from certain aspects of the Company’s ongoing business, are front-ended into the period in which contracts are executed. Meanwhile, personnel and other costs associated with servicing accounts as well as substantially all risks associated with the execution of contracts are expensed as incurred during the period of physical product flow and title passage.

2.	Mark-to-market earnings are calculated based on stated contract volumes. A significant risk associated with the Company’s business is the conversion of stated contract or planned volumes into actual physical commodity movement volumes without a loss of margin. Again the planned profit from such commodity contracts is bunched and front-ended into one period while the risk of loss associated with the difference between actual vs planned production or usage volumes falls in a subsequent period.

3.	Cash flows, by their nature, match physical movements and passage of title. Mark-to-market accounting, on the other hand, creates a mismatch between reported earnings and cash flows. This complicates and confuses the picture of stated financial conditions and liquidity.

The Company attempts to mitigate the identified risks by only entering into contracts where current market quotes in actively traded, liquid markets are available to determine the fair value of contracts. In addition, substantially all of the Company’s forward contracts are less than 18 months in duration. However, the reader is cautioned to develop a full understanding of how fair value or mark-to-market accounting creates differing reported results relative to those otherwise presented under conventional accrual accounting.

-	Trade Accounts

Accounts receivable and accounts payable typically represent the single most significant assets and liabilities of the Company. Particularly within the Company’s energy marketing and oil and gas exploration and production operations, there is a high degree of interdependence with and reliance upon third parties, (including transaction counterparties) to provide adequate information for the proper recording of amounts receivable or payable. Substantially all such third parties are larger firms providing the Company with the source documents for recording trade activity. It is commonplace for these entities to retroactively adjust or correct such documents. This typically requires the Company to either absorb, benefit from, or pass along such corrections to another third party.

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

- -

-	Oil and Gas Reserve Estimate

The value of capitalized costs of oil and gas exploration and production related assets are dependent on underlying oil and gas reserve estimates. Reserve estimates are based on many subjective factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, changed prices, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information becomes available. Estimated future oil and gas revenue calculations are also based on estimates by petroleum engineers as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing. The Company’s estimates assume prices will remain constant from the date of the engineer’s estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and gas.

The Company follows the successful efforts method of accounting, so only costs (including development dry hole costs) associated with producing oil and gas wells are capitalized. Estimated oil and gas reserve quantities are the basis for the rate of amortization under the Company units of production method for depreciating, depleting and amortizing of oil and gas properties. Estimated oil and gas reserve values also provide the standard for the Company’s periodic review of oil and gas properties for impairment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

-	Interest Rate Risk

Total long-term debt at September 30, 2004 included $11,475,000 of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of September 30, 2004. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the nine-month period ended September 30, 2004.

-	Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas. Commodity price risk in the Company’s marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. From time to time, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. The Company may also enter into price support contracts with certain customers to secure a floor price on the purchase of certain supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. Substantially all forward contracts fall within a 6-month to 1-year term with no contracts extending longer than three years in duration. The Company monitors all commitments, positions and endeavors to maintain a balanced portfolio.

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of September 30, 2004 and 2003 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $720,000, all of which will be received during the remainder of 2004 and 2005. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Net fair value on January 1,	$692	$(70)
Activity during the period
- Cash received from settled contracts	(720)	206
- Net realized gain from prior years’ contracts	126	-
- Net realized (loss) from prior years’ contracts	-	(136)
- Net unrealized (loss) from prior years’ contracts	(30)	-
- Net unrealized gain from current year contracts	-	320
- Net unrealized gain from current year contracts	652	399
- Net unrealized (loss) for current year contracts	-	(131)
Net fair value on September 30,	$720	$588

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2004 through September 30, 2004, natural gas price realizations ranged from a monthly low of $3.58 per mmbtu to a monthly high of $13.74 per mmbtu. Oil prices ranged from a low of $34.30 per barrel to a high of $46.36 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,729,000 for the nine-month period ended September 30, 2004.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended September 30, 2004 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Item 4. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this quarterly report (the “Evaluation Date”), an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. Since the Evaluation Date, there have not been any significant changes in our internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

- -

PART II. OTHER INFORMATION
Item 1.

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage. The Company is litigating this matter with its insurance carrier. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. Except as disclosed herein, management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. - None

Item 6. Exhibits

10.1	Employment agreement of Frank T. Webster, President

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

- -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 11, 2004	By /s/K. S. Adams, Jr.
K. S. Adams, Jr.
Chief Executive Officer

By /s/Frank T. Webster
Frank T. Webster
President & Chief Operating Officer

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer

- -

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment agreement of Frank T. Webster, President

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

- -