Form 10-K
period 2004-12-31
ADAMS RESOURCES & ENERGY INC
filed 2005-03-24
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  to

Commission File Number 1-7908

ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-1753147
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

4400 Post Oak Parkway Ste. 2700
Houston, Texas	77027
(Address of Principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 881-3600

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. YES X NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 126-b of the Act. YES____NO X

The aggregate market value of the voting stock held by nonaffiliates as of June 30, 2004 was $30,630,932. A total of 4,217,596 shares of Common Stock were outstanding at March 10, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held May 18, 2005 are incorporated by reference in Part III.

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Adams Resources & Energy, Inc. is a Delaware corporation organized in 1973. The Company’s website is www.adamsresources.com. The Company makes its reports, including Forms 10-K, Forms 10-Q, Forms 8-K and all amendments thereto, available on its website as soon as reasonably practicable after filing with the Securities and Exchange Commission. The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2004 are set forth in Note (10) of Notes to Consolidated Financial Statements included elsewhere herein.

Crude Oil, Natural Gas and Refined Products Marketing

The Company’s subsidiary, Gulfmark Energy, Inc. (“Gulfmark”), purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan. During 2004, Gulfmark purchased approximately 76,000 barrels per day of crude oil at the wellhead or lease level. Gulfmark also operates 74 tractor-trailer rigs and maintains over 50 pipeline inventory locations or injection stations. Gulfmark has the ability to barge oil from nine oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 200,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products. Gulfmark arranges transportation for sales to customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil. In addition, the Company owns and operates a 7.5-mile long, six-inch diameter crude oil gathering pipeline in the Louisiana offshore, Ship Shoal area.

The Company’s subsidiary, Adams Resources Marketing, Ltd. (“ARM”), operates as a wholesale purchaser, distributor and marketer of natural gas. ARM’s focus is on the purchase of natural gas at the producer level. ARM purchases approximately 294,000 mmbtu of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately 60 independent producers with the primary production areas being the Louisiana and Texas Gulf Coast and the offshore Gulf of Mexico region. ARM provides value added services to its customers by providing access to common carrier pipelines and handling daily volume balancing requirements as well as risk management services.

Generally, as the Company purchases crude oil and natural gas, it establishes a margin by selling the product for physical delivery to third party users, such as independent refiners, utilities and or major energy companies and other industrial concerns. Through these transactions, the Company seeks to maintain a position that is substantially balanced between commodity purchase volumes versus sales or future delivery obligations. Crude oil and natural gas are generally purchased at indexed prices that fluctuate with market conditions. The product is transported and either sold outright at the field level, or buy-sell arrangements (trades) are made in order to minimize transportation costs or maximize the sales price. Except where matching fixed price arrangements are in place, the contracted sales price is also tied to an index that fluctuates with market conditions. This reduces the Company's loss exposure from sudden changes in commodity prices. A key element of profitability is the differential between market prices at the field level and at the various sales points. Such price differentials vary with local supply and demand conditions. Unforeseen fluctuations can impact financial results either favorably or unfavorably. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, actual delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. The term “basis risk” is used to describe the inherent market price risk created when a commodity of a certain location or grade is purchased, sold or exchanged versus a purchase, sale or exchange of a like commodity of varying location or grade. The Company attempts to reduce its exposure to basis risk by grouping its purchase and sale activities by geographical region in order to stay balanced within such designated region. However, there can be no assurance that all basis risk is or will be eliminated.

The Company’s subsidiary, Ada Resources, Inc. (“Ada”), markets branded and unbranded refined petroleum products, such as motor fuels and lubricants. Ada makes purchases based on the supplier’s established distributor prices, with such prices generally being lower than the Company’s sales price to its customers. Motor fuel sales include automotive gasoline, aviation gasoline, distillates and jet fuel. Lubricants consist of passenger car motor oils as well as a full complement of industrial oils and greases. Ada is also involved in the railroad servicing industry, including fueling and lubricating locomotives as well as performing routine maintenance on the power units. Further, the United States Coast Guard has certified Ada as a direct-to-vessel approved marine fuel and lube vendor. Ada’s marketing area primarily includes the Texas Gulf Coast and southern Louisiana. The primary product distribution and warehousing facility is located on 5.5 Company-owned acres in Houston, Texas. The property includes a 60,000 square foot warehouse, 11,000 square feet of office space and bulk storage for 280,000 gallons of lubricating oil.

Tank Truck Transportation

The Company’s subsidiary, Service Transport Company (“STC”), transports liquid chemicals on a "for hire" basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under contracts and on a call and demand basis. Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation. Presently, STC operates 275 truck tractors and 360 tank trailers and maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana, Mobile (Saraland), Alabama and Atlanta (Winder), Georgia. Transportation operations are headquartered at a Houston terminal facility situated on 22 owned acres and includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system. The St. Gabriel, Louisiana terminal is situated on 11.5 owned acres and includes an office building, maintenance bays and tank cleaning facilities.

STC has maintained its registration to the ISO 9001:2000 Standard. The scope of this Quality System Certificate, registered in both the United States and Europe, covers the carriage of bulk liquids throughout the Company’s area of operations as well as the tank trailer cleaning facilities and equipment maintenance. STC’s quality management process is one of its major assets. The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids continuous improvement in all areas of quality service. In addition to its ISO 9001:2000 certification, the American Chemistry Council recognizes STC as a Responsible Care© Partner. Responsible Care© Partners are those companies that serve the chemical industry and implement and monitor the seven Codes of Management Practices. The seven codes address compliance and continuing improvement in (1) Community Awareness and Emergency Response, (2) Pollution Prevention, (3) Process Safety, (4) Distribution, (5) Employee Health and Safety, (6) Product Stewardship and (7) Security.

Oil and Gas Exploration and Production

The Company’s subsidiary, Adams Resources Exploration Corporation, is actively engaged in the exploration and development of domestic oil and gas properties primarily along the Louisiana and Texas Gulf Coast. Exploration offices are maintained at the Company's headquarters in Houston and the Company holds an interest in 344 wells, of which 44 are Company-operated.

Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 2004. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells			Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	66	14.25	72	7.91	138	22.16
Louisiana	44	1.52	31	3.64	75	5.16
Other	89	1.81	42	6.46	131	8.27
	199	17.58	145	18.01	344	35.59

Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2004. Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	62,489	11,316	74,640	8,624
Louisiana	6,633	652	7,923	356
Other	3,862	707	3,703	1,749
	72,984	12,675	86,266	10,729

Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2004. All drilling activity was onshore in Texas and Louisiana.

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	12.59		7.49		1.10
- Dry	6.44		11	1.03	4	1.08

Development wells drilled
- Productive	8.42		16	1.42	12.99
- Dry	1.01		1.20		4.22

In addition to the above wells drilled and completed, at year-end 2004, the Company had six wells in process, which were successfully completed in 2005.

Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves, the estimated future net cash flows and present value of future net cash flows from oil and gas reserves before income taxes, calculated at a 10% discount rate for the three years ended December 31, 2004, are presented in the table below (in thousands).

	December 31,
	2004	2003	2002
Crude oil (barrels)	436	438	579
Natural gas (mcf)	10,950	8,971	7,480
Future net cash flows before income taxes	$62,312	$46,186	$31,385
Present value of future net cash flows before
income taxes	$34,541	$27,835	$16,728

Approximately ninety-five percent of the value of estimated oil and gas reserves and future net revenues from oil and gas reserves were made by the Company's independent petroleum engineers. The remaining reserve values were determined by the Company’s in-house licensed engineers. The reserve value estimates provided at December 31, 2004, 2003 and 2002 are based on year-end market prices of $40.50, $30.15 and $27.94 per barrel for crude oil and $6.06, $5.71 and $4.20 per mcf for natural gas, respectively.

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

The Company's oil and gas production for the three years ended December 31, 2004 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2004	71,300	1,309,000
2003	61,900	1,239,000
2002	55,000	1,047,000

Certain financial information relating to the Company's oil and gas activities is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Average oil and condensate
Sales price per barrel	$39.48	$30.67	$26.10
Average natural gas
Sales price per mcf	$6.09	$5.23	$3.17
Average production cost, per equivalent
Barrel, charged to expense	$10.30	$8.48	$9.10

For comparative purposes, prices received by the Company’s oil and gas division at varying points in time during 2004 were as follows:

	Crude Oil	Natural Gas
Average Annual Price for 2004	$39.48	$6.09
Average Price for December 2004	$41.65	$6.80
Price at December 31, 2004	$40.50	$6.06

  The Company has had no reports to federal authorities or agencies of estimated oil and gas reserves except for a required report on the Department of Energy’s “Annual Survey of Domestic Oil and Gas Reserves.” The Company is not obligated to provide any fixed and determinable quantities of oil or gas in the future under existing contracts or agreements associated with its oil and gas exploration and production segment.

North Sea Exploration Licenses—In the Central UK and Southern UK sectors of the North Sea, the Company holds an undivided 25% working interest in Block 21-1b and a 33-1/3% working interest in Block 48/16c, respectively. Together with its joint interest partners, the Company obtained its interests through the United Kingdom’s “Promote License” program. The Block 21-1b license was awarded in October 2003 while the Block 48/16c license was officially awarded in February 2005. A Promote License affords the opportunity to analyze and assess the licensed acreage for an initial two-year period without the stringent financial requirements of the more traditional Exploration License. The two-year licensing period also provides sufficient time to promote the actual drilling of a well to potential third party investors. For each block, the Company and its joint interest partners expect to confirm the existence of an exploration prospect that will be promoted to other investors prior to drilling. The 21-1b Block is located approximately 200 miles east of Aberdeen, Scotland not far from the Forties and Buchan Fields. The 48/16c Block covers in excess of 20,000 acres and is located approximately 40 miles east of Theddlethorpe, England in approximately 80 feet of water. None of the Company’s joint interest partners are affiliates of the Company.

Reference is made to Note (13) of the Notes to Consolidated Financial Statements for additional disclosures relating to oil and gas exploration and production activities.

Environmental Compliance and Regulation

The Company is subject to an extensive variety of evolving United States federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. Presented below is a non-exclusive listing of the environmental laws that potentially impact the Company’s activities. Also presented is additional discussion about the regulatory environment of the Company.

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

Railroad Commission of Texas (“RRC”)--The RRC regulates, among other things, the drilling and operation of oil and gas wells, the operation of oil and gas pipelines, the disposal of oil and gas production wastes and certain storage of unrefined oil and gas. RRC regulations govern the generation, management and disposal of waste from such oil and gas operations and provide for the clean up of contamination from oil and gas operations. The RRC has promulgated regulations that provide for civil and/or criminal penalties and/or injunctive relief for violations of the RRC regulations.

Louisiana Office of Conservation (“LOC”)--has primary statutory responsibility for regulation and conservation of oil, gas, and other natural resources. The Conservation’s objectives are to regulate the exploration and production of oil, gas and other hydrocarbons; to control and allocate energy supplies and distribution; and to protect public safety and the State’s environment from oilfield waste, including regulation of underground injection and disposal practices.

State and Local Government Regulation--Many states are authorized by the Environmental Protection Agency (“EPA”) to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state and local authorities that regulate the environment, some of which impose more stringent environmental standards than federal laws and regulations. The penalties for violations of state law vary, but typically include injunctive relief, recovery of damages for injury to air, water or property and fines for non-compliance.

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

All states in which the Company owns producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas. Regulations typically require permits for the drilling of wells and regulate the spacing of wells, the prevention of waste, protection of correlative rights, the rate of production, prevention and clean-up of pollution and other matters.

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks. While as of December 31, 2004, the Company does not own or operate underground tanks, historically, the Company has been an owner and operator of underground full storage tanks. The EPA's Office of Underground Tanks and applicable state laws establish regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and non-sudden accidental releases arising from operating underground tanks. In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks. Should leakage develop in an underground tank, the operator is obligated for clean up costs. During the period when the Company was an operator of underground tanks, it secured insurance covering both third party liability and clean up costs.

Transportation Operations--The Company's tank truck operations are conducted pursuant to authority of the United States Department of Transportation (“DOT”) and various state regulatory authorities. The Company's transportation operations must also be conducted in accordance with various laws relating to pollution and environmental control. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations also require mandatory drug testing of drivers and require certain tests for alcohol levels in drivers and other safety personnel. The trucking industry is subject to possible regulatory and legislative changes such as increasingly stringent environmental regulations or limits on vehicle weight and size. Regulatory change may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. In addition, the Company’s tank wash facilities are subject to increasingly more stringent local, state and federal environmental regulations.

The Company has implemented security procedures for drivers and terminal facilities. Satellite tracking transponders installed in the power units are used to communicate “all is well” messages back to the driver’s home terminal. The dispatcher notifies local law enforcement agencies. The “Track and Trace” feature of the Company’s website is able to advise a customer of the status and location of their loads, and show that customer a picture of the driver that is delivering the load. Remote cameras and better lighting coverage in the staging and parking areas have augmented terminal security.

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s), which could materially and adversely affect the Company's business. While the Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, the Company, given the nature of its business, is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company. At December 31, 2004, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2004 the Company employed 672 persons, 14 of whom were employed in the exploration and production of oil and gas, 233 in the marketing of crude oil, natural gas and petroleum products, 414 in transportation operations, and 11 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

Federal and State Taxation

The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). In accordance with the Code, the Company computes its income tax provision based on a 34 percent tax rate. The Company's operations are, in large part, conducted within the State of Texas. As such, the Company is subject to a 4.5 percent state tax on corporate net taxable income as computed for federal income tax purposes. Oil and gas activities are also subject to state and local income, severance, property and other taxes. Management believes the Company is currently in compliance with all federal and state tax regulations.

Forward-Looking Statements—Safe Harbor Provisions

This annual report for the year ended December 31, 2004 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements. Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

The company’s future financial condition, revenues, results of operations and future rate of growth are materially affected by oil and gas prices. Oil and gas prices historically have been volatile and are likely to continue to be volatile in the future. Moreover, oil and gas prices depend on factors outside the control of the Company. These factors include

•	supply and demand for oil and gas and expectations regarding supply and demand;
•	political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas;
•	economic conditions in the United States and worldwide;
•	governmental regulations;
•	the price and availability of alternative fuel sources;
•	weather conditions;
•	market uncertainty; and
•	worldwide economic conditions.

Revenues are generated under contracts that must be periodically renegotiated.

Substantially all of the Company’s revenues are generated under contracts which expire periodically or which must be frequently renegotiated, extended or replaced. Whether these contracts are renegotiated, extended or replaced is often times subject to factors beyond the Company’s control. Such factors include sudden fluctuations in oil and gas prices, counterparty ability to pay for or accept the contracted volumes and most importantly, an extremely competitive marketplace for the services offered by the Company. There is no assurance that the costs and pricing of the Company’s services can remain competitive in the marketplace.

      Anticipated or scheduled volumes will differ from actual or delivered volumes.

The Company’s crude oil and natural gas marketing operation purchases initial production of crude oil and natural gas at the wellhead under contracts requiring the Company to accept the actual volume produced. The resale of such production is generally under contracts requiring a fixed volume to be delivered. The Company estimates anticipated supply and matches such supply estimate for both volume and pricing formulas with committed sales volumes. Since actual wellhead volumes produced will never equal anticipated supply, the Company’s marketing margins may be adversely impacted. In many instances, any losses resulting from the difference between actual supply volumes compared to committed sales volumes must be absorbed by the Company.

Environmental liabilities and environmental regulations may have an effect on the Company.

The Company’s business is subject to environmental hazards such as spills, leaks or any discharges of petroleum products and hazardous substances. These environmental hazards could expose the Company to material liabilities for property damage, personal injuries and/or environmental harms, including the costs of investigating and rectifying contaminated properties.

Environmental laws and regulations govern several aspects of the Company’s business, such as drilling and exploration, production, transportation and waste management. Compliance with environmental laws and regulations can require significant costs or may require a decrease in production. Moreover, noncompliance with these laws and regulations could subject the Company to significant administrative, civil or criminal fines or penalties.

Counterparty credit default could have an effect on the Company.

The Company’s revenues are generated under contracts with various counterparties. Results of operations would be adversely affected as a result of non-performance by any of these counterparties of their contractual obligations under the various contracts. A counterparty’s default or non-performance could be caused by factors beyond our control. A default could occur as a result of circumstances relating directly to the counterparty, or due to circumstances caused by other market participants which have a direct or indirect relationship with such counterparty. We seek to mitigate the risk of default by evaluating the financial strength of potential counterparties, however, despite our mitigation efforts, defaults by counterparties may occur from time to time.

The Company’s business is dependent on the ability to obtain credit.

The Company’s future development and growth depends in part on its ability to successfully enter into credit arrangements with banks, suppliers and other parties. Credit agreements are relied upon as a significant source of liquidity for capital requirements not satisfied by operating cash flow. If the Company is unable to obtain credit on reasonable and competitive terms, its ability to continue exploration, pursue improvements, make acquisitions and continue future growth will be limited.

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

Consistent with the industry standard, the Company’s insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. Insurance might be inadequate to cover all liabilities. Moreover, obtaining insurance for the Company’s line of business has become increasingly difficult and costly over the past several years. The cost of insurance has increased substantially. Insurance costs are expected to continue increasing over the next few years and as a result coverage may decrease and more risk may be retained to offset future cost increases. If substantial liability is incurred and the damages are not covered by insurance or exceed policy limits, then the Company’s operation could be materially adversely affected.

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

The Company’s business is subject to changing government regulations.

Federal, state or local government agencies may impose environmental, tax, labor or other regulations that increase costs and/or terminate or suspend operations. The Company’s business is subject to federal, state and local laws and regulations. These regulations relate to, among other things, the exploration, development, production and transportation of oil and gas. Existing laws and regulations could be changed, and any changes could increase costs of compliance and costs of operations.

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

The reserve data included in this report is only an estimate. The reader should not assume that the present values referred to in this report represent the current market value of our estimated oil and gas reserves. The timing of the production and the expenses from development and production of oil and gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value.

The Company’s business is dependent on the ability to replace reserves.

Future success depends in part on the Company’s ability to find, develop and acquire additional oil and gas reserves. Without successful acquisition or exploration activities, reserves and revenues will decline as a result of current reserves being depleted by production. The successful acquisition, development or exploration of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. These assessments are necessarily inexact. As a result, the Company may not recover the purchase price of a property from the sale of production from the property, or may not recognize an acceptable return from properties acquired. In addition, exploration and development operations may not result in any increases in reserves. Exploration or development may be delayed or canceled as a result of inadequate capital, compliance with governmental regulations or price controls or mechanical difficulties. In the future, the cost to find or acquire additional reserves may become unacceptable.

Fluctuations in commodity prices could have an effect on the Company.

Revenues depend on volumes and rates, both of which can be affected by the prices of oil and gas. Decreased prices could result in a reduction of the volumes purchased or transported by our customers. The success of our operations is subject to continued development of additional oil and gas reserves. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for processing and transmission. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;
•	availability and adequacy of transportation facilities;
•	energy legislation;
•	federal and state taxes, if any, on the sale or transportation of natural gas;
•	abundance of supplies of alternative energy sources;
•	political unrest among oil producing countries;
•	and opposition to energy development in environmentally sensitive areas.

Revenues are dependent on the ability to successfully complete drilling activity.

Drilling and exploration are one of the main methods of replacing reserves. However, drilling and exploration operations may not result in any increases in reserves for various reasons. Drilling and exploration may be curtailed, delayed or cancelled as a result of:

•	lack of acceptable prospective acreage;
•	inadequate capital resources;
•	weather;
•	title problems;
•	compliance with governmental regulations; and
•	mechanical difficulties.

Moreover, the costs of drilling and exploration may greatly exceed initial estimates. In such a case, the Company would be required to make additional expenditures to develop our drilling projects. Such additional and unanticipated expenditures could adversely affect our financial condition and results of operations.

Current and future litigation could have an effect on the Company.

The Company is currently involved in several administrative and civil legal proceedings. Moreover, as incident to operations, the Company sometimes becomes involved in various lawsuits and/or disputes. Lawsuits and other legal proceedings can involve substantial costs, including the cost associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although insurance is maintained to mitigate these costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. The Company’s results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

Item 3. LEGAL PROCEEDINGS

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

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are currently serving as executive officers of the Company:

Name	Age	Positions with the Company
K. S. Adams, Jr.	82	Chairman and Chief Executive Officer
F. T. Webster	56	President and Chief Operating Officer
Vincent H. Buckley	82	Executive Vice President and General Counsel
Richard B. Abshire	52	Vice President and Chief Financial Officer

Each officer has served in his present position for at least five years except Mr. Webster and Mr. Buckley. Mr. Webster joined the Company in May 2004. For at least the two previous years, he was President and Chief Executive Officer and managing director of Duke Capital Partners, LLC. Prior to joining Duke Capital, Mr. Webster was a partner and managing director of Andersen, LLP. For the five years prior to joining the Company, in September 2002, Mr. Buckley was Of Counsel to the law firm of Locke Liddell & Sapp LLP.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 2003.

	American Stock Exchange
Year	High	Low
2003
First Quarter	$6.50	$5.35
Second Quarter	10.45	5.57
Third Quarter	10.82	8.65
Fourth Quarter	13.96	10.06

2004
First Quarter	$13.95	$11.90
Second Quarter	15.20	12.60
Third Quarter	15.74	12.50
Fourth Quarter	18.95	13.30

At March 1, 2005 there were 291 holders of record of the Company's common stock and the closing stock price was $23.00 per share. The Company has no securities authorized for issuance under equity compensation plans. The Company made no repurchases of its stock during 2003 and 2004.

On December 15, 2004 the Company paid an annual cash dividend of $.30 per common share to common stockholders of record on December 2, 2004. On December 15, 2003 the Company paid an annual cash dividend of $.23 per common share to common stock holders of record on December 3, 2003. On December 17, 2002 the Company paid an annual cash dividend of $.13 per common share to common stock holders of record on December 2, 2002. Such dividends totaled $1,265,278, $970,047 and $548,000 for each of 2004, 2003 and 2002, respectively.

The terms of the Company's bank loan agreement require the Company to maintain consolidated net worth in excess of $37,938,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company's common stock.

 6. SELECTED FINANCIAL DATA

FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
Revenues:	(In thousands, except per share data)
Marketing	$2,011,669	$1,677,728	$1,726,194	$3,444,050	$5,743,500
Transportation	47,323	35,806	36,406	33,149	35,824
Oil and gas	10,796	8,395	4,750	6,111	6,059
	$2,069,788	$1,721,929	$1,767,350	$3,483,310	$5,785,383
Operating Earnings:
Marketing	$13,783	$12,244	$10,872	$(8,846)	$16,362
Transportation	5,687	973	2,142	1,053	2,311
Oil and gas	2,362	2,310	(633)	693	1,624
General and administrative	(7,867)	(6,299)	(7,259)	(7,165)	(6,221)
	13,965	9,228	5,122	(14,265)	14,076
Other income (expense):
Interest income	62	362	115	456	1,233
Interest expense	(107)	(108)	(117)	(128)	(172)
Earnings (loss) from continuing
operations before income taxes
and cumulative effect of
accounting change	13,920	9,482	5,120	(13,937)	15,137

Income tax provision (benefit)	5,059	3,056	1,751	(4,776)	5,495

Earnings (loss) from continuing
operations	8,861	6,426	3,369	(9,161)	9,642
Earnings (loss) from discontinued
operations, net of taxes	(253)	(3,232)	(1,917)	4,537	(802)
Earnings (loss) before cumulative
effect of accounting change	8,608	3,194	1,452	(4,624)	8,840
Cumulative effect of accounting
Change, net of taxes	-	(92)	-	55	-
Net earnings (loss)	$8,608	$3,102	$1,452	$(4,569)	$8,840

Earnings (Loss) Per Share
From continuing operations	$2.10	$1.53	$.79	$(2.17)	$2.29
From discontinued operations	(.06)	(.77)	(.45)	1.08	(.19)
Cumulative effect of
accounting change	-	(.02)	-	.01	-
Basic earnings (loss) per share	$2.04	$.74	$.34	$(1.08)	$2.10

Dividends per common share	$.30	$.23	$.13	$.13	$.13

Financial Position

Working capital	$35,789	$32,758	$30,628	$29,651	$18,641
Total assets	238,854	210,607	202,120	227,027	448,044
Long-term debt, net of
current maturities	11,475	11,475	11,475	12,475	11,900
Shareholders’ equity	49,575	42,232	40,100	39,196	44,313
Dividends on common shares	1,265	970	548	548	548

________________________________
Notes:
-	In 2002, oil and gas operating earnings sustained a loss of $633,000. This loss includes $1.7 million in dry hole costs and property valuation write-down.
-
In 2001 marketing, operating earnings sustained a loss of $8,846,000. This loss includes $8 million in charges related to inventory price declines and a $1.5 million bad debt provision in connection with the Enron bankruptcy.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Marketing segment revenues and operating earnings were as follows (in thousands):

	2004	2003	2002

Revenues	$2,011,669	$1,677,728	$1,726,194

Operating Earnings	$13,783	$12,244	$10,872

Depreciation	$1,498	$1,397	$1,611

Marketing segment operating statistics were as follows:

	2004	2003	2002

Wellhead Purchases per day (1)
- Crude Oil	76,000 bbls	85,000 bbls	101,000 bbls
- Natural Gas	294,000 mmbtu	317,000 mmbtu	482,000 mmbtu

Average Purchase Price
- Crude Oil	$39.88/bbl	$29.80/bbl	$24.18/bbl
- Natural Gas	$5.75/mmbtu	$5.28/mmbtu	$3.10/mmbtu

___________________
(1) Reflects the volume purchased from third parties by the Company at the lease level and pipeline pooling points.

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements. In contrast, substantially all purchases and sales of crude oil qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are recorded on a gross revenue basis in the accompanying financial statements. As a result, variations in gross revenues are primarily a function of crude oil volumes and prices while operating earnings fluctuate with both crude oil and natural gas margins and volumes. Included in 2004, 2003 and 2002 crude oil revenues is $735,476,000, $534,464,000 and $610,601,000, respectively, of gross proceeds associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons including to affect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of customers. Financial reporting standards continue to evolve in this area, and in the future, the reporting for such buy/sell arrangements may be required to be on a net basis similar to the Company’s practice for natural gas operations. See Note (1) of Notes to Consolidated Financial Statements.

Marketing revenues increased by 20 percent to over $2 billion for 2004 compared to 2003, while operating earnings in the current year increased by 13 percent to $13,783,000. The revenue increase resulted from crude oil price increases partially offset by wellhead purchase volume declines. Escalating crude oil prices from the $32 range at the end of 2003 to the $43 range by year-end 2004 enhanced current operating results as the Company liquidated lower price inventory into a higher price market. This event contributed approximately $1,400,000 to 2004 operating earnings. As of December 31, 2004, the Company held 224,900 barrels of crude oil inventory at an average price of $42.97 per barrel. Partially offsetting the earnings effect of crude oil price increases was $950,000 of losses sustained within the Company’s gasoline and diesel fuel wholesale business. Such losses occurred when refined product supply and distribution costs increased faster than the price to the Company’s end market customers. Also included in 2004 results was $1,476,000 of income resulting from settlement of a dispute associated with the Company’s previous marketing joint venture. See Note 11 of Notes to Consolidated Financial Statements. In addition, during 2004 the Company collected and recognized as income $1,068,000 of cash on previous disputed and fully reserved items. Further during 2004, the Company recognized a $470,000 gain from the sale of its claim against the bankrupt estate of Enron Corp. and a $310,000 charge to write-down certain slow moving refined product inventory items. These generally favorable 2004 events compare to the Company experiencing $1.6 million in reduced marketing expenses during 2003 caused by the reversal of certain previously recorded accrual items resulting from the final true-ups of the accounting for such items.

Gross revenues for the marketing operation were essentially flat for 2003 compared to 2002 as crude oil price increases were offset by reductions in crude oil purchase volumes. By comparison, operating earnings increased by $1.4 million or 13 percent for 2003 relative to 2002. The earnings improvement resulted, in part, from improved per unit margins for both crude oil and natural gas. Most notably in the first half of 2003, the war in Iraq caused elevated demand for near term or prompt month crude oil prices. This presented premium value opportunities for resale of the crude oil being acquired by the Company. In addition, per unit margins for natural gas also improved during 2003 as a result of reduced competition in this sector of the marketplace. Also during 2003, the Company reduced marketing operating expenses by $1.6 million from the reversal of previously recorded accrual items. However, such accrual reversal in 2003 was offset by fee income totaling $2,433,000 during the first six months of 2002. This fee originated pursuant to the terms of an agreement to dissolve the Company’s Williams-Gulfmark joint venture. Previously, the Company earned fees approximating $400,000 per month based on the quantity of crude oil being purchased by the former co-venture participant in the offshore Gulf of Mexico region. With July 2002 business, credit constraints caused the former venture participant to substantially curtail and ultimately cease its purchases of the crude oil in the region. As a result, the Company’s opportunity for fee income ceased during 2002.

-	Transportation

The transportation segment experienced a strong resurgence in demand beginning in the Spring of 2004 and continuing into 2005. Revenues and operating earnings were as follows (in thousands):
	2004		2003		2002
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$47,323	32%	$35,806	(2)%	$36,406	10%

Operating earnings	$5,687	484%	$973	(55)%	$2,142	103%

Depreciation	$2,125	2%	$2,093	14%	$1,838	11%

______________
 (1) Represents the percentage increase (decrease) from the prior year.

Transportation segment results are closely tied to trends for the United States economy in general and more specifically, to the domestic petrochemical industry. As a common carrier transporter of bulk liquid chemicals, demand for the Company’s services is closely tied to the economic activity of domestic manufacturers of petrochemicals. The Company enjoyed strong demand for its trucking services during 2004, which caused a 32 percent increase in revenues to $47,323,000. The demand improvement was consistent with an improving U. S. economy and a weaker dollar exchange rate stimulating export demand for petrochemicals.

      Based on the current level of infrastructures, the Company’s transportation segment is designed to maximize efficiency at revenues approaching $42 million per year. Because of the fixed cost component of operating expenses, operating earnings when expressed as a percentage change will increase or decrease relatively faster than the rate of increase or decrease existing for revenues. With the market conditions that existed in 2004, the Company was able to both maximize efficiency and increase freight rates. In addition, during 2004 the Company sold certain used truck-tractors for a gain on sales of $801,000 as compared to a $351,000 gain on equipment sales in 2003. This combination of factors provided a 484 percent increase in operating earnings to $5,687,000.

Demand for the Company’s trucking service has remained strong and is spurred by an improving United States and world economy. Other important factors include reduced levels of competition as the industry experienced a general “shake-out” in recent years coupled with service delays by the railroad industry. Presently, the Company’s transportation business continues to run at or near full capacity.

- Oil and Gas
Oil and gas segment revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices. Comparative amounts are as follows (in thousands):

	2004	2003	2002

Revenues	$10,796	$8,395	$4,750

Operating earnings (loss)	$2,362	$2,310	$(633)

Depreciation and depletion	$2,949	$2,175	$2,116

	2004	2003	2002

Production Volumes
- Crude Oil	71,300 bbls	61,900 bbls	55,000 bbls
- Natural Gas	1,309,000 mcf	1,239,000 mcf	1,047,000 mcf

Average Price
- Crude Oil	$39.48/bbl	$30.67/bbl	$26.10/bbl
- Natural Gas	$6.09/mcf	$5.23/mcf	$3.17/mcf

As shown above, oil and gas division revenues and operating earnings improved in 2004 relative to 2003 and in 2003 relative to 2002 due to increased crude oil and natural gas production volumes as well as higher prices. Recent results from exploration efforts caused the production volume increases. During 2004, the Company participated in the drilling of thirty-three wells. Twenty wells were successfully completed with seven dry holes and six wells in process at year-end. In addition to the completions of wells spud in 2004, the Company also successfully brought on production one well that was drilling at year-end 2003. All of the wells in process at December 31, 2004 were subsequently determined in the first quarter of 2005 to be productive.

Although oil and gas revenues increased by 28 percent during 2004, operating earnings were relatively unchanged at $2,362,000 for the year. Improvement in operating earnings did not correlate with improved revenues because $2,504,000 of exploration expense was incurred during 2004 compared to $1,638,000 of exploration expenses occurring during 2003. Exploration expense in 2004 included a $616,000 impairment provision on non-producing properties plus $1,888,000 of dry hole and geological and geophysical costs. Comparative operating earnings for 2004 were also adversely affected by a 36 percent increase in the provision for depreciation and depletion. The depreciation and depletion provision in 2004 included a $309,000 impairment provision on certain producing properties where actual drilling costs incurred exceed the estimated fair value of the property.

The results of 2004 exploration efforts yielded estimated reserve additions totaling 121,000 barrels of oil and 3,166,000 mcf of gas. With the Company’s production for 2004 being 71,300 barrels of oil and 1,309,000 mcf of gas, the estimated reserve additions for 2004 represent a 224 percent replacement of current production on an oil equivalent barrel basis. Estimated future undiscounted net cash flow before income taxes from oil and gas properties was increased from $46,186,000 at year-end 2003 to $62,312,000 at year-end 2004.

Presently, the Company’s drilling and exploration efforts are primarily focused as follows:

Ft. Bend, Wharton and Colorado Counties, Texas

The Company initiated the drilling of nine wells in 2004 in this area of Texas, with seven proving to be productive and two dry holes. One of the dry holes was lost due to mechanical reasons and the replacement well was successful. The success in 2004 results from interpretation of work done on a 3-D seismic data acquisitions made in 1999. The Company and one of its joint interest partners expanded exploration in this area in 2004 by acquiring additional seismic data and applying the same seismic reprocessing techniques that led to the initial drilling successes in the area. The first two wells on this newly acquired seismic data were drilled in the first quarter 2005 and are productive. A number of additional prospects will be drilled in the area during 2005.

Calcasieu Parish, Louisiana

During 2004, the Company drilled nine wells with one dry hole in the Calcasieu area. At the end of 2004, three of the successful wells were waiting on the installation of surface production facilities and are scheduled to be producing beginning in the first quarter 2005. Supported by a 3-D seismic survey conducted in 2003, the Company and its joint interest partners have a continuing drilling program with additional prospects identified for drilling in 2005.

Southern Alabama

In Southern Alabama, processing and evaluation of a large proprietary 3-D seismic survey was completed in 2004 and resulted in numerous prospects to be drilled in 2005. Two of these wells were drilled in the first quarter 2005 as dry holes. Additional drilling will proceed during 2005 taking into consideration the knowledge gained from these wells.

Lafayette Parish, Louisiana

Due to the relative risk associated with an available prospect in Lafayette Parish, the Company took less than one percent interest in the drilling of an initial well that proved to be successful in 2005. Significantly, the Company’s interest in the offset acreage is approximately five percent, and the offset well will be drilled in the second quarter of 2005.

U. K. North Sea

Seismic reprocessing and evaluation to confirm a drillable prospect has continued on the Company’s interest in Block 21-1b of the Central UK North Sea. Beginning in the second quarter of 2005 presentations will be made to prospective joint interest partners in an attempt to promote the drilling of an exploratory well, hopefully before year-end. Additionally, in the UK North Sea, the Company’s bid for a promote license in the 22nd licensing round held last summer was accepted. The Company will have a 33 1/3% equity interest in Block 48-16c, located in the Southern Sector of the North Sea. The license was officially granted in February 2005. The Company with its joint interest partners will have two years to acquire existing 3-D and 2-D seismic data and reprocess it to confirm an exploration prospect identified on the Block. The terms of the license do not include a well commitment. If a Block 48-16c prospect is confirmed by the seismic data, the Company and its joint interest partners will seek an additional partner to drill a well on a promoted basis, thus limiting capital exposure on the drilling of the initial exploratory well.

-	General and administrative

General and administrative expenses increased $1,568,000, or 25 percent, in 2004 as a result of increased personnel related expenses as both the number and average wage of administrative personnel increased during the year. An additional minimum 15 percent or $1.2 million increase is expected for 2005 as the Company continues to expand its corporate governance and Sarbanes-Oxley compliance efforts.

-	Discontinued operations

During 2003, the Company’s management decided to withdraw from its New England region retail natural gas marketing business. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. An early withdrawal from the region was instituted in 2003 and the exit from this business was completed in 2004. See Note (3) of Notes to Consolidated Financial Statements.

- Outlook

Looking ahead for the marketing operation, management does not foresee a substantial change in 2005 for this business. Overall, a sound profitable operation should continue. For transportation, the strengthened level of demand is expected to remain. For oil and gas exploration, a strong price environment continues and drilling activity is expected to increase. In addition, the Company is pursuing other exploration opportunities for development in 2006 and beyond.

The Company has the following major objectives for 2005:

-	Maintain marketing operating earnings at the $13 million level.

-	Increase transportation operating earnings by 5 percent to the $6 million level.

-	Improve oil and gas operating earnings to $3 million while growing the oil and gas reserve base by 10 percent.

Liquidity and Capital Resources

Management’s practice is to generally balance the cash flow requirements of the Company’s investment activities with available cash generated from operations. As a result, over time, cash utilized for property and equipment additions, tends to track with the non-cash provision for depreciation, depletion and amortization. However, during 2004, the Company diverged from its normal practice. A summary analysis of cash flows follows (in thousands):

	Years Ended December 31,
	2004	2003	2002	Total
Depreciation, depletion and
amortization	$6,572	$5,665	$5,565	$17,802
Property and equipment
additions	(12,161)	(7,761)	(4,619)	(24,541)

Other (sources) uses of cash	$(5,589)	$(2,096)	$946	$(6,739)

Several factors led to increased property and equipment expenditures. One factor was the December 31, 2004 expiration of certain federal tax provisions that afforded accelerated depreciation rates on new equipment purchases. The Company availed itself of this opportunity through the cash purchase of $4.5 million of truck-tractors and trailers for its transportation fleet. Ordinarily, such equipment is obtained through operating lease financing. Additionally, 2004 was a growth year for the Company’s transportation and oil and gas segments and available cash balances were utilized for such expenditures. Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated.

 Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of one percent. The working capital loan provides for borrowings up to $10,000,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 2004 was established at $10,000,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $10,000,000 as of March 15, 2005. The line of credit loans are scheduled to expire on October 31, 2006, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments. As of December 31, 2004, bank debt outstanding under the Company’s two revolving credit facilities totaled $11,475,000.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $37,938,000. The Company was in compliance with these covenants at December 31, 2004.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. As of December 31, 2004, the Company had $5.8 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of December 31, 2004. Letters of credit outstanding under this facility totaled approximately $19.1 million as of December 31, 2004. The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. No working capital advances were outstanding under this facility as of December 31, 2004. Letters of credit outstanding under this facility totaled approximately $4.8 million as of December 31, 2004. The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements to provide tractor and trailer equipment for the Company’s truck fleet. All such operating lease commitments qualify for off-balance sheet treatment as provided by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2004, 2003, and 2002 was $6,650,000, $5,831,000, and $5,944,000 respectively. At December 31, 2004, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 2005 - $4,604,000; 2006 - $3,841,000; 2007 - $3,530,000; 2008 - $3,329,000; 2009 - $1,199,000 and thereafter - $233,000.

Contractual Cash Obligations

In addition to its banking relationships and obligations, the Company enters into certain operating leasing arrangements for tractors, trailers, office space and other equipment and facilities. The Company has no capital lease obligations. A summary of the payment periods for contractual debt and lease obligations is as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$-	$1,434	$5,738	$4,303	$-	$-	$11,475
Operating leases	4,604	3,841	3,530	3,329	1,199	233	16,736
Total	$4,604	$5,275	$9,268	$7,632	$1,199	$233	$28,211

In addition to its bank debt and lease financing obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities. Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations. See also Note (8) of the Notes to Consolidated Financial Statements. Approximate commodity purchase obligations as of December 31, 2004 are as follows (in thousands):

	January	Remaining
	2005	2005	2006	2007	Thereafter	Total
Crude Oil	$80,995	$1,692	$-	$-	$-	$82,687
Natural Gas	50,401	6,954	-	-	-	57,355
Refined Products	901	-	-	-	-	901
	$132,297	$8,646	$-	$-	$-	$140,943

 Investment Activities

During 2004, the Company invested approximately $4,147,000 in oil and gas projects, $6,736,000 for replacement equipment for its petrochemical trucking fleet and $1,278,000 in equipment for the Company’s marketing operations. Oil and gas exploration and development efforts continue, and the Company plans to invest approximately $10 million toward such projects in 2005 including $1,500,000 of seismic costs to be expensed during the year. An additional approximate $1.6 million is projected in 2005 for the purchase of transportation equipment as present lease financing arrangements mature.

Insurance

The marketplace for all forms of insurance has entered a period of severe cost increases. In the past, during such cyclical periods, the Company has seen cost increases to the point where desired levels of insurance were either unavailable or unaffordable. The Company’s primary insurance needs are in the area of automobile and umbrella coverage for its trucking fleet and medical insurance for employees. During 2003, the Company’s insurance costs increased 27 percent to total $9.9 million. During 2004, insurance cost stabilized and totaled $9.6 million. Overall insurance cost may experience renewed rate increases during 2005. Since the Company is generally unable to pass on such cost increases, any increase will need to be absorbed by existing operations.

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

Trade Accounts

Accounts receivable and accounts payable typically represent the most significant assets and liabilities of the Company. Particularly within the Company’s energy marketing, oil and gas exploration, and production operations, there is a high degree of interdependence with and reliance upon third parties, (including transaction counterparties) to provide adequate information for the proper recording of amounts receivable or payable. Substantially all such third parties are larger firms providing the Company with the source documents for recording trade activity. It is commonplace for these entities to retroactively adjust or correct such documents. This typically requires the Company to either absorb, benefit from, or pass along such corrections to another third party.

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

The Company follows the successful efforts method of accounting, so only costs (including development dry hole costs) associated with producing oil and gas wells are capitalized. Estimated oil and gas reserve quantities are the basis for the rate of amortization under the Company’s units of production method for depreciating, depleting and amortizing of oil and gas properties. Estimated oil and gas reserve values also provide the standard for the Company’s periodic review of oil and gas properties for impairment.

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

Revenue Recognition

The Company’s natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company’s risk management activities is included in Note (1) of Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of December 31, 2004 the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

On November 30, 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin 43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk includes potential adverse changes in interest rates and commodity prices.

Interest Rate Risk

Total long-term debt at December 31, 2004 included $11,475,000 of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of December 31, 2004. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the fiscal year ended December 31, 2004.

Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas. Commodity price risk in the Company’s marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. From time to time, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. The Company may also enter into price support contracts with certain customers to secure a floor price on the purchase of certain supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. Substantially all forward contracts fall within a six-month to one-year term with no contracts extending longer than two years in duration. The Company monitors all commitments and positions and endeavors to maintain a balanced portfolio.

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of December 31, 2004 and 2003 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $630,000 all to be received in 2005. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities. The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the year ended December 31, 2004 (in thousands).

2004
Net fair value on January 1,	$692
Activity during 2004
- Cash received from settled contracts	(1,061)
- Net realized gain from prior years’ contracts	369
- Net unrealized gain from current year contracts	630
Net fair value on December 31,	$630

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2003 through December 31, 2004 natural gas price realizations ranged from a monthly low of $3.68 mmbtu to a monthly high of $17.00 per mmbtu. Oil prices ranged from a low of $28.61 per barrel to a high of $53.32 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $2,045,000 and $1,250,000, respectively, for the comparative years ended December 31, 2004 and 2003.

ITEM 8. FINANCIAL STATEMENTS

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	11

FINANCIAL STATEMENTS:

Consolidated Balance Sheet as of December 31, 2004 and 2003	12

Consolidated Statement of Operations for the Years Ended	13
December 31, 2004, 2003 and 2002

Consolidated Statement of Shareholders Equity for the Years Ended	14
December 31, 2004, 2003 and 2002

Consolidated Statement of Cash Flows for the Years Ended	15
December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Adams Resources & Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Adams Resources and Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

DELOITTE & TOUCHE LLP
Houston, Texas
March 15, 2005

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31,
ASSETS	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$19,942	$28,342
Accounts receivable, net of allowance for doubtful accounts of
$384 and $1,935, respectively	161,885	135,306
Inventories	11,372	6,300
Risk management receivables	7,795	3,809
Income tax receivable	-	1,310
Prepayments	8,345	4,870
Current deferred taxes	-	346
Current assets of discontinued operation	-	5,140
Total current assets	209,339	185,423

PROPERTY AND EQUIPMENT:
Marketing	20,659	20,771
Transportation	22,533	18,652
Oil and gas (successful efforts method)	45,390	41,666
Other	99	99
	88,681	81,188

Less - Accumulated depreciation, depletion and amortization	(59,605)	(56,342)
	29,076	24,846
OTHER ASSETS:
Other assets	439	338
	$238,854	$210,607
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$160,387	$145,047
Risk management payables	7,165	3,117
Accrued and other liabilities	5,904	3,364
Current deferred taxes	94	-
Current liabilities of discontinued operation	-	1,137
Total current liabilities	173,550	152,665

LONG-TERM DEBT	11,475	11,475

OTHER LIABILITIES:
Asset retirement obligations	723	706
Deferred taxes and other	3,531	3,529
	189,279	168,375
COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	37,460	30,117
Total shareholders’ equity	49,575	42,232
	$238,854	$210,607

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
REVENUES:
Marketing (includes $735,476, $534,464 and $610,601, respectively, of proceeds from buy/sell arrangements)	$2,011,669	$1,677,728	$1,726,194
Transportation	47,323	35,806	36,406
Oil and gas	10,796	8,395	4,750
	2,069,788	1,721,929	1,767,350
COSTS AND EXPENSES:
Marketing (includes $736,126, $551,848 and $611,144, respectively, of costs associated with buy/sell arrangements)	1,996,388	1,664,087	1,713,711
Transportation	39,511	32,740	32,426
Oil and gas	5,485	3,910	3,267
General and administrative	7,867	6,299	7,259
Depreciation, depletion and amortization	6,572	5,665	5,565
	2,055,823	1,712,701	1,762,228

Operating Earnings	13,965	9,228	5,122

Other Income (Expense):
Interest income	62	362	115
Interest expense	(107)	(108)	(117)

Earnings from continuing operations before income tax
and cumulative effect of accounting change	13,920	9,482	5,120

Income Tax Provision (Benefit):
Current	4,666	2,346	4,084
Deferred	393	710	(2,333)
	5,059	3,056	1,751
Earnings from continuing operations	8,861	6,426	3,369
Loss from discontinued operations, net of tax
benefit of $130, $1,664 and $987, respectively	(253)	(3,232)	(1,917)
Earnings before cumulative effect of accounting change	8,608	3,194	1,452

Cumulative effect of accounting change, net of tax benefit
of zero, $57 and zero, respectively	-	(92)	-

Net Earnings	$8,608	$3,102	$1,452

EARNINGS (LOSS) PER SHARE:
From continuing operations	$2.10	$1.53	$.79
From discontinued operation	(.06)	(.77)	(.45)
Cumulative effect of accounting change	-	(.02)	-

Basic and diluted net earnings per share	$2.04	$.74	$.34

DIVIDENDS PER COMMON SHARE	$.30	$.23	$.13

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)

	Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2002	$422	$11,693	$27,081	$39,196
Net earnings	-	-	1,452	1,452
Dividends paid on common stock	-	-	(548)	(548)
BALANCE, December 31, 2002	422	11,693	27,985	40,100
Net earnings	-	-	3,102	3,102
Dividends paid on common stock	-	-	(970)	(970)
BALANCE, December 31, 2003	422	11,693	30,117	42,232
Net earnings	-	-	8,608	8,608
Dividends paid on common stock	-	-	(1,265)	(1,265)
BALANCE, December 31, 2004	$422	$11,693	$37,460	$49,575

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2004	2003	2002

CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$8,861	$6,426	$3,369
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities-
Depreciation, depletion and amortization	6,572	5,665	5,565
Gains on property sales	(1,438)	(448)	(447)
Impairment of non-producing oil and gas properties	616	461	537
Cumulative effect of accounting change	-	(149)	-
Other, net	(188)	330	(276)
Decrease (increase) in accounts receivable	(26,579)	(15,270)	2,255
Decrease (increase) in inventories	(5,072)	(1,319)	3,515
Risk management activities	62	(762)	2,687
Decrease (increase) in tax receivable	1,310	(928)	3,548
Decrease (increase) in prepayments	(3,475)	(1,723)	4,492
Increase (decrease) in accounts payable	15,138	7,947	(14,356)
Increase (decrease) in accrued liabilities	2,540	(586)	294
Deferred taxes	393	710	(3,075)
Net cash (used in) provided by continuing operations	(1,260)	354	8,108
Net cash provided by discontinued operation	3,750	8,729	11,533
Net cash provided by operating activities	2,490	9,083	19,641

INVESTING ACTIVITIES:
Property and equipment additions	(12,161)	(7,761)	(4,619)
Proceeds from property sales	2,536	728	561
Net cash used in investing activities	(9,625)	(7,033)	(4,058)

FINANCING ACTIVITIES:
Net borrowings under credit agreements	-	-	(1,000)
Dividend payments	(1,265)	(970)	(548)
Net cash used in financing activities	(1,265)	(970)	(1,548)

Increase (decrease) in cash and cash equivalents	(8,400)	1,080	14,035

Cash and cash equivalents at beginning of year	28,342	27,262	13,227

Cash and cash equivalents at end of year	$19,942	$28,342	$27,262

The accompanying notes are an integral part of these consolidated financial statements.

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500-mile radius of Houston, Texas.

Cash and Cash Equivalents

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 2004 and 2003 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility. See Note (2) of Notes to Consolidated Financial Statements.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and are valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

	December 31,
	2004	2003

Crude oil	$9,663	$4,108
Petroleum products	1,709	2,192
	$11,372	$6,300

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Accordingly, a $616,000 and a $461,000 impairment provision on non-producing properties was recorded in 2004 and 2003, respectively. Also for 2004, a $309,000 impairment provision on producing oil and gas properties was recorded and included in DD&A as a result of relatively high costs incurred on certain properties relative to their oil and gas reserve additions.

Revenue Recognition

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

Included in marketing segment revenues and costs is the gross proceeds and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. The gross proceeds included in revenues and the gross costs included in marketing costs and expenses, typically constitute approximately 35 percent of marketing revenues and costs. The Company believes its accounting treatment is consistent with the normal purchase and sale presentation under SFAS No. 133 as amended by SFAS No. 137 and No. 138. See discussion under “Price Risk Management Activities” below. Presently, the EITF in Issue 04-13 is reviewing the accounting presentation for buy/sell arrangements and may require that such items be reported net on the Statement of Operations. In such circumstances, marketing segment revenues presented herein would be reduced by $735,476,000, $534,464,000 and $610,601,000 for 2004, 2003 and 2002, respectively. Net earnings from operations would be unaffected by such change in presentation.

Statement of Cash Flows

Interest paid totaled $120,000, $96,000 and $121,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Income taxes paid during these same periods totaled $2,957,000, $1,659,000 and $465,000, respectively. Federal tax refunds received totaled $306,000 and $2,779,000 during 2003 and 2002, respectively. There were no significant non-cash investing or financing activities in any of the periods reported.

Earnings Per Share

The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for 2004, 2003 and 2002. There were no potentially dilutive securities during 2004, 2003 and 2002.

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of December 31, 2004 is $630,000, all of which will be received in 2005. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the year ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Net fair value on January 1,	$692	$(70)
Activity during 2004
- Cash received from settled contracts	(1,061)	-
- Cash paid on settled contracts	-	21
- Net realized gain from prior years’ contracts	369	-
- Net realized (loss) from prior years’ contracts	-	(32)
- Net unrealized gain from prior years’ contracts	-	340
- Net unrealized gain from current years’ contracts	630	433
Net fair value on December 31,	$630	$692

Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations”. The objective of SFAS No. 143 is to establish an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company estimated the present value of its future Asset Retirement Obligations at approximately $672,000 as of January 1, 2003. The cumulative effect of adoption of SFAS No. 143 and the change in accounting principle resulted in a charge to net income during the first quarter of 2003 of approximately $149,000 or $92,000 net of taxes. A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows (in thousands):

	2004	2003
Balance on January 1,	$706	$-
Impact of accounting change	-	672
Liabilities incurred	14	63
Accretion of discount	18	-
Liabilities settled	(15)	(29)
Revisions to estimates	-	-
Balance on December 31,	$723	$706

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations. Such cash deposits are included in other assets on the accompanying balance sheet.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of December 31, 2004 the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

On November 30, 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin 43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

(2) Long-Term Debt

The Company's revolving bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank's prime rate minus ¼ of 1 percent. The first line of credit or working capital loan provides for borrowings up to $10,000,000 based on the total of 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 2004 was established at $10,000,000 with $7,500,000 of such amount outstanding at December 31, 2004. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $10,000,000 as of March 15, 2005 with the next scheduled borrowing base re-determination date of September 1, 2005. As of December 31, 2004, $3,975,000 was outstanding under the oil and gas production loan facility. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. As of December 31, 2004, letters of credit under this facility totaled $25,000. The revolving line of credit loans are scheduled to expire on October 31, 2006, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.

Long-term debt is summarized as follows (in thousands):
	December 31,
	2004	2003
Bank lines of credit, secured by substantially all of
the Company’s assets (excluding Gulfmark and
ARM), due in eight quarterly installments
commencing on October 31, 2006	$11,475	$11,475
Less - current maturities	-	-

Long-term debt	$11,475	$11,475

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $37,938,000.

A subsidiary of the Company, Gulfmark Energy, Inc. (“Gulfmark”), maintains a separate banking relationship with BNP Paribas in order to provide up to $40 million in letters of credit and to provide financing for up to $6 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus 1 percent. The letter of credit and demand note facilities are secured by substantially all of Gulfmark's and ARM’s assets. At year-end 2004 and 2003, Gulfmark had no amounts outstanding under the inventory-based line of credit. Gulfmark had approximately $19.1 million and $21 million in letters of credit outstanding as of December 31, 2004 and 2003, respectively, in support of its crude oil purchasing activities. As of December 31, 2004, the Company had $5.8 million of eligible borrowing capacity under the Gulfmark facility. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s Adams Resources Marketing, Ltd. subsidiary (“ARM”) maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing business. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. The letter of credit and demand note facilities are secured by substantially all of ARM’s and Gulfmark’s assets. At year-end 2004 and 2003, ARM had no working capital advances outstanding. ARM had approximately $4.8 million and $9.2 million in letters of credit outstanding at December 31, 2004 and 2003, respectively. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company's weighted average effective interest rate for 2004, 2003 and 2002 was 4.8%, 3.1%, and 3.7%, respectively. No interest was capitalized during 2004, 2003 or 2002. At December 31, 2004, the scheduled aggregate principal maturities of the Company's long-term debt are: 2006 - $1,434,375; 2007 - $5,737,500; and 2008 - $4,303,125.

(3) Discontinued Operations

During 2003, Company management decided to withdraw from its New England region retail natural gas marketing business, which was included in the marketing segment. This business had negative operating margins of $279,000, $4,896,000 and $2,904,000 and after tax losses totaling $253,000, $3,232,000 and $1,817,000 during 2004, 2003 and 2002, respectively. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. The New England operation had no fixed assets or capitalized costs associated with intangibles. Therefore, an impairment assessment of long-lived assets was not necessary. Further, all contracts associated with this operation were initially recorded at fair value pursuant to SFAS No. 133. As a result, a separate fair value analysis was not needed in connection with the decision to discontinue New England business. The Company completed its exit from this business during 2004. At year-end 2003, the Company had current assets from this discontinued operation totaling $5,140,000, consisting primarily of accounts receivable and risk management assets, and current liabilities totaling $1,137,000, consisting primarily of accounts payable and risk management liabilities. Such assets and liabilities were liquidated in connection with the Company’s orderly exit from the business.

(4) Income Taxes

The following table shows the components of the Company's income tax provision (benefit) (in thousands):
	Years ended December 31,
	2004	2003	2002
Current:
Federal	$4,076	$515	$2,796
State	460	110	301
	4,536	625	3,097
Deferred:
Federal	214	674	(2,087)
State	179	36	(246)
	$4,929	$1,335	$764

The following table summarizes the components of the income tax provision (benefit) (in thousands):

	Years ended December 31,
	2004	2003	2002
From continuing operations	$5,059	$3,056	$1,751
From discontinued operations	(130)	(1,664)	(987)
Cumulative effect of accounting change	-	(57)	-
	$4,929	$1,335	$764

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax provision as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
Statutory federal income tax
provision at 34%	$4,603	$1,509	$735
State income tax provision,
(net of federal benefit)	321	96	55
Federal statutory depletion	(306)	(304)	(100)
Book/tax basis adjustment	120	-	-
State net operating loss
Valuated allowance	152	-	-
Other	39	34	74
	$4,929	$1,335	$764

Deferred income taxes primarily reflect the net difference between the financial statement carrying amount in excess of the underlying tax basis of property and equipment. The components of the federal deferred tax liability are as follows (in thousands):

	Years Ended December 31,
	2004	2003
Current deferred taxes
Bad debts	$146	$663
Mark-to-Market contracts	(240)	(317)
Net current deferred tax
asset (liability)	(94)	346

Long-term deferred taxes
Goodwill	55	94
State net operating losses	229	236
--Less valuation allowance	(152)	-
Basis difference in foreign investments	120	-
Property	(3,612)	(3,552)
Other	-	(184)

Net long-term deferred tax (liability)	(3,360)	(3,406)

Net deferred tax (liability)	$(3,454)	$(3,060)

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. Realization of the deferred income tax assets is dependent on generating sufficient taxable income in future years. Management believes that it is more likely than not that not all of the deferred income tax assts related to state net operating losses will be realized and thus, a valuation allowance was provided for as of December 31, 2004.

(5) Fair Value of Financial Instruments and Concentration of Credit Risk

Fair Value of Financial Instruments

The carrying amount of cash equivalents are believed to approximate their fair values because of the short maturities of these instruments. Substantially all of the Company’s long and short-term debt obligations bear interest at floating rates. As such, carrying amounts approximate fair values. For a discussion of the fair value of commodity financial instruments see “Price Risk Management Activities” in Note (1) of Notes to Consolidated Financial Statements.

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

The Company's largest customers consist of large multinational integrated oil companies and utilities. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 86 percent of the Company's total receivables as of December 31, 2004, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction, while natural gas transactions are settled on the 25th of the month following a transaction. The Company's credit policy and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management. The Company had accounts receivable from two customers that comprised 13.6 percent and 10.3 percent, respectively, of total receivables at December 31, 2003. One customer represented 11.6 percent of total accounts receivable as of December 31, 2004.

There were no single significant bad debt write-offs in 2004, 2003 and 2002. An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $384,000 and $1,935,000 at December 31, 2004 and 2003, respectively. An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2004	2003	2002

Balance, beginning of year	$1,935	$1,723	$1,993
Provisions for bad debts	90	433	390
Less: Write-offs and recoveries	(1,641)	(221)	(660)

Balance, end of year	$384	$1,935	$1,723

(6) Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees. Company contributions to the plan were $454,000 in 2004, $384,000 in 2003 and $388,000 in 2002. There are no pension or retirement plans maintained by the Company.

(7) Transactions with Related Parties

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded the non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of December 31, 2004 and 2003, the Company owed a combined net total of $349,500 and $1,088,000, respectively, to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $152,000 in 2004 and $138,000 in 2003.

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

(8) Commitments and Contingencies

The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2004, 2003, and 2002 was $6,650,000, $5,831,000 and $5,944,000, respectively. At December 31, 2004, commitments under long-term non-cancelable operating leases for the next five years and thereafter are payable as follows: 2005 - $4,604,000; 2006 - $3,841,000; 2007 - $3,530,000; 2008 - $3,329,000; 2009 - $1,199,000 and thereafter - $233,000.

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

In March 2004, a suit styled Le Petit Chateau Le Luxe, et. a. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage. The Company is litigating this matter with its insurance carrier. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

(9) Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company, may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. The Company believes performance under these guarantees to be remote. Aggregate guaranteed residual values for tractors and trailers under operating leases as of December 31, 2004 are as follows (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Lease residual values	$762	$150	$-	$304	$2,180	$3,396

Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that require liability recognition under the provisions of Interpretation No. 45.

This interpretation also sets forth disclosure requirements for guarantees including the guarantees by a parent company on behalf of its subsidiaries. Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligations, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, such obligations are not recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of December 31, 2004, the amount of parental guaranteed obligations are approximately as follows (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Bank Debt	$-	$1,434	$5,738	$4,303	$-	$11,475
Operating leases	4,604	3,841	3,530	3,329	1,432	16,736
Lease residual values	762	150	-	304	2,180	3,396
Commodity purchases	18,080	-	-			18,080
Letters of credit	23,900	-	-	-	-	23,900
	$47,346	$5,425	$9,268	$7,936	$3,612	$73,587

(10) Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

		Segment Operating		Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (Loss	)	Amortization	Additions
Year ended December 31, 2004 -
Marketing	$2,011,669	$13,783		$1,498	$1,278
Transportation	47,323	5,687		2,125	6,736
Oil and gas	10,796	2,362		2,949	4,147
	$2,069,788	$21,832		$6,572	$12,161
Year ended December 31, 2003 -
Marketing	$1,677,728	$12,244		$1,397	$1,798
Transportation	35,806	973		2,093	1,377
Oil and gas	8,395	2,310		2,175	4,586
	$1,721,929	$15,527		$5,665	$7,761
Year ended December 31, 2002 -
Marketing	$1,726,194	$10,872		$1,611	$150
Transportation	36,406	2,142		1,838	1,908
Oil and gas	4,750	(633)		2,116	2,561
	$1,767,350	$12,381		$5,565	$4,619
____________
Note:
- In 2002, the oil and gas segment operating loss totaled $633,000. Such loss includes $1.7 million in dry hole costs and oil and gas property valuation write-downs.

Intersegment sales are insignificant. All sales by the Company occurred in the United States. In each of 2004 and 2003, the Company had sales to one customer that totaled $249,482,000 and $177,000,000, respectively. Such sales were attributable to the Company’s marketing segment. No other customers accounted for greater than 10 percent of sales in any of the three years presented herein. The loss of any of the Company’s 10 percent customers would not have a material adverse effect on the Company’s future operating results and all such customers could be readily replaced.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Segment operating earnings	$21,832	$15,527	$12,381
General and administrative expenses	(7,867)	(6,299)	(7,259)
Operating earnings	13,965	9,228	5,122
Interest income	62	362	115
Interest expense	(107)	(108)	(117)
Earnings from continuing operations
before income taxes	$13,920	$9,482	$5,120

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Marketing	$178,691	$144,722	$124,336
Transportation	22,308	14,564	15,931
Oil and gas	15,354	13,817	11,504
Discontinued operation	-	5,140	20,994
Other	22,501	32,364	29,355
	$238,854	$210,607	$202,120

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

     In April 2003, the Company received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. In July 2004, the Company and the joint venture co-participant settled all matters arising from this dispute. This settlement was completed by the Company assuming 100 percent of any future obligations of the joint venture plus a cash payment of $350,000 to the joint venture claimant in exchange for an assignment of all accounts receivable from the joint venture. In addition, the Company was relieved from any cash obligations otherwise due to the joint venture. In connection with the resolution of this dispute, the Company recorded $1,476,000 as a reduction of cost of sales during 2004.

The Company continues to implement the final wind-down and settlement of open trade account items and the Company will receive or pay the entire balance of such cash proceeds or requirements.

(12) Quarterly Financial Data (Unaudited) -

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

		Earnings from
		Continuing
		Operations		Net Earnings		Dividends
			Per		Per		Per
	Revenues	Amount	Share	Amount	Share	Amount	Share
2004 -
March 31	$461,315	$1,191	$.28	$938	$.22	$-	$-
June 30	495,616	1,118.27		1,118.27		-	-
September 30	550,563	4,352	1.03	4,352	1.03	-	-
December 31	562,294	2,200.52		2,200.52		1,265.30
	$2,069,788	$8,861	$2.10	$8,608	$2.04	$1,265	$.30

2003 -
March 31	$473,290	$2,493	$.59	$348	$.08	$-	$-
June 30	426,967	2,085.50		1,430.34		-	-
September 30	399,243	827.20		673.16		-	-
December 31	422,429	1,021.24		651.16		970.23
	$1,721,929	$6,426	$1.53	$3,102	$.74	$970	$.23

The above unaudited interim financial data reflect all adjustments that are in the opinion of management necessary to a fair statement of the results for the period presented. All such adjustments are of a normal recurring nature.

(13) Oil and Gas Producing Activities (Unaudited)

The following information concerning the Company’s oil and gas segment has been provided pursuant to Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.” The Company’s oil and gas exploration and production activities are conducted in the United States, primarily along the Gulf Coast of Texas and Louisiana.

Oil and Gas Producing Activities (Unaudited) -

Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

	Years Ended December 31,
	2004	2003	2002
Property acquisition costs
Unproved	$574	$1,311	$1,126
Proved	-	-	-
Exploration costs
Expensed	2,504	1,638	1,177
Capitalized	1,565	1,339	75
Development costs	2,210	1,936	1,248
Total costs incurred	$6,853	$6,224	$3,626

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	December 31,
	2004	2003

Unproved oil and gas properties	$3,293	$2,713
Proved oil and gas properties	42,096	38,953
	45,389	41,666
Accumulated depreciation, depletion
and amortization	(32,242)	(29,292)

Net capitalized cost	$13,147	$12,374

          Estimated Oil and Natural Gas Reserves (Unaudited) -

The following information regarding estimates of the Company's proved oil and gas reserves, all located in the United States, is based on reports prepared on behalf of the Company by its independent and in-house licensed petroleum engineers. Approximately ninety-five percent of the values presented herein were determined by the independent petroleum engineers. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from more precise engineering calculations based upon additional production histories and price changes. Proved developed and undeveloped reserves are presented as follows (in thousands):

	Years Ended December 31,
	2004		2003		2002
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)

Total proved reserves-
Beginning of year	8,971	438	7,480	579	7,618	618
Revisions of previous estimates	122	(52)	37	(223)	206	(1)
Oil and gas reserve purchases	-	-	-	-	-	-
Extensions, discoveries and
other reserve additions	3,166	121	2,693	144	703	17
Production	(1,309)	(71)	(1,239)	(62)	(1,047)	(55)
End of year	10,950	436	8,971	438	7,480	579

Proved developed reserves-
End of year	10,220	410	8,971	438	7,480	579

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
	Y Years Ended December 31,
	2004	2003	2002

Future gross revenues	$83,668	$64,442	$47,887
Future costs -
Lease operating expenses	(20,128)	(18,035)	(16,142)
Development costs	(1,228)	(221)	(360)
Future net cash flows before income taxes	62,312	46,186	31,385
Discount at 10% per annum	(27,771)	(18,351)	(14,657)
Discounted future net cash flows
before income taxes	34,541	27,835	16,728
Future income taxes, net of discount at
10% per annum	(11,744)	(9,464)	(5,687)
Standardized measure of discounted
Future net cash flows	$22,797	$18,371	$11,041

The reserve estimates provided at December 31, 2004, 2003 and 2002 are based on year-end market prices of $40.50, $30.15 and $27.94 per barrel for crude oil and $6.06, $5.71 and $4.20 per Mcf for natural gas, respectively. The year-end December 31, 2004 price used in the 2004 reserve estimate is comparable to average actual December 2004 price received for sales of crude oil ($41.65 per barrel) and sales of natural gas ($6.80 per mcf).

The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):
	Years Ended December 31,
	2004	2003	2002
Beginning of year	$18,371	$11,041	$6,173
Revisions to reserves proved in prior years -
Net change in prices and production costs	2,306	6,508	9,016
Net change due to revisions in quantity estimates	(534)	(3,235)	353
Accretion of discount	1,835	1,465	763
Production rate changes and other	(1,280)	1,228	(2,375)
Total revisions	2,327	5,966	7,757
Purchase of oil and gas reserves, net of future
production costs	-	-	-
New field discoveries and extensions, net of future
production costs	12,194	11,264	2,278
Sales of oil and gas produced, net of production costs	(7,815)	(6,123)	(2,660)
Net change in income taxes	(2,280)	(3,777)	(2,507)
Net change in standardized measure of
discounted future net cash flows	4,426	7,330	4,868
End of year	$22,797	$18,371	$11,041

 Results of Operations for Oil and Gas Producing Activities (Unaudited) -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):
	Years Ended December 31,
	2004	2003	2002

Revenues	$10,796	$8,395	$4,750
Costs and expenses -
Production	2,981	2,272	2,090
Exploration	2,504	1,638	1,177
Depreciation, depletion and amortization	2,949	2,175	2,116
Operating income (loss) before income taxes	2,362	2,310	(633)
Income tax (expense) benefit	(803)	(788)	215
Operating income (loss)	$1,559	$1,522	$(418)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s fourth quarter of 2004, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the fourth quarter of 2004 that affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning executive officers of the Company is included in Part I. The information concerning directors of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2005, under the heading “Election of Directors” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2005, under the heading “Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2005, under the heading “Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2005, under the heading “Transactions with Related Parties” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2005, under the heading “Audit and Other Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

            Report of Independent Public Accountants

            Consolidated Balance Sheet as of December 31, 2004 and 2003

            Consolidated Statement of Operations for the Years Ended
                December 31, 2004, 2003 and 2002

            Consolidated Statement of Shareholders' Equity for the Years Ended
                December 31, 2004, 2003 and 2002

            Consolidated Statement of Cash Flows for the Years Ended

                December 31, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements

2.  All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits required to be filed

3(a) - Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1987)

3(b) - Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No. 2-48144)

3(c) - Amendment to the Bylaws of the Company to add an Article VII, Section 8. Indemnification of Directors, Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1986)

3(d) - Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 2002)

4(a) - Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company (-File No. 1-7908) for the fiscal year ended December 31, 1991)

4(b)* - Twelfth Amendment to Loan Agreement between Service Transport Company et al and Bank of America, N.A. dated December 21, 2004.

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

______________________________
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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By /s/ RICHARD B. ABSHIRE	By /s/ K. S. ADAMS, JR.
(Richard B. Abshire,	(K. S. Adams, Jr.,
Vice President, Director	Chairman of the Board and
and Chief Financial Officer)	Chief Executive Officer)

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ FRANK T. WEBSTER	By /s/ VINCENT H. BUCKLEY
(Frank T. Webster, Director)	(Vincent H. Buckley, Director)

By /s/ EDWARD WIECK	By /s/ E. C. REINAUER, JR.
(Edward Wieck, Director)	(E. C. Reinauer, Jr., Director)

By /s/ E. JACK WEBSTER, JR.	By /s/ R. H. STEVENS
(E. Jack Webster, Jr., Director)	(R. H. Stevens, Director)

By /s/ WILLIAM B. WIENER III
(William B. Wiener III, Director)

EXHIBIT INDEX
Exhibit
Number  Description

3(a) - Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b) - Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No. 2-48144)

3(c) - Amendment to the Bylaws of the Company to add an Article VII, Section 8. Indemnification of Directors, Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1986)

3(d) - Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2002)

4(a) - Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(b) - Loan Agreement between Adams Resources & Energy, Inc. and NationsBank Texas N.A. dated October 27, 1993 (Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

4(c)* - Twelfth Amendment to Loan Agreement between Service Transport Company et al and Bank of America, N.A. dated December 21, 2004.

21* - Subsidiaries of the Registrant

31.1* - Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002

31.2* - Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), As Adopted Pursuant to Section302 of the Sarbarnes-Oxley Act of 2002
32.1* - Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* - Certification Pursuant To 18 U..S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________
* - Filed herewith