Form 10-Q
period 2005-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2005-05-16
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

A total of 4,217,596 shares of Common Stock were outstanding at May 9, 2004.

- -

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
REVENUES:
Marketing (includes $164,065 and $148,685, respectively,	$512,320	$448,698
of proceeds from buy/sell arrangements)
Transportation	13,049	10,066
Oil and gas	2,439	2,551
	527,808	461,315

COSTS AND EXPENSES:
Marketing (includes $166,320 and $146,570, respectively,	508,080	445,777
of costs associated with buy/sell arrangements)
Transportation	11,295	9,104
Oil and gas	440	1,570
General and administrative	2,152	1,603
Depreciation, depletion and amortization	1,458	1,418
	523,425	459,472

Operating earnings	4,383	1,843
Other income (expense):
Interest income	21	16
Interest expense	(20)	(40)
Earnings from continuing operations before income taxes	4,384	1,819

Income tax provision	1,533	628

Earnings from continuing operations	2,851	1,191
Loss from discontinued operation, net of tax
benefit of $130 in 2004	-	(253)

Net earnings	$2,851	$938

EARNINGS (LOSS) PER SHARE:
From continuing operations	$.68	$.28
From discontinued operation	-	(.06)
Basic and diluted net earnings
per common share	$.68	$.22

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousands)
	March 31,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$23,066	$19,942
Accounts receivable, net of allowance for doubtful
accounts of $360 and $384, respectively	174,988	161,885
Inventories	13,354	11,372
Risk management receivables	6,732	7,795
Income tax receivable	672	-
Prepayments	2,677	8,345

Total current assets	221,489	209,339

Property and equipment	91,600	88,681
Less - accumulated depreciation,
depletion and amortization	(60,607)	(59,605)
	30,993	29,076

Other assets	438	439
	$252,920	$238,854

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$174,521	$160,387
Risk management payables	6,082	7,165
Accrued and other liabilities	3,868	5,904
Current deferred taxes	94	94
Total current liabilities	184,565	173,550

Long-term debt	11,475	11,475

Other liabilities:
Asset retirement obligations	744	723
Deferred taxes and other	3,710	3,531
	200,494	189,279
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	40,311	37,460
Total shareholders’ equity	52,426	49,575
	$252,920	$238,854

The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$2,851	$1,191
Adjustments to reconcile earnings from continuing
operations to net cash (used in) provided by operating activities -
Depreciation, depletion and amortization	1,458	1,418
Gains on property sales	(612)	(5)
Impairment on non-producing oil and gas properties	103	167
Other, net	(17)	33
Changes in operating assets and liabilities -
Decrease (increase) in accounts receivable, net	(13,103)	(2,977)
Decrease (increase) in inventories	(1,982)	(2,373)
Risk management activities	(20)	(163)
Decrease (increase) in tax receivable	(672)	336
Decrease (increase) in prepayments	5,668	(1,180)
Increase (decrease) in accounts payable	14,038	3,024
Increase (decrease) in accrued and other liabilities	(2,036)	(210)
Deferred taxes	183	-

Net cash provided by (used in) continuing operations	5,859	(739)
Net cash provided by discontinued operation	-	3,750

Net cash provided by operating activities	5,859	3,011

INVESTING ACTIVITIES:
Property and equipment additions	(3,490)	(2,195)
Proceeds from property sales	755	5
Net cash used in investing activities	(2,735)	(2,190)

Increase in cash and cash equivalents	3,124	821

Cash at beginning of period	19,942	28,342

Cash at end of period	$23,066	$29,163

Supplemental disclosure of cash flow information:

Interest paid during the period	$20	$40

Income taxes paid during the period	$2,021	$177

The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2005 and December 31, 2004 and its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal funds with maturity of 30 days or less. Included in the cash balance at March 31, 2005 and December 31, 2004 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

	March 31,	December 31,
	2005	2004

Crude oil	$11,707	$9,663
Petroleum products	1,647	1,709

	$13,354	$11,372

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of March 31, 2005, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, a $103,000 and a $167,000 impairment provision on non-producing properties was recorded in the three month period ended March 31, 2005 and 2004, respectively.

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

Included in marketing segment revenues and costs is the gross proceeds and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons, including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. The gross proceeds included in revenues and the gross costs included in marketing costs and expenses typically constitute approximately 35 percent of marketing revenues and costs. The Company believes its accounting treatment is consistent with the normal purchase and sale presentation under SFAS No. 133 as amended by SFAS No. 137 and No. 138. See discussion under “Price Risk Management Activities” below. Presently, the EITF in Issue 01-13 is reviewing the accounting presentation for buy/sell arrangements and may require that such items be reported net on the Statement of Operations. In such circumstances, marketing segment revenues presented herein would be reduced by $164,065,000 and $148,685,000 for the first three months of 2005 and 2004, respectively. Net earnings from operations would be unaffected by such change in presentation.

Earnings Per Share

The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the three-month periods ended March 31, 2005 and 2004. There were no potentially dilutive securities during 2005 and 2004.

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of March 31, 2005 is $650,000, all of which will be received in 2005 and 2006. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

- -

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the three-month period ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Net fair value on January 1,	$630	$692
Activity during the period
-Cash paid (received) from settled contracts	(520)	(335)
-Net realized gain from prior years’ contracts	115	31
-Net unrealized (loss) from prior years’ contracts	-	(27)
-Net unrealized gain from prior years’ contracts	63	-
-Net unrealized gain from current year contracts	362	494
Net fair value on March 31,	$650	$855

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

	2005	2004

Balance on January 1,	$723	$706
Liabilities incurred	6	8
Accretion of discount	21	9
Liabilities settled	(6)	-
Revisions to estimates	-	-
Balance on March 31,	$744	$723

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations. Such cash deposits are included in other assets on the accompanying balance sheet.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of March 31, 2005, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

On November 30, 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin 43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any material effect on our financial position, results of operations or cash flows.

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

Note 3 - Discontinued Operations

During 2003, management decided to withdraw from its New England region retail natural gas marketing business, which was included in the marketing segment. This business had negative operating margins of $279,000 and after tax losses totaling $253,000 for the three months ended March 31, 2004. Because of the losses sustained during 2002 and 2003, and the desire to reduce working capital requirements, management decided to exit this region and type of account. As of March 31, 2004, the Company had completed its exit from this business.

Note 4 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
For the three months ended
March 31, 2005
Marketing	$512,320	$3,851	$389	$67
Transportation	13,049	1,169	585	1,845
Oil and gas	2,439	1,515	484	1,578
	$527,808	$6,535	$1,458	$3,490
For the three months ended
March 31, 2004
Marketing	$448,698	$2,544	$377	$93
Transportation	10,066	415	547	1,176
Oil and gas	2,551	487	494	926
	$461,315	$3,446	$1,418	$2,195

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Marketing	$189,360	$178,691
Transportation	21,918	22,308
Oil and gas	16,187	15,354
Other	25,455	22,501
	$252,920	$238,854

Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company’s business. All sales by the Company occurred in the United States.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Segment operating earnings	$6,535	$3,446
General and administrative	(2,152)	(1,603)
Operating earnings	4,383	1,843
Interest income	21	16
Interest expense	(20)	(40)
Earnings from continuing operations before income taxes	$4,384	$1,819

Note 5 - Marketing Joint Venture

Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The intent behind the joint venture was to combine the Company’s marketing expertise with stronger financial and credit support from the co-venture participant. The venture operated as Williams-Gulfmark Energy Company pursuant to the terms of a joint venture agreement. The Company held a 50 percent interest in the operations of the venture and accounted for its interest under the equity method of accounting.

Effective November 1, 2001, the joint venture participants agreed to dissolve the venture pursuant to the terms of a joint venture dissolution agreement. Subsequently, in April 2003, the Company received a demand for arbitration seeking monetary damages and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. In July 2004, the Company and the joint venture co-participant settled all matters arising from this dispute. As a condition of the settlement, the Company assumed full responsibility for the final wind-down and settlement of open trade account items arising from the joint venture’s former activities. As a further term of settlement, the Company was relieved from any cash obligations otherwise due to the joint venture. In connection with the resolution of the dispute, the Company recorded $1,476,000 of operating income as a reduction of marketing costs and expenses during the third quarter of 2004.

The Company continues to implement the final wind-down and settlement of open trade account items. As the venture either collects or funds cash proceeds in settlement of such accounts, the Company will receive or pay the entire balance of such cash proceeds or requirements.

Note 6 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family limited partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of March 31, 2005, the Company owed a combined net total of $331,644 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $48,000 during the first three months of 2005.

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

Note 8 - Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of March 31, 2005 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Lease residual values	$167	$150	$-	$304	$1,475	$705	$2,801

Presently, neither the Company nor any of its subsidiaries have any other types of guarantees outstanding that in the future would require liability recognition under the provisions of Interpretation No. 45.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of March 31, 2005, the amount of parental guaranteed obligations are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Bank debt	$-	$1,434	$5,738	$4,303	$-	$-	$11,475
Operating leases	3,330	3,841	3,530	3,329	1,199	233	15,462
Lease residual values	167	150	-	304	1,475	705	2,801
Commodity purchases	19,618	-	-	-	-	-	19,618
Letters of credit	25,600	-	-	-	-	-	25,600
	$48,715	$5,425	$9,268	$7,936	$2,674	$938	$74,956

- -

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing division revenues, operating earnings and depreciation are presented as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Revenues	$512,320	$448,698

Operating earnings	$3,851	$2,544

Depreciation	$389	$377

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2005	2004
Wellhead Purchases - Per day (1)

Crude oil - barrels	70,700	76,000

Natural gas - mmbtu’s	337,000	298,000

Average Purchase Price

Crude oil - per barrel	$47.61	$33.88

Natural gas - per mmbtu	$6.13	$5.43

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

Marketing revenues increased by $63,622,000 to $512,320,000 for the comparative first quarter of 2005. This increase was directly attributable to crude oil price increases partially offset by a reduced volume of activity. While marketing revenues were increasing by 14 percent, marketing operating earnings increased by $1,307,000 or 51 percent to $3,851,000 for the first three months of 2005. The operating earnings increase primarily resulted from the Company liquidating relative lower priced crude oil inventory into a higher priced market. This action produced a $2,463,000 gain for the Company as average crude oil prices rose from the $43 per barrel range in December 2004 to the $54 per barrel range in March 2005. A similar, but less dramatic, pricing situation occurred during the first quarter of 2004 and the Company gained $548,000 from inventory liquidations.

Crude price fell back somewhat in April 2005 to the $52 per barrel range, necessitating a $319,000 “lower of cost or market” inventory valuation write-down as of March 31, 2005. In sum however, the Company benefited from a net $2,144,000 gain during the current quarter due to crude oil prices increases. In addition, during the first quarter of 2005, the Company collected and recognized as income $860,000 of cash on previous disputed and fully reserved items. Such items did not occur during the first quarter of 2004.

In spite of an increasing world price for crude oil, the domestic crude oil market as it affects the wholesale marketplace experienced a weakened condition. Typically, when crude oil prices are rising, the margin between crude oil acquisition costs and sales realization improves. This spread or margin is where the Company attempts to make its profits. However, during the first quarter of 2005, as the world price for crude oil rose, domestic supply remained relatively plentiful. The combination of rising prices and plentiful supply caused the margin between the Company’s crude oil acquisition costs and end market sales realization to narrow and in some instances gross margins turned negative. As a result, the gains realized on inventory liquidation were partially offset by adverse margins. By comparison, absent the above described gains, marketing division operating earnings were only $847,000 during the first quarter of 2005 compared to $1,996,000 for the first quarter of 2004. The weak margin situation continued into the second quarter of 2005. The Company is presently exercising its options to terminate and re-price its crude oil supply contracts. The goal is to restore normal operating margins by the third quarter of 2005.

-	Transportation

Transportation revenues, operating earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,		Increase
	2005	2004	Percent
Revenues	$13,049	$10,066	30%

Operating earnings	$1,169	$415	182%

Depreciation	$585	$547	-

Beginning in April 2004, the Company experienced increased demand for its petrochemical trucking services. This demand surge continued during the remainder of 2004 and has generally remained strong during 2005. The demand increase boosted comparative first quarter 2005 revenues by 30 percent to $13,049,000. Increased revenues improved operating earnings by 182 percent to $1,169,000. As revenues increase, operating earnings generally increase at a faster rate when measured as a percentage. This is because the fixed costs for equipment and terminal expenses do not increase as revenues grow. Thus operating margin improved significantly with the greater level of business.

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

Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Revenues	$2,439	$2,551

Operating earnings	$1,515	$487

Depreciation and depletion	$484	$494

While oil and gas revenues were consistent between the comparative periods at approximately $2.5 million, operating earnings improved by $1,028,000 for the first quarter of 2005. This was due in part to a $601,000 gain realized upon the sale of certain oil and gas properties when the Company sold its interest in twelve onshore wells located in Calcasieu Parish, Louisiana. This sale was completed due to attractive pricing and to eliminate the liability for plugging and abandonment costs on twenty-five currently non-producing wells on the property. The Company held a less than three percent working interest in each of such wells. The Company retained its interest in certain other Calcasieu Parish producing properties. Results for the first quarter 2005 also benefited in comparison to 2004 because $940,000 of exploration expense was incurred in the prior year first quarter. Exploration expense in the first quarter of 2005 totaled $369,000 including a $103,000 impairment provision on non-producing properties.

Aside from the items discussed above, the overall comparison of current period oil and gas operating margin was not generally affected by variations in prices and volume, as commodity price increases were offset by product volume declines. Production volumes and price information is as follows:

	Three Months Ended
	March 31,
	2005	2004
Crude oil
Volume - barrels	13,800	17,000
Average price per barrel	$46.88	$33.99
Natural gas
Volume - mcf	270,000	348,100
Average price per mcf	$6.64	$5.69

During the first quarter of 2005, the Company participated in the drilling of eight wells. Four of the wells were successful with three dry holes and one well remaining in progress at quarter-end. Such well was subsequently determined to be productive. In addition, six wells that were in process at year-end 2004 were successfully brought on production in the first quarter of 2005. Participation in the drilling of approximately twenty wells is planned for the remainder of 2005 on our prospect acreage in Alabama, Louisiana and Texas.

In the Southern and Central UK North Sea, the Company and its joint interest partners continue to evaluate and reprocess purchased seismic data. The reprocessing on the Central North Sea Block is complete and a prospect package will be presented to prospective partners during this year’s second quarter. The license for the Southern North Sea Block was awarded in February and seismic interpretation work has just begun. A prospect package should be complete by early 2006. Both acreage positions are “Promote Blocks” that do not require a commitment to drill a well. The Company plans to seek a partner to drill the initial wells on a promoted basis. The Company holds a 25 percent interest in the Central sector block and a 40 percent interest in the Southern sector block.

 - General and administrative and income tax

General and administrative expenses increased in 2005 as a result of increased employee salary costs. The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Discontinued operations

During 2003, management decided to withdraw from its New England region retail natural gas marketing business. Because of the losses sustained and the desire to reduce working capital requirements, management decided to exit this region and type of account. An orderly withdrawal from the region was instituted in 2003 and as of March 31, 2004, the Company had completed its exit from this business.

-	Outlook

Within the marketing operation, the adverse margin conditions occurring in the first quarter of 2005 continued into the second quarter. In addition, crude oil prices have remained flat to a slight decline. Therefore, a repeat of inventory liquidation gains are not expected during the second quarter. While marketing earnings look to be suppressed for the second quarter of 2005, more normal margin conditions should return by the third quarter.

Results for transportation appear to be holding steady for the remainder of the year. For the oil and gas segment, the gain from sale of properties is not likely to recur as no further sales of properties are planned. Otherwise, the level of earnings generated by ongoing oil and gas production levels should remain stable for the remainder of 2005.

Liquidity and Capital Resources

During the first three months of 2005, net cash provided by operating activities totaled $5,859,000 versus $3,011,000 of net cash provided by operations during the first three months of 2004. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. A summary of this relationship follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Earnings from continuing operations	$2,851	$1,191
Depreciation, depletion and amortization	1,458	1,418
Property and equipment additions	(3,490)	(2,195)

Cash available for other uses	$819	$414

Capital expenditures for the first three months of 2005 included $67,000 for marketing equipment additions, $1,845,000 for tractor and trailer purchases within the transportation operation and $1,578,000 expended on oil and gas exploration and production activities. For the remainder of 2005, the Company anticipates spending approximately $7 million on oil and gas exploration projects and approximately $350,000 on tractor and trailer equipment additions as present lease financing arrangements mature.

Banking Relationships

The Company’s primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent. The working capital loan provides for borrowings up to $10,000,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of March 31, 2005 was established at $10,000,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is established at $10,000,000 as of March 31, 2005. The line of credit loans are scheduled to expire on October 31, 2006, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments. As of March 31, 2005, bank debt outstanding under the Company’s two revolving credit facilities totaled $11,475,000.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $39,364,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. As of March 31, 2005, the Company had $6 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of March 31, 2005. Letters of credit outstanding under this facility totaled approximately $19.7 million as of March 31, 2005. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. No working capital advances were outstanding under this facility as of March 31, 2005. Letters of credit outstanding under this facility totaled approximately $5.9 million as of March 31, 2005. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

Total long-term debt at March 31, 2005 included $11,475,000 of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of March 31, 2005. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the three-month period ended March 31, 2005.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of March 31, 2005 and 2004 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $650,000, all of which will be received during the remainder of 2005 and 2006. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Net fair value on January 1,	$630	$692
Activity during the period
- Cash received from settled contracts	(520)	(335)
- Net realized gain from prior years’ contracts	115	31
- Net unrealized (loss) from prior years’ contracts	-	(27)
- Net unrealized gain from prior years’ contracts	63	-
- Net unrealized gain from current year contracts	362	494
Net fair value on March 31,	$650	$855

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2005 through March 31, 2005 natural gas price realizations ranged from a monthly low of $5.38 per mmbtu to a monthly high of $7.98 per mmbtu. Oil prices ranged from a low of $46.45 per barrel to a high of $54.13 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,414,000 for the three-month period ended March 31, 2005.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended March 31, 2005 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins, (c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, and (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities (p) commodity price volatility and (q) successful completion of drilling activity. For more information, see the discussion under Forward-Looking Statements in the annual report or Form 10-K for the year ended December 31, 2004.

Item 4. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this quarterly report (the “Evaluation Date”), an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the Company’s first fiscal quarter, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 12, 2005	By /s/K. S. Adams, Jr.
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