Form 10-Q
period 2005-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2005-08-11
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

A total of 4,217,596 shares of Common Stock were outstanding at August 9, 2005.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES:
Marketing (includes $339,253, $322,824,
$175,188, and $174,139, respectively, of
proceeds from buy/sell arrangements)	$1,036,558	$929,675	$524,238	$480,977
Transportation	27,898	22,150	14,849	12,084
Oil and gas	5,750	5,106	3,311	2,555
	1,070,206	956,931	542,398	495,616
COSTS AND EXPENSES:
Marketing (includes $341,886, $322,381,
$175,566, and $175,811, respectively,
of costs from buy/sell arrangements)	1,029,708	925,192	521,628	479,415
Transportation	23,587	18,909	12,292	9,805
Oil and gas	1,610	2,948	1,170	1,378
General and administrative	4,535	3,454	2,383	1,851
Depreciation, depletion and amortization	3,528	2,890	2,070	1,472
	1,062,968	953,393	539,543	493,921

Operating earnings	7,238	3,538	2,855	1,695
Other income (expense):
Interest income	59	27	38	11
Interest expense	(52)	(61)	(32)	(21)
Earnings from continuing operations
before income taxes	7,245	3,504	2,861	1,685

Income tax provision	2,508	1,195	975	567

Earnings from continuing operations	4,737	2,309	1,886	1,118
Loss from discontinued operation,
net of tax benefit of $130	-	(253)	-	-

Net earnings	$4,737	$2,056	$1,886	$1,118

EARNINGS (LOSS) PER SHARE:
From continuing operations	$1.12	$.55	$.44	$.27
From discontinued operation	-	(.06)	-	-
Basic and diluted net earnings
per common share	$1.12	$.49	$.44	$.27

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$20,026	$19,942
Accounts receivable, net of allowance for doubtful
accounts of $589 and $384, respectively	165,798	161,885
Inventories	14,746	11,372
Risk management receivables	3,129	7,795
Income tax receivable	327	-
Prepayments	3,702	8,345

Total current assets	207,728	209,339

Property and equipment	93,912	88,681
Less - accumulated depreciation,
depletion and amortization	(62,439)	(59,605)
	31,473	29,076

Other assets	1,285	439
	$240,486	$238,854

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$163,096	$160,387
Risk management payables	2,649	7,165
Accrued and other liabilities	4,206	5,904
Current deferred taxes	94	94
Total current liabilities	170,045	173,550

Long-term debt	11,475	11,475

Other liabilities:
Asset retirement obligations	766	723
Deferred taxes and other	3,888	3,531
	186,174	189,279
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	42,197	37,460
Total shareholders’ equity	54,312	49,575
	$240,486	$238,854
The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$4,737	$2,309
Adjustments to reconcile earnings from continuing
operations to net cash provided by (used in) operating activities -
Depreciation, depletion and amortization	3,528	2,890
Gains on property sales	(640)	(5)
Impairment on non-producing oil and gas properties	202	315
Other, net	(65)	49
Changes in operating assets and liabilities -
Decrease (increase) in accounts receivable, net	(3,913)	(13,364)
Decrease (increase) in inventories	(3,374)	(3,379)
Risk management activities	150	19
Decrease (increase) in tax receivable	(327)	(375)
Decrease (increase) in prepayments	4,643	(3,438)
Increase (decrease) in accounts payable	2,668	4,433
Increase (decrease) in accrued and other liabilities	(1,698)	(248)
Deferred taxes	366	-

Net cash provided by (used in) continuing operations	6,277	(10,794)
Net cash provided by discontinued operation	-	3,750

Net cash provided by (used in) operating activities	6,277	(7,044)

INVESTING ACTIVITIES:
Property and equipment additions	(6,163)	(3,741)
Insurance deposits	(817)	-
Proceeds from property sales	787	5
	(6,193)	(3,736)
FINANCING ACTIVITIES:
Net borrowings under credit agreements	-	-

Net cash used in investing activities	-	-

Increase (decrease) in cash and cash equivalents	84	(10,780)

Cash at beginning of period	19,942	28,342

Cash at end of period	$20,026	$17,562

Supplemental disclosure of cash flow information:

Interest paid during the period	$52	$61

Income taxes paid during the period	$2,167	$1,490

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2005 and December 31, 2004, its results of operations for the six months ended June 30, 2005 and 2004 and its cash flows for the three months ended June 30, 2005 and 2004. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal funds with maturity of 30 days or less. Included in the cash balance at June 30, 2005 and December 31, 2004 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility. Commencing in June 2005, the Company maintains certain cash deposits to support its participation in a captive liability insurance program. Such deposits totaled $817,000 as of June 30, 2005 and are included in other assets on the accompanying balance sheet.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

	June 30,	December 31,
	2005	2004

Crude oil	$13,191	$9,663
Petroleum products	1,555	1,709

	$14,746	$11,372

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of June 30, 2005, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, a $202,000 and a $315,000 impairment provision on non-producing properties was recorded in the six-month period ended June 30, 2005 and 2004, respectively.

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

Included in marketing segment revenues and costs is the gross proceeds and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons, including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. The gross proceeds included in revenues and the gross costs included in marketing costs and expenses typically constitute approximately 35 percent of marketing revenues and costs. The Company believes its accounting treatment is consistent with the normal purchase and sale presentation under SFAS No. 133 as amended by SFAS No. 137 and No. 138. See discussion under “Price Risk Management Activities” below. Presently, the EITF in Issue 04-13 is reviewing the accounting presentation for buy/sell arrangements and may require that such items be reported on a net basis in the Statement of Operations. In such circumstances, marketing segment revenues presented herein would be reduced by $339,253,000 and $322,824,000 for the first six months of 2005 and 2004, respectively and by $175,188,000 and $174,139,000 for the second quarter of 2005 and 2004, respectively. Net earnings from operations would be unaffected by such change in presentation.

Earnings Per Share

The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the six-month and three-month periods ended June 30, 2005 and 2004. There were no potentially dilutive securities during 2005 and 2004.

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of June 30, 2005 is $480,000, all of which will be received in 2005 and 2006. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the six-month period ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Net fair value on January 1,	$630	$692
Activity during the period
-Cash paid (received) from settled contracts	(617)	(576)
-Net realized gain from prior years’ contracts	149	62
-Net unrealized (loss) from prior years’ contracts	-	(30)
-Net unrealized gain from prior years’ contracts	22	-
-Net unrealized gain from current year contracts	296	525
Net fair value on June 30,	$480	$673

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

	2005	2004

Balance on January 1,	$723	$706
-Liabilities incurred	11	19
-Accretion of discount	43	18
-Liabilities settled	(11)	-
-Revisions to estimates	-	-
Balance on June 30,	$766	$743

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations. Such cash deposits are included in other assets on the accompanying balance sheet.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of June 30, 2005, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

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

Note 4 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions

For the six months ended
June 30, 2005
Marketing	$1,036,558	$6,071	$779	$122
Transportation	27,898	2,994	1,317	2,421
Oil and gas	5,750	2,708	1,432	3,620
	$1,070,206	$11,773	$3,528	$6,163
For the six months ended
June 30, 2004
Marketing	$929,675	$3,737	$746	$181
Transportation	22,150	2,107	1,134	2,003
Oil and gas	5,106	1,148	1,010	1,557
	$956,931	$6,992	$2,890	$3,741
For the three months ended
June 30, 2005
Marketing	$524,238	$2,220	$390	$55
Transportation	14,849	1,825	732	576
Oil and gas	3,311	1,193	948	2,042
	$542,398	$5,238	$2,070	$2,673
For the three months ended
June 30, 2004
Marketing	$480,977	$1,193	$369	$88
Transportation	12,084	1,692	587	827
Oil and gas	2,555	661	516	631
	$495,616	$3,546	$1,472	$1,546

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Marketing	$177,620	$178,691
Transportation	21,924	22,308
Oil and gas	16,775	15,354
Other	24,167	22,501
	$240,486	$238,854

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Segment operating earnings	$11,773	$6,992	$5,238	$3,546
- General and administrative	(4,535)	(3,454)	(2,383)	(1,851)
Operating earnings	7,238	3,538	2,855	1,695
- Interest income	59	27	38	11
- Interest expense	(52)	(61)	(32)	(21)
Earnings from continuing operations
Before income taxes	$7,245	$3,504	$2,861	$1,685

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

Note 6 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family limited partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of June 30, 2005, the Company owed a combined net total of $220,224 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $48,000 during the first six months of 2005.

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

Note 8 - Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of June 30, 2005 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Lease residual values	$84	$150	$-	$304	$1,475	$704	$2,717

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company’s has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel. Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public. Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years. The Company has a number of customers and stations operating under such arrangements and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time. Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers. As of June 30, 2005, the maximum amount of such potential obligation is approximately $750,000. Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, the Company and its subsidiaries have no other types of guarantees outstanding that in the future would require liability recognition under the provisions of Interpretation No. 45.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of June 30, 2005, the amount of parental guaranteed obligations are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Bank debt	$-	$1,434	$5,738	$4,303	$-	$-	$11,475
Operating leases	2,191	3,841	3,530	3,329	1,199	233	14,323
Lease residual values	84	150	-	304	1,475	704	2,717
Commodity purchases	19,283	-	-	-	-	-	19,283
Letters of credit	30,400	-	-	-	-	-	30,400
	$51,958	$5,425	$9,268	$7,936	$2,674	$937	$78,198

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing division revenues, operating earnings and depreciation are presented as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$1,036,558	$929,657	$524,238	$480,977

Operating earnings	$6,071	$3,737	$2,220	$1,193

Depreciation	$779	$746	$390	$369

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Wellhead Purchases - Per day (1)

Crude oil - barrels	69,900	76,400	69,100	76,700

Natural gas - mmbtu’s	314,000	303,000	291,700	309,000

Average Purchase Price

Crude Oil - per barrel	$48.80	$35.43	$50.00	$36.97

Natural Gas - per mmbtu	$6.35	$5.64	$6.61	$5.84

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

Marketing revenues increased by 11 percent to $1,036,558,000 for the comparative first half of 2005. This increase was directly attributable to crude oil price increases partially offset by a reduced volume of activity. While marketing revenues were increasing by 11 percent, marketing operating earnings increased by 62 percent to $6,071,000 for the first six months of 2005. Variations in marketing revenues and operating earnings for the comparative second quarter of 2005 were similar to first half 2005 results. Marketing revenues increased by 9 percent to $524,238,000, while operating earnings for the comparative second quarter of 2005 increased by 86 percent to $2,220,000.

The current operating earnings increase resulted primarily from the Company liquidating relatively lower priced crude oil inventory into a higher priced market. This action produced a $2,300,000 gain during the first half of 2005 as average crude oil prices rose from the $43 per barrel range in December 2004 to the $54 per barrel range in June 2005. A similar, but less dramatic, pricing situation occurred during last year’s first half and the Company gained $727,000 from inventory liquidations. As of June 30, 2005, the Company held 247,000 barrels of crude oil inventory valued at $53.18 per barrel. Operating earnings during 2005 also benefited from a reduction in expense attributable to $220,000 and $860,000 of cash collected during the second and first quarters of 2005, respectively, on previous disputed and fully reserved items. Such items did not occur during the first half of 2004.

For the comparative quarters, operating earnings improved 86 percent to $2,220,000. The improvement resulted because last year’s second quarter experienced adverse margin conditions for both crude oil and refined products. Crude oil margins were weak in 2004 due to plentiful supply while refined product supply costs for gasoline and diesel were increasing faster than the price to the Company’s end market customers. These events did not recur in 2005, which improved current operating earnings by approximately $700,000 relative to last year.

-	Transportation

Transportation revenues, operating earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2005	2004		2005	2004

Revenues	$27,898	$22,150	26%	$14,849	$12,084	23%

Operating earnings	$2,994	$2,107	42%	$1,825	$1,692	8%

Depreciation	$1,317	$1,134	16%	$732	$587	24%

Beginning in April 2004, the Company experienced increased demand for its petrochemical trucking services. This demand surge continued during the remainder of 2004 and has generally remained strong during 2005. The demand increase boosted comparative first half 2005 revenues by 26 percent to $27,898,000. Increased revenues improved operating earnings by 42 percent to $2,994,000 for the first half of 2005. As revenues increase, operating earnings generally increase at a faster rate when measured as a percentage. This is because the fixed costs for equipment and terminal expenses do not increase as revenues grow. Thus operating margin improved significantly with the greater level of business.

As reflected in the table above, during the comparative second quarter of 2005, the rate of increase in operating earnings at 8 percent did not keep pace with the 23 percent rate of increase for revenues. This situation resulted because of increased operating expenses during the current quarter including an increased provision for doubtful accounts, increased depreciation expenses and increased fuel charges. A $218,000 provision was added to the current allowance for doubtful accounts to accommodate certain older items of collection that remain outstanding. As a result of equipment additions during late 2004, depreciation expense increased by $145,000 or 24 percent in the current period. For fuel costs, the current quarter increase was 57 percent or $890,000 relative to the same period last year. The fuel escalation resulted from a combination of higher prices and increased mileage. Management cannot predict whether such fuel cost trends will continue.

-	Oil and Gas

Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2005	2004	Increase	2005	2004	Increase
Revenues	$5,750	$5,106	13%	$3,311	$2,555	30%

Operating earnings	$2,708	$1,148	135%	$1,193	$661	80%

Depreciation and depletion	$1,432	$1,010	41%	$948	$516	84%

For the comparative six-month and three-month periods ended June 30, 2005, oil and gas revenues improved by 13 percent and 30 percent to $5,750,000 and 3,311,000, respectively. Such improvement resulted from increased commodity prices partially offset by volume reductions as shown in the table below.

The revenue increase served to boost 2005 operating earnings. Additionally, 2005 operating earnings benefited from a $601,000 gain from the sale of certain oil and gas properties when, during the first quarter of 2005, the Company sold its interest in twelve onshore wells located in Calcasieu Parish, Louisiana. This sale was completed at attractive pricing and to eliminate the liability for plugging and abandonment costs on twenty-five currently non-producing wells on the property. The Company held a less than three percent working interest in each of such wells. The Company retained its interest in certain other Calcasieu Parish producing properties. Results for the first half of 2005 also benefited in comparison to 2004 because $1,481,000 of exploration expense was incurred in the prior year first half. Exploration expense in the first half of 2005 totaled $816,000 including a $202,000 impairment provision on non-producing properties. The provision for depreciation and depletion was increased in the second quarter of 2005 and for the year 2005 due to the unexpected cessation of production on three separate properties. As a result, the provision was increased to fully amortize the remaining carrying cost on such properties.

Production volumes and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Crude Oil

Volume - barrels	31,600	35,200	17,800	18,200

Average price per barrel	$48.77	$35.72	$50.23	$37.33

Natural gas

Volume - mcf	616,000	670,000	346,000	322,000

Average price per mcf	$6.83	$5.74	$6.99	$5.79

During the first half of 2005, the Company participated in the drilling of thirteen wells. Eight of the wells were successful with four dry holes. The additional well was spud on June 30, 2005 and is currently drilling. In addition, six wells that were in process at year-end 2004 were successfully brought on production in the first quarter of 2005. Participation in the drilling of approximately 24 wells is planned for the remainder of 2005 on our prospect acreage in Alabama, Louisiana and Texas.

In the Southern and Central UK North Sea, the Company and its joint interest partners continue to evaluate and reprocess purchased seismic data. The reprocessing on the Central North Sea Block is complete and a prospect package is currently being shown to prospective partners. The license for the Southern North Sea Block was awarded in February and seismic interpretation work has recently begun. A prospect package should be complete by early 2006. Both acreage positions are “Promote Blocks” that do not require a commitment to drill a well. The Company plans to seek a partner to drill the initial wells on a promoted basis. The Company holds a 25 percent interest in the Central sector block and a 40 percent interest in the Southern sector block.

 - General and administrative and income tax

General and administrative expenses increased in 2005 due to accounting compliance costs totaling $640,000 incurred during 2005, of which $502,000 was incurred during the second quarter. The cost increase results from the use of consultants to assist in the implementation of accounting procedure documentation as required by The Sarbanes-Oxley Act of 2002. The Company is required to be fully Sarbanes compliant as of December 31, 2006. The Company has undertaken to complete the procedures documentation phase of such project during 2005. Administrative expenses also increased as a result of increased employee salary costs. The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

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

- Outlook

Within the marketing operation, a continuation of inventory liquidation gains is not expected. However, stable and profitable marketing activities are anticipated for the remainder for this year. Strong results from transportation also appear to be holding steady for 2005. For the oil and gas segment, prices have remained strong and the level of earnings generated by ongoing oil and gas production levels should continue.

Liquidity and Capital Resources

During the first six months of 2005, net cash provided by operating activities totaled $6,277,000 versus $7,044,000 of net cash used by operations during the first six months of 2004. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. A summary of this relationship follows (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Earnings from continuing operations	$4,737	$2,309
Depreciation, depletion and amortization	3,528	2,890
Property and equipment additions	(6,163)	(3,741)

Cash available for other uses	$2,102	$1,458

Capital expenditures during the first six months of 2005 included $122,000 for marketing equipment additions, $2,421,000 for tractor and trailer purchases within the transportation operation and $3,620,000 in property additions associated with oil and gas exploration and production activities. For the remainder of 2005, the Company anticipates spending approximately $5.2 million on oil and gas exploration projects to be funded from operating cash flow and available working capital. In addition, approximately $5 million will be expended toward the purchase of 65 truck-tractors of which 50 are replacements and 15 reflect additions to the fleet. Funding for the truck purchases will come from existing available cash or alternatively from lease financing.

Banking Relationships

The Company’s primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent. The working capital loan provides for borrowings up to $10,000,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of June 30, 2005 was established at $10,000,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is established at $10,000,000 as of June 30, 2005. The line of credit loans are scheduled to expire on October 31, 2006, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments. As of June 30, 2005, bank debt outstanding under the Company’s two revolving credit facilities totaled $11,475,000.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $40,306,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock. The Company was in compliance with these restrictions as of June 30, 2005.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. As of June 30, 2005, the Company had $6 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of June 30, 2005. Letters of credit outstanding under this facility totaled approximately $23 million as of June 30, 2005. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. No working capital advances were outstanding under this facility as of June 30, 2005. Letters of credit outstanding under this facility totaled approximately $7.4 million as of June 30, 2005. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

Total long-term debt at June 30, 2005 included $11,475,000 of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of June 30, 2005. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the six-month period ended June 30, 2005.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Regarding net risk management assets, 100 percent of presented values as of June 30, 2005 and 2004 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $480,000, all of which will be received during the remainder of 2005 and 2006. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the six months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Net fair value on January 1,	$630	$692
Activity during the period
- Cash received from settled contracts	(617)	(576)
- Net realized gain from prior years’ contracts	149	62
- Net unrealized (loss) from prior years’contracts	-	(30)
- Net unrealized gain from prior years’ contracts	22	-
- Net unrealized gain from current year contracts	296	525
- Net fair value on June 30,	$480	$673

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2005 through June 30, 2005 natural gas price realizations ranged from a monthly low of $5.38 per mmbtu to a monthly high of $7.98 per mmbtu. Oil prices ranged from a low of $46.45 per barrel to a high of $54.80 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,894,000 for the six-month period ended June 30, 2005.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended June 30, 2005 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Item 4. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this quarterly report (the “Evaluation Date”), an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the Company’s second fiscal quarter, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. - None

Item 6. Exhibits

10.1 - Copy of Adams Resources & Energy, Inc. Amendment to Employment Agreement of Frank T. Webster, President (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 11, 2005	By /s/K. S. Adams, Jr.
K. S. Adams, Jr.
Chief Executive Officer

By /s/Frank T. Webster
Frank T. Webster
President & Chief Operating Officer

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1
Copy of Adams Resources & Energy, Inc. Amendment to Employment Agreement of Frank T. Webster, President (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2005).

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