Form 10-Q
period 2005-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2005-11-14
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

A total of 4,217,596 shares of Common Stock were outstanding at November 7, 2005.

- -

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Marketing (includes $532,402, $525,936,
$193,149, and $203,112, respectively, of
proceeds from buy/sell arrangements)	$1,812,195	$1,464,167	$776,005	$534,875
Transportation	41,765	34,696	13,867	12,546
Oil and gas	10,495	8,078	4,745	2,972
	1,864,455	1,506,941	794,617	550,393
COSTS AND EXPENSES:
Marketing (includes $532,402, $525,936,
$193,149, and $203,112, respectively,
of costs from buy/sell arrangements)	1,799,224	1,453,563	769,780	528,508
Transportation	35,401	29,301	11,814	10,392
Oil and gas	3,882	4,325	2,272	1,377
General and administrative	6,494	5,574	1,959	2,120
Depreciation, depletion and amortization	5,113	4,138	1,723	1,416
	1,850,114	1,496,901	787,548	543,813

Operating earnings	14,341	10,040	7,069	6,580
Other income (expense):
Interest income	116	39	57	12
Interest expense	(80)	(78)	(28)	(17)
Earnings from continuing operations
before income taxes	14,377	10,001	7,098	6,575

Income tax provision	4,622	3,443	2,102	2,274

Earnings from continuing operations	9,755	6,558	4,996	4,301
Income (loss) from discontinued operations,
net of tax provision (benefit) of $143,
($130), $155 and $26, respectively	279	(150)	301	51

Net earnings	$10,034	$6,408	$5,297	$4,352

EARNINGS (LOSS) PER SHARE:
From continuing operations	$2.31	$1.56	$1.19	$1.02
From discontinued operation	.07	(.04)	.07	.01
Basic and diluted net earnings
per common share	$2.38	$1.52	$1.26	$1.03

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$24,610	$19,942
Accounts receivable, net of allowance for doubtful
accounts of $638 and $384, respectively	205,737	161,885
Inventories	13,407	11,372
Risk management receivables	29,067	7,795
Prepayments	3,567	8,345

Total current assets	276,388	209,339

Property and equipment	90,010	88,681
Less - accumulated depreciation,
depletion and amortization	(58,595)	(59,605)
	31,415	29,076
Other assets:
Risk management assets	1,102	-
Other assets	1,377	439
	$310,282	$238,854

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$199,717	$160,387
Risk management payables	28,642	7,165
Accrued and other liabilities	5,020	5,904
Current deferred taxes	439	94
Total current liabilities	233,818	173,550

Long-term debt	11,475	11,475

Other liabilities:
Asset retirement obligations	706	723
Deferred taxes and other	3,603	3,531
Risk management liabilities	1,071	-
	250,673	189,279
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	47,494	37,460
Total shareholders’ equity	59,609	49,575
	$310,282	$238,854

The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2005	2004
CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$9,755	$6,558
Adjustments to reconcile earnings from continuing
operations to net cash provided by (used in) operating activities -
Depreciation, depletion and amortization	5,113	4,138
Gains on property sales	(1,044)	(411)
Impairment on non-producing oil and gas properties	313	487
Other, net	(151)	92
Changes in operating assets and liabilities -
Decrease (increase) in accounts receivable, net	(43,852)	(18,859)
Decrease (increase) in inventories	(2,127)	(5,209)
Risk management activities	174	(28)
Decrease (increase) in tax receivable	-	1,065
Decrease (increase) in prepayments	4,778	(2,462)
Increase (decrease) in accounts payable	39,474	5,104
Increase (decrease) in accrued and other liabilities	(539)	4,203
Deferred taxes	85	-

Net cash provided by (used in) continuing operations	11,979	(5,322)
Net cash provided by discontinued operations	180	4,084

Net cash provided by (used in) operating activities	12,159	(1,238)

INVESTING ACTIVITIES:
Property and equipment additions	(8,415)	(6,261)
Insurance deposits	(817)	-
Proceeds from property sales	1,191	891

Net cash (used in) continuing operations	(8,041)	(5,370)
Proceeds from sale of discontinued property	550	-

Net cash (used in) investing activities	(7,491)	(5,370)

FINANCING ACTIVITIES:
Net borrowings under credit agreements	-	-

Net cash used in financing activities	-	-

Increase (decrease) in cash and cash equivalents	4,668	(6,608)

Cash at beginning of period	19,942	28,342

Cash at end of period	$24,610	$21,734

Supplemental disclosure of cash flow information:

Interest paid during the period	$64	$78

Income taxes paid during the period	$4,031	$2,062
The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2005 and December 31, 2004, its results of operations for the nine months ended September 30, 2005 and 2004 and its cash flows for the three months ended September 30, 2005 and 2004. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal funds with maturity of 30 days or less. Included in the cash balance at September 30, 2005 and December 31, 2004 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility. Commencing in June 2005, the Company maintains certain cash deposits to support its participation in a captive liability insurance program. Such deposits totaled $817,000 as of September 30, 2005 and are included in other assets on the accompanying balance sheet.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

- -

	September 30,	December 31,
	2005	2004

Crude oil	$11,778	$9,663
Petroleum products	1,629	1,709

	$13,407	$11,372

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of September 30, 2005, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, a $313,000 and a $487,000 impairment provision on non-producing properties was recorded in the nine-month period ended September 30, 2005 and 2004, respectively.

- -

Revenue Recognition

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements. In contrast, substantially all purchases and sales of crude oil qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are recorded on a gross revenue basis in the accompanying financial statements. The Company’s natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company’s risk management activities is included later in this footnote.

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

Included in marketing segment revenues and costs is the gross proceeds and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons, including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. The gross proceeds included in revenues and the gross costs included in marketing costs and expenses typically constitute approximately 35 percent of marketing revenues and costs. The Company believes its accounting treatment is consistent with the normal purchase and sale presentation under SFAS No. 133 as amended by SFAS No. 137 and No. 138. See discussion under “Price Risk Management Activities” below. In September 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (FASB) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (Issue 04-13). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the three and nine months ended September 30, 2005 and 2004, reported crude oil gathering and marketing revenues from unrelated parties and reported crude oil costs from unrelated parties would be reduced by the amounts shown on parenthetical notations on the consolidated statements of operations. Management does not expect that the adoption of Issue 04-13 will have a material effect on the Company’s financial position, results of operations or cash flows.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the nine-month and three-month periods ended September 30, 2005 and 2004. There were no potentially dilutive securities during the same period in 2005 and 2004.

- -

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of September 30, 2005 is $456,000, all of which will be received during the remainder of 2005 through July 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the nine-month period ended September 30, 2005 and 2004 (in thousands):

- -

	2005	2004
Net fair value on January 1,	$630	$692
Activity during the period
-Cash paid (received) from settled contracts	(890)	(720)
-Net realized gain from prior years’ contracts	308	126
-Net unrealized (loss) from prior years’ contracts	-	(30)
-Net unrealized gain from prior years’ contracts	5	-
-Net unrealized gain from current year contracts	403	652
Net fair value on September 30,	$456	$720

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

	2005	2004

Balance on January 1,	$723	$706
-Liabilities incurred	23	19
-Accretion of discount	57	38
-Liabilities settled	(97)	-
-Revisions to estimates	-	-
Balance on September 30,	$706	$763

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations. Such cash deposits are included in other assets on the accompanying balance sheet.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of September 30, 2005, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

On November 30, 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin 43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any material effect on the Company’s financial position, results of operations or cash flows.

- -

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

Note 3 - Discontinued Operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The pipeline was sold for $550,000 in cash, plus assumption of future abandonment obligations. The Company recognized a $451,000 pre-tax gain from the sale. The operating results for the pipeline have been reflected in the accompanying Unaudited Consolidated Statement of Operations as Income from Discontinued Operations. As of September 30, 2005, the Company has no assets or liabilities associated with this former operation.

Activities associated with the pipeline were previously included in marketing segment results. In the accompanying Unaudited Consolidated Statement of Operations, certain prior year balances were reclassified to conform to the current year presentation. Assets and liabilities attributed to the pipeline were not reclassified to net assets from discontinued operations because such amounts were not significant.

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

Note 4 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

- -

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
For the nine months ended
September 30, 2005
Marketing	$1,812,195	$12,019	$952	$244
Transportation	41,765	4,225	2,139	3,836
Oil and gas	10,495	4,591	2,022	4,335
	$1,864,455	$20,835	$5,113	$8,415
For the nine months ended
September 30, 2004
Marketing	$1,464,167	$9,729	$875	$260
Transportation	34,696	3,716	1,679	2,444
Oil and gas	8,078	2,169	1,584	3,557
	$1,506,941	$15,614	$4,138	$6,261
For the three months ended
September 30, 2005
Marketing	$776,005	$5,914	$311	$122
Transportation	13,867	1,231	822	1,415
Oil and gas	4,745	1,883	590	715
	$794,617	$9,028	$1,723	$2,252
For the three months ended
September 30, 2004
Marketing	$534,875	$6,070	$297	$79
Transportation	12,546	1,609	545	441
Oil and gas	2,972	1,021	574	2,000
	$550,393	$8,700	$1,416	$2,520

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Marketing	$242,614	$178,691
Transportation	22,718	22,308
Oil and gas	16,819	15,354
Other	28,131	22,501
	$310,282	$238,854

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

- -

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Segment operating earnings	$20,835	$15,614	$9,028	$8,700
- General and administrative	(6,494)	(5,574)	(1,959)	(2,120)
Operating earnings	14,341	10,040	7,069	6,580
- Interest income	116	39	57	12
- Interest expense	(80)	(78)	(28)	(17)
Earnings from continuing operations
before income taxes	$14,377	$10,001	$7,098	$6,575

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

- -

Note 6 - Transactions with Affiliates

Mr. K. S. “Bud” Adams, Jr., Chairman and Chief Executive Officer, and certain of his family limited partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of September 30, 2005, the Company owed a combined net total of $364,874 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $122,000 during the first nine months of 2005.

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

From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. Except as disclosed herein, management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

- -

Note 8 - Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of September 30, 2005 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Lease residual values	$-	$150	$-	$304	$1,475	$704	$2,633

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel. Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public. Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years. The Company has a number of customers and stations operating under such arrangements and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time. Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers. As of September 30, 2005, the maximum amount of such potential obligation is approximately $644,000. Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, the Company and its subsidiaries have no other types of guarantees outstanding that in the future would require liability recognition under the provisions of Interpretation No. 45.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result as incident to subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of September 30, 2005, the amount of parental guaranteed obligations are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Bank debt	$-	$1,434	$5,738	$4,303	$-	$-	$11,475
Operating leases	1,113	4,046	3,748	3,549	1,226	448	14,130
Lease residual values	-	150	-	304	1,475	704	2,633
Commodity purchases	44,797	-	-	-	-	-	44,797
Letters of credit	36,171	-	-	-	-	-	36,171
	$82,081	$5,630	$9,486	$8,156	$2,701	$1,152	$109,206

- -

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing division revenues, operating earnings and depreciation are presented as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$1,812,195	$1,464,167	$776,005	$534,875

Operating earnings	$12,019	$9,729	$5,914	$6,070

Depreciation	$952	$875	$311	$297

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Wellhead Purchases - Per day (1)

Crude oil - barrels	67,600	75,900	63,000	75,700

Natural gas - mmbtu’s	299,000	300,000	269,000	274,000

Average Purchase Price

Crude Oil - per barrel	$52.21	$37.62	$59.72	$42.06

Natural Gas - per mmbtu	$7.01	$5.57	$8.53	$5.44

_____________________________

(1) Reflects the volume purchased from third parties at the wellhead level.

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under SFAS No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements. In contrast, substantially all purchases and sales of crude oil qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are recorded on a gross revenue basis in the accompanying financial statements. As a result, variations in gross revenues are primarily a function of crude oil volumes and prices while operating earnings fluctuate with both crude oil and natural gas margins and volumes.

- -

Marketing revenues increased by $348,028,000 to $1,812,195,000 for the comparative first nine months of 2005. As reflected in the table above, this increase was directly attributable to crude oil price increases partially offset by a reduced volume of activity. During the current nine-month period, marketing operating earnings increased by $2,290,000 to $12,019,000. The current operating earnings increase resulted from a number of factors including the Company liquidating relatively lower priced crude oil inventory into a higher priced market. This action produced a $3,700,000 gain during the first nine months of 2005 as average crude oil prices rose from the $43 per barrel range in December 2004 to the $62 per barrel range in September 2005. A similar, but less dramatic, pricing situation occurred during last year when the Company gained $2,300,000 from inventory liquidations. As of September 30, 2005, the Company held 188,000 barrels of crude oil inventory valued at $62.37 per barrel.

Other factors affecting nine-month comparison included the impact of typically non-recurring items. During the first nine months of 2005, the Company has recognized $1,080,000 of cash collected on previously disputed and fully reserved items and the Company has also realized a $415,000 gain on the sale of used equipment. In comparison, during the first nine months of 2004, the Company recognized as income $1,476,000 from settlement of a dispute associated with the Company’s previous joint venture, plus $430,000 of cash on previously disputed and fully reserved items in addition to a $157,000 gain on sale of used equipment. Aside from these factors and the inventory gains during 2005, the Company has generally seen improved margins as crude oil and natural gas have been in short supply. Most notably, the Company’s natural gas marketing efforts have generated improved operating margins by $1,115,000 for the comparative current nine-month period.

For the comparative third quarter of 2005, marketing revenues increased by 45 percent to $776,005,000 as a result of crude oil price increases. In contrast, operating earnings were consistent for the periods at $5.9 million and $6.1 million for the third quarter of 2005 and 2004, respectively. Excluding the impact on inventory liquidation gains, increased crude oil prices had little effect on comparative third quarter results. Inventory gains totaled $1,400,000 during the third quarter of 2005 as compared to $1,573,000 in last year’s third quarter.

-	Transportation

Transportation revenues, operating earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,		Increase
	2005	2004	Increase	2005	2004	(Decrease)

Revenues	$41,765	$34,696	20%	$13,867	$12,546	11%

Operating earnings	$4,225	$3,716	14%	$1,231	$1,609	(23)%

Depreciation	$2,139	$1,679	27%	$822	$545	51%

- -

Beginning in April 2004, the Company experienced increased demand for its petrochemical trucking services. This demand surge continued during the remainder of 2004 and has generally remained strong during 2005. The demand increase boosted comparative nine-month 2005 revenues by 20 percent to $41,765,000. Increased revenues improved operating earnings by 14 percent to $4,225,000 for the first nine months of 2005. The rate of increase in operating earnings did not keep pace with the rate of increase for revenues. This situation resulted because of increased operating expenses during the current period including an increased provision for doubtful accounts, increased depreciation expenses and increased fuel charges. A $218,000 provision was added to the allowance for doubtful accounts to accommodate certain older items of collection that remain outstanding. As a result of equipment additions during 2005 and late 2004, depreciation expense increased by $460,000 or 27 percent in the current period. For fuel costs, the current increase was 52 percent or $2,444,000 relative to the same period last year. The fuel escalation resulted from a combination of higher prices and increased mileage. Management cannot predict whether such fuel cost trends will continue.

For the current quarterly comparison, although third quarter 2005 revenues increased 11 percent to $13,867,000, the items of cost increase, noted above, offset such improvement. In addition, during the third quarter of 2004, the transportation segment recognized a $254,000 gain from the sale of used trucks. Such gains did not occur in the same period in 2005.

-	Oil and Gas

Oil and gas division revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2005	2004	Increase	2005	2004	Increase
Revenues	$10,495	$8,078	30%	$4,745	$2,972	60%

Operating earnings	$4,591	$2,169	112%	$1,883	$1,021	84%

Depreciation and depletion	$2,022	$1,584	28%	$590	$574	3%

For the comparative nine-month period ended September 30, 2005, oil and gas revenues and operating earnings improved by 30 percent and 112 percent to $10,495,000 and $4,591,000, respectively. Such improvement resulted primarily from increased commodity prices for both crude oil and natural gas as shown in the table below.

- -

The revenue increase served to boost the first nine months of 2005 operating earnings. Additionally, 2005 operating earnings benefited from a $601,000 gain from the sale of certain oil and gas properties when, during the first quarter of 2005, the Company sold its interest in twelve onshore wells located in Calcasieu Parish, Louisiana. This sale was completed at attractive pricing and to eliminate the liability for plugging and bandonment costs on twenty-five currently non-producing wells on the property. The Company held a less than three percent working interest in each of such wells. The Company retained its interest in certain other Calcasieu Parish producing properties. Results for the first nine months of 2005 also included $2,240,000 of exploration expense as compared to $2,029,000 incurred exploration expense in the nine-month 2004 period. Exploration expense in 2005 included $1,157,000 of dry hole cost, $485,000 for geological and geophysical costs and a $313,000 impairment provision on non-producing properties. The provision for depreciation and depletion was increased during the first nine months of 2005 due to the unexpected cessation of production on three separate properties. As a result, during the second quarter of 2005, the provision was increased to fully amortize the remaining carrying cost on such properties.

Oil and gas revenues and operating earnings increased 60 percent and 84 percent to $4,745,000 and $1,883,000, respectively for the comparative third quarter of 2005. Such improvements were primarily attributed to increased prices and production sales volumes for natural gas. Average natural gas prices rose 22 percent to $8.23 per mcf while natural gas volumes rose 32 percent to 432,000 mcf for the 2005 third quarter. See table below.

Production volumes and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Crude Oil

Volume - barrels	51,300	54,400	19,700	19,200

Average price per barrel	$53.09	$37.48	$59.99	$40.71

Natural gas

Volume - mcf	1,048,000	997,000	432,000	327,000

Average price per mcf	$7.41	$6.06	$8.23	$6.71

During the first nine months of 2005, the Company participated in the drilling of twenty-four wells. Fifteen of the wells were successful with seven dry holes and two wells spud in September 2005 are currently in process. In addition, six wells that were in process at year-end 2004 were successfully brought on production in the first quarter of 2005. Participation in the drilling of approximately 10 wells is planned for the remainder of 2005 on the Company’s prospect acreage in Alabama, Louisiana and Texas.

Of note, based on log analysis, one well in Alabama was successfully drilled to the Smackover formation during the third quarter of 2005. Testing of this well is currently in process and the well is expected to be brought on production in November 2005. A second well on this prospect was spud in the fourth quarter of 2005 and is currently drilling. If this second well is also successful, a number of additional wells will be drilled on the Alabama acreage in 2006.

- -

In the Southern and Central UK North Sea, the Company and its joint interest partners continue to evaluate and reprocess purchased seismic data. The reprocessing on our Central North Sea Block was completed but a partner could not be found prior to the two-year license expiration period. Although the block was relinquished, the Company continues to pursue a partner in hopes of being awarded the block a second time in a future licensing round. Seismic interpretation work continues on the Southern North Sea Block and the Company anticipates the completion of a prospect package by early 2006. Both acreage positions are “Promote Blocks” that do not require a commitment to drill a well. The Company plans to seek a partner to drill the initial wells on a promoted basis. The Company holds a 40 percent interest in the Southern sector block.

 - General and administrative and income tax

General and administrative expenses increased in the first nine months of 2005 due to accounting compliance costs totaling $888,000, of which $248,000 was incurred during the third quarter of 2005. The cost increase results from the use of consultants to assist in the implementation of accounting procedure documentation as required by The Sarbanes-Oxley Act of 2002. Based on the Company’s current market capitalization, the Company is required to be fully Sarbanes compliant as of December 31, 2007. The Company has undertaken to complete the procedures documentation phase of such project during 2005. Administrative expenses also increased as a result of increased employee salary costs. The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

- Discontinued operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The pipeline was sold for $550,000 in cash, plus assignment of future abandonment obligations. The Company recognized a $451,000 pre-tax gain from the sale. The activities for this operation including the gain on sale are included with discontinued operations.

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

Liquidity and Capital Resources

During the first nine months of 2005, net cash provided by operating activities totaled $12,159,000 versus $1,238,000 of net cash used by operations during the first nine months of 2004. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. A summary of this relationship follows (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Earnings from continuing operations	$9,755	$6,558
Depreciation, depletion and amortization	5,113	4,138
Property and equipment additions	(8,415)	(6,261)

Cash available for other uses	$6,453	$4,435

Capital expenditures during the first nine months of 2005 included $244,000 for marketing equipment additions, $3,836,000 for tractor and trailer purchases within the transportation operation and $4,335,000 in property additions associated with oil and gas exploration and production activities. For the remainder of 2005, the Company anticipates spending approximately $3 million on oil and gas exploration projects to be funded from operating cash flow and available working capital. In addition, approximately $5 million will be expended toward the purchase of 65 truck-tractors of which 50 are replacements and 15 reflect additions to the fleet. Funding for the truck purchases will come from existing available cash or alternatively from lease financing.

Banking Relationships

The Company’s primary bank loan agreement, with Bank of America, provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent. The working capital loan provides for borrowings up to $10,000,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of September 30, 2005 was established at $10,000,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is established at $10,000,000 as of September 30, 2005. The line of credit loans are scheduled to expire on October 31, 2006, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments. As of September 30, 2005, bank debt outstanding under the Company’s two revolving credit facilities totaled $11,475,000.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $42,955,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock. The Company was in compliance with these restrictions as of September 30, 2005.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. As of September 30, 2005, the Company had $6 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of September 30, 2005. Letters of credit outstanding under this facility totaled approximately $27.2 million as of September 30, 2005. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus 1 percent. No working capital advances were outstanding under this facility as of September 30, 2005. Letters of credit outstanding under this facility totaled $9 million as of September 30, 2005. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

- -

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

Due to (a) the volume of transactions, (b) the complexity of transactions and (c) the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balances due and paying only bonafide properly supported claims. In addition, the Company maintains and monitors its bad debt allowance. Nevertheless a degree of risk always remains due to the customs and practices of the industry.

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

- -

- Contingencies

From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, management would evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure as provided in the guidelines of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

-	Interest Rate Risk

Total long-term debt at September 30, 2005 included $11,475,000 of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of September 30, 2005. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the six-month period ended June 30, 2005.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ undiscounted fair value. Regarding net risk management assets, all of the presented values as of September 30, 2005 and 2004 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $456,000, all of which will be received during the remainder of 2005 through July 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the six months ended September 30, 2005 and 2004 (in thousands):

	2005	2004
Net fair value on January 1,	$630	$692
Activity during the period
- Cash received from settled contracts	(890)	(720)
- Net realized gain from prior years’ contracts	308	126
- Net unrealized (loss) from prior years’contracts	-	(30)
- Net unrealized gain from prior years’ contracts	5	-
- Net unrealized gain from current year contracts	403	652
- Net fair value on September 30,	$456	$720

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2005 through September 30, 2005 natural gas price realizations ranged from a monthly low of $5.46 per mmbtu to a monthly high of $14.70 per mmbtu. Oil prices ranged from a low of $46.45 per barrel to a high of $64.40 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $2,227,000 for the nine-month period ended September 30, 2005.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended September 30, 2005 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins, (c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, and (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities, (p) commodity price volatility, and (q) successful completion of drilling activity. For more information, see the discussion under Forward-Looking Statements in the annual report on Form 10-K for the year ended December 31, 2004.

- -

Item 4. Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the Company’s third fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. Except as disclosed herein, management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 9, 2005	By /s/K. S. Adams, Jr.
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