Form 10-Q/A
period 2005-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2006-03-21
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Adams Resources & Energy, Inc. (“the Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2005, is being filed to reflect the restatement of the Company’s Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005. For a more detailed description of this matter, see Note 9 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO UPDATE OTHER DISCLOSURES AS PRESENTED IN THE FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT. IN ADDITION, THIS FORM 10-Q/A INCLUDES UPDATED CERTIFICATIONS FROM THE COMPANY’S CEO AND CFO AS EXHIBITS 31.1, 31.2, 32.1 AND 32.2.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(RESTATED		(RESTATED
	SEE NOTE 9)		SEE NOTE 9)
REVENUES:
Marketing (includes $532,402, $525,936,
$193,149, and $203,112, respectively, of
proceeds from buy/sell arrangements)	$1,654,585	$1,464,167	$618,395	$534,875
Transportation	41,765	34,696	13,867	12,546
Oil and gas	10,495	8,078	4,745	2,972
	1,706,845	1,506,941	637,007	550,393
COSTS AND EXPENSES:
Marketing (includes $532,402, $525,936,
$193,149, and $203,112, respectively,
of costs from buy/sell arrangements)	1,641,614	1,453,563	612,170	528,508
Transportation	35,401	29,301	11,814	10,392
Oil and gas	3,882	4,325	2,272	1,377
General and administrative	6,494	5,574	1,959	2,120
Depreciation, depletion and amortization	5,113	4,138	1,723	1,416
	1,692,504	1,496,901	629,938	543,813

Operating earnings	14,341	10,040	7,069	6,580
Other income (expense):
Interest income	116	39	57	12
Interest expense	(80)	(78)	(28)	(17)
Earnings from continuing operations
before income taxes	14,377	10,001	7,098	6,575

Income tax provision	4,622	3,443	2,102	2,274

Earnings from continuing operations	9,755	6,558	4,996	4,301
Income (loss) from discontinued operations,
net of tax provision (benefit) of $143,
($130), $155 and $26, respectively	279	(150)	301	51

Net earnings	$10,034	$6,408	$5,297	$4,352

EARNINGS (LOSS) PER SHARE:
From continuing operations	$2.31	$1.56	$1.19	$1.02
From discontinued operations	.07	(.04)	.07	.01
Basic and diluted net earnings
per common share	$2.38	$1.52	$1.26	$1.03

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$24,610	$19,942
Accounts receivable, net of allowance for doubtful
accounts of $638 and $384, respectively	205,737	161,885
Inventories	13,407	11,372
Risk management receivables	29,067	7,795
Prepayments	3,567	8,345

Total current assets	276,388	209,339

Property and equipment	90,010	88,681
Less - accumulated depreciation,
depletion and amortization	(58,595)	(59,605)
	31,415	29,076
Other assets:
Risk management assets	1,102	-
Other assets	1,377	439
	$310,282	$238,854

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$199,717	$160,387
Risk management payables	28,642	7,165
Accrued and other liabilities	5,020	5,904
Current deferred income taxes	439	94
Total current liabilities	233,818	173,550

Long-term debt	11,475	11,475

Other liabilities:
Asset retirement obligations	706	723
Deferred income taxes and other	3,603	3,531
Risk management liabilities	1,071	-
	250,673	189,279
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	47,494	37,460
Total shareholders’ equity	59,609	49,575
	$310,282	$238,854
The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2005	2004
CASH PROVIDED BY OPERATING ACTIVITIES:
Earnings from continuing operations	$9,755	$6,558
Adjustments to reconcile earnings from continuing
operations to net cash provided by (used in) operating activities -
Depreciation, depletion and amortization	5,113	4,138
Gains on property sales	(1,044)	(411)
Impairment on non-producing oil and gas properties	313	487
Other, net	(151)	92
Changes in operating assets and liabilities -
Decrease (increase) in accounts receivable, net	(43,852)	(18,859)
Decrease (increase) in inventories	(2,127)	(5,209)
Risk management activities	174	(28)
Decrease (increase) in tax receivable	-	1,065
Decrease (increase) in prepayments	4,778	(2,462)
Increase (decrease) in accounts payable	39,474	5,104
Increase (decrease) in accrued and other liabilities	(539)	4,203
Deferred income taxes	85	-

Net cash provided by (used in) continuing operations	11,979	(5,322)
Net cash provided by discontinued operations	180	4,084

Net cash provided by (used in) operating activities	12,159	(1,238)

INVESTING ACTIVITIES:
Property and equipment additions	(8,415)	(6,261)
Insurance deposits	(817)	-
Proceeds from property sales	1,191	891

Net cash (used in) continuing operations	(8,041)	(5,370)
Proceeds from sale of discontinued property	550	-

Net cash (used in) investing activities	(7,491)	(5,370)

FINANCING ACTIVITIES:
Net borrowings under credit agreements	-	-

Net cash used in financing activities	-	-

Increase (decrease) in cash and cash equivalents	4,668	(6,608)

Cash and cash equivalents at beginning of period	19,942	28,342

Cash and cash equivalents at end of period	$24,610	$21,734

Supplemental disclosure of cash flow information:
Interest paid during the period	$64	$78
Income taxes paid during the period	$4,031	$2,062
The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2005 and December 31, 2004, its results of operations for the nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statements of operations are not necessarily indicative of results to be expected for a full year.

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

Revenue Recognition

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements in accordance with Emerging Issues Task Force (“EITF”) 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. In contrast, substantially all purchases and sales of crude oil qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are recorded on a gross revenue basis in the accompanying financial statements. The Company’s natural gas and crude oil marketing customers are invoiced based on contractually agreed upon terms on a monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company’s risk management activities is included later in this footnote.

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

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the nine-month and three-month periods ended September 30, 2005 and 2004. There were no potentially dilutive securities during the same period in 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of significant estimates used in the accompanying condensed consolidated financial statements include the accounting for depreciation, depletion and amortization, income taxes, contingencies and price risk management activities.

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of September 30, 2005 is $456,000, all of which will be received during the remainder of 2005 through July 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the nine-month periods ended September 30, 2005 and 2004 (in thousands):

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

Note 3 - Discontinued Operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The pipeline was sold for $550,000 in cash, plus assumption of future abandonment obligations. The Company recognized a $451,000 pre-tax gain from the sale. The operating results for the pipeline have been reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations as Income from Discontinued Operations. As of September 30, 2005, the Company has no assets or liabilities associated with this former operation.

Activities associated with the pipeline were previously included in marketing segment results. In the accompanying Unaudited Condensed Consolidated Statements of Operations, certain prior year balances were reclassified to conform to the current year presentation of discontinued operations. Assets and liabilities attributed to the pipeline were not reclassified to net assets from discontinued operations because such amounts were not significant.

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

Note 4 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
For the nine months ended
September 30, 2005
Marketing	$1,654,585	$12,019	$952	$244
Transportation	41,765	4,225	2,139	3,836
Oil and gas	10,495	4,591	2,022	4,335
	$1,706,845	$20,835	$5,113	$8,415
For the nine months ended
September 30, 2004
Marketing	$1,464,167	$9,729	$875	$260
Transportation	34,696	3,716	1,679	2,444
Oil and gas	8,078	2,169	1,584	3,557
	$1,506,941	$15,614	$4,138	$6,261
For the three months ended
September 30, 2005
Marketing	$618,395	$5,914	$311	$122
Transportation	13,867	1,231	822	1,415
Oil and gas	4,745	1,883	590	715
	$637,007	$9,028	$1,723	$2,252
For the three months ended
September 30, 2004
Marketing	$534,875	$6,070	$297	$79
Transportation	12,546	1,609	545	441
Oil and gas	2,972	1,021	574	2,000
	$550,393	$8,700	$1,416	$2,520

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Marketing	$242,614	$178,691
Transportation	22,718	22,308
Oil and gas	16,819	15,354
Other	28,131	22,501
	$310,282	$238,854

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

Note 9 - Restatement

Subsequent to the issuance of its unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2005, the Company determined that, due to a clerical error, total revenues and total costs and expenses within the Company’s Marketing segment for the three and nine month periods ended September 30, 2005 were both overstated by approximately $157,610,000. The sales and costs items involved were attributable to physical crude oil movements involving third parties. Under the requirements of SFAS No. 133 as amended by SFAS No. 137 and No. 138, the Company is required to report on a net basis, those sales and purchases of crude oil that do not qualify as “normal purchases and sales” under the accounting standards. As a result, the accompanying unaudited financial statements have been restated from the amounts previously reported to reflect the correct amount of revenue netted against costs. The restatement had no effect on the Company’s previously reported operating income, net income, earnings per share, retained earnings or cash flows for the quarter ended September 30, 2005.

A summary of the effects of the restatement is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30, 2005		September 30, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Revenues:
Marketing	$1,812,195	$1,654,585	$776,005	$618,395
Costs and expenses:
Marketing	$1,799,224	$1,641,614	$769,780	$612,170

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis gives effect to the restatement discussed in Note (9) of Notes to the Unaudited Consolidated Financial Statements

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation are presented as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$1,654,585	$1,464,167	$618,395	$534,875

Operating earnings	$12,019	$9,729	$5,914	$6,070

Depreciation	$952	$875	$311	$297

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Wellhead Purchases - Per day (1)

Crude oil - barrels	67,600	75,900	63,000	75,700

Natural gas - mmbtu’s	299,000	300,000	269,000	274,000

Average Purchase Price

Crude Oil - per barrel	$52.21	$37.62	$59.72	$42.06

Natural Gas - per mmbtu	$7.01	$5.57	$8.53	$5.44

_____________________________

(1) Reflects the volume purchased from third parties at the wellhead level.

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under SFAS No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements in accordance with Emerging Issues Task Force (“EITF”) 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. In contrast, substantially all purchases and sales of crude oil qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are recorded on a gross revenue basis in the accompanying financial statements. As a result, variations in gross revenues are primarily a function of crude oil volumes and prices while operating earnings fluctuate with both crude oil and natural gas margins and volumes.

Marketing revenues increased by $190,418,000 to $1,654,585,000 for the comparative first nine months of 2005. As reflected in the table above, this increase was directly attributable to crude oil price increases partially offset by a reduced volume of activity. During the current nine-month period, marketing operating earnings increased by $2,290,000 to $12,019,000. The current operating earnings increase resulted from a number of factors including the Company liquidating relatively lower priced crude oil inventory into a higher priced market. This action produced a $3,700,000 gain during the first nine months of 2005 as average crude oil prices rose from the $43 per barrel range in December 2004 to the $62 per barrel range in September 2005. A similar, but less dramatic, pricing situation occurred during last year when the Company gained $2,300,000 from inventory liquidations. As of September 30, 2005, the Company held 188,000 barrels of crude oil inventory valued at $62.37 per barrel.

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

For the comparative third quarter of 2005, marketing revenues increased by 45 percent to $618,395,000 as a result of crude oil price increases. In contrast, operating earnings were consistent for the periods at $5.9 million and $6.1 million for the third quarter of 2005 and 2004, respectively. Excluding the impact on inventory liquidation gains, increased crude oil prices had little effect on comparative third quarter results. Inventory gains totaled $1,400,000 during the third quarter of 2005 as compared to $1,573,000 in last year’s third quarter.

-	Transportation

Transportation segment, operating earnings and depreciation are as follows (in thousands):

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

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

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

-General and administrative and income tax

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

-Outlook

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

-Oil and Gas Reserve Estimate

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

-Contingencies

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

-Interest Rate Risk

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

-Commodity Price Risk

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Regarding net risk management assets, all of the presented values as of September 30, 2005 and 2004 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $456,000, all of which will be received during the remainder of 2005 through July 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

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

In the course of preparing its financial statements for the year ended December 31, 2005, the Company’s accounting personnel detected, corrected and reported the error described in Note 9 of Notes to Unaudited Consolidated Financial Statements. Further, in accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has re-evaluated, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

The Chief Executive Officer and Chief Financial Officer concluded that the clerical error resulting in the restatement was an isolated incident and did not result from poor design or a general breakdown in internal controls. In reaching this conclusion, management determined that the accounting error had no adverse effect on the Company’s previously reported operating income, net income, earnings per share, retained earnings or cash flows for the affected period which remained accurate as reported or on the Company’s conclusion that its disclosure controls and procedures were effective as reflected in the Company’s previously issued Form 10-Q for the quarter ended September 30, 2005. In any event, management concluded that the unaudited condensed consolidated financial statements for the quarter ended September 30, 2005 should be restated. Management does not believe that the amount of the restatement materially alters an informed understanding of the Company’s financial position or results of operations for the quarter ended September 30, 2005.

During the Company’s third fiscal quarter, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: March 20, 2006	By /s/K. S. Adams, Jr.
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