Form 10-K
period 2005-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2006-03-31
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ___to  __

Commission File Number 1-7908
ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-1753147
(State of Incorporation)	(I.R.S. Employer Identification No.)

4400 Post Oak Parkway Ste. 2700
Houston, Texas	77027
(Address of Principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (713) 881-3600

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	American Stock Exchange

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ___NO _X_

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ____ NO _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to the filing requirements for the past 90 days. YES_X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____  Accelerated filer ____  Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
YES ___NO _X_

The aggregate market value of the voting stock held by nonaffiliates as of June 30, 2005 based on the closing price of the common stock on the American Stock Exchange for such date, was $41,015,472. A total of 4,217,596 shares of Common Stock were outstanding at March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Annual Meeting of Stockholders to be held May 22, 2006 is incorporated by reference in Part III.

PART I
Items 1 and 2. BUSINESS AND PROPERTIES

Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Adams Resources & Energy, Inc. is a Delaware corporation organized in 1973. The Company’s website is www.adamsresources.com. The Company makes its reports, including Forms 10-K, Forms 10-Q, Forms 8-K and all amendments thereto, available on its website as soon as reasonably practicable after filing with the Securities and Exchange Commission. The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2005 are set forth in Note (10) of Notes to Consolidated Financial Statements included elsewhere herein.

Crude Oil, Natural Gas and Refined Products Marketing

The Company’s subsidiary, Gulfmark Energy, Inc. (“Gulfmark”), purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan. During 2005, Gulfmark purchased approximately 66,900 barrels per day of crude oil at the wellhead or lease level. Gulfmark also operates 70 tractor-trailer rigs and maintains over 50 pipeline inventory locations or injection stations. Gulfmark has the ability to barge oil from nine oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 200,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products. Gulfmark arranges transportation for sales to customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil.

The Company’s subsidiary, Adams Resources Marketing, Ltd. (“ARM”), operates as a wholesale purchaser, distributor and marketer of natural gas. ARM’s focus is on the purchase of natural gas at the producer level. ARM purchases approximately 289,000 mmbtu of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately 60 independent producers with the primary production areas being the Louisiana and Texas Gulf Coast and the offshore Gulf of Mexico region. ARM provides value added services to its customers by providing access to common carrier pipelines and handling daily volume balancing requirements as well as risk management services.

Generally, as the Company purchases physical quantities of crude oil and natural gas, it establishes a margin by selling the product for delivery to third parties, such as independent refiners, utilities and/or major energy companies and other industrial concerns. Through these transactions, the Company seeks to maintain a position that is substantially balanced between commodity purchase volumes versus sales or future delivery obligations (a “balanced book”). Crude oil and natural gas are generally purchased at indexed prices that fluctuate with market conditions. The product is transported and either sold outright at the field level, or buy-sell arrangements (trades) are made in order to minimize transportation costs or maximize the sales price. Except where matching fixed price arrangements are in place, the contracted sales price is also tied to an index that fluctuates with market conditions. This reduces the Company's loss exposure from sudden changes in commodity prices. A key element of profitability is the differential between market prices at the field level and at the various sales points. Such price differentials vary with local supply and demand conditions. Unforeseen fluctuations can impact financial results either favorably or unfavorably. In addition to maintaining a “balanced book” set of transactions, the Company may also purchase or sell hydrocarbon commodities for speculative purposes (a “spec book”). The Company’s spec book activity is conducted under a set of internal guidelines designed to monitor and control such activity. The estimated market value of spec book transactions is calculated and reported in the accompanying financial statements under the caption “Risk Management Assets and Risk Management Liabilities”. While the Company's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

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

The Company’s subsidiary, Ada Resources, Inc. (“Ada”), markets branded and unbranded refined petroleum products, such as motor fuels and lubricants. Ada makes purchases based on the supplier’s established distributor prices, with such prices generally being lower than the Company’s sales price to its customers. Motor fuel sales include automotive gasoline, aviation gasoline, distillates and jet fuel. Lubricants consist of passenger car motor oils as well as a full complement of industrial oils and greases. Ada is also involved in the railroad servicing industry, including fueling and lubricating locomotives as well as performing routine maintenance on the power units. Further, the United States Coast Guard has certified Ada as a direct-to-vessel approved marine fuel and lube vendor. In addition, the Internal Revenue Service has approved Ada as a Certified Biodiesel Blender, which provides enhanced margin opportunities. Ada’s marketing area primarily includes the Texas Gulf Coast and southern Louisiana. The primary product distribution and warehousing facility is located on 5.5 Company-owned acres in Houston, Texas. The property includes a 60,000 square foot warehouse, 11,000 square feet of office space and bulk storage for 320,000 gallons of lubricating oil.

Tank Truck Transportation

The Company’s subsidiary, Service Transport Company (“STC”), transports liquid chemicals on a "for hire" basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts as well as loads covered under STC’s standard price list. Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation. Presently, STC operates 289 truck tractors and 451 tank trailers and also utilizes 18 owner-operator leased truck tractors. In addition, STC maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana, Mobile (Saraland), Alabama and Atlanta (Winder), Georgia. Transportation operations are headquartered at a Houston terminal facility situated on 22 Company-owned acres and includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system. The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

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

Oil and Gas Exploration and Production

The Company’s subsidiary, Adams Resources Exploration Corporation, is actively engaged in the exploration and development of domestic oil and gas properties primarily along the Louisiana and Texas Gulf Coast. Exploration offices are maintained at the Company's headquarters in Houston and the Company holds an interest in 298 wells, of which 42 are Company-operated.

Producing Wells--The following table sets forth the Company's gross and net productive wells at December 31, 2005. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells			Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	63	14.07	60	4.80	123	18.87
Louisiana	23	1.13	32	3.42	55	4.55
Other	78	1.57	42	6.46	120	8.03
	164	16.77	134	14.68	298	31.45

Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2005. Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	63,249	11,406	91,246	10,409
Louisiana	7,612	560	6,282	320
Other	3,862	708	15,353	1,829
	74,723	12,674	112,881	12,558

Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2005. All drilling activity was onshore in Texas and Louisiana.

	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	4.33		12.59		7.49
- Dry	6.58		6.44		11	1.03

Development wells drilled
- Productive	20	1.12	8.42		16	1.42
- Dry	5.44		1.01		1.20

In addition to the above wells drilled and completed during 2005, the Company had six wells in process at December 31, 2005 that were successfully completed in 2006.

Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves and the standardized measure of discounted future net cash flows calculated at a 10% discount rate for the three years ended December 31, 2005, are presented in the table below (in thousands).

	December 31,
	2005	2004	2003
Crude oil (barrels)	396	436	438
Natural gas (mcf)	9,643	10,950	8,971
Standardized measure of discounted future
net cash flows from oil and gas reserves	$29,960	$22,797	$18,371

The estimated value of oil and gas reserves and future net revenues from oil and gas reserves was made by the Company's independent petroleum engineers. The reserve value estimates provided at December 31, 2005, 2004 and 2003 are based on year-end market prices of $57.45, $40.50 and $30.15 per barrel for crude oil and $9.12, $6.06 and $5.71 per mcf for natural gas, respectively.

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

The Company's oil and gas production for the three years ended December 31, 2005 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2005	66,600	1,388,000
2004	71,300	1,309,000
2003	61,900	1,239,000

Certain financial information relating to the Company's oil and gas activities is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Average oil and condensate
Sales price per barrel	$54.76	$39.48	$30.67
Average natural gas
Sales price per mcf	$8.43	$6.09	$5.23
Average production cost, per equivalent
barrel, charged to expense	$9.48	$10.30	$8.48

For comparative purposes, prices received by the Company’s oil and gas division at varying points in time during 2005 were as follows:

	Crude Oil	Natural Gas
Average Annual Price for 2005	$54.76	$8.43
Average Price for December 2005	$57.16	$11.29
Average Price on December 31, 2005	$57.45	$9.12

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

North Sea Exploration Licenses—In the Southern United Kingdom sector of the North Sea, the Company holds an undivided 40% working interest in Block 48/16c. Together with its joint interest partners, the Company obtained its interests through the United Kingdom’s “Promote License” program and the license was awarded in March 2005. A Promote License affords the opportunity to analyze and assess the licensed acreage for an initial two-year period without the stringent financial requirements of the more traditional Exploration License. The two-year licensing period also provides sufficient time to promote the actual drilling of a well to potential third party investors. The Company and its joint interest partners expect to confirm the existence of an exploration prospect to promote to other investors prior to drilling. The 48/16c Block covers in excess of 20,000 acres and is located approximately 40 miles east of Theddlethorpe, England in approximately 80 feet of water. None of the Company’s joint interest partners are affiliates of the Company.

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

Louisiana Office of Conservation (“LOC”)--has primary statutory responsibility for regulation and conservation of oil, gas, and other natural resources. The LOC’s objectives are to (i) regulate the exploration and production of oil, gas and other hydrocarbons; (ii) control and allocate energy supplies and distribution; and (iii) protect public safety and the State’s environment from oilfield waste, including regulation of underground injection and disposal practices.

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

Oil and Gas Operations--The Company's oil and gas drilling and production activities are subject to laws and regulations relating to environmental quality and pollution control. One aspect of the Company's oil and gas operation is the disposal of used drilling fluids, saltwater, and crude oil sediments. In addition, low-level naturally occurring radiation may, at times, occur with the production of crude oil and natural gas. The Company's policy is to comply with environmental regulations and industry standards. Environmental compliance has become more stringent and the Company, from time to time, may be required to remediate past practices. Management believes that such required remediation in the future, if any, will not have a material adverse impact on the Company's financial position or results of operations.

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

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks. While the Company does not own or operate underground tanks as of December 31, 2005, historically, the Company has been an owner and operator of underground storage tanks. The EPA's Office of Underground Tanks and applicable state laws establish regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and non-sudden accidental releases arising from operating underground tanks. In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks. Should leakage develop in an underground tank, the operator is obligated for clean up costs. During the period when the Company was an operator of underground tanks, it secured insurance covering both third party liability and clean up costs.

Transportation Operations--The Company's tank truck operations are conducted pursuant to authority of the United States Department of Transportation (“DOT”) and various state regulatory authorities. The Company's transportation operations must also be conducted in accordance with various laws relating to pollution and environmental control. Interstate motor carrier operations are subject to safety requirements prescribed by DOT. Matters such as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations also require mandatory drug testing of drivers and require certain tests for alcohol levels in drivers and other safety personnel. The trucking industry is subject to possible regulatory and legislative changes such as increasingly stringent environmental regulations or limits on vehicle weight and size. Regulatory change may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. In addition, the Company’s tank wash facilities are subject to increasingly more stringent local, state and federal environmental regulations.

The Company has implemented security procedures for drivers and terminal facilities. Satellite tracking transponders installed in the power units are used to communicate enroute emergencies to the Company and to maintain constant information as to the unit’s location. If necessary, the Company’s terminal personnel will notify local law enforcement agencies. The “Track and Trace” feature of the Company’s website is able to advise a customer of the status and location of their loads, and show that customer a picture of the driver that is delivering the load. Remote cameras and better lighting coverage in the staging and parking areas have augmented terminal security.

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

Employees

At December 31, 2005 the Company employed 745 persons, 17 of whom were employed in the exploration and production of oil and gas, 262 in the marketing of crude oil, natural gas and petroleum products, 454 in transportation operations, and 12 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

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

Forward-Looking Statements—Safe Harbor Provisions

This annual report for the year ended December 31, 2005 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements. Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

The Company’s future financial condition, revenues, results of operations and future rate of growth are materially affected by oil and gas prices. Oil and gas prices historically have been volatile and are likely to continue to be volatile in the future. Moreover, oil and gas prices depend on factors outside the control of the Company. These factors include:

•	supply and demand for oil and gas and expectations regarding supply and demand;
•	political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas;
•	economic conditions in the United States and worldwide;
•	governmental regulations;
•	the price and availability of alternative fuel sources;
•	weather conditions; and
•	market uncertainty.

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

Environmental liabilities and environmental regulations may have an adverse effect on the Company.

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

Counterparty credit default could have an adverse effect on the Company.

The Company’s revenues are generated under contracts with various counterparties. Results of operations would be adversely affected as a result of non-performance by any of these counterparties of their contractual obligations under the various contracts. A counterparty’s default or non-performance could be caused by factors beyond the Company’s control. A default could occur as a result of circumstances relating directly to the counterparty, or due to circumstances caused by other market participants having a direct or indirect relationship with such counterparty. The Company seeks to mitigate the risk of default by evaluating the financial strength of potential counterparties, however, despite our mitigation efforts, defaults by counterparties may occur from time to time.

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

The oil and gas business involves certain operating hazards such as well blowouts, explosions, fires and pollution. Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose the Company to liability. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition, or could result in a loss of the Company’s properties and may even threaten survival of the enterprise.

Consistent with the industry standard, the Company’s insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. Insurance might be inadequate to cover all liabilities. Moreover, from time to time, obtaining insurance for the Company’s line of business can become difficult and costly. Typically, when insurance cost escalates, the Company may reduce its level of coverage and more risk may be retained to offset cost increases. If substantial liability is incurred and damages are not covered by insurance or exceed policy limits, the Company’s operation could be materially adversely affected.

Changes in tax laws or regulations could adversely affect the Company.

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

Federal, state or local government agencies may impose environmental, labor or other regulations that increase costs and/or terminate or suspend operations. The Company’s business is subject to federal, state and local laws and regulations. These regulations relate to, among other things, the exploration, development, production and transportation of oil and gas. Existing laws and regulations could be changed, and any changes could increase costs of compliance and costs of operations.

Estimating reserves, production and future net cash flow is difficult.

Estimating oil and gas reserves is a complex process that involves significant interpretations and assumptions. It requires interpretation of technical data and assumptions relating to economic factors, such as future commodity prices, production costs, severance and excise taxes, capital expenditures and remedial costs, and the assumed effect of governmental regulation. As a result, actual results may differ from our estimates. Also, the use of a 10 percent discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company’s business is subject. Any significant variations from the Company’s estimates could cause the estimated quantities and net present value of the Company’s reserves to differ materially.

The reserve data included in this report is only an estimate. The reader should not assume that the present values referred to in this report represent the current market value of the Company’s estimated oil and gas reserves. The timing of the production and the expenses from development and production of oil and gas properties will affect both the timing of actual future net cash flows from the Company’s proved reserves and their present value.

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

Fluctuations in commodity prices could have an adverse effect on the Company.

Revenues depend on volumes and rates, both of which can be affected by the prices of oil and gas. Decreased prices could result in a reduction of the volumes purchased or transported by our customers. The success of our operations is subject to continued development of additional oil and gas reserves. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for processing and transmission. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;
•	availability and adequacy of transportation facilities;
•	energy legislation;
•	federal and state taxes, if any, on the sale or transportation of natural gas;
•	abundance of supplies of alternative energy sources;
•	political unrest among oil producing countries; and
•	opposition to energy development in environmentally sensitive areas.

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

Moreover, the costs of drilling and exploration may greatly exceed initial estimates. In such a case, the Company would be required to make additional expenditures to develop its drilling projects. Such additional and unanticipated expenditures could adversely affect the Company’s financial condition and results of operations.

Current and future litigation could have an adverse effect on the Company.

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

Item 3. LEGAL PROCEEDINGS

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage. The Company intends to litigate this matter with its insurance carrier if this matter is not resolved to the Company’s satisfaction. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as published in The Wall Street Journal for issues listed on the American Stock Exchange for each calendar quarter since January 1, 2004.

	American Stock Exchange
	High	Low
2004
First Quarter	$13.95	$11.90
Second Quarter	15.20	12.60
Third Quarter	15.74	12.50
Fourth Quarter	18.95	13.30

2005
First Quarter	$25.55	$17.10
Second Quarter	22.90	15.00
Third Quarter	23.99	18.20
Fourth Quarter	23.45	18.60

At March 13, 2006, there were 291 holders of record of the Company's common stock and the closing stock price was $25.50 per share. The Company has no securities authorized for issuance under equity compensation plans. The Company made no repurchases of its stock during 2004 and 2005.

On December 15, 2005, the Company paid an annual cash dividend of $.37 per common share to common stockholders of record on December 2, 2005. On December 15, 2004, the Company paid an annual cash dividend of $.30 per common share to common stockholders of record on December 2, 2004. On December 15, 2003, the Company paid an annual cash dividend of $.23 per common share to common stock holders of record on December 3, 2003. Such dividends totaled $1,560,510, $1,265,276 and $970,047 for each of 2005, 2004 and 2003, respectively.

The terms of the Company's bank loan agreement require the Company to maintain consolidated net worth in excess of $46,759,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company's common stock.

Item 6. SELECTED FINANCIAL DATA

FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenues:	(In thousands, except per share data)
Marketing	$2,292,029	$2,010,968	$1,676,727	$1,725,042	$3,442,915
Transportation	57,458	47,323	35,806	36,406	33,149
Oil and gas	15,346	10,796	8,395	4,750	6,111
	$2,364,833	$2,069,087	$1,720,928	$1,766,198	$3,482,175
Operating Earnings:
Marketing	$22,481	$13,597	$12,117	$10,471	$(9,320)
Transportation	5,714	5,687	973	2,142	1,053
Oil and gas	6,765	2,362	2,310	(633)	693
General and administrative	(9,668)	(7,867)	(6,299)	(7,259)	(7,165)
	25,292	13,779	9,101	4,721	(14,739)
Other income (expense):
Interest income	188	62	362	115	456
Interest expense	(128)	(107)	(108)	(117)	(128)
Earnings (loss) from continuing
operations before income taxes
and cumulative effect of
accounting change	25,352	13,734	9,355	4,719	(14,411)

Income tax provision (benefit)	8,583	4,996	3,013	1,615	(4,937)

Earnings (loss) from continuing
operations	16,769	8,738	6,342	3,104	(9,474)
Earnings (loss) from discontinued
operations, net of taxes	872	(130)	(3,148)	(1,652)	4,850
Earnings (loss) before cumulative
effect of accounting change	17,641	8,608	3,194	1,452	(4,624)
Cumulative effect of accounting
change, net of taxes	-	-	(92)	-	55
Net earnings (loss)	$17,641	$8,608	$3,102	$1,452	$(4,569)

Earnings (Loss) Per Share
From continuing operations	$3.97	$2.07	$1.50	$.73	$(2.24)
From discontinued operations	.21	(.03)	(.74)	(.39)	1.15
Cumulative effect of
accounting change	-	-	(.02)	-	.01
Basic earnings (loss) per share	$4.18	$2.04	$.74	$.34	$(1.08)

Dividends per common share	$.37	$.30	$.23	$.13	$.13

Financial Position

Working capital	$39,321	$35,789	$32,758	$30,628	$29,651
Total assets	312,662	238,854	210,607	202,120	227,027
Long-term debt, net of
current maturities	11,475	11,475	11,475	11,475	12,475
Shareholders’ equity	65,656	49,575	42,232	40,100	39,196
Dividends on common shares	1,560	1,265	970	548	548
________________________________
Notes:
-	In 2002, oil and gas operating earnings sustained a loss of $633,000. This loss includes $1.7 million in dry hole costs and property valuation write-down.
-
In 2001 marketing, operating earnings sustained a loss of $9,320,000. This loss includes $8 million in charges related to inventory price declines and a $1.5 million bad debt provision in connection with the Enron Corp. bankruptcy.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Marketing segment revenues and operating earnings were as follows (in thousands):

	2005	2004	2003

Revenues	$2,292,029	$2,010,968	$1,676,727

Operating earnings	$22,481	$13,597	$12,117

Depreciation	$1,252	$1,211	$896

Marketing segment operating statistics were as follows:

	2005	2004	2003

Wellhead Purchases per day (1)
- Crude Oil	66,900 bbls	76,000 bbls	85,000 bbls
- Natural Gas	289,000 mmbtu	294,000 mmbtu	317,000 mmbtu

Average Purchase Price
- Crude Oil	$53.51/bbl	$39.88/bbl	$29.80/bbl
- Natural Gas	$7.98/mmbtu	$5.75/mmbtu	$5.28/mmbtu
___________________
(1) Reflects the volume purchased from third parties by the Company at the lease level and pipeline pooling points.

Marketing segment revenues are derived from sales of crude oil, natural gas and refined products. Under current accounting standards, the gross value of the Company’s sales of refined products is included in total revenues. For natural gas, the gross value of sales is netted against the gross value of purchases with only the gross margin reported as revenues. For crude oil, certain sales are included in revenues on a gross value basis while certain sales are included in total revenues only after being netted against their corresponding purchase. The most significant component (approximately 55 percent) of reported marketing segment revenues results from the sale of crude oil that the Company has purchased at the wellhead from third party producers. Reported revenues have increased from the $1.6 billion level in 2003 to the $2 billion level for 2004 to the $2.2 billion level for 2005. The trend for revenues results from increasing commodity prices for crude oil from the $29 per barrel range at the beginning of 2003 to the $59 per barrel range at the end of 2005.

Marketing segment operating earnings increased by $8,884,000, or 65 percent, to $22,481,000 for 2005. Certain non-recurring items caused a substantial portion of this increase, including $3,565,000 recognized as a reduction in operating expenses from the reversal of certain previously recorded accrual items, following the final “true-up” of the accounting for such items. Additionally in 2005, the Company collected and recognized as a reduction in expense $2,716,000 of cash from previously disputed and fully reserved items.

The accrual reversal and cash collections discussed above originated in periods prior to October 2001 when the Company was actively involved in the purchase and marketing of crude oil in the offshore Gulf of Mexico region. In the crude oil marketing business there is a high degree of interdependence with and reliance upon third parties (including transaction counterparties) to provide adequate information for the proper recording of amounts receivable or payable. Substantially all such third parties are larger firms providing the Company with the source documents for recording trade activity. It is commonplace for these entities to retroactively adjust or correct such documents. This typically requires the Company to either absorb, benefit from, or pass along such corrections to another third party. Due to the volume and complexity of transactions, and the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. Effective October 31, 2001, the Company ceased its crude oil marketing activities in the offshore Gulf of Mexico region. Since that time, the Company has been actively working with its counterparties to clear its accrual items and collect available cash. In the fourth quarter of 2005, such “true-up” and collection efforts were completed.

Due to product shortages, marketing earnings in 2005 benefited from improved margins within the Company’s natural gas and refined products operations. Most notably, the natural gas marketing business improved operating margins by $4,528,000 for 2005 while refined products margins improved by $1,321,000 in 2005. The Company also benefited by liquidating relatively lower priced crude oil inventory into a higher priced market. This action produced an approximate gain of $3,255,000 during 2005 as average crude oil prices rose from the $43 per barrel range in December 2004 to the $59 per barrel range for December 2005. A similar, but less dramatic, pricing situation occurred during last year when the Company gained $1,400,000 from inventory liquidations. As of December 31, 2005, the Company held 168,467 barrels of crude oil inventory valued at $58.90 per barrel. Excluding inventory related gains however, crude oil operating earnings were reduced in 2005 by $2,795,000 relative to 2004. Reduced crude oil earnings resulted from reduced volumes due to normal production declines in the Company’s areas of operation coupled with escalating costs for labor and diesel fuel.

In comparison to 2003, marketing operating earnings increased by 12 percent to $13,597,000 for 2004. Escalating crude oil prices from the $32 range at the end of 2003 to the $43 range by year-end 2004 enhanced 2004 operating results as the Company liquidated lower price inventory into a higher price market. This event contributed approximately $1,400,000 to 2004 operating earnings. Partially offsetting the affects of crude oil price increases was $950,000 of losses sustained within the Company’s refined product wholesale business during 2004. Such losses occurred when motor fuel supply and distribution costs increased faster than the price to the Company’s end market customers. Also included in 2004 results was $1,476,000 of income resulting from settlement of a dispute associated with the Company’s previous marketing joint venture. See Note (11) of Notes to Consolidated Financial Statements. In addition, during 2004, the Company collected and recognized as income $1,068,000 of cash on previous disputed and fully reserved items. Further during 2004, the Company recognized a $470,000 gain from the sale of its claim against the bankrupt estate of Enron Corp. and a $310,000 charge to write-down certain slow moving refined product inventory items. These generally favorable 2004 events compare to the Company experiencing $1.6 million in reduced marketing expenses during 2003 caused by the reversal of certain previously recorded accrual items resulting from the final “true-up” of the accounting for such items.

Included in 2005, 2004 and 2003 crude oil revenues is $690,190,000, $735,476,000 and $534,464,000, respectively, of gross proceeds associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons including to affect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of customers. Financial reporting standards have evolved in this area and beginning in 2006, the reporting of revenues from such buy/sell arrangements will be on a net basis, similar to the Company’s practice for natural gas operations. See Note (1) of Notes to Consolidated Financial Statements.

-	Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2005		2004		2003
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$57,458	21%	$47,323	32%	$35,806	(2%)

Operating earnings	$5,714	-	$5,687	484%	$973	(55%)

Depreciation	$3,130	47%	$2,125	2%	$2,093	14%

______________
 (1) Represents the percentage increase (decrease) from the prior year.

Beginning in April 2004, the Company experienced increased demand for its petrochemical trucking services. This demand surge continued for the remainder of 2004 and remained strong during 2005. The demand increase boosted comparative 2005 revenues by 21 percent to $57,458,000. Although revenues increased in 2005, operating earnings remained flat. Earnings growth was suppressed due to increased operating expenses and an increased charge for depreciation during 2005. Fuel costs were the primary component of escalated operating expenses as the current cost increase for diesel fuel was 53 percent or $3,575,000 relative to last year. The fuel cost increase was a combination of higher prices and increased mileage. The increase in depreciation expense for 2005 resulted from new equipment additions during 2005 and late 2004.

For 2004 relative to 2003, the burst of demand occurring in 2004 boosted revenues by $11.5 million to $47,323,000. This event combined with an $801,000 gain on the sale of used truck-tractors improved operating earnings by $4.7 million to $5,687,000 for 2004. With the market conditions existing in 2004, the Company successfully maximized efficiency and increased freight rates.

Based on the current level of infrastructures, the Company’s transportation segment is designed to maximize efficiency at revenues of $60 million per year. Demand for the Company’s trucking service is closely tied to the domestic petrochemical industry and has remained strong. It is spurred by a relatively strong United States and world economy coupled with a relatively weak exchange value for the U.S. dollar. Other important factors include reduced levels of competition as the trucking industry has experienced a general “shake-out” in recent years coupled with the competing railroad industry experiencing intermittent service delays. An additional factor is a general lack of available qualified drivers limiting the Company’s ability to expand in its market areas. Presently, the Company’s transportation business continues to run at or near full capacity.

- Oil and Gas

Oil and gas segment revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices. Comparative amounts are as follows (in thousands):

	2005	2004	2003

Revenues	$15,346	$10,796	$8,395

Operating earnings	6,765	2,362	2,310

Depreciation and depletion	2,678	2,949	2,175

	2005	2004	2003

Production Volumes
- Crude Oil	66,600 bbls	71,300 bbls	61,900 bbls
- Natural Gas	1,388,000 mcf	1,309,000 mcf	1,239,000 mcf

Average Price
- Crude Oil	$54.76/bbl	$39.48/bbl	$30.67/bbl
- Natural Gas	$8.43/mcf	$6.09/mcf	$5.23/mcf

As shown above, 2005 oil and gas division revenues and operating earnings improved relative to 2004 and for 2004 relative to 2003. Such improvement was due to increased crude oil and natural gas prices as well as increased production volumes resulting from recent exploration efforts. Additionally, 2005 operating earnings benefited from a $601,000 gain from the sale of the Company’s interest in twelve onshore wells located in Calcasieu Parish, Louisiana. These wells contributed 660 barrels and 6,300 barrels of crude oil to 2005 and 2004 production, respectively. Excluding this sale, 2005 crude oil production volumes were actually increased one percent over 2004 levels. The Louisiana property sale was completed at attractive pricing and eliminated the liability for plugging and abandonment costs on twenty-five currently non-producing wells on the property. The Company held a less than three percent working interest in each of such wells. The Company retained its interest in certain other Calcasieu Parish producing properties.

An important item impacting operating earnings is the level of exploration expense incurred. During 2005, exploration expense totaled $3,078,000 compared to $2,504,000 for 2004 and $1,638,000 for 2003. Exploration expense in 2005 and 2004 included $391,000 and $616,000, respectively, of impairment provision on non-producing properties as well as $2,687,000 and $1,888,000, respectively, of dry hole and geophysical costs. The depreciation and depletion provision, as shown above, fluctuates based on production volumes and net property costs. In 2005 and 2004, the provision also includes a $429,000 and a $309,000, respectively, impairment provision on certain producing properties where actual drilling costs incurred exceed the estimated fair value of the property.

During 2005, the Company participated in the drilling of forty-one wells. Twenty-four wells were successfully completed with eleven dry holes and six wells in process at year-end. In addition to the completions of wells spud in 2005, the Company also successfully brought on production six wells that were drilling at year-end 2004. All of the wells in process at December 31, 2005 were subsequently determined to be productive. The results of 2005 exploration efforts yielded estimated reserve additions totaling 46,300 barrels of oil and 1,642,000 mcf of gas. With the Company’s production for 2005 being 66,600 barrels of oil and 1,388,000 mcf of natural gas, the estimated reserve additions for 2005 represent a 107 percent replacement of current year production on an oil equivalent barrel basis. The Company’s total estimated proved reserves as of December 31, 2005 were 9,643,000 mcf of natural gas and 396,000 barrels of crude oil. This compares to total estimated proved reserves as of December 31, 2004 of 10,220,000 mcf of natural gas and 410,000 barrels of crude oil. The apparent reduction in quantities for 2005 was attributable to estimated reserve revision and sales of reserves.

Presently, the Company’s drilling and exploration efforts are primarily focused as follows:

Eaglewood/Tavener/Bella Vista

The Eaglewood area includes portions of Fort Bend, Colorado, Jackson and Wharton Counties of Texas, while the Tavener and Bella Vista prospects are located in Fort Bend County, Texas. In the Eaglewood area the Company purchased existing seismic data and reprocessed it using proprietary techniques originally developed for the Tavener and Bella Vista areas. For this combined area, twenty-one wells have been drilled to date with fourteen successful wells, five dry holes, one well completing and one well drilling.

Calcasieu Parish

This area includes the Sugar Cane, Louisiana Five and Vinton Dome prospect areas of Louisiana. To date, eleven wells have been drilled on the Sugar Cane and Louisiana Five prospects with six successful wells, three dry holes and two wells drilling. During 2005, the Company sold its working interest in certain producing wells within the Vinton Dome Field for a $601,000 gain while retaining its ownership interest in the underlying 3-D seismic study. This seismic data is being reprocessed and merged with the Louisiana Five prospect data with anticipation of additional prospects being identified for 2006.

Southern Alabama

To date in Alabama, six wells have been drilled with two successful, three dry holes, and one well completing. Two of the dry holes were targeted at the shallow Tuscaloosa sand while the two productive wells accessed the deeper Smackover sand formation. The third dry hole and the presently drilling well were deep Smackover tests. Combined with the successes to date, and depending on the results of the in process well, an additional drilling program may be developed for 2006.

Elm Grove

To date, seven wells have been drilled in the Elm Grove Field in North Louisiana, all of which were successful. This activity is in-field development of the Cotton Valley formation and provides very low risk opportunities.

East Texas

In 2005, the Company agreed to participate in a geological trend play in Nachodoches County, Texas. This play covers a large number of acres extending into adjacent counties. The initial well spud in 2006 and is currently drilling with six wells planned for this year.

Other

During 2005 and 2006, three additional wells were drilled in Louisiana, one productive, one dry hole and one well presently drilling. These wells represent the Company’s efforts to participate in attractive opportunities within its core onshore Gulf Coast region, but with some diversification from the normal areas of concentration.

United Kingdom North Sea

During 2005, the Company completed its evaluation and processing of purchased seismic data on its interest in the United Kingdom North Sea Block 21-1b. However, a partner to finance the drilling of an initial well was not identified prior to expiration of the two-year license period. Although the 21-1b block was relinquished, the Company continues to pursue a partner in hopes of being awarded the block again in a future licensing round. Additionally in 2005, the Company’s bid for a promote license in the 22nd licensing round was accepted by the U.K. government. The Company will have a 40 percent equity interest in Block 48-16c, located in the Southern Sector of the North Sea. The license was officially granted in March 2005. The Company, together with its joint interest partners, has two years to acquire existing 3-D and 2-D seismic data and reprocess it to confirm an exploration prospect identified on the Block. The terms of the license do not include a well commitment. If a Block 48-16c prospect is confirmed, the Company and its joint interest partners will seek an additional partner for drilling the initial well on a promoted basis in order to limit the capital exposure on the project.

-	General and administrative and income tax

General and administrative expenses increased in 2005 due to accounting compliance costs totaling $1,085,000. The cost increase results from the use of consultants to assist in the implementation of accounting procedure documentation as required by the Sarbanes-Oxley Act of 2002. Based on the Company’s current market capitalization, the Company is required to be fully Sarbanes compliant as of December 31, 2007. The Company substantially completed the procedures documentation phase of such project during 2005. Administrative expenses also increased in 2005 as a result of increased employee salary costs. Additionally, general and administrative expenses increased $1,568,000, or 25 percent, in 2004 relative to 2003 as a result of increased personnel related expenses as both the number and average wage of administrative personnel increased during the year. The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

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

In October 2005, certain oil and gas properties held by the Company’s Chairman and Chief Executive Officer achieved “payout status”. This event caused the Company to earn a pre-tax gain of $942,000 for the value of certain residual interests held by the Company in the properties. This gain is non-recurring and has been included in discontinued operations for 2005. See also Note (7) of Notes to Consolidated Financial Statements.

During 2003, the Company’s management decided to withdraw from its New England region retail natural gas marketing business due to losses sustained and the desire to reduce working capital requirements. An early withdrawal from the region was instituted in 2003 and as of March 31, 2004, the Company had completed its exit from this business. See Note (3) of Notes to Consolidated Financial Statements.

- Outlook

For 2006, the marketing operation will not benefit from the approximate $9.9 million of non-recurring items that materialized in 2005. As a result, while marketing earnings should remain stable in 2006, management does not foresee a recurrence of the level realized in 2005. For the transportation operation, management expects 2006 to look much the same as 2005. With recent declines in natural gas prices, oil and gas earnings are expected to decline slightly for 2006.

The Company has the following major objectives for 2006:

-	Maintain marketing operating earnings at the $12 million level.

-	Increase transportation operating earnings to the $6 million level.

-	Maintain oil and gas operating earnings at the $6.5 million level and replace 110 percent of 2006 production with current reserve additions.

Liquidity and Capital Resources

During 2005, net cash provided by operating activities totaled $18,282,000 versus $2,490,000 of net cash provided by operations during 2004. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Years Ended December 31,
	2005	2004	2003	Total

Earnings from continuing operations	$16,769	$8,738	$6,342	$31,849

Depreciation, depletion and amortization	7,060	6,285	5,164	18,509

Property and equipment additions	(19,128)	(12,161)	(7,761)	(39,050)

Cash available for other uses	$4,701	$2,862	$3,745	$11,308

 Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of one percent. The working capital loan provides for borrowings up to $10,000,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available borrowing capacity under the line is calculated monthly and as of December 31, 2005 was established at $10,000,000. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $10,000,000 as of March 1, 2006. The line of credit loans are scheduled to expire on October 31, 2007, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments. As of December 31, 2005, bank debt outstanding under the Company’s two revolving credit facilities totaled $11,475,000. Such debt was repaid in full on January 3, 2006.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $46,538,000. The Company was in compliance with these covenants at December 31, 2005.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. As of December 31, 2005, the Company had $5.9 million of eligible borrowing capacity under this facility and no working capital advances were outstanding. Letters of credit outstanding under this facility totaled approximately $24.9 million as of December 31, 2005. The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s ARM subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. No working capital advances were outstanding under this facility as of December 31, 2005. Letters of credit outstanding under this facility totaled approximately $10.5 million as of December 31, 2005. The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements to provide tractor and trailer equipment for the Company’s truck fleet. All such operating lease commitments qualify for off-balance sheet treatment as provided by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2005, 2004, and 2003 was $8,139,000, $6,650,000, and $5,831,000, respectively. At December 31, 2005, commitments under long-term noncancelable operating leases for the next five years and thereafter are payable as follows: 2006 - $4,388,000; 2007 - $4,239,000; 2008 - $4,039,000; 2009 - $1,717,000; 2010 - $727,000 and thereafter - $300,000.

Contractual Cash Obligations

In addition to its banking relationships and obligations, the Company enters into certain operating leasing arrangements for tractors, trailers, office space and other equipment and facilities. The Company has no capital lease obligations. A summary of the payment periods for contractual debt and lease obligations is as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$-	$1,434	$5,738	$4,303	$-	$-	$11,475
Interest Rate Payments (1)	4	-	-	-	-	-	4
Operating leases	4,388	4,239	4,039	1,717	727	300	15,410
Total	$4,392	$5,673	$9,777	$6,020	$727	$300	$26,889

(1) On January 3, 2006, the Company fully repaid the outstanding balance on its working capital loan. As a result, no amounts of interest are shown for future periods.

In addition to its bank debt and lease financing obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities. Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations. See also Note (8) of the Notes to Consolidated Financial Statements. Approximate commodity purchase obligations as of December 31, 2005 are as follows: (in thousands)

	January	Remaining
	2006	2006	2007	2008	Thereafter	Total
Crude Oil	$252,066	$16,065	$-	$-	$-	$268,131
Natural Gas	42,908	20,158	48	-	-	63,114
	$294,974	$36,223	$48	$-	$-	$331,245

 Investment Activities

During 2005, the Company invested approximately $7,424,000 in oil and gas projects, $11,188,000 for replacement equipment and expansion of its petrochemical trucking fleet and $516,000 in equipment for the Company’s marketing operations. Oil and gas exploration and development efforts continue, and the Company plans to invest approximately $14 million toward such projects in 2006, including $600,000 of seismic costs to be expensed during the year. An additional approximate $3 million is projected in 2006 for the purchase of new trucks and trailers for the Company’s marketing and transportation businesses.

Insurance

In recent years, the marketplace for all forms of insurance has entered a period of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable. The Company’s primary insurance needs are in the area of automobile and umbrella coverage for its trucking fleet and medical insurance for employees. During 2005, insurance cost stabilized and totaled $9.9 million. Overall insurance cost may experience renewed rate increases during 2006. Since the Company is generally unable to pass on such cost increases, any increase will need to be absorbed by existing operations.

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

1.
Gross margins, derived from certain aspects of the Company’s ongoing business, are front-ended into the period in which contracts are executed. Meanwhile, personnel and other costs associated with servicing accounts as well as substantially all risks associated with the execution of contracts are incurred during the period of physical product flow and title passage.

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

Due to the volume of and complexity of transactions and the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balances due and paying only bonafide and properly supported claims. In addition, the Company maintains and monitors its bad debt allowance. A degree of risk remains, however, due to the custom and practices of the industry.

Oil and Gas Reserve Estimate

The value of capitalized cost of oil and gas exploration and production related assets are dependent on underlying oil and gas reserve estimates. Reserve estimates are based on many subjective factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, changing prices, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information becomes available. Calculations of estimated future oil and gas revenues are also based on estimates of the timing of oil and gas production, and there are no assurances that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing. The Company’s estimates assume prices will remain constant from the date of the engineer’s estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation, political conditions, economic conditions, weather conditions, market uncertainty and other factors impact the market price for oil and gas.

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

New Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of December 31, 2005 the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

On November 30, 2004, SFAS No. 151, “Inventory Costs,” was issued. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any effect on our financial position, results of operations or cash flows.

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment of APB No. 29 was issued. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS No. 153 effective July 1, 2005 and such adoption did not have a material impact on the Company’s financial statements.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” was issued. This statement establishes new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. SFAS No. 154 is effective for the Company in the first quarter of 2006.

In September 2005, the Emerging Issues Task Force (“EITF”) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the three years ended December 31, 2005, reported crude oil gathering and marketing revenues from unrelated parties and reported crude oil costs from unrelated parties would be reduced by the amounts shown on parenthetical notations on the consolidated statements of operations. Management does not expect that the adoption of Issue 04-13 will have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk includes potential adverse changes in interest rates and commodity prices.

Interest Rate Risk

Total long-term debt at December 31, 2005 included $11,475,000 of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of December 31, 2005. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the fiscal year ended December 31, 2005.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Regarding net risk management assets, 100 percent of presented values as of December 31, 2005 and 2004 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $1,781,000 with substantially all to be received in 2006. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the year ended December 31, 2005 (in thousands).

2005
Net fair value on January 1,	$630
Activity during 2005
- Cash received from settled contracts	(913)
- Net realized gain from prior years’ contracts	283
- Net unrealized gain from current year contracts	1,781
Net fair value on December 31,	$1,781

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2004 through December 31, 2005 natural gas price realizations ranged from a monthly low of $4.25 mmbtu to a monthly high of $15.22 per mmbtu. Oil prices ranged from a low of $34.30 per barrel to a high of $64.40 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $2,527,000 and $2,045,000, respectively, for the comparative years ended December 31, 2005 and 2004.

ITEM 8. FINANCIAL STATEMENTS

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2005 and 2004	29

Consolidated Statements of Operations for the Years Ended
December 31, 2005, 2004 and 2003	30

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2005, 2004 and 2003	31

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003	32

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Adams Resources & Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Adams Resources and Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

DELOITTE & TOUCHE LLP
Houston, Texas
March 29, 2006

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
ASSETS	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$18,817	$19,942
Accounts receivable, net of allowance for doubtful accounts of
$608 and $384, respectively	217,727	161,885
Inventories	11,692	11,372
Risk management receivables	13,324	7,795
Income tax receivable	1,304	-
Prepayments	7,586	8,345

Total current assets	270,450	209,339

PROPERTY AND EQUIPMENT:
Marketing	14,332	20,659
Transportation	32,319	22,533
Oil and gas (successful efforts method)	52,111	45,390
Other	99	99
	98,861	88,681

Less - Accumulated depreciation, depletion and amortization	(58,965)	(59,605)
	39,896	29,076
OTHER ASSETS:
Risk management assets	47	-
Other assets	2,269	439
	$312,662	$238,854
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$213,668	$160,387
Risk management payables	11,542	7,165
Accrued and other liabilities	4,790	5,904
Current deferred income taxes	1,129	94
Total current liabilities	231,129	173,550

LONG-TERM DEBT	11,475	11,475

OTHER LIABILITIES:
Asset retirement obligations	1,058	723
Deferred income taxes and other	3,296	3,531
Risk management liabilities	48	-
	247,006	189,279
COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	53,541	37,460
Total shareholders’ equity	65,656	49,575
	$312,662	$238,854

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
REVENUES:
Marketing (includes $690,190, $735,476 and $534,464,
respectively, of proceeds from buy/sell arrangements)	$2,292,029	$2,010,968	$1,676,727
Transportation	57,458	47,323	35,806
Oil and gas	15,346	10,796	8,395
	2,364,833	2,069,087	1,720,928
COSTS AND EXPENSES:
Marketing (includes $696,278, $736,126 and $551,848,
respectively, of costs associated with buy/sell arrangements)	2,268,296	1,996,160	1,663,714
Transportation	48,614	39,511	32,740
Oil and gas	5,903	5,485	3,910
General and administrative	9,668	7,867	6,299
Depreciation, depletion and amortization	7,060	6,285	5,164
	2,339,541	2,055,308	1,711,827

Operating Earnings	25,292	13,779	9,101

Other Income (Expense):
Interest income	188	62	362
Interest expense	(128)	(107)	(108)

Earnings from continuing operations before income tax
and cumulative effect of accounting change	25,352	13,734	9,355

Income Tax Provision:
Current	7,765	4,603	2,303
Deferred	818	393	710
	8,583	4,996	3,013
Earnings from continuing operations	16,769	8,738	6,342
Income (loss) from discontinued operations, net of tax
(provision) benefit of $(443), $67 and $1,621, respectively	872	(130)	(3,148)
Earnings before cumulative effect of accounting change	17,641	8,608	3,194

Cumulative effect of accounting change, net of tax benefit
of zero, zero and $57, respectively	-	-	(92)

Net Earnings	$17,641	$8,608	$3,102

EARNINGS (LOSS) PER SHARE:
From continuing operations	$3.97	$2.07	$1.50
From discontinued operations	.21	(.03)	(.74)
Cumulative effect of accounting change	-	-	(.02)

Basic and diluted net earnings per share	$4.18	$2.04	$.74

DIVIDENDS PER COMMON SHARE	$.37	$.30	$.23

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2003	$422	$11,693	$27,985	$40,100
Net earnings	-	-	3,102	3,102
Dividends paid on common stock	-	-	(970)	(970)
BALANCE, December 31, 2003	$422	$11,693	$30,117	$42,232
Net earnings	-	-	8,608	8,608
Dividends paid on common stock	-	-	(1,265)	(1,265)
BALANCE, December 31, 2004	$422	$11,693	$37,460	$49,575
Net earnings	-	-	17,641	17,641
Dividends paid on common stock	-	-	(1,560)	(1,560)
BALANCE, December 31, 2005	$422	$11,693	$53,541	$65,656

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003

CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$16,769	$8,738	$6,342
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities-
Depreciation, depletion and amortization	7,060	6,285	5,164
Gains on property sales	(1,159)	(1,438)	(448)
Impairment of non-producing oil and gas properties	391	616	461
Cumulative effect of accounting change	-	-	(149)
Other, net	(157)	(188)	330
Decrease (increase) in accounts receivable	(55,842)	(26,579)	(15,270)
Decrease (increase) in inventories	(320)	(5,072)	(1,319)
Risk management activities	(1,151)	62	(762)
Decrease (increase) in tax receivable	(1,304)	1,310	(928)
Decrease (increase) in prepayments	759	(3,475)	(1,723)
Increase (decrease) in accounts payable	53,200	15,138	7,947
Increase (decrease) in accrued liabilities	(1,114)	2,540	(586)
Deferred taxes	818	393	710
Net cash (used in) provided by continuing operations	17,950	(1,670)	(231)
Net cash provided by discontinued operations	332	4,160	9,314
Net cash provided by operating activities	18,282	2,490	9,083

INVESTING ACTIVITIES:
Property and equipment additions	(19,128)	(12,161)	(7,761)
Insurance and tax deposits	(1,787)	-	-
Proceeds from property sales	2,078	2,536	728

Net cash (used in) continuing operations	(18,837)	(9,625)	(7,033)
Proceeds from sale of discontinued operations	990	-	-
Net cash (used in) investing activities	(17,847)	(9,625)	(7,033)

FINANCING ACTIVITIES:
Dividend payments	(1,560)	(1,265)	(970)
Net cash (used in) financing activities	(1,560)	(1,265)	(970)

Increase (decrease) in cash and cash equivalents	(1,125)	(8,400)	1,080

Cash and cash equivalents at beginning of year	19,942	28,342	27,262

Cash and cash equivalents at end of year	$18,817	$19,942	$28,342

The accompanying notes are an integral part of these consolidated financial statements.

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation related to discontinued operations.

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 500-mile radius of Houston, Texas.

Cash and Cash Equivalents

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal fund with a maturity of 30 days or less. Included in the cash balance at December 31, 2005 and 2004 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility. See Note (2) of Notes to Consolidated Financial Statements.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and are valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

	December 31,
	2005	2004

Crude oil	$9,924	$9,663
Petroleum products	1,768	1,709
	$11,692	$11,372

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of December 31, 2005, the Company had no unevaluated or suspended drilling costs.

Producing oil and gas leases, equipment and intangible drilling costs are depleted or amortized over the estimated proved producing reserves using the units-of-production method. Other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to twenty years for marketing, three to fifteen years for transportation and ten to twenty years for all others.

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, a $391,000, a $616,000 and a $461,000 impairment provision on non-producing properties was recorded in 2005, 2004 and 2003, respectively. Also for 2005 and 2004, a $429,000 and a $309,000, respectively, impairment provision on producing oil and gas properties was recorded and included in DD&A as a result of relatively high costs incurred on certain properties relative to their oil and gas reserve additions.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities. Commencing in 2005, the Company established certain deposits to support its participation in its liability insurance program and such deposits totaled $817,000 as of December 31, 2005. In addition, commencing in 2005, certain states began requiring the Company to maintain deposits to support the collection and remittance of state crude oil severance taxes. Such deposits totaled $970,000 as of December 31, 2005.

Revenue Recognition

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133. Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements in accordance with Emerging Issues Task Force (“EITF”) 02-13 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. In contrast, a significant portion of crude oil purchases and sales qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are primarily recorded on a gross revenue basis in the accompanying financial statements. Those purchases and sales of crude oil that do not qualify as “normal purchases and sales” are recorded on a net revenue basis in the accompanying financial statements. For “normal purchase and sale” activities, the Company’s customers are invoiced monthly based on contractually agreed upon terms and revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company’s risk management activities is included later in this footnote.

Substantially all of the Company’s petroleum products marketing activity qualify as a “normal purchase and sale” and revenue is recognized in the period when the customer physically takes possession and title to the product upon delivery at their facility. The Company recognizes fair value or mark to market gains and losses on refined product marketing activities that do not qualify as “normal purchases and sales”.

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

Statement of Cash Flows

Interest paid totaled $120,000, $120,000 and $96,000 during the years ended December 31, 2005, 2004 and 2003, respectively. Income taxes paid during these same periods totaled $10,855,000, $2,957,000 and $1,659,000, respectively. Federal tax refunds received totaled $2,200,000 and $306,000 during 2005 and 2003, respectively. Non-cash investing activities for property and equipment in accounts payable were $283,000 and $202,000 as of December 31, 2005 and 2004, respectively. There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for 2005, 2004 and 2003. There were no potentially dilutive securities during 2005, 2004 and 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of significant estimates used in the accompanying Consolidated Financial Statements include the accounting for depreciation, depletion and amortization, oil and gas property impairments, the provision for bad debts, income taxes, contingencies and price risk management activities.

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of December 31, 2005 is $1,781,000 with substantially all to be received in 2006. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Net fair value on January 1,	$630	$692
Activity during 2005
- Cash received from settled contracts	(913)	(1,061)
- Net realized gain from prior years’ contracts	283	369
- Net unrealized gain from current years’ contracts	1,781	630
Net fair value on December 31,	$1,781	$630

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

A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows (in thousands):

	2005	2004
Balance on January 1,	$723	$706
Liabilities incurred	50	14
Accretion of discount	63	18
Liabilities settled	(103)	(15)
Revisions to estimates	325	-
Balance on December 31,	$1,058	$723

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations. Such cash deposits are included in other assets on the accompanying consolidated balance sheet.

In March 2005, the FASB issued Interpretation No. (“FIN”) 47. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value can be reasonably estimated. The adoption of FIN 47 had no impact on the Company’s financial statements.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of December 31, 2005 the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

On November 30, 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets” an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS No. 153 effective July 1, 2005 and such adoption did not have a material impact on the Company’s financial statements.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” was issued. This statement establishes new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. SFAS No. 154 is effective for the Company in the first quarter of 2006.

In September 2005, the EITF reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the three years ended December 31, 2005, reported crude oil gathering and marketing revenues from unrelated parties and reported crude oil costs from unrelated parties would be reduced by the amounts shown on parenthetical notations on the consolidated statements of operations. Management does not expect that the adoption of Issue 04-13 will have a material effect on the Company’s financial position, results of operations or cash flows.

(2) Long-Term Debt

The Company's revolving bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank's prime rate minus ¼ of one percent. The first line of credit or working capital loan provides for borrowings up to $10,000,000 based on the total of 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available borrowing capacity under the working capital line is calculated monthly and as of December 31, 2005 was established at $10,000,000 with $7,500,000 of such amount outstanding at December 31, 2005. The second line of credit or oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $10,000,000 as of March 1, 2006 with the next scheduled borrowing base re-determination date of September 1, 2006. As of December 31, 2005, $3,975,000 was outstanding under the oil and gas production loan facility. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. As of December 31, 2005, letters of credit under this facility totaled $25,000. The revolving line of credit loans are scheduled to expire on October 31, 2007, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.

Long-term debt is summarized as follows (in thousands):

	December 31,
	2004	2003
Bank lines of credit, secured by substantially all of the Company’s assets (excluding Gulfmark and ARM), due in eight quarterly installments commencing on October 31, 2007	11,475	11,475
Less - current maturities	-	-
Long-term debt	$11,475	$11,475

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $46,759,000. At December 31, 2005, the Company was in compliance with these covenants. Further, all such debt was repaid in full on January 3, 2006.

A subsidiary of the Company, Gulfmark Energy, Inc. (“Gulfmark”), maintains a separate banking relationship with BNP Paribas in order to provide up to $40 million in letters of credit and to provide financing for up to $6 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus one percent. The letter of credit and demand note facilities are secured by substantially all of Gulfmark's and ARM’s assets. At year-end 2005 and 2004, Gulfmark had no amounts outstanding under the inventory-based line of credit. Gulfmark had approximately $24.9 million and $19.1 million in letters of credit outstanding as of December 31, 2005 and 2004, respectively, in support of its crude oil purchasing activities. As of December 31, 2005, the Company had $5.9 million of eligible borrowing capacity under the Gulfmark facility. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s Adams Resources Marketing, Ltd. subsidiary (“ARM”) maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. The letter of credit and demand note facilities are secured by substantially all of ARM’s and Gulfmark’s assets. At year-end 2005 and 2004, ARM had no working capital advances outstanding. ARM had approximately $10.5 million and $4.8 million in letters of credit outstanding at December 31, 2005 and 2004, respectively. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company's weighted average effective interest rate for 2005, 2004 and 2003 was 5.7%, 4.8%, and 3.1%, respectively. No interest was capitalized during 2005, 2004 or 2003. At December 31, 2005, the scheduled aggregate principal maturities of the Company's long-term debt are: 2007 - $1,434,375; 2008 - $5,737,500; and 2009 - $4,303,125.

(3) Discontinued Operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The pipeline was sold for $550,000 in cash, plus assumption of future abandonment obligations. The Company recognized a $451,000 pre-tax gain from the sale. The operating results for the pipeline are included in the accompanying consolidated statements of operations as income from discontinued operations. As of December 31, 2005, the Company has no assets or liabilities associated with this former operation. Activities associated with the pipeline were previously included in marketing segment results. In the accompanying consolidated statements of operations, certain prior year balances were reclassified to conform to the current year presentation of discontinued operations. Assets and liabilities attributed to the pipeline were not reclassified to net assets from discontinued operations because such amounts were not significant. Marketing segment revenues reclassified in prior years to conform to current year presentation totaled $701,000 and $1,001,000 for 2004 and 2003, respectively.

As further discussed in Note (7) of Notes to Consolidated Financial Statements, in October 2005, certain oil and gas properties held by the Company’s Chairman and Chief Executive Officer achieved “payout status”. This event caused the Company to earn $942,000 for the value of certain residual interests held by the Company in the properties. This gain, which is non-recurring, culminated the Company’s operations in this area and has been included in discontinued operations.

During 2003, the Company’s management decided to withdraw from its New England region retail natural gas marketing business, which was included in the marketing segment. This business had negative operating margins and after tax losses totaling $253,000 and $3,232,000 for 2004 and 2003, respectively. Because of the losses sustained during 2002 and 2003, and the desire to reduce working capital requirements, management decided to exit this region and type of account. As of March 31, 2004, the Company had completed its exit from this business.

(4) Income Taxes

The following table shows the components of the Company's income tax provision (benefit) (in thousands):
	Years ended December 31,
	2005	2004	2003
Current:
Federal	$7,244	$4,076	$515
State	964	460	110
	8,208	4,536	625
Deferred:
Federal	704	214	674
State	114	179	36
	$9,026	$4,929	$1,335

The following table summarizes the components of the income tax provision (benefit) (in thousands):

	Years ended December 31,
	2005	2004	2003
From continuing operations	$8,583	$4,996	$3,013
From discontinued operations	443	(67)	(1,621)
Cumulative effect of accounting change	-	-	(57)
	$9,026	$4,929	$1,335

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax provision as follows (in thousands):
	Years ended December 31,
	2005	2004	2003
Statutory federal income tax provision	$9,333	$4,603	$1,509
State income tax provision (net of federal benefit),	751	321	96
Federal statutory depletion	(630)	(306)	(304)
Book/tax basis adjustment	(291)	120	-
State net operating loss valuation allowance	(147)	152	-
Other	10	39	34
	$9,026	$4,929	$1,335

Deferred income taxes primarily reflect the net difference between the financial statement carrying amount in excess of the underlying tax basis of property and equipment.

The components of the federal deferred tax liability are as follows (in thousands):

	Years Ended December 31,
	2005	2004
Current deferred taxes
Bad debts	$231	$146
Prepaid insurance	(684)	-
Mark-to-market contracts	(676)	(240)

Net current deferred tax asset (liability)	(1,129)	(94)

Long-term deferred taxes
State net operating losses	56	229
--Less valuation allowance	(5)	(152)
Basis difference in foreign investments	281	120
Property	(3,649)	(3,612)
Other	174	55

Net long-term deferred tax (liability)	(3,143)	(3,360)

Net deferred tax (liability)	$(4,272)	$(3,454)

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. Realization of the deferred income tax assets is dependent on generating sufficient taxable income in future years. Management believes that it is more likely than not that not all of the deferred income tax assets related to state net operating losses will be realized and thus, a valuation allowance was provided for as of December 31, 2005 and 2004.

(5) Fair Value of Financial Instruments and Concentration of Credit Risk

Fair Value of Financial Instruments

The carrying amounts of cash equivalents are believed to approximate their fair values because of the short maturities of these instruments. Substantially all of the Company’s long and short-term debt obligations bear interest at floating rates. As such, carrying amounts approximate fair values. For a discussion of the fair value of commodity financial instruments see “Price Risk Management Activities” in Note (1) of Notes to Consolidated Financial Statements.

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

The Company's largest customers consist of large multinational integrated oil companies and utilities. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 89 percent of the Company's total receivables as of December 31, 2005, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction, while natural gas transactions are settled on the 25th of the month following a transaction. The Company's credit policy and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management. The Company had accounts receivable from two customers that comprised 12.9 percent and 13.5 percent, respectively, of total receivables at December 31, 2005. Each of such customers also comprised more than 10 percent of the Company’s revenues in 2005. One customer represented 11.6 percent of total accounts receivable as of December 31, 2004.

There were no single significant bad debt write-offs in 2005, 2004 and 2003. An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $608,000 and $384,000 at December 31, 2005 and 2004, respectively. An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):
	2005	2004	2003

Balance, beginning of year	$384	$1,935	$1,723
Provisions for bad debts	390	90	433
Less: Write-offs and recoveries	(166)	(1,641)	(221)

Balance, end of year	$608	$384	$1,935

(6) Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees. Company contributions to the plan were $487,000 in 2005, $454,000 in 2004 and $384,000 in 2003. No other pension or retirement plans are maintained by the Company.

(7) Transactions with Related Parties

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded the non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of December 31, 2005 and 2004, the Company owed a combined net total of $112,800 and $349,000, respectively, to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $147,000 in 2005 and $152,000 in 2004.

In August 2000, the Company was approached by a third party to join in an acquisition of certain producing reserves in Escambia County, Alabama. The Company’s share of the acquisition would have been approximately $12 million. Due to capital constraints at the time, the Company decided against direct participation, but rather promoted Mr. Adams for a 15 percent back-in interest after payout. In October 2005, Mr. Adams elected to sell his purchased interest causing the property to achieve payout status. The Company’s resulting share of the gain was $942,000, which Mr. Adams paid in cash to the Company.

David B. Hurst, Secretary of the Company, is a partner in the law firm of Chaffin & Hurst. The Company has been represented by Chaffin & Hurst since 1974 and plans to use the services of that firm in the future. Chaffin & Hurst currently leases office space from the Company. Legal services provided by Chaffin & Hurst are on the same terms as those prevailing at the time for comparable transactions with unrelated entities.

The Company also enters into certain transactions in the normal course of business with other affiliated entities. These transactions with affiliated companies are on the same terms as those prevailing at the time for comparable transactions with unrelated entities.

(8) Commitments and Contingencies

The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2005, 2004, and 2003 was $8,121,000, $6,650,000 and $5,831,000, respectively. At December 31, 2005, commitments under long-term non-cancelable operating leases for the next five years and thereafter are payable as follows: 2006 - $4,388,000; 2007 - $4,239,000; 2008 - $4,039,000; 2009 - $1,717,000; 2010 - $727,000 and thereafter - $300,000.

In March 2004, a suit styled Le Petit Chateau Le Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage. The Company intends to litigate this matter with its insurance carrier if this matter is not resolved to the Company’s satisfaction. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

(9) Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company, may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. The Company believes performance under these guarantees to be remote. Aggregate guaranteed residual values for tractors and trailers under operating leases as of December 31, 2005 are as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total
Lease residual values	$150	$-	$304	$1,474	$704	$2,632

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel. Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public. Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years. The Company has a number of customers and stations operating under such arrangements, and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time. Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers. As of December 31, 2005, the maximum amount of such potential obligation is approximately $914,000. Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, the Company nor any of its subsidiaries has any other types of guarantees outstanding that require liability recognition under the provisions of Financial Accounting Standards Board Interpretation No. 45.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result from subsidiary commodity purchase obligations, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of December 31, 2005, the amount of parental guaranteed obligations are approximately as follows (in thousands):

	2006	2007	2008	2009	Thereafter	Total
Bank Debt	$-	$1,434	$5,738	$4,303	$-	$11,475
Operating leases	4,388	4,239	4,039	1,717	1,027	15,410
Lease residual values	150	-	304	1,474	704	2,632
Commodity purchases	43,247	-	-	-	-	43,247
Letters of credit	35,483	-	-	-	-	35,483
	$83,268	$5,673	$10,081	$7,494	$1,731	$108,247

(10) Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

		Segment Operating	Depreciation Depletion and	Property and Equipment
	Revenues	Earnings	Amortization	Additions
Year ended December 31, 2005-
Marketing	$2,292,029	$22,481	$1,252	$516
Transportation	57,458	5,714	3,130	11,188
Oil and gas	15,346	6,765	2,678	7,424
	$2,364,833	$34,960	$7,060	$19,128
Year ended December 31, 2004-
Marketing	$2,010,968	$13,597	$1,211	$1,278
Transportation	47,323	5,687	2,125	6,736
Oil and gas	10,796	2,362	2,949	4,147
	$2,069,087	$21,646	$6,285	$12,161
Year ended December 31, 2003-
Marketing	$1,676,727	$12,117	$896	$1,798
Transportation	35,806	973	2,093	1,377
Oil and gas	8,395	2,310	2,175	4,586
	$1,720,928	$15,400	$5,164	$7,761

Intersegment sales are insignificant. All sales by the Company occurred in the United States. In 2005, the Company had sales to four customers that totaled $253,024,000, $301,765,000, $224,982,000 and $298,856,000, respectively. In 2004 the Company had sales to one customer that totaled $249,482,000. All such sales were attributable to the Company’s marketing segment. No other customers accounted for greater than 10 percent of sales in any of the three years presented herein. The loss of any of the Company’s 10 percent customers would not have a material adverse effect on the Company’s future operating results and all such customers could be readily replaced.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Segment operating earnings	$34,960	$21,646	$15,400
General and administrative expenses	(9,668)	(7,867)	(6,299)
Operating earnings	25,292	13,779	9,101
Interest income	188	62	362
Interest expense	(128)	(107)	(108)
Earnings from continuing operations
before income taxes	$25,352	$13,734	$9,355

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2005	2004
Marketing	$240,309	$178,691
Transportation	28,412	22,308
Oil and gas	20,780	15,354
Other	23,161	22,501
	$312,662	$238,854

Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business.

(11) Marketing Joint Venture

Commencing in May 2000, the Company entered into a joint venture arrangement with a third party for the purpose of purchasing, distributing and marketing crude oil in the offshore Gulf of Mexico region. The venture operated as Williams-Gulfmark Energy Company pursuant to the terms of a joint venture agreement. The Company held a 50 percent interest in the net earnings of the venture and accounted for its interest under the equity method of accounting. Effective November 1, 2001, the joint venture participants agreed to dissolve the venture pursuant to the terms of a joint venture dissolution agreement. Subsequently, in April 2003, the Company received a demand for arbitration seeking monetary damages of $11.6 million and a re-audit of the joint venture activity for the period of its existence from May 2000 through October 2001. In July 2004, the Company and the joint venture co-participant settled all matters arising from this dispute. As a condition of settlement, the Company assumed full responsibility for the final wind-down and settlement of open trade account items arising from the joint venture’s activities. As a further term of settlement, the Company was relieved from any cash obligations otherwise due to the joint venture. In connection with the resolution of this dispute, the Company recorded $1,476,000 as a reduction of cost of sales during 2004.

(12) Quarterly Financial Data (Unaudited) -

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

		Earnings from
		Continuing
		Operations		Net Earnings		Dividends
			Per		Per		Per
	Revenues	Amount	Share	Amount	Share	Amount	Share
2005 -
March 31	$527,643	$2,910	$.69	$2,851	$.68	$-	$-
June 30	542,195	1,849.44		1,886.44		-	-
September 30	637,007	4,996	1.18	5,297	1.26	-	-
December 31	657,988	7,014	1.66	7,607(1)	1.80	1,560.37
	$2,364,833	$16,769	$3.97	$17,641	$4.18	$1,560	$.37

2004 -
March 31	$461,120	$1,167	$.27	$938	$.22	$-	$-
June 30	495,428	1,091.26		1,118.27		-	-
September 30	550,393	4,303	1.02	4,352	1.03	-	-
December 31	562,146	2,177.52		2,200.52		1,265.30
	$2,069,087	$8,738	$2.07	$8,608	$2.04	$1,265	$.30

Note (1) Fourth quarter 2005 earnings include $2,210,000 of net of tax earnings attributable to a reduction in operating expenses from the reversal of certain previously recorded accrual items following the final “true-up” of the accounting for such items. Also included is $1,011,000 of net of tax earnings following the collection of cash from certain previously disputed and fully reserved items.

The above unaudited interim financial data reflect all adjustments that are in the opinion of management necessary to a fair statement of the results for the period presented. All such adjustments are of a normal recurring nature.

(13) Oil and Gas Producing Activities (Unaudited)

The following information concerning the Company’s oil and gas segment has been provided pursuant to SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.” The Company’s oil and gas exploration and production activities are conducted in the United States, primarily along the Gulf Coast of Texas and Louisiana.

Oil and Gas Producing Activities (Unaudited) -

Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

	Years Ended December 31,
	2005	2004	2003
Property acquisition costs
Unproved	$1,460	$574	$1,311
Proved	-	-	-
Exploration costs
Expensed	3,078	2,504	1,638
Capitalized	927	1,565	1,339
Development costs	5,037	2,210	1,936
Total costs incurred	$10,502	$6,853	$6,224

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	December 31,
	2005	2004

Unproved oil and gas properties	$5,857	$3,293
Proved oil and gas properties	46,254	42,096

Accumulated depreciation, depletion
and amortization	(34,536)	(32,242)

Net capitalized cost	$17,575	$13,147

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

	Years Ended December 31,
	2005		2004		2003
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	10,950	436	8,971	438	7,480	579
Revisions of previous estimates	(1,120)	42	122	(52)	37	(223)
Oil and gas reserves sold	(441)	(61)	-	-	-	-
Extensions, discoveries and
other reserve additions	1,642	46	3,166	121	2,693	144
Production	(1,388)	(67)	(1,309)	(71)	(1,239)	(62)
End of year	9,643	396	10,950	436	8,971	438

Proved developed reserves-
End of year	9,643	396	10,220	410	8,971	438

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
	Y Years Ended December 31,
	2005	2004	2003

Future gross revenues	$110,720	$83,668	$64,442
Future costs -
Lease operating expenses	(26,674)	(20,128)	(18,035)
Development costs	(600)	(1,228)	(221)
Future net cash flows before income taxes	83,446	62,312	46,186
Discount at 10% per annum	(35,124)	(27,771)	(18,351)
Discounted future net cash flows
before income taxes	48,322	34,541	27,835
Future income taxes, net of discount at
10% per annum	(18,362)	(11,744)	(9,464)
Standardized measure of discounted
future net cash flows	$29,960	$22,797	$18,371

The reserve estimates provided at December 31, 2005, 2004 and 2003 are based on year-end market prices of $57.45, $40.50 and $30.15 per barrel for crude oil and $9.12, $6.06 and $5.71 per mcf for natural gas, respectively. The year-end December 31, 2005 price used in the 2005 reserve estimate compares to average actual December 2005 price received for sales of crude oil ($57.16 per barrel) and natural gas ($11.29 per mcf).

The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):
	Years Ended December 31,
	2005	2004	2003
Beginning of year	$22,797	$18,371	$11,041
Revisions to reserves proved in prior years -
Net change in prices and production costs	16,308	2,306	6,508
Net change due to revisions in quantity estimates	(6,334)	(534)	(3,235)
Accretion of discount	2,777	1,835	1,465
Production rate changes and other	2,405	(1,280)	1,228
Total revisions	15,156	2,327	5,966
Sale of oil and gas reserves	(1,623)	-	-
New field discoveries and extensions, net of future
production costs	12,769	12,194	11,264
Sales of oil and gas produced, net of production costs	(12,521)	(7,815)	(6,123)
Net change in income taxes	(6,618)	(2,280)	(3,777)
Net change in standardized measure of
discounted future net cash flows	7,163	4,426	7,330
End of year	$29,960	$22,797	$18,371

 Results of Operations for Oil and Gas Producing Activities (Unaudited) -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):
	Years Ended December 31,
	2005	2004	2003

Revenues	$15,346	$10,796	$8,395
Costs and expenses -
Production	2,825	2,981	2,272
Exploration	3,078	2,504	1,638
Depreciation, depletion and amortization	2,678	2,949	2,175
Operating income before income taxes	6,765	2,362	2,310
Income tax expense	(2,368)	(803)	(788)
Operating income from continuing operations	$4,397	$1,559	$1,522

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this annual report an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the Company’s fourth fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2006, under the heading “Election of Directors” and “Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2006, under the heading “Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2006, under the heading “Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2006, under the heading “Transactions with Related Parties” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2006, under the heading “Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required to be filed

3(a) - Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1987)

3(b) - Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No. 2-48144)

3(c) - Amendment to the Bylaws of the Company to add an Article VII, Section 8. Indemnification of Directors, Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1986)

3(d) - Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 2002)

4(a) - Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company (-File No. 1-7908) for the fiscal year ended December 31, 1991)

4(b) - Loan Agreement between Adams Resources & Energy, Inc. and NationsBank Texas N.A. dated October 27, 1993 (Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

4(c)* - Fourteenth Amendment to Loan Agreement between Service Transport Company et al and Bank of America, N.A. dated December 31, 2005.

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

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ FRANK T. WEBSTER	By /s/ E. C. REINAUER, JR.
(Frank T. Webster, Director)	(E. C. Reinauer, Jr., Director)

By /s/ EDWARD WIECK	By /s/ E. JACK WEBSTER, JR.
(Edward Wieck, Director)	(E. Jack Webster, Jr., Director)

By /s/ WILLIAM B. WIENER III
(William B. Wiener III, Director)

EXHIBIT INDEX

Exhibit
Number  Description

3(a) - Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b) - Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No. 2-48144)

3(c) - Amendment to the Bylaws of the Company to add an Article VII, Section 8. Indemnification of Directors, Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1986)

3(d) - Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2002)

4(a) - Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(b) - Loan Agreement between Adams Resources & Energy, Inc. and NationsBank Texas N.A. dated October 27, 1993 (Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

4(c)* - Fourteenth Amendment to Loan Agreement between Service Transport Company et al and Bank of America, N.A. dated December 31, 2005.

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