Form 10-Q
period 2006-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2006-05-15
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

A total of 4,217,596 shares of Common Stock were outstanding at May 1, 2006.

- -

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Marketing	$468,488	$512,155
Transportation	14,941	13,049
Oil and gas	4,599	2,439
	488,028	527,643
COSTS AND EXPENSES:
Marketing	464,530	507,891
Transportation	12,646	11,295
Oil and gas	1,197	440
General and administrative	2,116	2,152
Depreciation, depletion and amortization	2,042	1,393
	482,531	523,171

Operating earnings	5,497	4,472
Other income (expense):
Interest income	85	21
Interest expense	(28)	(20)
Earnings from continuing operations
before income taxes	5,554	4,473

Income tax provision	1,910	1,563

Earnings from continuing operations	3,644	2,910
Loss from discontinued operation, net of tax benefit of $30	-	(59)
Net earnings	$3,644	$2,851

EARNINGS (LOSS) PER SHARE:
From continuing operations	$.86	$.69
From discontinued operation	-	(.01)
Basic and diluted net earnings
per common share	$.86	$.68

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$24,811	$18,817
Accounts receivable, net of allowance for doubtful
accounts of $571 and $608, respectively	204,811	217,727
Inventories	10,569	11,692
Risk management receivables	9,060	13,324
Income tax receivables	834	1,304
Prepayments	4,795	7,586

Total current assets	254,880	270,450

Property and equipment	102,858	98,861
Less - accumulated depreciation,
depletion and amortization	(60,875)	(58,965)
	41,983	39,896
Other assets:
Risk management assets	13	47
Other assets	2,287	2,269
	$299,163	$312,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$201,521	$213,668
Risk management payables	7,571	11,542
Accrued and other liabilities	3,514	4,790
Current deferred income taxes	838	1,129
Total current liabilities	213,444	231,129

Long-term debt	11,475	11,475

Other liabilities:
Asset retirement obligations	1,095	1,058
Deferred income taxes and other	3,836	3,296
Risk management liabilities	13	48
	229,863	247,006
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	57,185	53,541
Total shareholders’ equity	69,300	65,656
	$299,163	$312,662

The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2006	2005
CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$3,644	$2,910
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities -
Depreciation, depletion and amortization	2,042	1,393
Gains on property sales	(32)	(612)
Impairment on non-producing oil and gas properties	259	103
Other, net	(22)	(17)
Decrease (increase) in accounts receivable	12,916	(13,103)
Decrease (increase) in inventories	1,123	(1,982)
Risk management activities	292	(20)
Decrease (increase) in tax receivable	470	(672)
Decrease (increase) in prepayments	2,791	5,668
Increase (decrease) in accounts payable	(11,866)	14,038
Increase (decrease) in accrued liabilities	(1,276)	(2,036)
Deferred income taxes	252	183

Net cash provided by continuing operations	10,593	5,853
Net cash provided by discontinued operations	-	6

Net cash provided by operating activities	10,593	5,859

INVESTING ACTIVITIES:
Property and equipment additions	(4,631)	(3,490)
Proceeds from property sales	32	755

Net cash (used in) investing activities	(4,599)	(2,735)

FINANCING ACTIVITIES:
Net borrowings under credit agreements	-	-

Net cash used in financing activities	-	-

Increase in cash and cash equivalents	5,994	3,124

Cash at beginning of period	18,817	19,942

Cash at end of period	$24,811	$23,066

Supplemental disclosure of cash flow information:

Interest paid during the period	$28	$20

Income taxes paid during the period	$1,001	$2,021

The accompanying notes are an integral part of these financial statements.

- -

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2006 and December 31, 2005, its results of operations and its cash flows for the three months ended March 31, 2006 and 2005. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production. Its primary area of operation is within a 1,000-mile radius of Houston, Texas.

Cash and Cash Equivalents

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal funds with maturity of 30 days or less. Included in the cash balance at March 31, 2006 and December 31, 2005 is a deposit of $2 million to collateralize the Company's month-to-month crude oil letter of credit facility.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

- -

	March 31,	December 31,
	2006	2005

Crude oil	$8,491	$9,924
Petroleum products	2,078	1,768

	$10,569	$11,692

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of March 31, 2006, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, a $259,000 and a $103,000 impairment provision on non-producing properties was recorded in the three-month period ended March 31, 2006 and 2005, respectively.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities. The Company has established certain deposits to support its participation in its liability insurance program and such deposits totaled $817,000 as of March 31, 2006. In addition, the Company maintains certain deposits to support the collection and remittance of state crude oil severance taxes. Such deposits totaled $970,000 as of March 31, 2006.

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

Included in marketing segment revenues and costs is the gross proceeds and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons, including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. In September 2005, the EITF of the Financial Accounting Standards Board (“FASB”) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. However, the Company adopted Issue 04-13 effective January 1, 2006. Prior period amounts for marketing revenues and marketing costs and expenses in the accompanying condensed consolidated statements of operations were not restated to reflect the requirements of Issue 04-13.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the three-month periods ended March 31, 2006 and 2005. There were no potentially dilutive securities during those periods in 2006 and 2005.

- -

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of significant estimates used in the accompanying condensed consolidated financial statements include the accounting for depreciation, depletion and amortization, oil and gas property impairments, the provision for bad debts, income taxes, contingencies and price risk management activities.

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of March 31, 2006 is $1,489,000, all of which will be received during the remainder of 2006 through July 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the three-month period ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Net fair value on January 1,	$1,781	$630
Activity during the period
-Cash paid (received) from settled contracts	(894)	(520)
-Net realized gain from prior years’ contracts	107	115
-Net unrealized gain from prior years’ contracts	-	63
-Net unrealized (loss) from prior years’ contracts	(57)	-
-Net unrealized gain from current year contracts	552	362
Net fair value on March 31,	$1,489	$650

- -

Asset Retirement Obligations

SFAS No. 143 “Accounting for Asset Retirement Obligations” established an accounting model for accounting and reporting obligations associated with retirement of tangible long-lived assets and associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows (in thousands):

	2006	2005

Balance on January 1,	$1,058	$723
-Liabilities incurred	10	6
-Accretion of discount	27	21
-Liabilities settled	-	(6)
-Revisions to estimates	-	-
Balance on March 31,	$1,095	$744

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of March 31, 2006, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin 43. This statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have any material effect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement establishes new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. SFAS No. 154 is effective for the Company in the first quarter of 2006.

- -

Note 3 - Discontinued Operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The operating results for the pipeline for the first quarter of 2005 have been reflected in the accompanying unaudited condensed consolidated statement of operations as income from discontinued operations. As of September 30, 2005, the Company had no assets or liabilities associated with this former operation.

Note 4 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
For the three months ended
March 31, 2006
Marketing	$468,488	$3,637	$321	$1,101
Transportation	14,941	1,171	1,124	614
Oil and gas	4,599	2,805	597	2,916
	$488,028	$7,613	$2,042	$4,631
For the three months ended
March 31, 2005
Marketing	$512,155	$3,940	$324	$67
Transportation	13,049	1,169	585	1,845
Oil and gas	2,439	1,515	484	1,578
	$527,643	$6,624	$1,393	$3,490

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Marketing	$220,294	$240,309
Transportation	28,437	28,412
Oil and gas	22,216	20,780
Other	28,216	23,161
	$299,163	$312,662

Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company’s business. All sales by the Company occurred in the United States.

- -

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Segment operating earnings	$7,613	$6,624
- General and administrative	(2,116)	(2,152)
Operating earnings	5,497	4,472
- Interest income	85	21
- Interest expense	(28)	(20)
Earnings from continuing operations
before income taxes	$5,554	$4,473

Note 5 - Transactions with Affiliates

Mr. K. S. “Bud” Adams, Jr., Chairman and Chief Executive Officer, and certain of his family limited partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of March 31, 2006, the Company owed a combined net total of $159,349 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $28,670 during the first three months of 2006.

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

- -

Note 6 - Commitments and Contingencies

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

Note 7 - Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of March 31, 2006 are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Lease residual values	$122	$-	$304	$1,474	$-	$704	$2,604

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel. Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public. Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years. The Company has a number of customers and stations operating under such arrangements and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time. Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers. As of March 31, 2006, the maximum amount of such potential obligation is approximately $1,048,000. Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, the Company and its subsidiaries have no other types of guarantees outstanding that in the future would require liability recognition under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

- -

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result from subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of March 31, 2006, the amount of parental guaranteed obligations are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Bank debt	$-	$1,434	$5,738	$4,303	$-	$-	$11,475
Operating leases	3,287	4,239	4,039	1,717	727	297	14,306
Lease residual values	122	-	304	1,474	-	704	2,604
Commodity purchases	22,428	-	-	-	-	-	22,428
Letters of credit	27,200	-	-	-	-	-	27,200
	$53,037	$5,673	$10,081	$7,494	$727	$1,001	$78,013

- -

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation are presented as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues	$468,488	$512,155

Operating earnings	$3,637	$3,940

Depreciation	$321	$324

Marketing segment revenues result from sales of crude oil, natural gas and refined products such as gasoline and diesel. Required reporting for certain sales transactions is on a gross revenue basis as title passes to the customer, while other sales transactions are reported on a net revenue basis (i.e. the commodity acquisition cost is netted against gross sales value). Components of marketing segment revenues are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Crude oil sales, net of proceeds from buy/sell arrangements	$427,154	$314,335
Crude oil sales proceeds from buy/sell arrangements	-	164,065
Natural gas sales	3,089	1,659
Refined product sales	38,245	32,096

	$468,488	$512,155

Prior to January 1, 2006, proceeds from transactions involving crude oil buy/sell arrangements were reported on a gross revenue basis. Beginning this year, such buy/sell transactions are reported on a net revenue basis. The table above shows this comparison. This required accounting change in 2006 for the presentation of revenue transactions has no impact on reported earnings from operations or net earnings.

As reflected above, crude oil sales net of proceeds from buy/sell arrangements increased by 36 percent to $427,154,000 for the comparative current quarter primarily due to an increase in the commodity price for crude oil. This relationship is reflected in the table of operating statistics shown below. For the Company, natural gas sales are presented on a net revenue basis and the current period revenue increase to $3,089,000 reflects improved gross margins consistent with the analysis for operating earnings presented below. The refined product sales increase to $38,245,000 for the current period also reflects higher commodity prices consistent with the trend for crude oil.

- -

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2006	2005

Field Level Purchase Volumes - Per day (1)
Crude oil - barrels	66,250	70,700
Natural gas - mmbtu’s	343,300	337,000

Average Purchase Price
Crude Oil - per barrel	$60.40	$47.61
Natural Gas - per mmbtu	$7.63	$6.13
_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas field level.

The components of marketing segment operating earnings are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Crude Oil	$1,461	$3,411
Natural Gas	1,791	737
Refined Products	385	(208)

	$3,637	$3,940

Crude oil operating earnings were primarily reduced for the three months ended March 31, 2006 because during the first quarter of 2005 the Company recognized a $2,144,000 gain from liquidating relatively lower priced crude oil inventories into a higher priced market. During 2005, crude oil prices rose from the $43 per barrel range as of January 1, 2005 to the $52 per barrel range as of March 31, 2005. A similar but less dramatic situation recurred in the first quarter of 2006 as crude oil prices rose from the $59 per barrel range as of January 1, 2006 to the $62 per barrel range as of March 31, 2006, producing a $539,000 liquidation gain for the first quarter of 2006. As of March 31, 2006, the Company held 136,724 barrels of crude oil valued at $62.10 per barrel. The first quarter of 2005 for crude oil also benefited from $860,000 of cost recovery from the cash collection of certain previous disputed and fully reserved items. Such items did not recur in 2006.

The Company has reinitiated its prior practice of speculative trading of forward crude oil positions. From 1998 through 2001, the Company had previously engaged in the trading of forward crude oil contracts as a complement to its overall crude oil acquisition business. Financial constraint beginning in 2002 caused the Company to cease its speculative trading activity at that time. However, current market conditions are favorable toward such efforts and the Company re-hired its former personnel to perform this function. The Company has a written statement of policies and procedures to govern this area. During the first quarter of 2006, such speculative crude oil trading activity produced a net gain of approximately $375,000 which is included in crude oil sales.

- -

Operating earnings from natural gas improved by 143 percent to $1,791,000 for the first quarter of 2006 due to improved per unit margins. The 2006 margin improvement resulted from the Company redirecting its available natural gas supply to end markets offering better pricing. Operating earnings from motor fuels and other refined product sales improved from a first quarter of 2005 operating loss to 2006 operating earnings of $385,000 due to improved per unit margins.

-	Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,		Increase
	2006	2005	(Decrease)

Revenues	$14,941	$13,049	14.5%

Operating earnings	$1,171	$1,169	-%

Depreciation	$1,124	$585	92.1%

Transportation segment revenues improved by 14.5 percent to $14,941,000 for the first three months of 2006 due to improved customer demand and higher freight rates. Operating earnings were flat however, due to disproportionate increases in operating costs associated with an expanded fleet, and escalating driver wages and fuel costs. By comparison, fuel cost increased by 28 percent for the comparative first quarter to $2,724,000, while depreciation increased by 92 percent to $1,124,000.

Demand for the Company’s trucking service has remained strong and may in fact be improving. However, continued escalated cost of service combined with a shortage of qualified drivers, tempers projected net earnings growth.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005	Increase
Revenues	$4,599	$2,439	88.6%

Operating earnings	$2,805	$1,515	85.1%

Depreciation and depletion	$597	$484	23.3%

Oil and gas segment revenues and operating earnings improved for the three months ended March 31, 2006 as a result of improved volumes and pricing as shown in the table below. Exploration expense for comparative periods was consistent at $328,000 and $369,000 for the first quarter of 2006 and 2005, respectively. The prior year first quarter also benefited from a $601,000 gain realized on the sale of certain oil and gas properties. Such property sales did not occur in the first quarter of 2006.

- -

Production volumes and price information is as follows:

	Three Months Ended
	March 31,
	2006	2005
Crude Oil
Volume - barrels	19,800	13,800
Average price per barrel	$61.20	$46.88

Natural gas
Volume - mcf	396,000	270,000
Average price per mcf	$8.55	$6.64

During the first three months of 2006, the Company participated in the drilling of eleven wells. Three of the wells were successful, two wells are completing, with one dry hole and five wells currently in process. In addition, three of the six wells that were in process at year-end 2005 have been brought on production in the first quarter of 2006 with the remaining three wells tested as productive but await facilities hook up. Participation in the drilling of approximately 40 wells is planned for the remainder of 2006 on the Company’s prospect acreage in Alabama, Louisiana and Texas.

In the Southern UK North Sea, seismic interpretation work continues on the Company’s acreage block and completion of a prospect package is expected by mid 2006. The Company’s acreage position is a “Promote Block” that does not require a commitment to drill a well. The Company plans to seek a partner to drill the initial wells on a promoted basis. The Company holds a 40 percent interest in the Southern sector block.

 - Income tax

The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

- Discontinued operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The first quarter 2005 operating results for the pipeline are included herein as discontinued operations.

- Outlook

Company management is currently working to develop adequate procedures, controls and documentation in order to comply with the reporting and auditing requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002. Presently, the Company’s Section 404 reporting compliance deadline is December 31, 2007. However, recent appreciation in the market price of the Company’s common stock may accelerate the Company’s Section 404 requirements to December 31, 2006. The stock valuation measurement day for triggering such compliance acceleration is June 30, 2006. Management anticipates hiring outside consultants and incurring additional administrative expenses totaling $1 million during 2006 in order to meet this requirement. Further, there are no assurances that the Company will meet all Section 404 requirements within the required time frame should the deadline be accelerated.

- -

The operating trends occurring in the first quarter of 2006 appear to be holding steady into the second quarter. No significant variations in current operations are presently anticipated aside from the added administrative burden to comply with Sarbanes-Oxley Section 404.

Liquidity and Capital Resources

During the first three months of 2006, net cash provided by operating activities totaled $10,593,000 versus $5,853,000 provided by operations during the first three months of 2005. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Earnings from continuing operations	$3,644	$2,910
Depreciation, depletion and amortization	2,042	1,393
Property and equipment additions	(4,631)	(3,490)

Cash available for other uses	$1,055	$813

Capital expenditures during the first three months of 2006 included $1,101,000 for marketing equipment additions, $614,000 for trailer purchases within the transportation operation and $2,916,000 in property additions associated with oil and gas exploration and production activities. For the remainder of 2006, the Company anticipates expending approximately $11 million on oil and gas exploration projects to be funded from operating cash flow and available working capital. In addition, approximately $1.5 million will be expended toward additional equipment purchases within the Company’s marketing and transportation businesses with funding from available cash flow.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent. The working capital loan provides for borrowings up to $10,000,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of March 31, 2006 was established at $10,000,000 with $7,500,000 of such amount outstanding at March 31, 2006. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is established at $10,000,000 as of March 31, 2006 with $3,975,000 of such amount outstanding at March 31, 2006. The line of credit loans are scheduled to expire on October 31, 2007, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.

- -

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $48,581,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock. The Company was in compliance with these restrictions as of March 31, 2006.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. As of March 31, 2006, the Company had $6 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of March 31, 2006. Letters of credit outstanding under this facility totaled approximately $19.7 million as of March 31, 2006. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. No working capital advances were outstanding under this facility as of March 31, 2006. Letters of credit outstanding under this facility totaled $7.5 million as of March 31, 2006. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

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

3.
Cash flows, by their nature, match physical movements and passage of title. Mark-to-market accounting, on the other hand, creates a divergence between reported earnings and cash flows. Management believes this complicates the picture of stated financial conditions and liquidity.

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

Due to the volume and the complexity of transactions and the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balances due and paying only bonafide properly supported claims. In addition, the Company maintains and monitors its bad debt allowance. Nevertheless a degree of risk always remains due to the customs and practices of the industry.

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

Total long-term debt at March 31, 2006 included $11,475,000 of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of March 31, 2006. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the three-month period ended March 31, 2006.

-	Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas. Commodity price risk in the Company’s marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. From time to time, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. The Company may also enter into price support contracts with certain customers to secure a floor price on the purchase of certain supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. Substantially all forward contracts fall within a six-month to one-year term with no contracts extending longer than three years in duration. The Company monitors all commitments, positions and endeavors to maintain a balanced portfolio.

- -

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Regarding net risk management assets, all of the presented values as of March 31, 2006 and 2005 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $1,489,000, all of which will be received during the remainder of 2006 through July 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Net fair value on January 1,	$1,781	$630
Activity during the period
- Cash received from settled contracts	(894)	(520)
- Net realized gain from prior years’ contracts	107	115
- Net unrealized gain from prior years’ contracts	-	63
- Net unrealized (loss) from prior years’ contracts	(57)	-
- Net unrealized gain from current year contracts	552	362
- Net fair value on September 30,	$1,489	$650

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2006 through March 31, 2006 natural gas price realizations ranged from a monthly low of $5.71 per mmbtu to a monthly high of $13.06 per mmbtu. Oil prices ranged from a low of $46.45 per barrel to a high of $64.40 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,309,000 for the three-month period ended March 31, 2006.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended March 31, 2006 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

- -

A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins, (c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, and (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities, (p) commodity price volatility, and (q) successful completion of drilling activity. For more information, see the discussion under Forward-Looking Statements in the annual report on Form 10-K for the year ended December 31, 2005.

Item 4. Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the Company’s first fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - There have bee no material changes in the Company’s risk factors from those disclosed in the 2005 Form 10-K.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 15, 2006	By /s/K. S. Adams, Jr.
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