Form 10-Q
period 2006-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2006-08-11
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

A total of 4,217,596 shares of Common Stock were outstanding at August 1, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Marketing	$1,042,085	$1,036,190	$573,597	$524,035
Transportation	32,097	27,898	17,156	14,849
Oil and gas	8,846	5,750	4,247	3,311
	1,083,028	1,069,838	595,000	542,195
COSTS AND EXPENSES:
Marketing	1,034,082	1,029,445	569,552	521,554
Transportation	26,719	23,587	14,073	12,292
Oil and gas	2,358	1,610	1,161	1,170
General and administrative	4,120	4,535	2,004	2,383
Depreciation, depletion and amortization	4,436	3,389	2,394	1,996
	1,071,715	1,062,566	589,184	539,395

Operating earnings	11,313	7,272	5,816	2,800
Other income (expense):
Interest income	249	59	164	38
Interest expense	(72)	(52)	(44)	(32)
Earnings from continuing operations
before income taxes	11,490	7,279	5,936	2,806

Income tax provision	3,808	2,520	1,898	957

Earnings from continuing operations	7,682	4,759	4,038	1,849
Income (loss) from discontinued operations, net of tax
Expense (benefit) of zero, ($12), zero and $18	-	(22)	-	37
Net earnings	$7,682	$4,737	$4,038	$1,886

EARNINGS (LOSS) PER SHARE:
From continuing operations	$1.82	$1.13	$.96	$.43
From discontinued operation	-	(.01)	-	.01
Basic and diluted net earnings
per common share	$1.82	$1.12	$.96	$.44

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$21,886	$18,817
Accounts receivable, net of allowance for doubtful
accounts of $556 and $608, respectively	214,339	217,727
Inventories	11,228	11,692
Risk management receivables	6,042	13,324
Income tax receivables	2,031	1,304
Prepayments	4,692	7,586

Total current assets	260,218	270,450

Property and equipment	106,039	98,861
Less - accumulated depreciation,
depletion and amortization	(63,179)	(58,965)
	42,860	39,896
Other assets:
Risk management assets	72	47
Other assets	2,837	2,269
	$305,987	$312,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$207,576	$213,668
Risk management payables	4,862	11,542
Accrued and other liabilities	3,974	4,790
Current deferred income taxes	1,185	1,129
Total current liabilities	217,597	231,129

Long-term debt	9,500	11,475

Other liabilities:
Asset retirement obligations	1,118	1,058
Deferred income taxes and other	4,362	3,296
Risk management liabilities	72	48
	232,649	247,006
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	61,223	53,541
Total shareholders’ equity	73,338	65,656
	$305,987	$312,662

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2006	2005
CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$7,682	$4,759
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities -
Depreciation, depletion and amortization	4,436	3,389
Gains on property sales	(32)	(640)
Impairment on non-producing oil and gas properties	389	202
Other, net	(66)	(65)
Decrease (increase) in accounts receivable	3,388	(3,913)
Decrease (increase) in inventories	464	(3,374)
Risk management activities	601	150
Decrease (increase) in tax receivable	(727)	(327)
Decrease (increase) in prepayments	2,894	4,643
Increase (decrease) in accounts payable	(5,866)	2,668
Increase (decrease) in accrued liabilities	(816)	(1,698)
Deferred income taxes	1,130	366

Net cash provided by continuing operations	13,477	6,160
Net cash provided by discontinued operations	-	117

Net cash provided by operating activities	13,477	6,277

INVESTING ACTIVITIES:
Property and equipment additions	(7,935)	(6,163)
Insurance deposits	(530)	(817)
Proceeds from property sales	32	787

Net cash (used in) investing activities	(8,433)	(6,193)

FINANCING ACTIVITIES:
Net repayments under credit agreements	(1,975)	-

Net cash used in financing activities	(1,975)	-

Increase in cash and cash equivalents	3,069	84

Cash at beginning of period	18,817	19,942

Cash at end of period	$21,886	$20,026

Supplemental disclosure of cash flow information:

Interest paid during the period	$74	$52

Income taxes paid during the period	$3,232	$2,167

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2006 and December 31, 2005, its results of operations and its cash flows for the six months ended June 30, 2006 and 2005. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K for the year ended December 31, 2005. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal funds with maturity of 30 days or less. Included in the cash balance at June 30, 2006 and December 31, 2005 is a deposit of $2 million to collateralize the Company’s month-to-month crude oil letter of credit facility.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

	June 30,	December 31,
	2006	2005

Crude oil	$9,093	$9,924
Petroleum products	2,135	1,768

	$11,228	$11,692

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of June 30, 2006, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, a $389,000 and a $202,000 impairment provision on non-producing properties was recorded in the six-month period ended June 30, 2006 and 2005, respectively. In addition, during the second quarter of 2006, a $188,000 impairment provision on producing oil and gas properties was recorded and included in DD&A as a result of relatively high costs incurred on certain properties relative to their oil and gas reserve additions.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities. The Company has established certain deposits to support its participation in its liability insurance program and such deposits totaled $1,347,000 as of June 30, 2006. In addition, the Company maintains certain deposits to support the collection and remittance of state crude oil severance taxes. Such deposits totaled $995,000 as of June 30, 2006.

Revenue Recognition

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements in accordance with Emerging Issues Task Force (“EITF”) 02-13 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. In contrast, a significant portion of crude oil purchases and sales qualify, and have been designated as, normal purchases and sales. Therefore, crude oil purchases and sales are primarily recorded on a gross revenue basis in the accompanying condensed consolidated financial statements. Those purchases and sales of crude oil that do not qualify as “normal purchases and sales” are recorded on a net revenue basis in the accompanying condensed consolidated financial statements. For “normal purchase and sale” activities, the Company’s customers are invoiced monthly based on contractually agreed upon terms and revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company’s risk management activities is included later in this footnote.

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

Included in marketing segment revenues and costs is the gross proceeds and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons, including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. In September 2005, the EITF of the Financial Accounting Standards Board (“FASB”) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after June 30, 2006. However, the Company adopted Issue 04-13 effective January 1, 2006. Prior period amounts for marketing revenues and marketing costs and expenses in the accompanying condensed consolidated statements of operations were not restated to reflect the requirements of Issue 04-13.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the six-month periods ended June 30, 2006 and 2005. There were no potentially dilutive securities during those periods in 2006 and 2005.

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

Price Risk Management Activities

SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting. The Company had no contracts designated for hedge accounting under SFAS No. 133 during any current reporting periods.

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of June 30, 2006 is $1,180,000, all of which will be received during the remainder of 2006 through December 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the six-month period ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Net fair value on January 1,	$1,781	$630
Activity during the period
-Cash paid (received) from settled contracts	(1,455)	(617)
-Net realized gain from prior years’ contracts	258	149
-Net unrealized gain from prior years’ contracts	-	22
-Net unrealized (loss) from prior years’ contracts	(62)	-
-Net unrealized gain from current year contracts	658	296
Net fair value on June 30,	$1,180	$480

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

	2006	2005

Balance on January 1,	$1,058	$723
-Liabilities incurred	24	11
-Accretion of discount	36	43
-Liabilities settled	-	(11)
-Revisions to estimates	-	-
Balance on June 30,	$1,118	$766

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of June 30, 2006, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement establishes new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. SFAS No. 154 was effective for the Company in the first quarter of 2006.

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.

Note 3 - Discontinued Operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The operating results for the pipeline for the six months and second quarter of 2005 have been reflected in the accompanying unaudited condensed consolidated statement of operations as income from discontinued operations. As of September 30, 2005, the Company had no assets or liabilities associated with this former operation.

Note 4 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Six Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2006
Marketing
- Crude Oil	$947,128	$4,043	$439	$1,254
- Natural gas	5,545	2,422	29	220
- Refined products	89,412	878	192	902
Marketing Total	1,042,085	7,343	660	2,376
Transportation	32,097	3,145	2,233	969
Oil and gas	8,846	4,945	1,543	4,590
	$1,083,028	$15,433	$4,436	$7,935
Period Ended June 30, 2005
Marketing
- Crude Oil	$963,010	$4,988	$371	$57
- Natural gas	3,249	1,114	29	12
- Refined products	69,931	3	240	53
Marketing Total	1,036,190	6,105	640	122
Transportation	27,898	2,994	1,317	2,421
Oil and gas	5,750	2,708	1,432	3,620
	$1,069,838	$11,807	$3,389	$6,163

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2006
Marketing
- Crude Oil	$519,974	$2,582	$232	$169
- Natural gas	2,456	631	14	220
- Refined products	51,167	493	93	886
Marketing Total	573,597	3,706	339	1,275
Transportation	17,156	1,974	1,109	355
Oil and gas	4,247	2,140	946	1,674
	$595,000	$7,820	$2,394	$3,304
Period Ended June 30, 2005
Marketing
- Crude Oil	$484,610	$1,577	$188	$15
- Natural gas	1,590	377	15	-
- Refined products	37,835	211	113	40
Marketing Total	524,035	2,165	316	55
Transportation	14,849	1,825	732	576
Oil and gas	3,311	1,193	948	2,042
	$542,195	$5,183	$1,996	$2,673

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Marketing
- Crude oil	$152,485	$145,097
- Natural gas	53,371	75,741
- Refined products	21,166	19,471
Marketing Total	227,022	240,309
Transportation	28,139	28,412
Oil and gas	22,581	20,780
Other	28,245	23,161
	$305,987	$312,662

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment operating earnings	$15,433	$11,807	$7,820	$5,183
- General and administrative	(4,120)	(4,535)	(2,004)	(2,383)
Operating earnings	11,313	7,272	5,816	2,800
- Interest income	249	59	164	38
- Interest expense	(72)	(52)	(44)	(32)
Earnings from continuing operations
before income taxes	$11,490	$7,279	$5,936	$2,806

Note 5 - Transactions with Affiliates

Mr. K. S. “Bud” Adams, Jr., Chairman and Chief Executive Officer, and certain of his family limited partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions tend to result after the Company has first identified oil and gas prospects of interest. Due to capital budgeting constraints, typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. Such related party transactions are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of June 30, 2006, the Company owed a combined net total of $107,644 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $58,704 during the first six months of 2006.

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

Note 7 - Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of June 30, 2006 are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Lease residual values	$61	$-	$304	$1,475	$217	$469	$2,526

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel. Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public. Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years. The Company has a number of customers and stations operating under such arrangements and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time. Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers. As of June 30, 2006, the maximum amount of such potential obligation is approximately $1,107,000. Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, the Company and its subsidiaries have no other types of guarantees outstanding that in the future would require liability recognition under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result from subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the accompanying condensed consolidated financial statements. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of June 30, 2006, the amount of parental guaranteed obligations are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Bank debt	$-	$1,188	$4,750	$3,562	$-	$-	$9,500
Operating leases	2,087	4,060	3,861	1,539	548	290	12,385
Lease residual values	61	-	304	1,475	217	469	2,526
Commodity purchases	37,640	-	-	-	-	-	37,640
Letters of credit	39,439	-	-	-	-	-	39,439
	$79,227	$5,248	$8,915	$6,576	$765	$759	$101,490

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation are presented as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$1,042,085	$1,036,190	$573,597	$524,035

Operating earnings	$7,343	$6,105	$3,706	$2,165

Depreciation	$660	$640	$339	$316

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Crude oil sales, net of proceeds from buy/sell arrangements	$947,128	$623,757	$519,974	$309,422
Crude oil sales proceeds from buy/sell arrangements	-	339,253	-	175,188
Natural gas sales	5,545	3,249	2,456	1,590
Refined product sales	89,412	69,931	51,167	37,835

	$1,042,085	$1,036,190	$573,597	$524,035

Prior to January 1, 2006, proceeds from transactions involving crude oil buy/sell arrangements were reported on a gross revenue basis. Beginning this year, such buy/sell transactions are reported on a net revenue basis. The table above shows this comparison. This 2006 required accounting change for the presentation of revenue transactions has no impact on net earnings or reported earnings from operations. As shown, crude oil sales net of proceeds from buy/sell arrangements increased by 52 percent to $947,128,000 for the comparative current six month period primarily due to an increase in the commodity price for crude oil. This relationship is reflected in the table of operating statistics shown below.

For natural gas transactions, sales are presented on a net revenue basis. The current period revenue increase to $5,545,000 reflects improved gross margins, consistent with the analysis for operating earnings presented below. The refined product sales increase to $89,412,000 for the current period reflects higher commodity prices consistent with the trend for crude oil.

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Field Level Purchase Volumes - Per day (1)
Crude oil - barrels	65,650	69,900	64,900	69,100
Natural gas - mmbtu’s	335,400	314,000	327,500	291,700

Average Purchase Price
Crude oil - per barrel	$63.51	$48.80	$66.65	$50.00
Natural Gas - per mmbtu’s	$7.01	$6.35	$6.38	$6.61
_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas field level.

The components of marketing segment operating earnings are as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Crude Oil	$4,043	$4,988	$2,582	$1,577
Natural Gas	2,422	1,114	631	377
Refined Products	878	3	493	211

	$7,343	$6,105	$3,706	$2,165

Comparative crude oil operating earnings for the six months ended June 30, 2006 were reduced because the Company benefited from a $1,080,000 reduction in crude oil marketing expenses during 2005 attributable to cash collected on certain previously disputed and fully resolved items. Such items did not recur in 2006. Also during the first half of 2005, the Company recognized a $2,300,000 gain from liquidating relatively lower priced crude oil inventories into a higher priced market. During 2005, crude oil prices rose from the $43 per barrel range as of January 1, 2005 to the $54 per barrel range as of June 30, 2005. A similar situation recurred in 2006 as crude oil prices rose from the $59 per barrel range as of January 1, 2006 to the $70 per barrel range as of June 30, 2006, producing a $1,548,000 liquidation gain for the first half of 2006. As of June 30, 2006, the Company held 130,816 barrels of crude oil valued at $69.51 per barrel. Crude oil operating earnings improved for the second quarter of 2006 relative to the second quarter of 2005 because during 2006, the previously noted inventory liquidation gains primarily occurred during the second quarter while in 2005 such gains primarily occurred during the first quarter.

The Company has reinitiated its prior practice of speculative trading of forward crude oil positions. From 1998 through 2001, the Company had previously engaged in the trading of forward crude oil contracts as a complement to its overall crude oil acquisition business. Financial constraint beginning in 2002 caused the Company to cease its speculative trading activity at that time. However, current market conditions are favorable toward such efforts and the Company re-hired its former personnel to perform this function. The Company has a written statement of policies and procedures to govern this area. During the first half and second quarter of 2006, such speculative crude oil trading activity produced an operating margin of approximately $998,000 and $623,000, respectively which is included in crude oil sales.

Operating earnings from natural gas improved for the six month and three month periods ended June 30, 2006 to $2,422,000 and $631,000, respectively, due to improved per unit margins. The 2006 margin improvement resulted from the Company redirecting its available natural gas supply to end markets offering better pricing. Operating earnings from motor fuels and other refined product sales also improved in 2006 as a result of improved per unit margins.

-	Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2006	2005	Increase	2006	2005	Increase

Revenues	$32,097	$27,898	15.1%	$17,156	$14,849	15.5%

Operating earnings	$3,145	$2,994	5.0%	$1,974	$1,825	8.2%

Depreciation	$2,233	$1,317	69.5%	$1,109	$732	51.5%

Transportation segment revenues improved by 15.1 percent to $32,097,000 for the first six months of 2006 due to improved customer demand and higher freight rates. Operating earnings did not keep pace however, due to disproportionate increases in operating costs associated with an expanded fleet, and escalating driver wages and fuel costs. By comparison, fuel cost increased by 31 percent for the comparative first half to $6,005,000, while depreciation increased by 70 percent to $2,233,000. Comparative quarterly results were consistent with the six-month variations.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2006	2005	Increase	2006	2005	Increase
Revenues	$8,846	$5,750	53.8%	$4,247	$3,311	28.2%

Operating earnings	$4,945	$2,708	82.6%	$2,140	$1,193	79.4%

Depreciation and depletion	$1,543	$1,432	7.8%	$946	$948	-

Oil and gas segment revenues and operating earnings improved for the six months ended June 30, 2006 as a result of improved volumes and pricing as shown in the table below. Exploration expense for the comparative periods was $646,000 and $816,000 for the first six months of 2006 and 2005, respectively. Comparative quarterly results were consistent with the six-month variations.

Production volumes and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Crude Oil
Volume - barrels	39,570	31,600	19,760	17,800
Average price per barrel	$64.53	$48.77	$67.88	$50.23

Natural gas
Volume - mcf	795,560	616,000	399,430	346,000
Average price per mcf	$7.91	6.83	$7.27	$6.99

During the first six months of 2006, the Company participated in the drilling of nineteen wells. Thirteen of the wells were successful, four wells are completing, with one development dry hole and one well currently in process. In addition, three of the six wells that were in process at year-end 2005 have been brought on production in the first quarter of 2006 with the remaining three wells tested as productive but await facilities hook up. Participation in the drilling of approximately 15 wells is planned for the remainder of 2006 on the Company’s prospect acreage in Alabama, Louisiana and Texas.

In the Southern UK North Sea, seismic interpretation work is complete on the Company’s acreage block. A prospect package is being prepared to present to prospective partners. The Company’s acreage position is a “Promote Block” that does not require a commitment to drill a well. The Company will be seeking a partner to drill the initial wells on a promoted basis. The Company holds a 40 percent interest in the Southern sector block.

- General and administrative

Current period general and administrative expenses are reduced through the first six months of 2006 because the Company incurred $117,000 of third party costs for its Sarbanes-Oxley Act compliance efforts versus $641,000 of such costs incurred during the 2005 six-month period. Quarterly comparisons are consistent with the six-month trend.

- Income tax

The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods. During the second quarter of 2006, the State of Texas changed its regulations governing corporate income tax. As a result of this change, the Company revised its estimate of the future impact of the reversal of certain items for state taxation. As a result, during the second quarter of 2006, the Company’s income tax provision was reduced by $118,000 relative to taxes as would otherwise have been provided.

- Discontinued operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The operating results for the pipeline for the first half of 2005 are included herein as discontinued operations.

- Outlook

The Company is in a period of increased marketplace volatility for all segments of its business. Therefore, the direction and trend for operating earnings is not readily determinable. Historically, the Company’s business segments have maintained a natural counter cyclical balance. If history is a guide, certain aspects of the Company’s business may trend up while certain aspects may trend down, all dependent upon many marketplace factors.

Liquidity and Capital Resources

During the first six months of 2006, net cash provided by operating activities totaled $13,477,000 versus $6,277,000 provided by operations during the first six months of 2005. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Earnings from continuing operations	$13,477	$6,160
Depreciation, depletion and amortization	4,436	3,389
Property and equipment additions	(7,935)	(6,163)

Cash available for other uses	$9,978	$3,386

Capital expenditures during the first six months of 2006 included $2,376,000 for marketing equipment additions, $969,000 for primarily trailer purchases within the transportation operation and $4,590,000 in property additions associated with oil and gas exploration and production activities. For the remainder of 2006, the Company anticipates expending approximately $6 million on oil and gas exploration and development projects to be funded from operating cash flow and available working capital. In addition, approximately $500,000 will be expended toward additional equipment purchases within the Company’s marketing and transportation businesses with funding from available cash flow.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent. The working capital loan provides for borrowings up to $10,000,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of June 30, 2006 was established at $10,000,000 with $7,500,000 of such amount outstanding at June 30, 2006. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is established at $10,000,000 as of June 30, 2006 with $2,000,000 of such amount outstanding at June 30, 2006. The line of credit loans are scheduled to expire on October 31, 2007, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $50,621,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock. The Company was in compliance with these restrictions as of June 30, 2006.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. As of June 30, 2006, the Company had $6 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of June 30, 2006. Letters of credit outstanding under this facility totaled approximately $33.4 million as of June 30, 2006. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. No working capital advances were outstanding under this facility as of June 30, 2006. Letters of credit outstanding under this facility totaled $6 million as of June 30, 2006. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

Critical Accounting Policies and Use of Estimates

- Fair Value Accounting

As an integral part of its marketing operation, the Company enters into certain forward commodity contracts that are required to be recorded at fair value in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related accounting pronouncements. Management believes this required accounting, known as mark-to-market accounting, creates variations in reported earnings and the reported earnings trend. Under mark-to-market accounting, significant levels of earnings are recognized in the period of contract initiation rather than the period when the service is provided and title passes from supplier to customer. As it affects the Company’s operation, management believes mark-to-market accounting impacts reported earnings and the presentation of financial condition in three important ways:

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

From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, management would evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure as provided in the guidelines of SFAS No. 5, “Accounting for Contingencies”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

-	Interest Rate Risk

Total long-term debt at June 30, 2006 included $9,500,000 of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of June 30, 2006. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the six-month period ended June 30, 2006.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Regarding net risk management assets, all of the presented values as of June 30, 2006 and 2005 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $1,180,000, all of which will be received during the remainder of 2006 through December 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the six months ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Net fair value on January 1,	$1,781	$630
Activity during the period
- Cash received from settled contracts	(1,455)	(617)
- Net realized gain from prior years’ contracts	258	149
- Net unrealized gain from prior years’ contracts	-	22
- Net unrealized (loss) from prior years’ contracts	(62)	-
- Net unrealized gain from current year contracts	658	296
- Net fair value on June 30,	$1,180	$480

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2006 through June 30, 2006 natural gas price realizations ranged from a monthly low of $5.17 per mmbtu to a monthly high of $13.06 per mmbtu. Oil prices ranged from a low of $61.30 per barrel to a high of $70.14 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,794,000 for the six-month period ended June 30, 2006.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended June 30, 2006 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

During the Company’s second quarter, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2005 Form 10-K for the year ended December 31, 2005.

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders.

On May 22, 2006, the Company held its annual meeting of shareholders, at which seven directors were elected. The vote totals were as follows:

Director	Votes For	Votes Withheld
K. S. Adams, Jr.	4,044,628	13,091
F. T. Webster	4,045,227	12,492
E. C. Reinauer, Jr.	4,008,261	49,458
E. Wieck	4,008,261	49,458
E. J. Webster, Jr.	4,008,061	49,658
W. B. Wiener III	4,008,561	49,158
R. B. Abshire	4,000,261	57,458

Item 5. - None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 11, 2006	By /s/K. S. Adams, Jr.
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