Form 10-Q
period 2006-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2006-11-14
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

A total of 4,217,596 shares of Common Stock were outstanding at November 7, 2006.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Marketing	$1,647,062	$1,654,585	$604,977	$618,395
Transportation	48,277	41,765	16,180	13,867
Oil and gas	12,687	10,495	3,841	4,745
	1,708,026	1,706,845	624,998	637,007
COSTS AND EXPENSES:
Marketing	1,636,839	1,641,614	602,757	612,170
Transportation	40,438	35,401	13,719	11,814
Oil and gas	3,761	3,882	1,403	2,272
General and administrative	6,230	6,494	2,110	1,959
Depreciation, depletion and amortization	7,177	5,113	2,741	1,723
	1,694,445	1,692,504	622,730	629,938

Operating earnings	13,581	14,341	2,268	7,069
Other income (expense):
Interest income	487	116	238	57
Interest expense	(112)	(80)	(40)	(28)
Earnings from continuing operations
before income taxes	13,956	14,377	2,466	7,098

Income tax provision	4,597	4,622	789	2,102

Earnings from continuing operations	9,359	9,755	1,677	4,996
Income from discontinued operations, net of tax
provision of zero, $143, zero and $155, respectively	-	279	-	301
Net earnings	$9,359	$10,034	$1,677	$5,297

EARNINGS PER SHARE:
From continuing operations	$2.22	$2.31	$.40	$1.19
From discontinued operation	-	.07	-	.07
Basic and diluted net earnings
per common share	$2.22	$2.38	$.40	$1.26

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$22,312	$18,817
Accounts receivable, net of allowance for doubtful
accounts of $670 and $608, respectively	184,485	217,727
Inventories	8,863	11,692
Risk management receivables	9,408	13,324
Income tax receivables	2,293	1,304
Prepayments	3,612	7,586

Total current assets	230,973	270,450

Property and equipment	109,355	98,861
Less - accumulated depreciation,
depletion and amortization	(65,860)	(58,965)
	43,495	39,896
Other assets:
Risk management assets	15	47
Other assets	2,913	2,269
	$277,396	$312,662

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$178,279	$213,668
Risk management payables	7,997	11,542
Accrued and other liabilities	6,759	4,790
Current deferred income taxes	13	1,129
Total current liabilities	193,048	231,129

Long-term debt	3,000	11,475

Other liabilities:
Asset retirement obligations	1,112	1,058
Deferred income taxes and other	5,221	3,296
Risk management liabilities	-	48
	202,381	247,006
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	62,900	53,541
Total shareholders’ equity	75,015	65,656
	$277,396	$312,662

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2006	2005
CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$9,359	$9,755
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities -
Depreciation, depletion and amortization	7,177	5,113
Gains on property sales	(46)	(1,044)
Impairment on non-producing oil and gas properties	420	313
Other, net	(116)	(151)
Decrease (increase) in accounts receivable	33,242	(43,852)
Decrease (increase) in inventories	2,829	(2,127)
Risk management activities	355	17
Decrease (increase) in tax receivable	(989)	-
Decrease (increase) in prepayments	3,974	4,778
Increase (decrease) in accounts payable	(35,150)	39,474
Increase (decrease) in accrued liabilities	1,969	(539)
Deferred income taxes	750	85

Net cash provided by continuing operations	23,774	11,979
Net cash provided by discontinued operations	-	180

Net cash provided by operating activities	23,774	12,159

INVESTING ACTIVITIES:
Property and equipment additions	(11,334)	(8,415)
Insurance deposits	(530)	(817)
Proceeds from property sales	60	1,191

Net cash used in continuing operations	(11,804)	(8,041)
Proceeds from sale of discontinued property	-	550

Net cash used in investing activities	(11,804)	(7,491)

FINANCING ACTIVITIES:
Net repayments under credit agreements	(8,475)	-

Net cash used in financing activities	(8,475)	-

Increase in cash and cash equivalents	3,495	4,668

Cash at beginning of period	18,817	19,942

Cash at end of period	$22,312	$24,610

Supplemental disclosure of cash flow information:

Interest paid during the period	$112	$64

Income taxes paid during the period	$4,842	$4,031

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2006 and December 31, 2005, its results of operations and its cash flows for the nine months ended September 30, 2006 and 2005. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K for the year ended December 31, 2005. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

	September 30,	December 31,
	2006	2005

Crude oil	$6,766	$9,924
Petroleum products	2,097	1,768

	$8,863	$11,692

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of September 30, 2006, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, a $420,000 and a $313,000 impairment provision on non-producing properties was recorded in the nine-month periods ended September 30, 2006 and 2005, respectively. In addition, during the first nine months of 2006, a $520,000 impairment provision on producing oil and gas properties was recorded and included in DD&A as a result of relatively high costs incurred on certain properties relative to their oil and gas reserve additions.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities. The Company has established certain deposits to support its participation in its liability insurance program and such deposits totaled $1,347,000 as of September 30, 2006. In addition, the Company maintains certain deposits to support the collection and remittance of state crude oil severance taxes. Such deposits totaled $1,008,000 as of September 30, 2006.

Revenue Recognition

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements in accordance with Emerging Issues Task Force (“EITF”) 02-13 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. In contrast, a significant portion of crude oil purchases and sales qualify, and have been designated as, normal purchases and sales. Therefore, such crude oil purchases and sales are recorded on a gross revenue basis in the accompanying condensed consolidated financial statements. Those purchases and sales of crude oil that do not qualify as “normal purchases and sales” are recorded on a net revenue basis in the accompanying condensed consolidated financial statements. For “normal purchase and sale” activities, the Company’s customers are invoiced monthly based on contractually agreed upon terms and revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company’s risk management activities is included later in this footnote.

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

Included in marketing segment activities is the gross proceeds and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons, including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. In September 2005, the EITF of the Financial Accounting Standards Board (“FASB”) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements, and modifications or renewals of existing arrangements, entered into after March 31, 2006. However, the Company adopted Issue 04-13 effective January 1, 2006. Prior period amounts for marketing revenues and marketing costs and expenses in the accompanying condensed consolidated statements of operations were not restated to reflect the requirements of Issue 04-13. Such buy/sell amounts totaled approximately $532,402,000 and $193,149,000 for marketing revenues and costs in the nine month and six month periods ended September 30, 2005, respectively.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the nine-month periods ended September 30, 2006 and 2005. There were no potentially dilutive securities during those periods in 2006 and 2005.

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

The Company’s forward crude oil contracts are designated as normal purchases and sales. Natural gas forward contracts and energy trading contracts on crude oil and natural gas are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of September 30, 2006 is $1,426,000, all of which will be received during the remainder of 2006 through December 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the nine-month period ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Net fair value on January 1,	$1,781	$630
Activity during the period
-Cash paid (received) from settled contracts	(1,979)	(890)
-Net realized gain from prior years’ contracts	360	308
-Net unrealized gain from prior years’ contracts	-	5
-Net unrealized (loss) from prior years’ contracts	(83)	-
-Net unrealized gain from current year contracts	1,347	403
Net fair value on September 30,	$1,426	$456

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

	2006	2005

Balance on January 1,	$1,058	$723
-Liabilities incurred	22	23
-Accretion of discount	46	57
-Liabilities settled	(14)	(97)
-Revisions to estimates	-	-
Balance on September 30,	$1,112	$706

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of September 30, 2006, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin 43. This statement was effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The adoption of this statement did not have any material effect on the Company’s financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.

Note 3 - Discontinued Operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The operating results for the pipeline for the nine months and third quarter of 2005 have been reflected in the accompanying unaudited condensed consolidated statement of operations as income from discontinued operations. As of September 30, 2005, the Company had no assets or liabilities associated with this former operation.

Note 4 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Nine Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2006
Marketing
- Crude Oil	$1,498,007	$3,568	$656	$1,324
- Natural gas	9,632	4,340	44	326
- Refined products	139,423	1,325	290	1,000
Marketing Total	1,647,062	9,233	990	2,650
Transportation	48,277	4,472	3,367	1,186
Oil and gas	12,687	6,106	2,820	7,498
	$1,708,026	$19,811	$7,177	$11,334
Period Ended September 30, 2005
Marketing
- Crude Oil	$1,532,346	$8,543	$557	$71
- Natural gas	6,527	3,352	43	12
- Refined products	115,712	124	352	161
Marketing Total	1,654,585	12,019	952	244
Transportation	41,765	4,225	2,139	3,836
Oil and gas	10,495	4,591	2,022	4,335
	$1,706,845	$20,835	$5,113	$8,415

- Three Month Comparison
	Revenues	Segment Operating Earnings (Loss)	Depreciation Depletion and Amortization	Property and Equipment Additions
Period Ended September 30, 2006
Marketing
- Crude Oil	$550,879	$(475)	$217	$70
- Natural gas	4,087	1,918	15	106
- Refined products	50,011	447	98	98
Marketing Total	604,977	1,890	330	274
Transportation	16,180	1,327	1,134	217
Oil and gas	3,841	1,161	1,277	2,908
	$624,998	$4,378	$2,741	$3,399
Period Ended September 30, 2005
Marketing
- Crude Oil	$569,336	$3,555	$185	$14
- Natural gas	3,278	2,238	14	-
- Refined products	45,781	121	112	108
Marketing Total	618,395	5,914	311	122
Transportation	13,867	1,231	822	1,415
Oil and gas	4,745	1,883	590	715
	$637,007	$9,028	$1,723	$2,252

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Marketing
- Crude oil	$130,292	$145,097
- Natural gas	49,703	75,741
- Refined products	18,552	19,471
Marketing Total	198,547	240,309
Transportation	25,576	28,412
Oil and gas	24,520	20,780
Other	28,753	23,161
	$277,396	$312,662

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment operating earnings	$19,811	$20,835	$4,378	$9,028
- General and administrative	(6,230)	(6,494)	(2,110)	(1,959)
Operating earnings	13,581	14,341	2,268	7,069
- Interest income	487	116	238	57
- Interest expense	(112)	(80)	(40)	(28)
Earnings from continuing operations
Before income taxes	$13,956	$14,377	$2,466	$7,098

Note 5 - Transactions with Affiliates

Mr. K. S. “Bud” Adams, Jr., Chairman and Chief Executive Officer, and certain of his family limited partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest. Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. In those instances where there was no excess availability, there has been no related party participation. Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party. When such related party transactions occur, they are individually reviewed and approved by a committee of independent directors on the Company’s Board of Directors. As of September 30, 2006, the Company owed a combined net total of $116,576 to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $88,737 during the first nine months of 2006.

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

Note 7 - Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. Aggregate guaranteed residual values for tractors and trailers under operating leases as of September 30, 2006 are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Lease residual values	$-	$-	$304	$1,475	$217	$469	$2,465

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel. Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public. Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years. The Company has a number of customers and stations operating under such arrangements and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time. Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers. As of September 30, 2006, the maximum amount of such potential obligation is approximately $1,381,000. Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, the Company and its subsidiaries have no other types of guarantees outstanding that in the future would require liability recognition under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result from subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the accompanying condensed consolidated financial statements. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of September 30, 2006, the amount of parental guaranteed obligations are as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Bank debt	$-	$375	$1,500	$1,125	$-	$-	$3,000
Operating leases	1,035	4,060	3,861	1,539	548	290	11,332
Lease residual values	-	-	304	1,475	217	469	2,465
Commodity purchases	30,570	-	-	-	-	-	30,570
Letters of credit	45,857	-	-	-	-	-	45,857
	$77,462	$4,435	$5,665	$4,139	$765	$759	$93,225

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation are presented as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,647,062	$1,654,585	$604,977	$618,395

Operating earnings	$9,233	$12,019	$1,890	$5,914

Depreciation	$990	$952	$330	$311

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Crude oil sales, net of proceeds from buy/sell arrangements	$1,498,007	$999,944	$550,879	$376,187
Crude oil sales proceeds from buy/sell arrangements	-	532,402	-	193,149
Natural gas sales	9,632	6,527	4,087	3,278
Refined product sales	139,423	115,712	50,011	45,781

Total Reported Marketing Revenues	$1,647,062	$1,654,585	$604,977	$618,395

Prior to January 1, 2006, proceeds from transactions involving crude oil buy/sell arrangements were reported on a gross revenue basis. Beginning this year, such buy/sell transactions are reported on a net revenue basis. The table above shows comparative revenues. This 2006 required accounting change for the presentation of revenue transactions has no impact on net earnings or reported earnings from operations.

Crude oil sales, net of proceeds from buy/sell arrangements, increased by 50 percent to $1,503,658,000 for the comparative current nine month period. The revenue increase was due, in part to a 23 percent increase in average crude oil prices as shown in the table below. Also contributing to the revenue increase was an increase in crude oil sale volumes at major trade locations in order to support the Company’s wellhead level crude oil business. During 2006, future month crude oil prices have tended to exceed current or “spot” month prices. In order to retain its supplier base, the Company has increasingly offered to purchase wellhead volumes based on future month’s crude oil pricing scenarios. This pricing strategy has necessitated increasing crude oil volumes at trade locations in order to profitably respond to this marketing need. Crude oil variations for the three month periods are consistent with this trend.

For natural gas transactions, sales are presented on a net revenue basis. The current period revenue increase to $9,632,000 reflects improved gross margins, consistent with the analysis for operating earnings presented below. The refined product sales increase to $139,423,000 for the current period reflects higher commodity prices consistent with the trend for crude oil.

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Field Level Purchase Volumes - Per day (1)
Crude oil - barrels	62,950	67,600	57,621	63,000
Natural gas - mmbtu’s	342,400	299,000	356,100	269,000

Average Purchase Price
Crude oil - per barrel	$64.52	$52.21	$66.77	$59.72
Natural Gas - per mmbtu’s	$6.70	$7.01	$6.14	$8.53
_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas field level.

The components of marketing segment operating earnings (loss) are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Crude Oil	$3,568	$8,543	$(475)	$3,555
Natural Gas	4,340	3,352	1,918	2,238
Refined Products	1,325	124	447	121
	$9,233	$12,019	$1,890	$5,914

Reduced crude oil operating earnings for 2006 resulted from a change in the trend line for crude oil prices. During the first nine months of 2005, crude oil prices generally increased from the $43 per barrel range in January 2005 to the $62 per barrel range in September 2005. This trend enabled the Company to liquidate relatively lower priced inventories into a higher priced market generating $3.7 million in gains for the first nine months of 2005, including a $1.4 million gain during the third quarter of 2005. Crude oil prices which had trended up during most of 2006 fell back in September and October to the $58 per barrel range. As a result, during the third quarter of 2006, the Company experienced a $1.5 million inventory liquidation and valuation loss with a full nine month net inventory valuation loss of $125,000. Included in the third quarter of 2006 inventory valuation loss was approximately $575,000 attributable to a lower of cost or market write-down as the market price for crude oil fell below the Company’s cost basis. As of September 30, 2006, the Company held crude oil inventories totaling 116,297 barrels at an average price of $58.17 per barrel. Also contributing to the comparative earnings reduction was a $1,080,000 reduction in reported costs during 2005 attributable to cash collected on certain previously disputed and fully reserved items. Such items did not recur in 2006.

The Company has reinitiated its prior practice of speculative trading of forward crude oil positions. From 1998 through 2001, the Company had previously engaged in the trading of forward crude oil contracts as a complement to its overall crude oil acquisition business. Financial constraints beginning in 2002 caused the Company to cease its speculative trading activity at that time. However, current market conditions are favorable toward such efforts and the Company re-hired its former personnel to perform this function. The Company has a written statement of policies and procedures to govern these activities. During the first nine months and third quarter of 2006, such speculative crude oil trading activity produced an operating margin of approximately $997,000 and an operating loss of $1,000 which is included in crude oil sales and costs, respectively.

Operating earnings from natural gas improved for the first nine months of 2006 but declined for the comparative third quarter of 2006. The earnings variation is attributable to fluctuating unit margins offered by the marketplace during the respective periods. Operating earnings from motor fuels and other refined product sales consistently improved in 2006 as a result of improved per unit margins.

-	Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2006	2005	Increase	2006	2005	Increase

Revenues	$48,277	$41,765	16%	$16,180	$13,867	17%

Operating earnings	$4,472	$4,225	6%	$1,327	$1,231	8%

Depreciation	$3,367	$2,139	57%	$1,134	$822	38%

Transportation segment revenues improved by 16 percent to $48,277,000 for the first nine months of 2006 due to improved customer demand and higher freight rates. Operating earnings did not keep pace however, due to disproportionate increases in operating costs associated with an expanded fleet, and escalating driver wages and fuel costs. By comparison, fuel costs increased by 26 percent for the comparative first nine months to $9,057,000, while depreciation increased by 57 percent to $3,367,000. Comparative quarterly results were consistent with the nine-month variations.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,		Increase
	2006	2005	Increase	2006	2005	(Decrease)
Revenues	$12,687	$10,495	21%	$3,841	$4,745	(19%)

Operating earnings	$6,106	$4,591	33%	$1,161	$1,883	(38%)

Depreciation and depletion	$2,820	$2,022	39%	$1,277	$590	116%

Oil and gas segment revenues and operating earnings improved for the nine months ended September 30, 2006 as a result of improved volumes and prices as shown in the table below coupled with reduced exploration expense during 2006. Exploration expense totaled $1,099,000 and $2,247,000 for the first nine months of 2006 and 2005, respectively. Partially offsetting the higher exploration expense in 2005 was a first quarter 2005 gain on the sale of certain oil and gas properties totaling $601,000 that was reported as a net reduction in costs. Such gain did not recur in 2006.

For the comparative third quarter of 2006, operating earnings were reduced due to normal production declines and because of reduced natural gas prices as shown in the table below. Exploration expenses totaled $453,000 for the third quarter of 2006 compared to $1,431,000 for the third quarter of 2005. This cost reduction was partially offset by a third quarter 2006 impairment provision totaling $352,000 on producing oil and gas properties as a result of the decline in natural gas prices.

Production volumes and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Crude Oil
Volume - barrels	56,650	51,300	17,080	19,700
Average price per barrel	$66.01	$53.09	$69.45	$59.99

Natural gas
Volume - mcf	1,175,300	1,048,000	379,750	432,000
Average price per mcf	$7.61	7.41	$6.99	$8.23

During the first nine months of 2006, the Company participated in the drilling of twenty six wells. Eighteen of the wells were successful, four wells are completing, with two development dry holes and two wells currently in process. In addition, five of the six wells that were in process at year-end 2005 have been brought on production in 2006 with the remaining well testing as productive but awaiting facilities hook up. Participation in the drilling of approximately 12 wells is planned for the remainder of 2006 on the Company’s prospect acreage in Alabama, Louisiana and Texas.

In the Southern UK North Sea a prospect package has been offered to prospective partners. Regrettably, the potential prospect reserve were regarded as too small and the Company was unsuccessful in finding a partner. The Block will be relinquished effective December 4, 2006. No additional expenses will be incurred as a result of relinquishing this prospect acreage.

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

- Discontinued operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The operating results for the pipeline are included herein as discontinued operations.

- Outlook

The Company has recently experienced two areas of concern. The first is declining commodity prices for crude oil and natural gas, although natural gas has experienced some recent recovery. The second trend is some reduced demand for the Company’s chemical based trucking services, reflective of a slowing United States economy. Because of these factors, fourth quarter 2006 results are expected to more align with the third quarter rather than with results for the first half of 2006.

Liquidity and Capital Resources

During the first nine months of 2006, net cash provided by operating activities totaled $23,774,000 versus $12,159,000 provided by operations during the first nine months of 2005. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Earnings from continuing operations	$9,359	$9,755
Depreciation, depletion and amortization	7,177	5,113
Property and equipment additions	(11,334)	(8,415)
Repayments under credit agreements	(8,475)	-

Cash available for (sourced from) other activities	$(3,273)	$6,453

Capital expenditures during the first nine months of 2006 included $2,650,000 for marketing equipment additions, $1,186,000 for primarily trailer purchases within the transportation segment and $7,498,000 in property additions associated with oil and gas exploration and production activities. For the remainder of 2006, the Company anticipates expending approximately $3 million on oil and gas exploration and development projects to be funded from operating cash flow and available working capital. Included in projected expenditures for oil and gas projects is approximately $500,000 to be incurred and expensed for geological and seismic study.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent. The working capital loan provides for borrowings up to $10 million based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of September 30, 2006 was established at $10 million with $3 million of such amount outstanding at September 30, 2006. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is established at $10 million as of September 30, 2006 with no amounts outstanding at September 30, 2006. The line of credit loans are scheduled to expire on October 31, 2007, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $51,439,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock. The Company was in compliance with these restrictions as of September 30, 2006.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to approximately $40 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. As of September 30, 2006, the Company had $6 million of eligible borrowing capacity under this facility and no working capital advances outstanding. Letters of credit outstanding under this facility totaled approximately $40.7 million as of September 30, 2006. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. No working capital advances were outstanding under this facility as of September 30, 2006. Letters of credit outstanding under this facility totaled $5 million as of September 30, 2006. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

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

- Trade Accounts

Accounts receivable and accounts payable typically represent the single most significant assets and liabilities of the Company. Particularly within the Company’s energy marketing and oil and gas exploration and production operations, there is a high degree of interdependence with and reliance upon third parties (including transaction counterparties) to provide adequate information for the proper recording of amounts receivable or payable. Substantially all such third parties are larger firms providing the Company with the source documents for recording trade activity. It is commonplace for these entities to retroactively adjust or correct such documents. This typically requires the Company to either, absorb, benefit from, or pass along such corrections to another third party.

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

Total long-term debt at September 30, 2006 included $3 million of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of September 30, 2006. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the nine-month period ended September 30, 2006.

-	Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas. Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas. Commodity price risk in the Company’s marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. From time to time, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. The Company may also enter into price support contracts with certain customers to secure a floor price on the purchase of certain supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. Substantially all forward contracts fall within a nine-month to one-year term with no contracts extending longer than three years in duration. The Company monitors all commitments, positions and endeavors to maintain a balanced portfolio.

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Regarding net risk management assets, all of the presented values as of September 30, 2006 and 2005 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $1,426,000, all of which will be received during the remainder of 2006 through December 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Net fair value on January 1,	$1,781	$630
Activity during the period
- Cash received from settled contracts	(1,979)	(890)
- Net realized gain from prior years’ contracts	360	308
- Net unrealized gain from prior years’ contracts	-	5
- Net unrealized (loss) from prior years’ contracts	(83)	-
- Net unrealized gain from current year contracts	1,347	403
- Net fair value on September 30,	$1,426	$456

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2006 through September 30, 2006 natural gas price realizations ranged from a monthly low of $3.87 per mmbtu to a monthly high of $13.06 per mmbtu. Oil prices ranged from a low of $61.30 per barrel to a high of $73.64 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,945,000 for the nine-month period ended September 30, 2006.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended September 30, 2006 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins, (c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities, (p) commodity price volatility, (q) demand for chemical based trucking operations, and (r) successful completion of drilling activity. For more information, see the discussion under Forward-Looking Statements in the annual report on Form 10-K for the year ended December 31, 2005.

Item 4. Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act” ), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the Company’s third quarter, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 14, 2006	By /s/K. S. Adams, Jr.
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