Form 10-K
period 2006-12-30
ADAMS RESOURCES & ENERGY, INC.
filed 2007-03-30
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006
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
YES ___NO _X_

The aggregate market value of the voting stock held by nonaffiliates as of June 30, 2006 based on the closing price of the common stock on the American Stock Exchange for such date was $67,588,696. A total of 4,217,596 shares of Common Stock were outstanding at March 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Annual Meeting of Stockholders to be held May 21, 2007 is incorporated by reference in Part III.

PART I
ITEMS 1 and 2. BUSINESS AND PROPERTIES

Forward-Looking Statements -Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2006 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements. Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Business Activities

Adams Resources & Energy, Inc. and its subsidiaries (the "Company") are engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Adams Resources & Energy, Inc. is a Delaware corporation organized in 1973. The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2006 are set forth in Note (10) of Notes to Consolidated Financial Statements included elsewhere herein.

Crude Oil, Natural Gas and Refined Products Marketing

The Company’s subsidiary, Gulfmark Energy, Inc. (“Gulfmark”), purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan. During 2006, Gulfmark purchased approximately 61,800 barrels per day of crude oil at the wellhead or lease level. Gulfmark also operates 70 tractor-trailer rigs and maintains over 50 pipeline inventory locations or injection stations. Gulfmark has the ability to barge oil from nine oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 120,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products. Gulfmark arranges transportation for sales to customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil.

The Company’s subsidiary, Adams Resources Marketing, Ltd. (“ARM”), operates as a wholesale purchaser, distributor and marketer of natural gas. ARM’s focus is on the purchase of natural gas at the producer level. During 2006, ARM purchased approximately 354,000 mmbtu’s of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately 60 independent producers with the primary production areas being the Louisiana and Texas Gulf Coast and the offshore Gulf of Mexico region. ARM provides value added services to its customers by providing access to common carrier pipelines and handling daily volume balancing requirements as well as risk management services.

The Company’s subsidiary, Ada Resources, Inc. (“Ada”), markets branded and unbranded refined petroleum products, such as motor fuels and lubricants. Ada makes purchases based on the supplier’s established distributor prices, with such prices generally being lower than Ada’s sales price to its customers. Motor fuel sales include automotive gasoline, aviation gasoline, distillates and jet fuel. Lubricants consist of passenger car motor oils as well as a full complement of industrial oils and greases. Ada is also involved in the railroad servicing industry, including fueling and lubricating locomotives as well as performing routine maintenance on the power units. Further, the United States Coast Guard has certified Ada as a direct-to-vessel approved marine fuel and lube vendor. In addition, the Internal Revenue Service has approved Ada as a Certified Biodiesel Blender, which provides enhanced margin opportunities. Ada’s marketing area primarily includes the Texas Gulf Coast and southern Louisiana. The primary product distribution and warehousing facility is located on 5.5 Company-owned acres in Houston, Texas. The property includes a 60,000 square foot warehouse, 11,000 square feet of office space and bulk storage for 320,000 gallons of lubricating oil.

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

Tank Truck Transportation

The Company’s subsidiary, Service Transport Company (“STC”), transports liquid chemicals on a "for hire" basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list. Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation. Presently, STC operates 314 truck tractors of which 29 are independent owner-operator units. The Company also maintains 446 tank trailers. In addition, STC maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a Houston terminal facility situated on 22 Company-owned acres and includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system. The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

STC is compliant with ISO 9001:2000 Standard. The scope of this Quality System Certificate covers the carriage of bulk liquids throughout the Company’s area of operations as well as the tank trailer cleaning facilities and equipment maintenance. STC’s quality management process is one of its major assets. The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids continuous improvement in all areas of quality service. In addition to its ISO 9001:2000 practices, the American Chemistry Council recognizes STC as a Responsible Care© Partner. Responsible Care© Partners are those companies that serve the chemical industry and implement and monitor the seven Codes of Management Practices. The seven codes address compliance and continuing improvement in (1) Community Awareness and Emergency Response, (2) Pollution Prevention, (3) Process Safety, (4) Distribution, (5) Employee Health and Safety, (6) Product Stewardship and (7) Security.

Oil and Gas Exploration and Production

The Company’s subsidiary, Adams Resources Exploration Corporation, is actively engaged in the exploration and development of domestic oil and gas properties primarily along the Louisiana and Texas Gulf Coast. Exploration offices are maintained at the Company's headquarters in Houston and the Company holds an interest in 316 wells of which 42 are Company operated.

Producing Wells--The following table sets forth the Company's gross and net productive wells as of December 31, 2006. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells			Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	57	13.02	65	4.59	122	17.61
Louisiana	24	1.36	48	4.37	72	5.73
Other	73	1.75	49	6.64	122	8.39
	154	16.13	162	15.60	316	31.73

Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2006. Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	68,436	11,909	121,770	13,677
Louisiana	7,550	622	3,228	216
Other	4,261	754	16,307	2,402
	80,247	13,285	141,305	16,295

Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2006. All drilling activity was onshore in Texas, Louisiana and Alabama.

	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	6.52		4.33		12.59
- Dry	3.35		6.58		6.44

Development wells drilled
- Productive	26	1.89	20	1.12	8.42
- Dry	2.08		5.44		1.01

Production and Reserve Information--The Company's estimated net quantities of proved oil and gas reserves and the standardized measure of discounted future net cash flows calculated at a 10% discount rate for the three years ended December 31, 2006, are presented in the table below (in thousands).

	December 31,
	2006	2005	2004
Crude oil (barrels)	396	396	436
Natural gas (mcf)	8,300	9,643	10,950
Standardized measure of discounted future
net cash flows from oil and gas reserves	$18,770	$29,960	$22,797

The estimated value of oil and gas reserves and future net revenues from oil and gas reserves was made by the Company's independent petroleum engineers. The reserve value estimates provided at December 31, 2006, 2005 and 2004 are based on year-end market prices of $57.00, $57.45 and $40.50 per barrel for crude oil and $5.58, $9.12 and $6.06 per mcf for natural gas, respectively.

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
The Company's oil and gas production for the three years ended December 31, 2006 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2006	75,900	1,604,000
2005	66,600	1,388,000
2004	71,300	1,309,000

Certain financial information relating to the Company's oil and gas activities is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Average oil and condensate
sales price per barrel	$64.26	$54.76	$39.48
Average natural gas
sales price per mcf	$7.53	$8.43	$6.09
Average production cost, per equivalent
barrel, charged to expense	$12.40	$9.48	$10.30

For comparative purposes, prices received by the Company’s oil and gas division at varying points in time during 2006 were as follows:
	Crude Oil	Natural Gas
Average Annual Price for 2006	$64.26	$7.53
Average Price for December 2006	$60.35	$7.84
Average Price on December 31, 2006	$57.00	$5.58

North Sea Exploration Licenses-- In the United Kingdom’s Central Sector of the North Sea, the Company holds an undivided 30 percent working interest in Blocks 21-1b, 21-2b and 21-3d. These Blocks are located approximately 200 miles east of Aberdeen, Scotland not far from the Forties and Buchan Fields. Together with its joint interest partners, the Company obtained its interests through the United Kingdom’s “Promote License” program and the license was awarded in February 2007. A Promote License affords the opportunity to analyze and assess the licensed acreage for an initial two-year period without the stringent financial requirements of the more traditional Exploration License. The two-year licensing period should provide sufficient time to promote the actual drilling of a well to potential third party investors. The Company and its joint interest partners expect to confirm the existence of an exploration prospect to promote to other investors prior to drilling. The Company also holds an approximate nine percent equity interest in a promote licensing right to Block 42-27b located in the Southern Sector of the U. K. North Sea. None of the Company’s joint interest partners are affiliates of the Company.

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

Reference is made to Note (12) of the Notes to Consolidated Financial Statements for additional disclosures relating to oil and gas exploration and production activities.

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

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks. While the Company does not own or operate underground tanks as of December 31, 2006, historically, the Company has been an owner and operator of underground storage tanks. The EPA's Office of Underground Tanks and applicable state laws establish regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and non-sudden accidental releases arising from operating underground tanks. In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks. Should leakage develop in an underground tank, the operator is obligated for clean up costs. During the period when the Company was an operator of underground tanks, it secured insurance covering both third party liability and clean up costs.

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

The Company has implemented security procedures for drivers and terminal facilities. Satellite tracking transponders installed in the power units are used to communicate en route emergencies to the Company and to maintain constant information as to the unit’s location. If necessary, the Company’s terminal personnel will notify local law enforcement agencies. The “Track and Trace” feature of the Company’s website is able to advise a customer of the status and location of their loads. Remote cameras and better lighting coverage in the staging and parking areas have augmented terminal security.

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s), which could materially and adversely affect the Company's business. While the Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, the Company, given the nature of its business, is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company. At December 31, 2006, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2006 the Company employed 748 persons, 14 of whom were employed in the exploration and production of oil and gas, 264 in the marketing of crude oil, natural gas and petroleum products, 456 in transportation operations, and 14 in administrative capacities. None of the Company's employees are represented by a union. Management believes its employee relations are satisfactory.

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

Available Information

As a public company, the Company is required to file periodic reports, as well as other information, with the Securities and Exchange Commission (SEC) within established deadlines. Any document filed with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. The Company’s SEC filings are also available to the public through the SEC’s web site located at http://www.sec.gov.

The Company maintains a corporate website at http://www.adamsresources.com, on which investors may access free of charge the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after filing or furnishing such material with the SEC. The information contained on or accessible from the Company’s website does not constitute a part of this report and is not incorporated by reference herein. The Company will also provide a printed copy of any of these aforementioned documents free of charge upon request.

ITEM 1A RISK FACTORS

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

Substantially all of the Company’s revenues are generated under contracts which expire periodically or which must be frequently renegotiated, extended or replaced. Whether these contracts are renegotiated, extended or replaced is often times subject to factors beyond the Company’s control. Such factors include sudden fluctuations in oil and gas prices, counterparty ability to pay for or accept the contracted volumes and most importantly, an extremely competitive marketplace for the services offered by the Company. There is no assurance that the costs and pricing of the Company’s services can remain competitive in the marketplace or that the Company will be successful in renegotiating its contracts.

Anticipated or scheduled volumes will differ from actual or delivered volumes.

The Company’s crude oil and natural gas marketing operation purchases initial production of crude oil and natural gas at the wellhead under contracts requiring the Company to accept the actual volume produced. The resale of such production is generally under contracts requiring a fixed volume to be delivered. The Company estimates its anticipated supply and matches such supply estimate for both volume and pricing formulas with committed sales volumes. Since actual wellhead volumes produced will never equal anticipated supply, the Company’s marketing margins may be adversely impacted. In many instances, any losses resulting from the difference between actual supply volumes compared to committed sales volumes must be absorbed by the Company.

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

The Company’s revenues are generated under contracts with various counterparties. Results of operations would be adversely affected as a result of non-performance by any of these counterparties of their contractual obligations under the various contracts. A counterparty’s default or non-performance could be caused by factors beyond the Company’s control. A default could occur as a result of circumstances relating directly to the counterparty, or due to circumstances caused by other market participants having a direct or indirect relationship with such counterparty. The Company seeks to mitigate the risk of default by evaluating the financial strength of potential counterparties; however, despite our mitigation efforts, defaults by counterparties may occur from time to time.

The Company’s business is dependent on the ability to obtain credit.

The Company’s future development and growth depends in part on its ability to successfully enter into credit arrangements with banks, suppliers and other parties. Credit agreements are relied upon as a significant source of liquidity for capital requirements not satisfied by operating cash flow. If the Company is unable to obtain credit on reasonable and competitive terms, its ability to continue exploration, pursue improvements, make acquisitions and continue future growth will be limited. There is no assurance that the Company will be able to enter into such future credit arrangements on commercially reasonable terms.

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

Consistent with the industry standard, the Company’s insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. Insurance might be inadequate to cover all liabilities. Moreover, from time to time, obtaining insurance for the Company’s line of business can become difficult and costly. Typically, when insurance cost escalates, the Company may reduce its level of coverage and more risk may be retained to offset cost increases. If substantial liability is incurred and damages are not covered by insurance or exceed policy limits, the Company’s operation and financial condition could be materially adversely affected.

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

Revenues depend on volumes and rates, both of which can be affected by the prices of oil and gas. Decreased prices could result in a reduction of the volumes purchased or transported by the Company’s customers. The success of the Company’s operations is subject to continued development of additional oil and gas reserves. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for processing and transmission. Fluctuations in energy prices are caused by a number of factors, including:

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

The Company is currently involved in several administrative and civil legal proceedings in the ordinary course of its business. Moreover, as incident to operations, the Company sometimes becomes involved in various lawsuits and/or disputes. Lawsuits and other legal proceedings can involve substantial costs, including the cost associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although insurance is maintained to mitigate these costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. The Company’s results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

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

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices of the common stock as reported by the American Stock Exchange for each calendar quarter since January 1, 2005.

	American Stock Exchange
	High	Low
2005
First Quarter	$25.55	$17.10
Second Quarter	22.90	15.00
Third Quarter	23.99	18.20
Fourth Quarter	23.45	18.60

2006
First Quarter	$29.00	$22.70
Second Quarter	44.60	25.30
Third Quarter	44.33	33.00
Fourth Quarter	39.30	28.73

At March 21, 2007, there were 328 holders of record of the Company's common stock and the closing stock price was $37.50 per share. The Company has no securities authorized for issuance under equity compensation plans. The Company made no repurchases of its stock during 2005 and 2006.

On December 15, 2006, the Company paid an annual cash dividend of $.42 per common share to common stockholders of record on December 1, 2006. On December 15, 2005, the Company paid an annual cash dividend of $.37 per common share to common stockholders of record on December 2, 2005 On December 15, 2004, the Company paid an annual cash dividend of $.30 per common share to common stockholders of record on December 2, 2004. Such dividends totaled $1,771,390, $1,560,510 and $1,265,276 for each of 2006, 2005 and 2004, respectively.

The terms of the Company's bank loan agreement require the Company to maintain consolidated net worth in excess of $52,001,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company's common stock.

Performance Graph

The performance graph shown below was prepared under the applicable rules of the Securities and Exchange Commission based on data supplied by Standard & Poor’s Compustat. The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time. The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2001 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note: The stock price performance shown on the graph below is not necessarily indicative of future price performance.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec01	Dec02	Dec03	Dec04	Dec05	Dec06
ADAMS RESOURCES & ENERGY INC	100	68.96	181.00	239.62	315.42	421.59
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P 500 INTEGRATED OIL & GAS	100	87.80	111.25	143.32	168.59	227.32

Item 6. SELECTED FINANCIAL DATA

FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
Revenues:	(In thousands, except per share data)
Marketing	$2,167,502	$2,292,029	$2,010,968	$1,676,727	$1,725,042
Transportation	62,151	57,458	47,323	35,806	36,406
Oil and gas	16,950	15,346	10,796	8,395	4,750
	$2,246,603	$2,364,833	$2,069,087	$1,720,928	$1,766,198
Operating Earnings:
Marketing	$12,975	$22,481	$13,597	$12,117	$10,471
Transportation	5,173	5,714	5,687	973	2,142
Oil and gas	5,355	6,765	2,362	2,310	(633)
General and administrative	(8,536)	(9,668)	(7,867)	(6,299)	(7,259)
	14,967	25,292	13,779	9,101	4,721
Other income (expense):
Interest income	965	188	62	362	115
Interest expense	(159)	(128)	(107)	(108)	(117)
Earnings from continuing operations
before income taxes and cumulative
effect of accounting change	15,773	25,352	13,734	9,355	4,719

Income tax provision	5,290	8,583	4,996	3,013	1,615

Earnings from continuing operations	10,483	16,769	8,738	6,342	3,104
Earnings (loss) from discontinued
operations, net of taxes	-	872	(130)	(3,148)	(1,652)
Earnings before cumulative effect
of accounting change	10,483	17,641	8,608	3,194	1,452
Cumulative effect of accounting
change, net of taxes	-	-	-	(92)	-
Net earnings	$10,483	$17,641	$8,608	$3,102	$1,452

Earnings (Loss) Per Share
From continuing operations	$2.49	$3.97	$2.07	$1.50	$.73
From discontinued operations	-	.21	(.03)	(.74)	(.39)
Cumulative effect of
accounting change	-	-	-	(.02)	-
Basic earnings per share	$2.49	$4.18	$2.04	$.74	$.34

Dividends per common share	$.42	$.37	$.30	$.23	$.13

Financial Position

Working capital	$35,208	$39,321	$35,789	$32,758	$30,628
Total assets	289,287	312,662	238,854	210,607	202,120
Long-term debt, net of
current maturities	3,000	11,475	11,475	11,475	11,475
Shareholders’ equity	74,368	65,656	49,575	42,232	40,100
Dividends on common shares	1,771	1,560	1,265	970	548
________________________________

Notes:
-	In 2002, oil and gas operating earnings sustained a loss of $633,000. This loss includes $1.7 million in dry hole costs and property valuation write-down.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Marketing segment revenues, operating earnings and depreciation are as follows (in thousands):

	2006	2005	2004

Revenues	$2,167,502	$2,292,029	$2,010,968

Operating earnings	$12,975	$22,481	$13,597

Depreciation	$1,344	$1,252	$1,211

Marketing segment revenues result from sales of crude oil, natural gas and refined products such as gasoline and diesel. Required reporting for certain sales transactions is on a gross revenue basis as title passes to the customer, while other transactions are reported on a net revenue basis (i.e. the commodity acquisition cost is netted against gross sales value). Components of marketing segment revenues are as follows (in thousands):

	2006	2005	2004

Crude oil sales, net of proceeds from buy/sell
arrangements	$1,975,972	$1,427,388	$1,149,745
Crude oil sales proceeds from buy/sell arrangements	-	690,190	735,476
Natural gas sales	13,621	13,063	8,675
Refined product sales	177,909	161,388	117,072

Total marketing revenues	$2,167,502	$2,292,029	$2,010,968

Prior to January 1, 2006, proceeds from transactions involving crude oil buy/sell arrangements were reported on a gross revenue basis. Beginning in 2006, such buy/sell transactions are reported on a net revenue basis. The table above shows comparative revenues. This required accounting change for the presentation of revenue transactions has no impact on net earnings or reported earnings from operations.

Crude oil sales, net of proceeds from buy/sell arrangements, increased by 38 percent to $1,975,972,000 for 2006. The revenue increase was due, in part to a 17 percent increase in average crude oil prices as shown in the table below. Also contributing to the revenue increase was an increase in crude oil sale volumes at major trade locations in order to support the Company’s wellhead level crude oil purchasing business. During 2006, future month crude oil prices tended to exceed current or “spot” month sales. In order to retain its supplier base, the Company increasingly offered to purchase wellhead volumes based on future month’s crude oil pricing scenarios. This pricing strategy necessitated increasing crude oil sales volumes at trade locations in order to profitably respond to this marketing need.

Natural gas transactions are presented on a net revenue or gross margin basis and margins for 2006 at $13,621,000 were consistent with 2005 results. The refined product sales increase to $177,909,000 for the current period reflects higher commodity prices consistent with the trend for crude oil partially offset by reduced sales volumes as the Company improved its operating earnings by reducing sales to marginal accounts.

Supplemental volume and price information is:

	2006	2005	2004

Field Level Purchases per day (1)
- Crude Oil	61,800 bbls	66,900 bbls	76,000 bbls
- Natural Gas	354,000 mmbtu	289,000 mmbtu	294,000 mmbtu

Average Purchase Price
- Crude Oil	$62.40/bbl	$53.51/bbl	$39.88/bbl
- Natural Gas	$6.62/mmbtu	$7.98/mmbtu	$5.75/mmbtu

(1) Reflects the volume purchased from third parties at the oil and gas field level and pipeline pooling points.

The components of marketing segment operating earnings (loss) are as follows (in thousands):

	2006	2005	2004

Crude oil	$5,088	$13,489	$10,684
Natural gas	6,558	8,436	3,810
Refined products	1,329	556	(897)
	$12,975	$22,481	$13,597

Crude oil operating earnings are reduced in 2006 relative to 2005 for a combination of reasons. First, during 2005 the Company recognized as a reduction in operating expenses $3,565,000 due to the reversal of certain previously recorded accrual items following the final “true-up” of the accounting for such items as well as a $2,716,000 expense reduction resulting from the cash collection of certain previously disputed and fully reserved items. Such items did not recur in 2006. Second, during 2005, crude oil prices rose from the $43 per barrel range in December 2004 to the $59 per barrel range in December 2005 producing a gain of approximately $3,255,000 during 2005 as the Company liquidated relatively lower priced inventory into a higher priced market. During 2006, crude oil prices fluctuated with limited net impact or valuation during the year. However, as of December 31, 2006, the Company recognized a $718,000 lower of cost or market write-down on the carrying value of its crude oil inventory as crude oil prices fell from the $59 per barrel level at year-end 2005 to an estimated market value at the $53 per barrel level for year end 2006 valuation purposes. As of December 31, 2006, the Company held 113,755 barrels of crude oil inventory valued at $52.60 per barrel. The adverse items affecting 2006 as described above were partially offset by improved per unit sales margins within the crude oil segment for 2006.

Natural gas operating earnings declined to $6,558,000 in 2006 compared to $8,436,000 in 2005 because the marketplace in 2005 offered improved margins due to a tightening of supply. Results for 2006 benefited, however, due to increased volumes as shown in the table above. Refined products operating earnings improved to $1,329,000 in 2006 as the Company enhanced its capability to deliver biodiesel to the marketplace during a period of strong demand for such product.

In comparing 2005 operating earnings to 2004, the crude oil component benefited in 2005 from the $3,565,000 reversal of certain accrual items as discussed above. The natural gas and refined products business improved in 2005 relative to 2004 due to product shortages which served to boost margins in 2005.

- Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2006		2005		2004
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$62,151	8%	$57,458	21%	$47,323	32%

Operating earnings	$5,173	(9)%	$5,714	-	$5,687	484%

Depreciation	$4,538	45%	$3,130	47%	$2,125	2%
______________

 (1) Represents the percentage increase (decrease) from the prior year.

Beginning in April 2004, the Company experienced increased demand for its petrochemical trucking services. This demand surge continued for the remainder of 2004 and remained strong into the fourth quarter of 2006. The demand increase boosted comparative 2006 revenues by 21 percent in 2005 and an additional 8 percent in 2006 to $62,151,000 for the year. Although revenues increased in 2006, operating earnings were reduced by 9 percent to $5,173,000. This apparently contradictory result was caused by a shortage of available qualified drivers for Company owned trucks. The driver shortage caused the Company to sub-contract more of its business to truck owner-operators, while Company owned trucks remained idle. Thus, higher fixed costs such as depreciation were not being absorbed by higher revenues. The increase in depreciation expense as shown above for 2006 resulted from new equipment additions over the course of the last three years in anticipation of expanded sales activity.

Based on the current level of infrastructure, the Company’s transportation segment is designed to maximize efficiency when revenues are in the $60 million per year range. Demand for the Company’s trucking service is closely tied to the domestic petrochemical industry and has generally remained strong with some weakness in recent months. The Company’s business is spurred by a relatively strong United States and world economy coupled with a relatively weak exchange value for the U.S. dollar. Other important factors include reduced levels of competition as the trucking industry has experienced a general “shake-out” in recent years coupled with the competing railroad industry experiencing intermittent service delays. An additional important factor is a general lack of available qualified drivers limiting the Company’s ability to expand in its market areas. Thus far in 2007, due to reduced customer demand, the Company’s transportation business is operating somewhat below its target level for maximizing efficiency.

- Oil and Gas

Oil and gas segment revenues and operating earnings are primarily derived from crude oil and natural gas production volumes prices. Comparative oil and gas segment revenues and operating earnings were as follows (in thousands):

	2006		2005		2004
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$16,950	10%	$15,346	42%	$10,796	29%

Operating earnings	5,355	(21)%	6,765	186%	2,362	2%

Depreciation and depletion	3,603	35%	2,678	(9)%	2,949	36%
______________

 (1) Represents the percentage increase (decrease) from the prior year.

Oil and gas revenues improved during the three year period presented as a result of generally improving prices as well as increased production sales volumes from recent exploration efforts. Operating earnings generally improved consistent with revenues but were reduced in 2006 relative to 2005. As shown above, for 2006, the Company experienced an increased rate of depreciation and depletion due to a reduction in projected future oil and gas volumes as a result of reduced pricing for natural gas in the Company’s year-end reserve estimate. Operating earnings for 2006 were also burdened by an impairment provision of $841,000 on certain producing properties where drilling costs incurred and capitalized exceeded the estimated fair value of the properties. Similar impairment provision for 2005 and 2004 totaled $429,000 and $309,000, respectively.

Crude oil and natural gas production volumes and comparative prices were as follows:

	2006	2005	2004

Production Volumes
- Crude Oil	75,900 bbls	66,600 bbls	71,300 bbls
- Natural Gas	1,604,000 mcf	1,388,000 mcf	1,309,000 mcf

Average Price
- Crude Oil	$64.26/bbl	$54.76/bbl	$39.48/bbl
- Natural Gas	$7.53/mcf	$8.43/mcf	$6.09/mcf

An important item impacting operating earnings is the amount of exploration expenses incurred. During 2006, exploration expense totaled $2,895,000 compared to $3,078,000 for 2005 and $2,504,000 for 2004. Such expenses included $564,000, $391,000 and $616,000, respectively, of impairment provision on non-producing properties as well as $2,331,000, $2,687,000 and $1,888,000 of dry hole and geophysical costs for 2006, 2005 and 2004, respectively. Additionally, 2005 operating earnings benefited from a $601,000 gain from the sale of certain Calcasieu Parish, Louisiana oil and gas producing properties.

During 2006, the Company participated in the drilling of thirty-seven wells. Thirty-two wells were successfully completed with five dry holes. Converting natural gas volumes to equate with crude oil volumes at a ratio of six to one, oil and gas production and proved reserve volumes summarize as follows on an equivalent barrel (Eq. Bbls) basis:

	2006	2005	2004
	(Eq. Bbls.)	(Eq. Bbls.)	(Eq. Bbls.)

Beginning of year	2,003,000	2,261,000	1,933,000
Estimated reserve additions	577,000	320,000	649,000
Production	(343,000)	(298,000)	(289,000)
Reserves sold	-	(135,000)	-
Revisions of previous estimates	(458,000)	(145,000)	(32,000)

End of year	1,779,000	2,003,000	2,261,000

During 2006 and in total for the three year period ended December 31, 2006, estimated reserve additions represented 168 percent and 166 percent, respectively, of production volumes. The 458,000 equivalent barrel downward reserve revision in 2006 reflects the impact of lower natural gas prices as of December 31, 2006 that were used as the basis for the year-end oil and gas reserve estimate. As used for oil and gas reserve valuation purposes, natural gas prices at year-end 2006 were $5.58 compared to $9.12 per mcf at year-end 2005.

The Company’s current drilling and exploration efforts are primarily focused as follows:

Eaglewood Project

The Eaglewood project area encompasses a ten county area from South Texas along the Gulf Coast and into East Texas. In this area, the Company purchased existing 3-D seismic data and reprocessed it using proprietary techniques. During 2006, four wells were successfully drilled in the Brushy Creek area of this project with four additional Wilcox test wells planned for 2007.

Calcasieu Parish

This area includes the Sugar Cane, Louisiana Five and GED prospect areas of Louisiana. To date, nine wells have been drilled with six successful and three dry holes. In addition to a successful Hackberry formation play, exploration has been expanded to include the Deep Yegua. Seismic evaluation continues with eight additional prospects identified for drilling in 2007.

Southern Alabama

During 2006, three wells were spud in this area to test the Smackover formation with one productive well and two dry holes. Seismic interpretation continues to determine Smackover viability in this area. One well is currently drilling in the area to test the Norphlet formation with a second well planned for later in 2007.

Elm Grove

During 2006, ten successful wells were drilled in the Elm Grove Field in North Louisiana. This activity is in-field development of the Cotton Valley formation and provides very low risk opportunities. Five additional wells are planned for drilling in 2007.

James Lime Project

Beginning in 2006, the Company agreed to participate in this geological trend play of Nacogdoches County, East Texas. This trend play covers over 33,000 acres extending into adjacent counties. Five marginally successful wells were drilled in this area during 2006. The Company remains very optimistic about this area and refinements in exploitation technique continue with four additional wells planned for 2007.

Seismic Surveys

The company is currently participating in a number of other seismic surveys and interpretation efforts. Specific projects include a 3-D seismic survey of the Napoleonville Salt Dome and reprocessing of 3-D seismic data covering the Sorrento Dome, both located in Assumption Parish, Louisiana. The Company is also participating in the purchase and reprocessing of seismic data in several counties in South Texas as well as Liberty and Montgomery Counties of Texas.

In the peripheral fault trend of southwestern Arkansas, the Company is participating in two 3-D seismic surveys. The first survey has been completed with interpretation currently in process and drilling planned for later in 2007. Field work has also begun on the second survey.

United Kingdom North Sea

Previously, the Company held exploration licenses in the United Kingdom’s North Sea Block 21-1b and Block 48-16c. Over the last three years, the Company expended approximately $950,000 on seismic evaluation of these two prospective areas. Evaluations of Block 48-16c were completed without identifying a commercially viable prospect and hence the Block was relinquished in January 2007. For Block 21-1b, the Company was unable to fully complete its evaluation and identification of a financing partner prior to expiration of the two-year license period. Although the 21-1b block was relinquished in 2006, the Company continued its evaluation efforts and reapplied for licensing. In February 2007, the Company together with its joint interest partners was awarded a promote license in Blocks 21-1b, 21-2b, and 21-3d. The Company holds a 30 percent equity interest in these blocks located in the Central Sector of the North Sea. The Company has two years to confirm an exploration prospect and identify a partner to finance, on a promoted basis, the drilling of the first well on the Block. The terms of the license do not include a well commitment. In connections with the acquisition of these blocks, the Company also acquired an approximate nine percent equity interest in a promote licensing right to Block 42-27b, located in the Southern Sector of the U.K. North Sea.

-	General and administrative, interest income and income tax

General and administrative expenses were elevated in 2005 relative to both 2006 and 2004 due to accounting compliance costs totaling $1,085,000 resulting from the use of consultants to assist in the implementation of accounting procedure documentation as required by the Sarbanes-Oxley Act of 2002. Based on the Company’s current market capitalization, the Company expects to be fully Sarbanes-Oxley compliant as of December 31, 2008 and $400,000 of such costs were incurred in 2006. Substantial additional costs will continue to be incurred in connection with the Company’s ongoing Sarbanes-Oxley effort.

Interest income is increased in 2006 due to larger cash balances available during the year for overnight investment coupled with interest earned on its insurance related cash deposits. The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

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

In October 2005, certain oil and gas properties held by the Company’s Chairman and Chief Executive Officer achieved “payout status”. This event caused the Company to earn a pre-tax gain of $942,000 for the value of certain residual interests held by the Company in the properties. This gain is non-recurring and has been included in discontinued operations for 2005. See also Note (3) of Notes to Consolidated Financial Statements.

- Outlook

Hydrocarbon commodity prices have been in a period of high volatility but are generally holding strong. Given these conditions, marketing segment earnings are expected to remain consistent with 2006 while oil and gas segment earnings are expected to improve somewhat as additional production comes on line. For the transportation segment, the United States economy appears to be slowing and availability of qualified drivers remains a concern. Given these conditions for transportation, management remains optimistic in its ability to maintain transportation earnings near the 2006 level. The Company has the following major objectives for 2007:

-	Maintain marketing operating earnings at the $13 million level.

-	Maintain transportation operating earnings at the $5 million level.

-	Increase oil and gas operating earnings to the $6 million level and replace 110 percent of 2006 production with current reserve additions.

Liquidity and Capital Resources

During 2006, 2005 and 2004 net cash provided by operating activities totaled $28,015,000, $18,282,000 and $2,490,000, respectively. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Years Ended December 31,
	2006	2005	2004	Total

Earnings from continuing operations	$10,483	$16,769	$8,738	$35,990

Depreciation, depletion and amortization	9,485	7,060	6,285	22,830

Property and equipment additions	(14,602)	(19,128)	(12,161)	(45,891)

Debt repayment	(8,475)	-	-	(8,475)

Cash available (used) for other uses	$(3,109)	$4,701	$2,862	$4,454

Banking Relationships

The Company’s bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of one percent. The working capital loan provides for borrowings up to $10 million based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of December 31, 2006 was established at $10 million. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $10 million as of December 31, 2006 with no amounts outstanding. The line of credit loans are scheduled to expire on October 31, 2008, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments. As of December 31, 2006, bank debt outstanding under the Company’s two revolving credit facilities totaled $3 million and such debt was repaid in full on January 2, 2007.

The Bank of America loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $52,001,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on its common stock. The Company was in compliance with these covenants at December 31, 2006.

The Company’s Gulfmark subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $60 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. As of December 31, 2006, the Company had $3.5 million of eligible borrowing capacity under this facility and no working capital advances were outstanding. Letters of credit outstanding under this facility totaled approximately $25.9 million as of December 31, 2006. The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s ARM subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. No working capital advances were outstanding under this facility as of December 31, 2006. Letters of credit outstanding under this facility totaled approximately $5.8 million as of December 31, 2006. The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements to provide tractor and trailer equipment for the Company’s truck fleet. All such operating lease commitments qualify for off-balance sheet treatment as provided by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2006, 2005, and 2004 was $9,887,000, $8,121,000, and $6,650,000, respectively. At December 31, 2006, commitments under long-term non-cancelable operating leases for the next five years and thereafter are payable as follows: 2007 - $4,060,000; 2008 - $3,861,000; 2009 - $1,539,000; 2010 - $548,000; 2011 - $186,000 and thereafter - $104,000.

Contractual Cash Obligations

In addition to its banking relationships and obligations, the Company enters into certain operating leasing arrangements for tractors, trailers, office space and other equipment and facilities. The Company has no capital lease obligations. A summary of the payment periods for contractual debt and lease obligations is as follows (in thousands)

:
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$-	$375	$1,500	$1,125	$-	$-	$3,000
Interest Rate Payments (1)	1	-	-	-	-	-	1
Operating leases	4,060	3,861	1,538	548	186	104	10,297
Total	$4,061	$4,236	$3,038	$1,673	$186	$104	$13,298

(1) On January 2, 2007, the Company fully repaid the outstanding balance on its working capital loan. As a result, no amounts of interest are shown for future periods.

In addition to its bank debt and lease financing obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities. Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations. Approximate commodity purchase obligations as of December 31, 2006 are as follows (in thousands):

	January	Remaining
	2007	2007	2008	2009	Thereafter	Total
Crude Oil	$191,752	$56,037	$-	$-	$-	$247,789
Natural Gas	70,000	39,824	24,265	-	-	134,089
	$261,752	$95,861	$24,265	$-	$-	$381,878

 Investment Activities

During 2006, the Company invested approximately $13,250,000 for oil and gas projects, of which $10,348,000 was capitalized as additional property with $2,902,000 expensed as exploration costs. An additional $2,912,000 and $1,342,000 was expended during 2006 for equipment additions for the marketing and transportation businesses, respectively. Oil and gas exploration and development efforts continue, and the Company plans to invest approximately $13 million toward such projects in 2007, including $1.5 million of seismic costs to be expensed during the year. An additional approximate $2 million is projected in 2007 for equipment additions and replacements within the Company’s marketing and transportation businesses.

Insurance

From time to time, the marketplace for all forms of insurance enters into periods of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable. The Company’s primary insurance needs are in the areas of worker’s compensation, automobile and umbrella coverage for its trucking fleet and medical insurance for employees. During 2006 and 2005, insurance cost stabilized and totaled $9.5 million and $9.9 million, respectively. Overall insurance cost may experience renewed rate increases during 2007. Since the Company is generally unable to pass on such cost increases, any increase will need to be absorbed by existing operations.

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

Due to the volume of and complexity of transactions and the high degree of interdependence with third parties, this is a difficult area to control and manage. The Company manages this process by participating in a monthly settlement process with each of its counterparties. Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances. The Company also places great emphasis on collecting cash balances due and paying only bonafide and properly supported claims. In addition, the Company maintains and monitors its bad debt allowance. Nevertheless a degree of risk remains, however, due to the custom and practices of the industry.

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

Revenue Recognition

The Company’s crude oil, natural gas and refined products marketing customers are invoiced based on contractually agreed upon terms on an at least monthly basis. Revenue is recognized in the month in which the physical product is delivered to the customer. Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its commodity activities. A detailed discussion of the Company’s risk management activities is included in Note (1) of Notes to Consolidated Financial Statements.

Transportation segment customers are invoiced, and the related revenue is recognized as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of December 31, 2006 the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. This statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have any effect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement establishes new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. SFAS No. 154 became effective for the Company in the first quarter of 2006.

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal period beginning after December 15, 2006 and management does not believe the impact of adjusting FIN 48 will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk includes potential adverse changes in interest rates and commodity prices.

Interest Rate Risk

Total long-term debt at December 31, 2006 included $3 million of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of December 31, 2006. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the fiscal year ended December 31, 2006.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The undiscounted revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Regarding net risk management assets, all of the presented values as of December 31, 2006 and 2005 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on year-end market prices is $1,464,000 with substantially all to be received in 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the year ended December 31, 2006 (in thousands).

2006
Net fair value on January 1,	$1,781
Activity during 2006
- Cash received from settled contracts	(2,121)
- Net realized gain from prior years’ contracts	472
- Net unrealized gain from current year contracts	1,332
Net fair value on December 31,	$1,464

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2005 through December 31, 2006 natural gas price realizations ranged from a monthly low of $3.42 mmbtu to a monthly high of $15.22 per mmbtu. Oil prices ranged from a low of $46.45 per barrel to a high of $73.64 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $2,293,000 and $2,527,000, respectively, for the comparative years ended December 31, 2006 and 2005.

ITEM 8. FINANCIAL STATEMENTS

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	30

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2006 and 2005	31

Consolidated Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004	32

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2006, 2005 and 2004	33

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	34

Notes to Consolidated Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Adams Resources & Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Adams Resources and Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

As discussed in Note 1, effective January 1, 2006, the Company changed its method of accounting for buy/sell arrangements.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Houston, Texas
March 29, 2007

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
ASSETS	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$20,668	$18,817
Accounts receivable, net of allowance for doubtful accounts of
$225 and $608, respectively	194,097	217,727
Inventories	7,950	11,692
Risk management receivables	13,140	13,324
Income tax receivable	1,396	1,304
Prepayments	4,539	7,586

Total current assets	241,790	270,450

PROPERTY AND EQUIPMENT:
Marketing	14,051	14,332
Transportation	32,068	32,319
Oil and gas (successful efforts method)	61,003	52,111
Other	99	99
	107,221	98,861

Less - Accumulated depreciation, depletion and amortization	(63,905)	(58,965)
	43,316	39,896
OTHER ASSETS:
Risk management assets	644	47
Other assets	3,537	2,269
	$289,287	$312,662
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$185,735	$213,668
Risk management payables	11,897	11,542
Accrued and other liabilities	7,897	4,790
Current deferred income taxes	1,053	1,129
Total current liabilities	206,582	231,129

LONG-TERM DEBT	3,000	11,475

OTHER LIABILITIES:
Asset retirement obligations	1,152	1,058
Deferred income taxes and other	3,762	3,296
Risk management liabilities	423	48
	214,919	247,006
COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	62,253	53,541
Total shareholders’ equity	74,368	65,656
	$289,287	$312,662

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
REVENUES:
Marketing	$2,167,502	$2,292,029	$2,010,968
Transportation	62,151	57,458	47,323
Oil and gas	16,950	15,346	10,796
	2,246,603	2,364,833	2,069,087
COSTS AND EXPENSES:
Marketing	2,153,183	2,268,296	1,996,160
Transportation	52,440	48,614	39,511
Oil and gas	7,992	5,903	5,485
General and administrative	8,536	9,668	7,867
Depreciation, depletion and amortization	9,485	7,060	6,285
	2,231,636	2,339,541	2,055,308

Operating Earnings	14,967	25,292	13,779

Other Income (Expense):
Interest income	965	188	62
Interest expense	(159)	(128)	(107)

Earnings from continuing operations before income tax
and cumulative effect of accounting change	15,773	25,352	13,734

Income Tax Provision:
Current	4,878	7,765	4,603
Deferred	412	818	393
	5,290	8,583	4,996
Earnings from continuing operations	10,483	16,769	8,738
Earnings (loss) from discontinued operations, net of tax
(provision) benefit of zero, $(443) and $67, respectively	-	872	(130)

Net Earnings	$10,483	$17,641	$8,608

EARNINGS (LOSS) PER SHARE:
From continuing operations	$2.49	$3.97	$2.07
From discontinued operations	-	.21	(.03)

Basic and diluted net earnings per share	$2.49	$4.18	$2.04

DIVIDENDS PER COMMON SHARE	$.42	$.37	$.30

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2004	$422	$11,693	$30,117	$42,232
Net earnings	-	-	8,608	8,608
Dividends paid on common stock	-	-	(1,265)	(1,265)
BALANCE, December 31, 2004	$422	$11,693	$37,460	$49,575
Net earnings	-	-	17,641	17,641
Dividends paid on common stock	-	-	(1,560)	(1,560)
BALANCE, December 31, 2005	$422	$11,693	$53,541	$65,656
Net earnings	-	-	10,483	10,483
Dividends paid on common stock	-	-	(1,771)	(1,771)
BALANCE, December 31, 2006	$422	$11,693	$62,253	$74,368

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$10,483	$16,769	$8,738
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities-
Depreciation, depletion and amortization	9,485	7,060	6,285
Gains on property sales	(101)	(1,159)	(1,438)
Impairment of oil and gas properties	1,405	391	616
Other, net	262	(157)	(188)
Decrease (increase) in accounts receivable	23,630	(55,842)	(26,579)
Decrease (increase) in inventories	3,742	(320)	(5,072)
Risk management activities	317	(1,151)	62
Decrease (increase) in tax receivable	(92)	(1,304)	1,310
Decrease (increase) in prepayments	3,047	759	(3,475)
Increase (decrease) in accounts payable	(27,682)	53,200	15,138
Increase (decrease) in accrued liabilities	3,107	(1,114)	2,540
Deferred income taxes	412	818	393
Net cash provided by (used in) continuing operations	28,015	17,950	(1,670)
Net cash provided by discontinued operations	-	332	4,160
Net cash provided by operating activities	28,015	18,282	2,490

INVESTING ACTIVITIES:
Property and equipment additions	(14,602)	(19,128)	(12,161)
Insurance and tax deposits	(1,458)	(1,787)	-
Proceeds from property sales	142	2,078	2,536

Net cash used in continuing operations	(15,918)	(18,837)	(9,625)
Proceeds from sale of discontinued operations	-	990	-
Net cash used in investing activities	(15,918)	(17,847)	(9,625)

FINANCING ACTIVITIES:
Net repayments under credit agreements	(8,475)	-	-
Dividend payments	(1,771)	(1,560)	(1,265)
Net cash used in financing activities	(10,246)	(1,560)	(1,265)

Increase (decrease) in cash and cash equivalents	1,851	(1,125)	(8,400)

Cash and cash equivalents at beginning of year	18,817	19,942	28,342

Cash and cash equivalents at end of year	$20,668	$18,817	$19,942

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

	DDecember 31,
	2006	2005

Crude oil	$5,983	$9,924
Petroleum products	1,967	1,768
	$7,950	$11,692

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of December 31, 2006, the Company had no unevaluated or suspended drilling costs.

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, impairment provisions on non-producing properties totaling $564,000, $391,000 and $616,000 were recorded as additional operating expense in 2006, 2005 and 2004, respectively. Also for 2006, 2005 and 2004 impairment provision on producing oil and gas properties totaling $841,000, $429,000 and $309,000, respectively, were recorded as additional operating expense as a result of relatively high costs incurred on certain properties relative to their oil and gas reserve valuations.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities. The Company established certain deposits to support its participation in its liability insurance program and such deposits totaled $2,275,000 and $817,000 as of December 31, 2006 and 2005, respectively. In addition, the Company maintains deposits to support the collection and remittance of state crude oil severance taxes. Such deposits totaled $795,000 and $970,000 as of December 31, 2006 and 2005, respectively.

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

Included in 2005 and 2004 reported marketing segment revenues and costs is the gross proceeds and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. In September 2005, the EITF of the Financial Accounting Standards Board (“FASB”) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF is required that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement affected new arrangements, and modifications or renewals of existing arrangements, and the Company adopted Issue 04-13 effective January 1, 2006. Prior period amounts for marketing revenues and marketing costs and expenses in the accompanying condensed consolidated statements of operations were not restated to reflect the requirements of Issue 04-13. Such buy/sell amounts totaled approximately $690,190,000 and $735,476,000 for marketing revenues and costs during 2005 and 2004, respectively.

Statement of Cash Flows

Interest paid totaled $158,000, $120,000 and $120,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Income taxes paid during these same periods totaled $4,941,000, $10,855,000 and $2,957,000, respectively. Federal tax refunds received totaled $2,200,000 during 2005. Non-cash investing activities for property and equipment in accounts payable were $172,000 and $283,000 as of December 31, 2006 and 2005, respectively. There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for 2006, 2005 and 2004. There were no potentially dilutive securities during 2006, 2005 and 2004.

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

Crude oil, natural gas and refined products energy trading contracts that do not qualify as “normal purchase and sales” are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The undiscounted fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of December 31, 2006 is $1,464,000 with substantially all to be received in 2007. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Net fair value on January 1,	$1,781	$630
Activity during 2006
- Cash received from settled contracts	(2,121)	(913)
- Net realized gain from prior years’ contracts	472	283
- Net unrealized gain from current years’ contracts	1,332	1,781
Net fair value on December 31,	$1,464	$1,781

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

A summary of the recording of the estimated fair value of the Company’s asset retirement obligations is presented as follows (in thousands):

	2006	2005
Balance on January 1,	$1,058	$723
Liabilities incurred	46	50
Accretion of discount	62	63
Liabilities settled	(14)	(103)
Revisions to estimates	-	325
Balance on December 31,	$1,152	$1,058

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations. Such cash deposits are included in other assets on the accompanying consolidated balance sheet.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for such transactions with employees. As of December 31, 2006, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that these items be charged to expense regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. This statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2006. The adoption of this statement did not have any effect on the Company’s financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006 and management does not believe the impact of adopting FIN 48 will be material.

(2) Long-Term Debt

The Company's bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank's prime rate minus ¼ of one percent. The working capital loan provides for borrowings up to $10 million based on the total of 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the working capital line is calculated monthly and as of December 31, 2006 was established at $10 million with $3 million of such amount outstanding at December 31, 2006. The oil and gas production loan provides for flexible borrowings, subject to a borrowing base established semi-annually by the bank. The borrowing base was established at $10 million as of December 31, 2006 with no amount outstanding. The working capital loans also provide for the issuance of letters of credit. The amount of each letter of credit obligation is deducted from the borrowing capacity. As of December 31, 2006, letters of credit under this facility totaled $25,000. The line of credit loans are scheduled to expire on October 31, 2008, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.

Long-term debt is summarized as follows (in thousands):
	December 31,
	2006	2005
Bank lines of credit, secured by substantially all of the Company’s assets (excluding Gulfmark and ARM), due in eight quarterly
installments commencing on October 31, 2008	3,000	11,475
Less - current maturities	-	-

Long-term debt	$3,000	$11,475

The Bank of America loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $52,001,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on its common stock. At December 31, 2006, the Company was in compliance with these covenants. Further, all such debt was repaid in full on January 2, 2007.

A subsidiary of the Company, Gulfmark Energy, Inc. (“Gulfmark”), maintains a separate banking relationship with BNP Paribas in order to provide up to $60 million in letters of credit and to provide financing for up to $6 million of crude oil inventories and certain accounts receivable associated with sales of crude oil. Such financing is provided on a demand note basis with interest at the bank's prime rate plus one percent. The letter of credit and demand note facilities are secured by substantially all of Gulfmark's and ARM’s assets. At year-end 2006 and 2005, Gulfmark had no amounts outstanding under the inventory-based line of credit. Gulfmark had approximately $25.9 million and $24.9 million in letters of credit outstanding as of December 31, 2006 and 2005, respectively, in support of its crude oil purchasing activities. As of December 31, 2006, the Company had $3.5 million of eligible borrowing capacity under the Gulfmark facility. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s Adams Resources Marketing, Ltd. subsidiary (“ARM”) maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. The letter of credit and demand note facilities are secured by substantially all of ARM’s and Gulfmark’s assets. At year-end 2006 and 2005, ARM had no working capital advances outstanding. ARM had approximately $5.8 million and $10.5 million in letters of credit outstanding at December 31, 2006 and 2005, respectively. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company's weighted average effective interest rate for 2006, 2005 and 2004 was 7.5%, 5.7%, and 4.8%, respectively. No interest was capitalized during 2006, 2005 or 2004. At December 31, 2006, the scheduled aggregate principal maturities of the Company's long-term debt are: 2008 - $375,000; 2009 - $1,500,000; and 2010 - $1,125,000.

(3) Discontinued Operations

Effective September 30, 2005, the Company sold its ownership in its offshore Gulf of Mexico crude oil gathering pipeline. The sale was completed to eliminate abandonment obligations and because the Company was no longer purchasing crude oil in the affected region. The pipeline was sold for $550,000 in cash, plus assumption of future abandonment obligations. The Company recognized a $451,000 pre-tax gain from the sale. The operating results for the pipeline are included in the accompanying consolidated statements of operations as income from discontinued operations. As of December 31, 2006 and 2005, the Company had no assets or liabilities associated with this former operation. Activities associated with the pipeline were previously included in marketing segment results. Marketing segment revenue reclassified in prior years to conform to current year presentation totaled $701,000 for 2004.

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

(4) Income Taxes

The following table shows the components of the Company's income tax provision (benefit) (in thousands):
	Years ended December 31,
	2006	2005	2004
Current:
Federal	$4,506	$7,244	$4,076
State	372	964	460
	4,878	8,208	4,536
Deferred:
Federal	504	704	214
State	(92)	114	179
	$5,290	$9,026	$4,929

The following table summarizes the components of the income tax provision (benefit) (in thousands):

	Years ended December 31,
	2006	2005	2004
From continuing operations	$5,290	$8,583	$4,996
From discontinued operations	-	443	(67)
	$5,290	$9,026	$4,929

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax provision as follows (in thousands):
	Years ended December 31,
	2006	2005	2004
Statutory federal income tax provision	$5,521	$9,333	$4,603
State income tax provision (net of federal benefit),	266	751	321
Federal statutory depletion	(537)	(630)	(306)
Foreign tax rate change	(108)	-	-
Valuation Allowance - Foreign	475	-	-
Book/tax basis adjustment	(208)	(291)	120
State net operating loss valuation allowance	-	(147)	152
Texas rate change adjustment	(108)	-	-
Other	(11)	10	39
	$5,290	$9,026	$4,929

Deferred income taxes primarily reflect the net difference between the financial statement carrying amount in excess of the underlying tax basis of property and equipment. Effective January 1, 2007, the State of Texas revised its state income tax regulations. For the Company, such revisions reduce the effective tax rate and the deferred tax liability has been adjusted accordingly.

The components of the federal deferred tax liability are as follows (in thousands):

	Years Ended December 31,
	2006	2005
Current deferred taxes
Bad debts	$84	$231
Prepaid insurance	(590)	(684)
Mark-to-market contracts	(547)	(676)

Net current deferred tax asset (liability)	(1,053)	(1,129)

Long-term deferred taxes
State net operating losses	44	56
--Less valuation allowance	-	(5)
Basis difference in foreign investments	475	281
--Less valuation allowance	(475)	-
Property	(3,876)	(3,649)
Other	201	174

Net long-term deferred tax (liability)	(3,631)	(3,143)

Net deferred tax (liability)	$(4,684)	$(4,272)

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

The Company's largest customers consist of large multinational integrated oil companies and utilities. In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 88 percent of the Company's total receivables as of December 31, 2006, and industry practice requires payment for purchases of crude oil to take place on the 20th of the month following a transaction, while natural gas transactions are settled on the 25th of the month following a transaction. The Company's credit policy and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management. The Company had accounts receivable from one customer that comprised 13.7 percent of total receivables at December 31, 2006. Such customer also comprised more than 10 percent of the Company’s revenues in 2006. Two customers represent 12.9 and 13.5 percent of total accounts receivable, respectively, as of December 31, 2005.

During 2006, the Company had one significant bad debt write-off within its transportation segment totaling $477,000 when such customer filed bankruptcy. There were no single significant bad debt write-offs in 2005 and 2004. An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $225,000 and $608,000 at December 31, 2006 and 2005, respectively. An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2006	2005	2004

Balance, beginning of year	$608	$384	$1,935
Provisions for bad debts	346	390	90
Less: Write-offs and recoveries	(729)	(166)	(1,641)

Balance, end of year	$225	$608	$384

(6) Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees. Company contributions to the plan were $541,000, $487,000 and $454,000 in 2006, 2005 and 2004, respectively. No other pension or retirement plans are maintained by the Company.

(7) Transactions with Related Parties

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms no better than those afforded the non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest. Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. In those instances where there was no excess availability there has been no related party participation. Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party. When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors. During 2006, the Company’s investment commitments totaled approximately $6.9 million in those oil and gas projects where a related party was also participating in such investment. As of December 31, 2006 and 2005, the Company owed a combined net total of $146,338 and $112,800, respectively, to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $118,000 in 2006 and $147,000 in 2005.

In August 2000, the Company was approached by a third party to join in an acquisition of certain producing reserves in Escambia County, Alabama. The Company’s share of the acquisition would have been approximately $12 million. Due to capital constraints at the time, the Company decided against direct participation, but rather promoted Mr. Adams for a 15 percent back-in interest after payout. In October 2005, Mr. Adams elected to sell his purchased interest causing the property to achieve payout status. The Company’s resulting share of the gain was $942,000, which Mr. Adams paid in cash to the Company in 2005.

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

(8) Commitments and Contingencies

The Company has operating lease arrangements for tractors, trailers, office space, and other equipment and facilities. Rental expense for the years ended December 31, 2006, 2005, and 2004 was $9,887,000, $8,121,000 and $6,650,000, respectively. At December 31, 2006, commitments under long-term non-cancelable operating leases for the next five years and thereafter are payable as follows: 2007 - $4,060,000; 2008 - $3,861,000; 2009 - $1,539,000; 2010 - $548,000; 2011 - $186,000 and thereafter - $104,000.

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

(9) Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. The Company believes performance under these guarantees to be remote. Aggregate guaranteed residual values for tractors and trailers under operating leases as of December 31, 2006 are as follows (in thousands):

	2007	2008	2009	2010	Thereafter	Total
Lease residual values	$-	$304	$1,475	$217	$469	$2,465

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel. Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public. Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years. The Company has a number of customers and stations operating under such arrangements, and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time. Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers. As of December 31, 2006, the maximum amount of such potential obligation is approximately $1,561,000. Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, neither the Company nor any of its subsidiaries has any other types of guarantees outstanding that require liability recognition under the provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result from subsidiary commodity purchase obligations, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of December 31, 2006, the amount of parental guaranteed obligations are approximately as follows (in thousands):

	2007	2008	2009	2010	Thereafter	Total
Bank Debt	$-	$375	$1,500	$1,125	$-	$3,000
Operating leases	4,060	3,861	1,538	548	290	10,297
Lease residual values	-	304	1,475	217	469	2,465
Commodity purchases	22,477	-	-	-	-	22,477
Letters of credit	31,732	-	-	-	-	31,732
	$58,269	$4,540	$4,513	$1,890	$759	$69,971

(10) Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production. Information concerning the Company's various business activities is summarized as follows (in thousands):

		Segment Operating	Depreciation Depletion and	Property and Equipment
	Revenues	Earnings	Amortization	Additions
Year ended December 31, 2006-
Marketing
- Crude oil	$1,975,972	$5,088	$857	$1,395
- Natural gas	13,621	6,558	59	432
- Refined products	177,909	1,329	428	1,085
Marketing Total	2,167,502	12,975	1,344	2,912
Transportation	62,151	5,173	4,538	1,342
Oil and gas	16,950	5,355	3,603	10,348
	$2,246,603	$23,503	$9,485	$14,602
Year ended December 31, 2005-
Marketing
- Crude oil	$2,117,578	$13,489	$733	$167
- Natural gas	13,063	8,436	58	12
- Refined products	161,388	556	461	337
Marketing Total	2,292,029	22,481	1,252	516
Transportation	57,458	5,714	3,130	11,188
Oil and gas	15,346	6,765	2,678	7,424
	$2,364,833	$34,960	$7,060	$19,128
Year ended December 31, 2004-
Marketing
- Crude oil	$1,885,221	$10,684	$571	$1,157
- Natural gas	8,675	3,810	46	38
- Refined products	117,072	(897)	594	83
Marketing Total	2,010,968	13,597	1,211	1,278
Transportation	47,323	5,687	2,125	6,736
Oil and gas	10,796	2,362	2,949	4,147
	$2,069,087	$21,646	$6,285	$12,161

Intersegment sales are insignificant. All sales by the Company occurred in the United States. In 2006, the Company had sales to three customers that totaled $361,926,000, $338,807,000 and $237,921,000, respectively. In 2005, the Company had sales to four customers that totaled $253,024,000, $301,765,000, $224,982,000 and $298,856,000, respectively. In 2004, the Company had sales to one customer that totaled $249,482,000. All such sales were attributable to the Company’s marketing segment. No other customers accounted for greater than 10 percent of sales in any of the three years presented herein. The loss of any of the Company’s 10 percent customers would not have a material adverse effect on the Company’s future operating results and all such customers could be readily replaced.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Segment operating earnings	$23,503	$34,960	$21,646
- General and administrative expenses	(8,536)	(9,668)	(7,867)
Operating earnings	14,967	25,292	13,779
- Interest income	965	188	62
- Interest expense	(159)	(128)	(107)
Earnings from continuing operations
before income taxes	$15,773	$25,352	$13,734

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2006	2005
Marketing
- Crude oil	$116,917	$135,235
- Natural gas	80,346	90,344
- Refined products	16,286	14,730
Marketing Total	213,549	240,309
Transportation	23,764	28,412
Oil and gas	25,918	20,780
Other	26,056	23,161
	$289,287	$312,662

Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company's business.

(11) Quarterly Financial Data (Unaudited) -

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

		Earnings from
		Continuing
		Operations		Net Earnings		Dividends
			Per		Per		Per
	Revenues	Amount	Share	Amount	Share	Amount	Share
2006 -
March 31	$488,028	$3,644	$.86	$3,644	$.86	$-	$-
June 30	595,000	4,038.96		4,038.96		-	-
September 30	624,998	1,677.40		1,677.40		-	-
December 31	538,577	1,124.27		1,124.27		1,771.42
	$2,246,603	$10,483	$2.49	$10,483	$2.49	$1,771	$.42

2005 -
March 31	$527,643	$2,910	$.69	$2,851	$.68	$-	$-
June 30	542,195	1,849.44		1,886.44		-	-
September 30	637,007	4,996	1.18	5,297	1.26	-	-
December 31	657,988	7,014	1.66	7,607(1)	1.80	1,560.37
	$2,364,833	$16,769	$3.97	$17,641	$4.18	$1,560	$.37

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

(12) Oil and Gas Producing Activities (Unaudited)

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

Oil and Gas Producing Activities (Unaudited) -

Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands, except per barrel information):

	Years Ended December 31,
	2006	2005	2004
Property acquisition costs
Unproved	$1,885	$1,460	$574
Proved	-	-	-
Exploration costs
Expensed	2,902	3,078	2,504
Capitalized	2,173	927	1,565
Development costs	6,290	5,037	2,210
Total costs incurred	$13,250	$10,502	$6,853

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	December 31,
	2006	2005

Unproved oil and gas properties	$4,166	$5,857
Proved oil and gas properties	56,837	46,254
	61,003	52,111
Accumulated depreciation, depletion
and amortization	(38,139)	(34,536)

Net capitalized cost	$22,864	$17,575

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

	Years Ended December 31,
	2006		2005		2004
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	9,643	396	10,950	436	8,971	438
Revisions of previous estimates	(2,473)	(45)	(1,120)	42	122	(52)
Oil and gas reserves sold	-	-	(441)	(61)	-	-
Extensions, discoveries and
other reserve additions	2,734	121	1,642	46	3,166	121
Production	(1,604)	(76)	(1,388)	(67)	(1,309)	(71)
End of year	8,300	396	9,643	396	10,950	436

Proved developed reserves-
End of year	8,300	396	9,643	396	10,220	410

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
	Y Years Ended December 31,
	2006	2005	2004

Future gross revenues	$69,540	$110,720	$83,668
Future costs -
Lease operating expenses	(20,677)	(26,674)	(20,128)
Development costs	(684)	(600)	(1,228)
Future net cash flows before income taxes	48,179	83,446	62,312
Discount at 10% per annum	(17,904)	(35,124)	(27,771)
Discounted future net cash flows
before income taxes	30,275	48,322	34,541
Future income taxes, net of discount at
10% per annum	(11,505)	(18,362)	(11,744)
Standardized measure of discounted
future net cash flows	$18,770	$29,960	$22,797

The reserve estimates provided at December 31, 2006, 2005 and 2004 are based on year-end market prices of $57.00, $57.45 and $40.50 per barrel for crude oil and $5.58, $9.12 and $6.06 per mcf for natural gas, respectively. The year-end December 31, 2006 price used in the 2006 reserve estimate compares to average actual December 2006 price received for sales of crude oil ($60.35per barrel) and natural gas ($7.84 per mcf).

The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Beginning of year	$29,960	$22,797	$18,371
Revisions to reserves proved in prior years -
Net change in prices and production costs	(14,234)	16,308	2,306
Net change due to revisions in quantity estimates	(12,078)	(6,334)	(534)
Accretion of discount	3,512	2,777	1,835
Production rate changes and other	(998)	2,405	(1,280)
Total revisions	(23,798)	15,156	2,327
Sale of oil and gas reserves	-	(1,623)	-
New field discoveries and extensions, net of future
production costs	18,445	12,769	12,194
Sales of oil and gas produced, net of production costs	(12,694)	(12,521)	(7,815)
Net change in income taxes	6,857	(6,618)	(2,280)
Net change in standardized measure of discounted
future net cash flows	(11,190)	7,163	4,426
End of year	$18,770	$29,960	$22,797

 Results of Operations for Oil and Gas Producing Activities (Unaudited) -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues	$16,950	$15,346	$10,796
Costs and expenses -
Production	(4,256)	(2,825)	(2,981)
Producing property impairment	(841)	-	-
Exploration	(2,895)	(3,078)	(2,504)
Depreciation, depletion and amortization	(3,603)	(2,678)	(2,949)
Operating income before income taxes	5,355	6,765	2,362
Income tax expense	(1,875)	(2,368)	(803)
Operating income from continuing operations	$3,480	$4,397	$1,559

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During the Company’s fourth fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Election of Directors” and “Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11 EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the headings “Transactions with Related Parties” and “Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007, under the heading “Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required to be filed

3(a) - Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1987)

3(b) - Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No. 2-48144)

3(c) - Amendment to the Bylaws of the Company to add an Article VII, Section 8. Indemnification of Directors, Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1986)

3(d) - Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 2002)

4(a) - Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company (-File No. 1-7908) for the fiscal year ended December 31, 1991)

4(b) - Loan Agreement between Adams Resources & Energy, Inc. and NationsBank Texas N.A. dated October 27, 1993 (Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

4(c)* - Fifteenth Amendment to Loan Agreement between Service Transport Company et al and Bank of America, N.A. dated February 7, 2007.

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By /s/Richard B. Abshire	By /s/ K. S. Adams, Jr.
(Richard B. Abshire,	(K. S. Adams, Jr.,
Vice President, Director	Chairman of the Board and
and Chief Financial Officer)	Chief Executive Officer)

Date: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Frank T. Webster	By /s/ E. C. Reinauer, Jr.
(Frank T. Webster, Director)	(E. C. Reinauer, Jr., Director)

By /s/ Larry E. Bell	By /s/ E. Jack Webster, Jr.
(Larry E. Bell, Director)	(E. Jack Webster, Jr., Director)

By /s/ William B. Wiener III
(William B. Wiener III, Director)

EXHIBIT INDEX

Exhibit
Number  Description

3(a) - Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987)

3(b) - Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 - File No. 2-48144)

3(c) - Amendment to the Bylaws of the Company to add an Article VII, Section 8. Indemnification of Directors, Officers, Employees and Agents (Incorporated by reference to Exhibit 3(c) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1986)

3(d) - Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2002)

4(a) - Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991)

4(b) - Loan Agreement between Adams Resources & Energy, Inc. and NationsBank Texas N.A. dated October 27, 1993 (Incorporated by reference to Exhibit 4(b) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993)

4(c)* - Fifteenth Amendment to Loan Agreement between Service Transport Company et al and Bank of America, N.A. dated February 7, 2007.

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