Form 10-Q
period 2007-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2007-05-15
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

A total of 4,217,596 shares of Common Stock were outstanding at May 10, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Marketing	$469,141	$468,488
Transportation	13,802	14,941
Oil and gas	3,423	4,599
	486,366	488,028
COSTS AND EXPENSES:
Marketing	465,649	464,530
Transportation	11,909	12,646
Oil and gas	2,888	1,197
General and administrative	2,602	2,116
Depreciation, depletion and amortization	2,491	2,042
	485,539	482,531

Operating earnings	827	5,497
Other income (expense):
Interest income	367	85
Interest expense	(31)	(28)
Earnings before income tax	1,163	5,554

Income tax provision	251	1,910

Net earnings	$912	$3,644

EARNINGS PER SHARE:
Basic and diluted net earnings
per common share	$.22	$.86

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$21,307	$20,668
Accounts receivable, net of allowance for doubtful
accounts of $239 and $225, respectively	190,867	194,097
Inventories	9,287	7,950
Risk management receivables	7,416	13,140
Income tax receivable	2,150	1,396
Prepayments	8,140	4,539

Total current assets	239,167	241,790

Property and equipment	110,699	107,221
Less - accumulated depreciation,
depletion and amortization	(66,301)	(63,905)
	44,398	43,316
Other assets:
Risk management assets	2,782	644
Other assets	4,000	3,537
	$290,347	$289,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$193,652	$185,735
Risk management payables	6,278	11,897
Accrued and other liabilities	3,431	7,897
Current deferred income taxes	1,147	1,053
Total current liabilities	204,508	206,582

Long-term debt	3,000	3,000

Other liabilities:
Asset retirement obligations	1,215	1,152
Deferred income taxes and other	4,137	3,762
Risk management liabilities	2,207	423
	215,067	214,919
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	63,165	62,253
Total shareholders’ equity	75,280	74,368
	$290,347	$289,287

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2007	2006
CASH PROVIDED BY OPERATIONS:
Earnings from continuing operations	$912	$3,644
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation, depletion and amortization	2,491	2,042
Gains on property sales	-	(32)
Impairment on non-producing oil and gas properties	219	259
Other, net	(18)	(22)
Decrease (increase) in accounts receivable	3,230	12,916
Decrease (increase) in inventories	(1,337)	1,123
Risk management activities	(249)	292
Decrease (increase) in tax receivable	(754)	470
Decrease (increase) in prepayments	(3,601)	2,791
Increase (decrease) in accounts payable	7,594	(11,866)
Increase (decrease) in accrued liabilities	(4,466)	(1,276)
Deferred income taxes	473	252

Net cash provided by operating activities	4,494	10,593

INVESTING ACTIVITIES:
Property and equipment additions	(3,469)	(4,631)
Insurance deposits	(386)	-
Proceeds from property sales	-	32

Net cash (used in) investing activities	(3,855)	(4,599)

FINANCING ACTIVITIES:
Net borrowings under credit agreements	-	-

Net cash used in financing activities	-	-

Increase in cash and cash equivalents	639	5,994

Cash at beginning of period	20,668	18,817

Cash at end of period	$21,307	$24,811

Supplemental disclosure of cash flow information:

Interest paid during the period	$32	$28

Income taxes paid during the period	$535	$1,001

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2007, its results of operations and its cash flows for the three months ended March 31, 2007 and 2006. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost. Components of inventory are as follows (in thousands):

	March 31,	December 31,
	2007	2006

Crude oil	$7,125	$5,983
Petroleum products	2,162	1,967

	$9,287	$7,950

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of March 31, 2007, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company is required to periodically review long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proved oil and gas properties are reviewed for impairment on a field-by-field basis. Any impairment recognized is permanent and may not be restored. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity. Such evaluations are made on a quarterly basis. Accordingly, a $219,000 and a $259,000 impairment provision on non-producing properties was recorded in the three-month period ended March 31, 2007 and 2006, respectively.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities. The Company has established certain deposits to support its participation in its liability insurance program and such deposits totaled $2,661,000 and $2,275,000 as of March 31, 2007 and December 31, 2006, respectively. In addition, the Company maintains certain deposits to support the collection and remittance of state crude oil severance taxes. Such deposits totaled $818,000 and $795,000 as of March 31, 2007 and December 31, 2006, respectively.

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

Included in marketing segment activities are the revenues and costs associated with certain crude oil buy/sell arrangements. Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations. Such contracts may be entered into for a variety of reasons, including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer. In September 2005, the EITF of the Financial Accounting Standards Board (“FASB”) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF required that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement was effective for new arrangements entered into after March 31, 2006. However, the Company adopted Issue 04-13 effective January 1, 2006 so reported revenues and costs are consistent between the periods presented herein.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the three-month periods ended March 31, 2007 and 2006. There were no potentially dilutive securities during those periods in 2007 and 2006.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

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

Crude oil, natural gas and refined products energy trading contracts that do not qualify as “normal purchase and sales” are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on market prices as of March 31, 2007 is $1,713,000, all of which will be received during the remainder of 2007 and 2008. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Net fair value on January 1,	$1,464	$1,781
Activity during the period
-Cash paid (received) from settled contracts	(577)	(894)
-Net realized gain from prior years’ contracts	-	107
-Net realized (loss) from prior years’ contracts	(144)	-
-Net unrealized gain from prior years’ contracts	11	-
-Net unrealized (loss) from prior years’ contracts	-	(57)
-Net unrealized gain from current year contracts	959	552
Net fair value on March 31,	$1,713	$1,489

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

	2007	2006

Balance on January 1,	$1,152	$1,058
-Liabilities incurred	13	10
-Accretion of discount	50	27
-Liabilities settled	-	-
-Revisions to estimates	-	-
Balance on March 31,	$1,215	$1,095

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations. Such cash deposits are included in other assets in the accompanying balance sheet.

New Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 establishes standards for recognition and measurement, in the financial statements, of positions taken, or expected to be taken, by an entity in its income tax returns taking into consideration the uncertainty and judgment involved in the determination and filing of income taxes. Positions taken in an income tax return that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by taxing authorities with full knowledge of all relevant information. FIN 48 also requires disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, descriptions of open tax years by major jurisdiction and reasonably possible significant changes in the amount of unrecognized tax benefits that could occur in the next twelve months.

Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns, including refund claims, that are not recognized in the financial statements because, in accordance with FIN 48, management has either measured the tax benefit at an amount less than the benefit claimed, or expected to be claimed, or concluded that it is not more-likely-than-not that the tax position will be ultimately sustained. As of January 1, 2007, the company had accrued approximately $230,000 including approximately $110,000 of potential interest and penalty applicable to certain open and unfiled state tax returns. The Company is currently working to file all open returns and expects to complete this process by year-end 2007. As the actual tax payments are made, the accrual will be reduced.

The Company adopted FIN 48 effective January 1, 2007. As discussed above, the Company has previously provided a liability accrual for open state tax returns and has no other unrecognized tax benefits. As such the adoption of FIN 48 did not impact on the Company’s results for the three months ended March 31, 2007 and the above described tax accrual items did not impact the effective tax rate as presented herein. Interest and penalties associated with income tax liabilities will be classified as income tax expense.

The earliest tax years remaining open from Federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2004
Texas	2002
Louisiana	1999
Michigan	2002
Mississippi	2002
Alabama	2002
New Mexico	2002

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The provisions of FAS No. 157 become effective beginning January 1, 2008 and management does not believe the impact of adopting SFAS 157 will be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides an entity with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 also establishes presentation and disclosure requirements that include displaying the fair value of those assets and liabilities for which the entity elected the fair value option on the face of the balance sheet and providing management’s reasons for electing the fair value option for each eligible item. The provisions of SFAS No. 159 become effective beginning January 1, 2008 and management does not believe the impact of adopting SFAS No. 159 will be material.

Note 3 - Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production. Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings (Loss)	Amortization	Additions
For the three months ended
March 31, 2007
Marketing
- Crude oil	$430,436	$1,784	$147	$228
- Natural gas	3,436	1,294	15	35
- Refined products	35,269	145	107	162
Marketing Total	469,141	3,223	269	425
Transportation	13,802	726	1,167	38
Oil and gas	3,423	(520)	1,055	3,006
	$486,366	$3,429	$2,491	$3,469
For the three months ended
March 31, 2006
Marketing
- Crude Oil	$427,154	$1,461	$207	$1,085
- Natural gas	3,089	1,791	15	-
- Refined Products	38,245	385	99	16
Marketing Total	468,488	3,637	321	1,101
Transportation	14,941	1,171	1,124	614
Oil and gas	4,599	2,805	597	2,916
	$488,028	$7,613	$2,042	$4,631

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Marketing
- Crude oil	$119,029	$116,917
- Natural gas	77,041	80,346
- Refined products	17,046	16,286
Marketing Total	213,116	213,549
Transportation	22,116	23,764
Oil and gas	27,622	25,918
Other	27,493	26,056
	$290,347	$289,287

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization. Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Segment operating earnings	$3,429	$7,613
- General and administrative	(2,602)	(2,116)
Operating earnings	827	5,497
- Interest income	367	85
- Interest expense	(31)	(28)
Earnings before income tax	$1,163	$5,554

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation. Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest. Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk. In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available. In those instances where there was no excess availability there has been no related party participation. Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party. When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors. For the first quarter of 2007, the Company’s investment commitments totaled approximately $3.1 million in those oil and gas projects where a related party was also participating in such investments. As of March 31, 2007 and December 31, 2006, the Company owed a combined net total of $190,681 and $146,338, respectively, to these related parties. In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5. Such overhead recoveries totaled $30,033 and $28,670 in the three month periods ended March 31, 2007 and 2006, respectively.

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

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services. For the three month period ended March 31, 2007, the affiliated entities charged the Company $41,870 of expense reimbursement and the Company charged the affiliates $8,016 for such expense reimbursements.

Note 5 - Commitments and Contingencies

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

From time to time, as incident to its operations, the Company becomes involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. Except as disclosed herein, management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

Note 6 - Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment. The Companies believe the likelihood of performance under these guarantees to be remote. Aggregate guaranteed residual values for tractors and trailers under operating leases as of March 31, 2007 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Lease residual values	$-	$304	$1,475	$217	$181	$288	$2,465

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel. Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public. Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years. The Company has a number of customers and stations operating under such arrangements and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time. Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers. As of March 31, 2007, the maximum amount of such potential obligation is approximately $1,797,000. Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, the Company and its subsidiaries have no other types of guarantees outstanding that in the future would require liability recognition under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies. The guarantees generally result from subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt. The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations. Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein. Therefore, no such obligation is recorded again on the books of the parent. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company. As of March 31, 2007, the amount of parent guaranteed obligations are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Bank debt	$-	$375	$1,500	$1,125	$-	$-	$3,000
Operating leases	4,060	3,861	1,539	548	186	104	10,298
Lease residual values	-	304	1,475	217	181	288	2,465
Commodity purchases	25,326	-	-	-	-	-	25,326
Letters of credit	39,564	-	-	-	-	-	39,564
	$68,950	$4,540	$4,514	$1,890	$367	$392	$80,653

Note 7 - Subsequent Event

In May 2007, the Company sold its interest in certain producing oil and gas properties for $15 million. This transaction will produce a one-time after tax gain of approximately $7 million during the second quarter of 2007.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation are presented as follows (in thousands):

		Segment	Depreciation
		Operating	Depletion and
	Revenues	Earnings	Amortization
Period ended March 31, 2007

- Crude oil	$430,436	$1,784	$147
- Natural gas	3,436	1,294	15
- Refined products	35,269	145	107
Total	$469,141	$3,223	$269

Period ended March 31, 2006

- Crude Oil	$427,154	$1,461	$207
- Natural gas	3,089	1,791	15
- Refined Products	38,245	385	99
Total	$468,488	$3,637	$321

Marketing segment revenues result from sales of crude oil, natural gas and refined products such as gasoline and diesel. Required reporting for certain sales transactions is on a gross revenue basis as title passes to the customer, while other sales transactions are reported on a net revenue basis (i.e. the commodity acquisition cost is netted against gross sales value).

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2007	2006

Field Level Purchase Volumes - Per day (1)
Crude oil - barrels	58,145	66,250
Natural gas - mmbtu’s	455,200	343,000

Average Purchase Price
Crude Oil - per barrel	$54.43	$60.40
Natural Gas - per mmbtu	$6.89	$7.63
_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were consistent between the periods at $430 million and $427 million for the three months ended March 31, 2007 and 2006, respectively. While average crude oil prices and field level crude oil volumes were reduced during the comparative first quarter of 2007, such reductions were offset by additional crude oil purchase and sales volumes at physical trade points. Crude oil operating margins were increased in 2007 as crude oil prices rose from the $54 per barrel range in January 2007 to the $60 per barrel range in March 2007, producing a $761,000 inventory liquidation gain. A similar but lesser event occurred in the first quarter of 2006 when crude oil prices rose from the $59 per barrel range in January 2006 to the $62 per barrel range in March 2006, producing a $539,000 inventory liquidation gain. As of March 31, 2007, the Company held 119,480 barrels of crude oil inventory at an average price of $59.63 per barrel.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin. As shown above, natural gas gross margins were increased in the first quarter of 2007 relative to 2006, while operating margins for the comparative current period were reduced to $1,294,000. This apparent contradiction results because during 2007, the Company shipped a relatively larger volume of natural gas and therefore incurred additional pipeline fees which are classified as a reduction in operating earnings. Comparative natural gas operating earnings are a function of volumes and the per unit margin afforded in the marketplace. While 2007 natural gas volumes were increased, per unit margins were reduced by the supply and demand conditions existing in the 2007 marketplace.

The refined products segment experienced reduced volumes and prices as business generally slowed during the first quarter of 2007 leading to reduced sales and operating earnings.

- Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)

Revenues	$13,802	$14,941	(7.6)%

Operating earnings	$726	$1,171	(38.0)%

Depreciation	$1,167	$1,124	3.8%

Business declined for the transportation segment consistent with a general slowdown for domestic manufacturers of petrochemicals during the first quarter of 2007. While comparative transportation revenues were off 7.6 percent, operating earnings declined by 38 percent. This is the classic pattern as the impact of fixed operating expenses caused operating earnings to decline more significantly when measured in terms of a percentage. The reverse situation occurs during periods of increasing volumes and revenues.

In contrast to the quarter in general, activity for March 2007 increased to a level consistent with March 2006 and represented 40 percent of current quarter revenues and substantially all of current quarter earnings. The surge in business was caused by the Company’s spring season agricultural chemical and fertilizer business.

-  Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes. Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006	Increase
Revenues	$3,423	$4,599	(25.6)%

Operating earnings (loss)	$(520)	$2,805	(118.5)%

Depreciation and depletion	$1,055	$597	76.7%

Oil and gas segment revenues and operating earnings decreased for the three months ended March 31, 2007 as a result of reduced volumes and pricing as shown in the table below. Exploration expenses during the first quarter of 2007 were significantly increased to $1,778,000 compared to $328,000 during the first quarter of 2006, producing the current period loss. During the first quarter of 2007, the Company incurred $1,051,000 of dry hole expense, $219,000 of impairment on non-producing properties and $508,000 of seismic and geological expense.

Production volumes and price information is as follows:

	Three Months Ended
	March 31,
	2007	2006
Crude Oil
Volume - barrels	17,200	19,800
Average price per barrel	$56.73	$61.20

Natural gas
Volume - mcf	335,000	396,000
Average price per mcf	$7.30	$8.55

During the first three months of 2007, the Company participated in the drilling of nine wells. Seven of the wells were successful with one dry hole and one well converted to a salt water disposal unit. Additionally, the Company has five wells in process on March 31, 2007 with evaluation anticipated during the second quarter of 2007. Participation in the drilling of approximately 40 wells is planned for the remainder of 2007 on the Company’s prospect acreage in Alabama, Arkansas, Louisiana and Texas.

In the UK North Sea, seismic interpretation work continues on the Company’s acreage position. The Company holds a “Promote License” that does not require a commitment to drill a well. The Company plans to seek a partner to drill the initial well on a promoted basis. The Company holds a 30 percent interest in Blocks 21-1b, 21-2b, and 21-3d in the Central Section of the U.K. North Sea.

 - Income tax

The provision for income taxes is based on Federal and State tax rates. The first quarter of 2007 income tax provision of $251,000 represents approximately 22 percent of earnings before income taxes compared to a normal combined Federal and State income tax rate of approximately 38 percent. Income taxes are reduced during the first quarter of 2007 because the Company anticipates an additional $422,000 federal tax deduction attributable to certain operating losses incurred in the United Kingdom that were not previously deductible in either jurisdiction.

- Outlook

In May 2007, the Company sold its interest in certain producing oil and gas properties for $15 million. This transaction will produce a one-time after tax gain of approximately $7 million during the second quarter of 2007.

Company management is currently working to develop adequate procedures and controls documentation in order to comply with the reporting and auditing requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002. Presently, the Company’s Section 404 reporting compliance deadline may occur as early as December 31, 2007. Management has hired outside consultants and is incurring additional administrative expenses estimated to total $1 million during 2007 in order to meet this requirement. While it is the intent of the Company to meet all Section 404 compliance requirements, there are no assurances that the Company will meet all such items within the required time frames.

The operating trends occurring in the first quarter of 2007 appear to be holding steady into the second quarter. No significant variations in current operations are presently anticipated aside from the one-time gain described above and the added administrative burden to comply with Sarbanes-Oxley Section 404.

Liquidity and Capital Resources

During the first three months of 2007, net cash provided by operating activities totaled $4,494,000 versus $10,593,000 provided by operations during the first three months of 2006. Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations. Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization. Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Earnings from continuing operations	$912	$3,644
Depreciation, depletion and amortization	2,491	2,042
Property and equipment additions	(3,469)	(4,631)

Cash available for (provided by) other uses	$(66)	$1,055

Capital expenditures during the first three months of 2007 included $415,000 for marketing and transportation equipment additions and $3,006,000 in property additions associated with oil and gas exploration and production activities. For the remainder of 2007, the Company anticipates expending approximately $10 million on oil and gas exploration projects to be funded from operating cash flow and available working capital. In addition, approximately $1 million will be expended toward additional equipment purchases within the Company’s marketing and transportation businesses with funding from available cash flow.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America, N.A. provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent. The working capital loan provides for borrowings up to $10 million based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories. Available capacity under the line is calculated monthly and as of March 31, 2007 was established at $10 million. The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank. The borrowing base is established at $10 million as of March 31, 2007 with no amounts outstanding at March 31, 2007. The line of credit loans are scheduled to expire on October 31, 2008, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments. As of March 31, 2007, bank debt outstanding under the Company’s two revolving credit facilities totaled $3 million and such debt was repaid in full on April 2, 2007.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $52,471,000. Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock. The Company was in compliance with these restrictions as of March 31, 2007.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities. In addition to providing up to $60 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. As of March 31, 2007, the Company had $4.2 million of eligible borrowing capacity under this facility. No working capital advances were outstanding as of March 31, 2007. Letters of credit outstanding under this facility totaled approximately $32.5 million as of March 31, 2007. BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs. Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent. No working capital advances were outstanding under this facility as of March 31, 2007. Letters of credit outstanding under this facility totaled $7.1 million as of March 31, 2007. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

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

3.
Cash flows, by their nature, match physical movements and passage of title. Mark-to-market accounting, on the other hand, creates a divergence between reported earnings and cash flows. Management believes this complicates and confuses the picture of stated financial conditions and liquidity.

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

- Oil and Gas Reserve Estimate

The value of capitalized costs of oil and gas exploration and production related assets are dependent on underlying oil and gas reserve estimates. Reserve estimates are based on many subjective factors. The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, changing prices, as well as the skill and judgment of petroleum engineers in interpreting such data. The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information becomes available. Calculation of estimated future oil and gas revenues are also based on estimates as to the timing of oil and gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing. The Company’s estimates assume prices will remain constant from the date of the engineer’s estimates, except for changes reflected under natural gas sales contracts. There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation, political conditions, economic conditions, weather conditions, market uncertainty and other factors impact the market price for oil and gas.

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

- Contingencies

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage. The Company intends to litigate this matter with its insurance carrier. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

From time to time, as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry. In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, management would evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure as provided in the guidelines of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk, including adverse changes in interest rates and commodity prices.

-	Interest Rate Risk

Total long-term debt at March 31, 2007 included $3 million of floating rate debt. As a result, the Company’s annual interest costs fluctuate based on interest rate changes. Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value as of March 31, 2007. A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the three-month period ended March 31, 2007.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations. Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value. Regarding net risk management assets, all of the presented values as of March 31, 2007 and 2006 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms. The estimated future net cash inflow based on applicable period end market prices is $1,713,000, all of which will be received during the remainder of 2007 and 2008. The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Net fair value on January 1,	$1,464	$1,781
Activity during the period
- Cash received from settled contracts	(577)	(894)
- Net realized (loss) for prior years’ contracts	(144)	-
- Net realized gain from prior years’ contracts	-	107
- Net unrealized gain from prior years’ contracts	11	-
- Net unrealized (loss) from prior years’ contracts	-	(57)
- Net unrealized gain from current year contracts	959	552
- Net fair value on September 30,	$1,713	$1,489

Historically, prices received for oil and gas production have been volatile and unpredictable. Price volatility is expected to continue. From January 1, 2007 through March 31, 2007 natural gas price realizations ranged from a monthly low of $6.18 per mmbtu to a monthly high of $7.56 per mmbtu. Oil prices ranged from a low of $54.13 per barrel to a high of $60.62 per barrel during the same period. A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings before income taxes by approximately $1,054,000 for the three-month period ended March 31, 2007.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended March 31, 2007 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation. To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties. In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, (e) Price Risk Management Activities and (f) Commitments and Contingencies among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins, (c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities, (p) commodity price volatility, (q) demand for chemical based trucking operations and (r) successful completion of drilling activity. For more information, see the discussion under Forward-Looking Statements in the annual report on Form 10-K for the year ended December 31, 2006.

Item 4. Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the Company’s first fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants. The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s. An alleged amount of damage has not been specified. Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation. Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage. The Company intends to litigate this matter with its insurance carrier. In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

Item 1A. - There have been no material changes in the Company’s risk factors from those disclosed in the 2006 Form 10-K.

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. - Other Information

On May 14, 2007, the Company sold its interest in certain oil and gas producing properties for a cash payment of $15 million. The properties are located in Louisiana and the Company anticipates recognizing a second quarter 2007 after tax gain of approximately $7 million from the sale. Cash proceeds will be used for general working capital purposes.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 15, 2007	By /s/K. S. Adams, Jr.
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