Form 10-Q
period 2007-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2007-08-13
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by  check mark  whether the  Registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at August 1, 2007.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Marketing	$1,017,489	$1,042,085	$548,348	$573,597
Transportation	31,646	32,097	17,844	17,156
Oil and gas	6,979	8,846	3,556	4,247
	1,056,114	1,083,028	569,748	595,000
COSTS AND EXPENSES:
Marketing	1,008,461	1,034,082	542,812	569,552
Transportation	26,248	26,719	14,339	14,073
Oil and gas operations	5,111	2,358	2,223	1,161
Oil and gas property sale	(12,078)	-	(12,078)	-
General and administrative	5,184	4,120	2,582	2,004
Depreciation, depletion and amortization	4,766	4,436	2,275	2,394
	1,037,692	1,071,715	552,153	589,184

Operating earnings	18,422	11,313	17,595	5,816
Other income (expense):
Interest income	823	249	456	164
Interest expense	(63)	(72)	(32)	(44)
Earnings before income taxes	19,182	11,490	18,019	5,936

Income tax provision	6,984	3,808	6,733	1,898

Net earnings	$12,198	$7,682	11,286	$4,038

EARNINGS PER SHARE:
Basic and diluted net earnings
per common share	$2.89	$1.82	$2.67	$.96

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$21,811	$20,668
Accounts receivable, net of allowance for doubtful
accounts of $303 and $225, respectively	199,469	194,097
Inventories	13,047	7,950
Risk management receivables	6,788	13,140
Income tax receivables	1,021	1,396
Prepayments	12,722	4,539

Total current assets	254,858	241,790

Property and equipment	107,904	107,221
Less – accumulated depreciation,
Depletion and amortization	(65,781)	(63,905)
	42,123	43,316
Other assets:
Risk management receivables	2,250	644
Other assets	3,715	3,537
	$302,946	$289,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$198,131	$185,735
Risk management payables	5,753	11,897
Accrued and other liabilities	4,094	7,897
Current deferred income taxes	1,121	1,053
Total current liabilities	209,099	206,582

Long-term debt	-	3,000

Other liabilities:
Asset retirement obligations	1,158	1,152
Deferred income taxes and other	4,431	3,762
Risk management payables	1,692	423
	216,380	214,919
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	74,451	62,253
Total shareholders’ equity	86,566	74,368
	$302,946	$289,287

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2007	2006
CASH PROVIDED BY OPERATIONS:
Net earnings	$12,198	$7,682
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	4,766	4,436
Gains on property sales	(12,034)	(32)
Impairment on oil and gas properties	409	389
Other, net	169	(66)
Decrease (increase) in accounts receivable	(5,372)	3,388
Decrease (increase) in inventories	(5,097)	464
Risk management activities	(129)	601
Decrease (increase) in tax receivable	375	(727)
Decrease (increase) in prepayments	(8,183)	2,894
Increase (decrease) in accounts payable	12,259	(5,866)
Increase (decrease) in accrued liabilities	(3,803)	(816)
Deferred income taxes	746	1,130

Net cash provided by (used in) operating activities	(3,696)	13,477

INVESTING ACTIVITIES:
Property and equipment additions	(7,130)	(7,935)
Insurance deposits	(350)	(530)
Proceeds from property sales	15,319	32

Net cash provided by (used in) investing activities	7,839	(8,433)

FINANCING ACTIVITIES:
Net repayments under credit agreements	(3,000)	(1,975)

Net cash used in financing activities	(3,000)	(1,975)

Increase in cash and cash equivalents	1,143	3,069

Cash at beginning of period	20,668	18,817

Cash at end of period	$21,811	$21,886

Supplemental disclosure of cash flow information:

Interest paid during the period	$67	$74

Income taxes paid during the period	$5,373	$3,232

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2007 and December 31, 2006, its results of operations for the three and six month periods ended June 30, 2007 and 2006, and its cash flows for the six-month periods ended June 30, 2007 and 2006. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's annual report on Form 10-K for the year ended December 31, 2006. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions.

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.

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

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale and valued at cost determined on the first-in, first-out basis, while crude oil inventory is valued at average cost.  Components of inventory are as follows (in thousands):

	June 30,	December 31,
	2007	2006

Crude oil	$11,043	$5,983
Petroleum products	2,004	1,967

	$13,047	$7,950

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2007, the Company had no unevaluated or suspended exploratory drilling costs.

Producing oil and gas leases, equipment and intangible drilling costs are depleted or amortized over the estimated recoverable reserves using the units-of-production method.  Other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to fifteen years for marketing, three to fifteen years for transportation and ten to twenty years for all others.

The Company periodically reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs.  Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions.  Proved oil and gas properties are reviewed for impairment on a field-by-field basis.  Any impairment recognized is permanent and may not be restored.  During the first six months of 2007 and 2006, an impairment provision on producing oil and gas properties totaling $11,000 and $188,000, respectively, was recorded due to higher costs having been incurred on certain properties relative to their oil and gas reserve valuations.  In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activity.  Such evaluations are made on a quarterly basis.  Accordingly, a $397,000 and a $389,000 impairment provision on non-producing properties were recorded in the six-month periods ended June 30, 2007 and 2006, respectively.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities.  The Company has established certain deposits to support its participation in its liability insurance program and such deposits totaled $2,625,000 and $2,275,000 as of June 30, 2007 and December 31, 2006, respectively.  In addition, the Company maintains certain deposits to support the collection and remittance of state crude oil severance taxes.  Such deposits totaled $583,000 and $795,000 as of June 30, 2007 and December 31, 2006, respectively.

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

Substantially all of the Company’s petroleum products marketing activity qualify as a “normal purchase and sale” and revenue is recognized in the period when the customer physically takes possession and title to the product upon delivery at their facility.  The Company recognizes fair value or mark-to- market gains and losses on refined product marketing activities that do not qualify as “normal purchases and sales”.

Transportation customers are invoiced, and the related revenue is recognized as the service is provided.  Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Included in marketing segment revenues and costs are the gross proceeds and costs associated with certain crude oil buy/sell arrangements.  Crude oil buy/sell arrangements result from a single contract or concurrent contracts with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations.  Such contracts may be entered into for a variety of reasons, including to effect the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer.  In September 2005, the EITF of the Financial Accounting Standards Board (“FASB”) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“Issue 04-13”). As part of Issue 04-13, the EITF requires that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement.  This requirement is effective for new arrangements entered into after March 31, 2006.  However, the Company adopted Issue 04-13 effective January 1, 2006 so reported revenues and costs are consistent between the periods presented herein.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the three-month and six-month periods ended June 30, 2007 and 2006.  There were no potentially dilutive securities during those periods in 2007 and 2006.

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

Price Risk Management Activities

Derivative financial instruments (including certain derivative instruments embedded in other contracts) are recorded on the balance sheet as either an asset or liability measured at its fair value, unless the derivative qualifies and has been designated as a normal purchase or sale. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting under SFAS No. 133 during any current reporting periods.

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

Crude oil, natural gas and refined products energy trading contracts that do not qualify as “normal purchase and sales” are recorded at fair value, depending on management’s assessments of the numerous accounting standards and positions that comply with generally accepted accounting principles.  The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities.  The revaluation of such contracts is recognized in the Company’s results of operations.  Current market price quotes from actively traded liquid markets are used in all cases to determine the contracts’ fair value.  Risk management assets and liabilities are classified as short-term or long-term depending on contract terms.  The estimated future net cash inflow based on market prices as of June 30, 2007 is $1,593,000, all of which will be received during the remainder of 2007 through 2009.  The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors impacting the change in the net value of the Company’s risk management assets and liabilities for the six-month period ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Net fair value on January 1,	$ 1,464	$1,781
Activity during the period
-Cash paid (received) from settled contracts	(874)	(1,455)
-Net realized gain from prior years’ contracts	-	258
-Net realized (loss) from prior years’ contracts	(62)	-
-Net unrealized (loss) from prior years’ contracts	(110)	(62)
-Net unrealized gain from current year contracts	1,175	658
Net fair value on June 30,	$1,593	$1,180

Asset Retirement Obligations

The Company has recorded a liability for the estimated retirement costs associated with certain tangible long-lived assets.  The fair value of asset retirement obligations are recorded in the period in which they are incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  A summary of the Company’s asset retirement obligations is presented as follows (in thousands):

	2007	2006

Balance on January 1,	$1,152	$1,058
-Liabilities incurred	33	24
-Accretion of discount	68	36
-Liabilities settled	(95)	-
-Revisions to estimates	-	-
Balance on June 30,	$ 1,158	$ 1,118

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

The Company adopted FIN 48 effective January 1, 2007.  As discussed above, the Company has previously provided a liability accrual for open state tax returns and has no other unrecognized tax benefits.  As such the adoption of FIN 48 did not impact on the Company’s results for the six months ended June 30, 2007 and the above described tax accrual items did not impact the effective tax rate as presented herein. Interest and penalties associated with income tax liabilities are classified as income tax expense.

The earliest tax years remaining open from Federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2004
Texas	2002
Louisiana	1999
Michigan	2002
Mississippi	2002
Alabama	2002
New Mexico	2002

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements.  SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy.  The provisions of SFAS No. 157 become effective beginning January 1, 2008 and management does not believe the impact of adopting SFAS 157 will be material.

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

Note 3 – Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Six Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2007
Marketing
- Crude Oil	$932,727	$5,661	$307	$427
- Natural gas	6,668	2,492	70	52
- Refined products	78,094	286	212	268
Marketing Total	1,017,489	8,439	589	747
Transportation	31,646	3,159	2,239	159
Oil and gas	6,979	12,008	1,938	6,224
	$1,056,114	$23,606	$4,766	$7,130
Period Ended June 30, 2006
Marketing
- Crude Oil	$947,128	$4,043	$439	$1,254
- Natural gas	5,545	2,422	29	220
- Refined products	89,412	878	192	902
Marketing Total	1,042,085	7,343	660	2,376
Transportation	32,097	3,145	2,233	969
Oil and gas	8,846	4,945	1,543	4,590
	$1,083,028	$15,433	$4,436	$7,935

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2007
Marketing
- Crude Oil	$502,291	$3,877	$160	$199
- Natural gas	3,232	1,198	55	17
- Refined products	42,825	141	105	106
Marketing Total	548,348	5,216	320	322
Transportation	17,844	2,433	1,072	121
Oil and gas	3,556	12,528	883	3,218
	$569,748	$20,177	$2,275	$3,661
Period Ended June 30, 2006
Marketing
- Crude Oil	$519,974	$2,582	$232	$169
- Natural gas	2,456	631	14	220
- Refined products	51,167	493	93	886
Marketing Total	573,597	3,706	339	1,275
Transportation	17,156	1,974	1,109	355
Oil and gas	4,247	2,140	946	1,674
	$595,000	$7,820	$2,394	$3,304
Identifiable assets by industry segment are as follows (in thousands):
	June 30,	December 31,
	2007	2006
Marketing
- Crude oil	$128,397	$116,917
- Natural gas	79,268	80,346
- Refined products	19,050	16,286
Marketing Total	226,715	213,549
Transportation	21,629	23,764
Oil and gas	26,307	25,918
Other	28,295	26,056
	$302,946	$289,287

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):
	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Segment operating earnings	$23,606	$15,433	$20,177	$7,820
- General and administrative	(5,184)	(4,120)	(2,582)	(2,004)
Operating earnings	18,422	11,313	17,595	5,816
- Interest income	823	249	456	164
- Interest expense	(63)	(72)	(32)	(44)
Earnings before income taxes	$19,182	$11,490	$18,019	$5,936

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first half of 2007, the Company’s investment commitments totaled approximately $4.3 million in those oil and gas projects where a related party was also participating in such investments.  As of June 30, 2007 and December 31, 2006, the Company owed a combined net total of $173,446 and $146,338, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $61,989 and $58,704 in the six month periods ended June 30, 2007 and 2006, respectively.
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

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the six month period ended June 30, 2007, the affiliated entities charged the Company $71,692 of expense reimbursement and the Company charged the affiliates $48,138 for such expense reimbursements.

Note 5 - Commitments and Contingencies

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil &Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants.  The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s.  An alleged amount of damage has not been specified.  Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation.  Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage.  The Company is litigating this matter with its insurance carrier.  In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

Note 6 – Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual sales value upon the expiration of a lease and sale of the underlying equipment.  The Company believes the likelihood of performance under these guarantees to be remote.  Aggregate guaranteed residual values for tractors and trailers under operating leases as of June 30, 2007 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Lease residual values	$-	$304	$1,475	$217	$181	$288	$2,465

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel.  Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public.  Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years.  The Company has a number of customers and stations operating under such arrangements and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time.  Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers.  As of June 30, 2007, the maximum amount of such potential obligation is approximately $1,975,000.  Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, the Company and its subsidiaries have no other types of guarantees outstanding that in the future would require liability recognition under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

Adams Resources & Energy, Inc. frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies.  The guarantees generally result from subsidiary commodity purchase obligation, subsidiary lease commitments and subsidiary bank debt.  The nature of such guarantees is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations.  Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the accompanying condensed consolidated financial statements. Therefore, no such obligation is recorded again on the books of the parent.  The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company.  In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company.  As of June 30, 2007, the amount of parental guaranteed obligations are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Bank debt	$-	$-	$-	$-	$-	$-	$-
Operating leases	2,005	3,846	1,524	547	186	104	8,212
Lease residual values	-	304	1,475	217	181	288	2,465
Commodity purchases	23,523	-	-	-	-	-	23,523
Letters of credit	47,174	-	-	-	-	-	47,174
	$72,702	$4,150	$2,999	$764	$367	$392	$81,374

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Crude oil	$932,727	$947,128	$502,291	$519,974
Natural gas	6,668	5,545	3,232	2,456
Refined products	78,094	89,412	42,825	51,167
Total	$1,017,489	$1,042,085	$548,348	$573,597

Operating Earnings
Crude oil	$5,661	$4,043	$3,877	$2,582
Natural gas	2,492	2,422	1,198	631
Refined products	286	878	141	493
Total	$8,439	$7,343	$5,216	$3,706

Depreciation
Crude oil	$307	$439	$160	$232
Natural gas	70	29	55	14
Refined products	212	192	105	93
Total	$589	$660	$320	$339

Selected operational information was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	61,000	65,650	63,900	64,900
Natural gas – mmbtu’s	431,200	335,400	407,200	327,500

Average Purchase Price
Crude oil – per barrel	$58.22	$63.51	$61.46	$66.65
Natural Gas – per mmbtu’s	$7.12	$7.01	$7.38	$6.38
_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were generally consistent between the reporting periods as shown above.  Importantly, the recent trend that continued into the first quarter of 2007 of declining field-level crude oil volumes reversed during the second quarter of 2007.  In addition, natural gas field-level volumes continued to grow.

Crude oil operating earnings improved during 2007 as the Company was able to garner better pricing from its end-market customer base.  Both 2007 and 2006 results benefited from crude oil inventory liquidation gains when crude oil prices generally rose during the comparative periods.  On January 1, 2007 crude oil prices were in the $53 per barrel range rising to $67 per barrel by June 30, 2007, while prices moved from the $59 barrel range on January 1, 2006 to the $70 per barrel range on June 30, 2006.  The 2007 inventory liquidation gain totaled $1.6 million versus $1.5 million for the 2006 period.  As of June 30, 2007, the Company held 164,852 barrels of crude oil inventory at an average price of $67 per barrel.

Reported natural gas revenues reflect the gross margins on the Company’s natural gas purchase and resale business.  Gross margins and operating earnings were improved in both the comparative three-month and six-month periods due to increased volumes and from the development of more end market sales opportunities.

Refined product revenues and operating earnings were reduced in the 2007 period due to a lack of available biodiesel supply.  The Company’s suppliers of biodiesel fuel experienced difficulty meeting their contractual quantity commitments during the first half of 2007.  During the third quarter of 2007, the normal level of biodiesel supply was restored and has continued to date.

-	Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Revenues	$31,646	$32,097	(1.4)%	$17,844	$17,156	4.0%

Operating earnings	$3,159	$3,145	-%	$2,433	$1,974	23.2%

Depreciation	$2,239	$2,233	-%	$1,072	$1,109	(3.3)%

Transportation segment revenues and operating expenses were generally consistent between the comparative periods with both 2007 and 2006 results benefiting from strong spring seasonal demand for fertilizer and agricultural chemical hauls.  The second quarter of 2007 experienced particularly strong demand and operating earnings improved 23 percent for the quarter.  The seasonal demand for trucking services slowed going into the third quarter of 2007.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues	$6,979	$8,846	(21.1)%	$3,556	$4,247	(16.3)%

Operating earnings	$12,008	$4,945	142.8%	$12,528	$2,140	485.4%

Depreciation and depletion	$1,938	$1,543	25.6%	$883	$946	(6.6)%

Production volumes and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Crude Oil
Volume – barrels	35,450	39,570	18,250	19,760
Average price per barrel	$60.78	$64.53	$64.62	$67.88

Natural gas
Volume – mcf	642,000	795,560	307,000	399,430
Average price per mcf	$7.52	$7.91	$7.76	$7.27

Reduced revenues during 2007 are primarily a result of normal production declines on the Company’s oil and gas properties.  In May 2007, the Company sold its interest in certain Louisiana producing oil and gas properties.  Sale proceeds totaled $15.3 million resulting in a pre-tax gain on sale of approximately $12.1 million.  The favorable results from the gain were partially offset by $2,938,000 of exploration expense during the first six months of 2007.  Comparative exploration expenses were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Dry hole expense	$1,376	$16	$325	$19
Prospect abandonment	397	389	182	130
Seismic and geological	1,165	241	592	168

Total	$2,938	$646	$1,099	$317

During the first six months of 2007, the Company participated in the drilling of 14 wells.  Eleven of the wells were successful with two dry holes and one well converted to a salt water disposal unit. Additionally, the Company has ten wells in process on June 30, 2007 with evaluation anticipated prior to year end.  Participation in the drilling of approximately 20 wells is planned for the remainder of 2007 on the Company’s prospect acreage in Alabama, Arkansas, Louisiana and Texas.  In addition, the Company is participating in active 3-D seismic surveys in Arkansas and Louisiana that are expected to generate drilling opportunities for 2008 and 2009.

In the UK North Sea, seismic interpretation work continues on the Company’s acreage position.  The Company holds a “Promote License” that does not require a commitment to drill a well.  The Company plans to seek a partner to drill the initial well on a promoted basis. The Company holds a 30 percent interest in Blocks 21-1b, 21-2b, and 21-3d in the Central Section of the U.K. North Sea.

-           Income tax

The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.  The Company’s effective tax rate for 2007 is elevated due to the $12.1 million gain on sale of certain producing oil and gas properties occurring in Louisiana and subject to an 8 percent state income tax rate.

-           Outlook

With recent increases in crude oil prices, the second half trend for the marketing segment should follow first half results.  Reduced transportation earnings are expected for the second half of 2007 as the spring season agricultural chemical business will not recur.

For the oil and gas division, no immediate property sales are anticipated.  The Company does, however, anticipate a reversal of the recent trend of declining oil and gas production volumes.  A single well brought on production in July 2007 is presently producing over 100 barrels of crude oil per day, net to the Company’s fractional ownership interest.  If such production levels are sustained, the Company’s daily production of crude oil is expected to increase.  A number of other wells should also come online during the second half of 2007 contributing to increased volumes to provide an offset to normal production declines.

Liquidity and Capital Resources

During the first six months of 2007, net cash used by operating activities totaled $3,696,000 versus $13,477,000 provided by operations during the first six months of 2006.  Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations.  Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization.  Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Net earnings	$12,198	$7,682
Less net gain on sale	(12,034)	(32)
Depreciation, depletion and amortization	4,766	4,436
Property and equipment additions	(7,130)	(7,935)

Cash available for (from) other uses	$(2,200)	$4,151

Capital expenditures during the first six months of 2007 included $906,000 for marketing and transportation equipment additions and $6,224,000 in property additions associated with oil and gas exploration and production activities.  For the remainder of 2007, the Company anticipates expending approximately $6 million on oil and gas exploration and development projects to be funded from operating cash flow and available working capital. In addition, approximately $500,000 will be expended toward additional equipment purchases within the Company’s marketing and transportation businesses with funding from available cash flow.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of 1 percent.  The working capital loan provides for borrowings up to $5,000,000 based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories.  Available capacity under the line is calculated monthly and as of June 30, 2007 was established at $5,000,000.  The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank.  The borrowing base is established at $5,000,000 as of June 30, 2007.  The line of credit loans are scheduled to expire on October 31, 2008, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.  As of June 30, 2007, there was no debt outstanding under the Company’s two revolving credit facilities.

The Bank of America revolving loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $58,100,000.  Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on the Company’s common stock.  The Company is in compliance with these restrictions.

The Company’s Gulfmark Energy, Inc. subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities.  In addition to providing up to $60 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales.  Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent.  As of June 30, 2007, the Company had $6 million of eligible borrowing capacity under this facility.  No working capital advances were outstanding as of June 30, 2007.  Letters of credit outstanding under this facility totaled approximately $37.5 million as of June 30, 2007.  BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

The Company’s Adams Resources Marketing subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities.  In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs on a demand note basis.  Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent.  No working capital advances were outstanding under this facility as of June 30, 2007.  Letters of credit outstanding under this facility totaled $9.6 million as of June 30, 2007.  Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit under this facility without prior notification to the Company.

Critical Accounting Policies and Use of Estimates

-	Fair Value Accounting

As an integral part of its marketing operation, the Company enters into certain forward commodity contracts that are required to be recorded at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related accounting pronouncements.  Management believes this required accounting, known as mark-to-market accounting, creates variations in reported earnings and the reported earnings trend.  Under mark-to-market accounting, significant levels of earnings are recognized in the period of contract initiation rather than the period when the service is provided and title passes from supplier to customer.  As it affects the Company’s operation, management believes mark-to-market accounting impacts reported earnings and the presentation of financial condition in three important ways:

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

The Company attempts to mitigate the identified risks by only entering into contracts where current market quotes in actively traded, liquid markets are available to determine the fair value of contracts.  In addition, the Company’s forward contracts are primarily less than 18 months in duration.  The reader is cautioned to develop a full understanding of how fair value or mark-to-market accounting creates differing reported results relative to those otherwise presented under conventional accrual accounting.

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

-           Contingencies

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil &Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants.  The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s.  An alleged amount of damage has not been specified.  Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation.  Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage.  The Company is litigating this matter with its insurance carrier.  In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

The Company had no debt outstanding as of June 30, 2007. Historically, the Company’s long-term debt constituted floating rate debt. As a result, the Company’s annual interest costs fluctuated based on interest rate changes. Because the interest rate on the Company’s long-term debt was at a floating rate, the fair value of the debt approximated the carrying value as of a given date.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the Company’s balance sheet as risk management assets and liabilities. The revaluation of such contracts is recognized on a net basis in the Company’s results of operations.  Current market price quotes from actively traded liquid markets are used to estimate the contracts’ fair value.  Regarding net risk management assets, all of the presented values as of June 30, 2007 and 2006 were based on readily available market quotations. Risk management assets and liabilities are classified as short-term or long-term depending on contract terms.  The estimated future net cash inflow based on period end market prices is $1,593,000 as of June 30, 2007, all of which will be received during the remainder of 2007 through 2009.  The estimated future cash inflow approximates the net fair value recorded in the Company’s risk management assets and liabilities.

The following table illustrates the factors that impacted the change in the net value of the Company’s risk management assets and liabilities for the six months ended June 30, 2007 and 2006  (in thousands):

	2007	2006
Net fair value on January 1,	$1,464	$1,781
Activity during the period
- Cash received from settled contracts	(874)	(1,455)
- Net realized gain from prior years’ contracts	-	258
- Net realized loss from prior years’ contracts	(62)	-
- Net unrealized (loss) from prior years’ contracts	(110)	(62)
- Net unrealized gain from current year contracts	1,175	658
- Net fair value on June 30,	$1,593	$1,180

Historically, prices received for oil and gas production have been volatile and unpredictable.  Price volatility is expected to continue.  From January 1, 2007 through June 30, 2007 natural gas price realizations ranged from a monthly low of $6.18 per mmbtu to a monthly high of $7.56 per mmbtu.  Oil prices ranged from a low of $53.40 per barrel to a high of $65.74 per barrel during the same period.  A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced pre-tax earnings by approximately $1.8 million for the six-month period ended June 30, 2007.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended June 30, 2007 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, (e) Price Risk Management Activities and (f) Commitments and Contingencies among others, contain forward-looking statements. Where the Company expresses an expectation or belief to future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

A number of factors could cause actual results or events to differ materially from those anticipated. Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins, (c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities, (p) commodity price volatility, (q) demand for chemical based trucking services, and (r) successful completion of drilling activity.  For more information, see the discussion under Forward-Looking Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II.  OTHER INFORMATION
Item 1.

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil &Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants.  The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s.  An alleged amount of damage has not been specified.  Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation.  Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage.  The Company is litigating this matter with its insurance carrier.  In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. - There have been no material changes in the Company’s risk factors from those disclosed in the 2006 Form 10-K.

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders.

On May 21, 2007, the Company held its annual meeting of shareholders, at which five directors were elected.  The vote totals were as follows:

Director	Votes For	Votes Withheld	Non-Voted
K. S. Adams, Jr.	3,941,509	57,510	218,577
F. T. Webster	3,919,702	79,317	218,577
E. C. Reinauer, Jr.	3,921,122	77,897	218,577
E. J. Webster, Jr.	3,950,239	48,780	218,577
Larry E. Bell	3,984,339	14,680	218,577

Item 5. – None

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 13, 2007	By /s/K. S. Adams, Jr.
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