Form 10-Q
period 2008-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2008-05-13
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by  check mark  whether the  Registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer☐ Accelerated filer☐ Non-accelerated filer☒ Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at May 10, 2008.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Marketing	$945,637	$469,141
Transportation	16,404	13,802
Oil and gas	3,947	3,423
	965,988	486,366
COSTS AND EXPENSES:
Marketing	940,919	465,649
Transportation	14,687	11,909
Oil and gas	1,426	2,888
General and administrative	2,917	2,602
Depreciation, depletion and amortization	3,038	2,491
	962,987	485,539

Operating earnings	3,001	827
Other income (expense):
Interest income	355	367
Interest expense	(4)	(31)
Earnings before income tax	3,352	1,163

Income tax provision	1,141	251

Net earnings	$2,211	$912

EARNINGS PER SHARE:
Basic and diluted net earnings
per common share	$.52	$.22

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$25,957	$23,697
Accounts receivable, net of allowance for doubtful
accounts of $216 and $192, respectively	303,158	261,710
Inventories	21,507	14,776
Fair value contracts	12,294	5,388
Income tax receivable	2,153	2,554
Prepayments	5,985	3,768

Total current assets	371,054	311,893

Property and equipment	116,750	110,526
Less – accumulated depreciation,
depletion and amortization	(73,578)	(70,828)
	43,172	39,698
Other assets:
Fair value contracts	2,631	1,563
Cash deposits and other	3,988	3,921
	$420,845	$357,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$305,474	$252,310
Accounts payable – related party	185	84
Fair value contracts	11,148	4,116
Accrued and other liabilities	4,078	3,707
Current deferred income taxes	1,104	1,104
Total current liabilities	321,989	261,321

Other liabilities:
Asset retirement obligations	1,182	1,153
Deferred income taxes and other	3,700	4,063
Fair value contracts	2,321	1,096
	329,192	267,633
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	79,538	77,327
Total shareholders’ equity	91,653	89,442
	$420,845	$357,075

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2008	2007
CASH PROVIDED BY OPERATIONS:
Net earnings	$2,211	$912
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation, depletion and amortization	3,038	2,491
Gains on property sales	(22)	-
Dry hole costs incurred	90	1,051
Impairment of oil and gas properties	197	219
Other, net	10	(18)
Decrease (increase) in accounts receivable	(41,448)	3,230
Decrease (increase) in inventories	(6,731)	(1,337)
Fair value contracts	283	(249)
Decrease (increase) in tax receivable	401	(754)
Decrease (increase) in prepayments	(2,217)	(3,601)
Increase (decrease) in accounts payable	53,351	7,594
Increase (decrease) in accrued liabilities	371	(4,466)
Deferred income taxes	(358)	473

Net cash provided by operating activities	9,176	5,545

INVESTING ACTIVITIES:
Property and equipment additions	(6,885)	(4,520)
Insurance and tax deposits	(53)	(386)
Proceeds from property sales	22	-
Redemption of short-term investments	10,000	-
Investment in short-term investments	(10,000)	-

Net cash (used in) investing activities	(6,916)	(4,906)

Increase in cash and cash equivalents	2,260	639

Cash at beginning of period	23,697	20,668

Cash at end of period	$25,957	$21,307

Supplemental disclosure of cash flow information:

Interest paid during the period	$4	$32

Income taxes paid during the period	$5	$535

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2008, its results of operations and its cash flows for the three months ended March 31, 2008 and 2007. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Cash, Cash Equivalents and Auction Rate Investments

Cash and cash equivalents include any treasury bill, commercial paper, money market fund or federal funds with maturity of 30 days or less.  Depending on cash availability, auction rate investments in municipal bonds and bond mutual funds are also made from time to time.  The Company invests in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no auction rate investments as of March 31, 2008 and December 31, 2007.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale. Petroleum products and crude oil inventory is valued at average cost.  Components of inventory are as follows (in thousands):

	March 31,	December 31,
	2008	2007

Crude oil	$19,467	$12,437
Petroleum products	2,040	2,339

	$21,507	$14,776

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2008, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs.  Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions.  Proved oil and gas properties are reviewed for impairment on a field-by-field basis.  Any impairment recognized is permanent and may not be restored.  For the three-month periods ended March 31, 2008 and 2007, there were no impairment provisions on producing oil and gas properties. In addition, on a quarterly basis management evaluates the carrying value of non-producing properties and unevaluated properties and may deem them impaired for lack of drilling activity.  Accordingly, impairment provisions on non-producing properties totaling $197,000 and $219,000 were recorded for the three-month periods ended March 31, 2008 and 2007, respectively.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities.  The Company has established certain deposits to support its participation in its liability insurance program and such deposits totaled $3,070,498 and $3,040,498 as of March 31, 2008 and December 31, 2007, respectively.  In addition, the Company maintains certain deposits to support the collection and remittance of state crude oil severance taxes.  Such deposits totaled $356,000 and $333,000 as of March 31, 2008 and December 31, 2007, respectively.

Revenue Recognition

Commodity purchases and sales associated with the Company’s natural gas marketing activities qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Therefore, natural gas purchases and sales are recorded on a net revenue basis in the accompanying financial statements.  In contrast, a significant portion of crude oil purchases and sales qualify and have been designated as “normal purchases and sales”.  Therefore, crude oil purchases and sales are primarily recorded on a gross revenue basis in the accompanying financial statements.  Those purchases and sales of crude oil that do not qualify as “normal purchases and sales” are recorded on a net revenue basis in the accompanying financial statements.  For “normal purchase and sale” activities, the Company’s customers are invoiced monthly based on contractually agreed upon terms and revenue is recognized in the month in which the physical product is delivered to the customer.  Where required, the Company recognizes fair value or mark-to-market gains and losses related to its natural gas and crude oil trading activities. A detailed discussion of the Company’s fair value contracts is included later in this footnote.

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

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding averaged 4,217,596 for the three-month periods ended March 31, 2008 and 2007.  There were no potentially dilutive securities during those periods in 2008 and  2007.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include the accounting for depreciation, depletion and amortization, revenue accruals, oil and gas property impairments, the provision for bad debts, insurance related accruals, income taxes, contingencies and valuation of fair value contracts.

Fair Value Measurements

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Fair value contracts consist of derivative financial instruments as defined under SFAS No. 133 and such contracts are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting under SFAS No. 133 during any current reporting periods.

SFAS No. 157, “Fair Value Measurements”, issued in September 2006 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements.  SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions.  Currently, for all items presented herein, the Company utilizes a market approach to valuing its contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts.  The data utilized falls into a fair value hierarchy as defined by SFAS No. 157.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  The fair value hierarchy is summarized as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical assets or liabilities but in markets that are not actively traded or in which little information is released to the public, (c) observable inputs other than quoted prices and (d) inputs derived from observable market data.

Level 3 – Unobservable market data inputs for assets or liabilities.

The Company adopted SFAS No. 157 effective January 1, 2008 and such adoption did not have a material impact on net asset values.  As of March 31, 2008, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$262	$12,032	$-	$12,294
- Long-term assets	32	2,599	-	2,631
- Current liabilities	-	(11,148)	-	(11,148)
- Long-term liabilities	-	(2,321)	-	(2,321)
Net Value	$294	$1,162	$-	$1,456

The Company’s fair value contracts give rise to market risk, which represents the potential loss that may result from a change in the market value of a particular commitment.  The Company monitors and manages its exposure to market risk to ensure compliance with the Company’s risk management policies. Such policies are regularly assessed to ensure their appropriateness given management’s objectives, strategies and current market conditions.

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

	2008	2007

Balance on January 1,	$1,153	$1,152
-Liabilities incurred	5	13
-Accretion of discount	42	50
-Liabilities settled	(18)	-
-Revisions to estimates	-	-
Balance on March 31,	$1,182	$1,215

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations.  Such cash deposits are included in other assets in the accompanying balance sheet.

New Accounting Pronouncements

 In February 2007, the Financial Accounting Standards Board “FASB” issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 provides an entity with the option to measure certain assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur.  The provisions of SFAS No. 159 do not affect the fair value measurement of derivative financial instruments under SFAS No. 133 as shown above.  The provisions of SFAS No. 159 became effective beginning January 1, 2008.  Management did not elect the fair value option for any eligible financial assets or liabilities not already carried at fair value.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” as amended and interpreted.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS No. 157-2”). This Staff Position amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently assessing the impact of applying FSP FAS No. 157-2 to its non-financial assets and liabilities.  Future financial statements are expected to include enhanced disclosures with respect to fair value measurements.

Note 3 – Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings (Loss)	Amortization	Additions
For the three months ended
March 31, 2008
Marketing
- Crude Oil	$895,412	$4,285	$329	$4,369
- Natural gas	2,860	532	40	-
- Refined Products	47,365	(615)	147	61
Marketing Total	945,637	4,202	516	4,430
Transportation	16,404	760	957	350
Oil and gas	3,947	956	1,565	2,105
	965,988	5,918	$3,038	$6,885
March 31, 2007
Marketing
- Crude oil	$430,436	$1,784	$147	$228
- Natural gas	3,436	1,294	15	35
- Refined products	35,269	145	107	162
Marketing Total	469,141	3,223	269	425
Transportation	13,802	726	1,167	38
Oil and gas	3,423	(520)	1,055	4,057
	$486,366	$3,429	$2,491	$4,520

Identifiable assets by industry segment are as follows (in thousands):
	March 31,	December 31,
	2008	2007
Marketing
- Crude oil	$227,442	$186,163
- Natural gas	96,778	74,585
- Refined products	18,480	21,844
Marketing Total	342,700	282,592
Transportation	19,488	18,282
Oil and gas	25,777	25,267
Other	32,880	30,934
	$420,845	$357,075

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Segment operating earnings	$5,918	$3,429
- General and administrative	(2,917)	(2,602)
Operating earnings	3,001	827
- Interest income	355	367
- Interest expense	(4)	(31)
Earnings before income tax	$3,352	$1,163

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  During the first quarter of 2008 and 2007, the Company’s investment commitments totaled approximately $1.1 million and $3.1 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of March 31, 2008 and December 31, 2007, the Company owed a combined net total of $184,875 and $84,284, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5.  Such overhead recoveries totaled $31,657 and $30,033 for the three-month periods ended March 31, 2008 and 2007, respectively.

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

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the three-month period ended March 31, 2008 and 2007, the affiliated entities charged the Company $16,015 and $41,870, respectively, of expense reimbursement and the Company charged the affiliates $24,222 and $8,016, respectively, for such expense reimbursements.

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

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities.  As of March 31, 2008, management has appropriately recognized estimated expenses and liability related to the program.

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

Marketing segment revenues result from sales of crude oil, natural gas and refined products such as gasoline and diesel fuel.  For certain sales transactions, required reporting is on a gross revenue basis as title passes to the customer, while other sales transactions are reported on a net revenue basis (i.e. the commodity acquisition cost is netted against gross sales value).   Marketing segment revenues, operating earnings and depreciation are presented as follows (in thousands):

		Segment	Depreciation
		Operating	Depletion and
	Revenues	Earnings	Amortization
Period ended March 31, 2008

- Crude Oil	$895,412	$4,285	$329
- Natural gas	2,860	532	40
- Refined Products	47,365	(615)	147
Total	$945,637	$4,202	$516

Period ended March 31, 2007

- Crude oil	$430,436	$1,784	$147
- Natural gas	3,436	1,294	15
- Refined products	35,269	145	107
Total	$469,141	$3,223	$269

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2008	2007

Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	63,965	58,145
Natural gas – mmbtu’s	459,513	455,200

Average Purchase Price
Crude Oil – per barrel	$98.85	$54.43
Natural Gas – per mmbtu	$8.27	$6.89

_________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues and operating earnings increased for the comparative current period because of an approximate doubling of crude oil prices as shown above. Rising crude oil prices afforded the opportunity to increase per unit margins, thus producing improved operating earnings for the current quarter.  During the first quarter of 2008, the average acquisition price of crude oil rose from the $90 per barrel level in January 2008 to the $105 per barrel level in March 2008.  This event produced a first quarter 2008 inventory liquidation gain of $1,967,000.  A similar but lesser event occurred in the first quarter of 2007 as crude oil prices rose from the $54 per barrel range in January 2007 to the $60 per barrel range in March 2007 producing a $761,000 inventory liquidation gain.  As of March 31, 2008 the Company held 185,553 barrels of crude oil inventory at an average price of $104.91 per barrel.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, such margins were reduced in the first quarter of 2008 relative to 2007.  Such reduction occurred because the Company’s natural gas marketing personnel were less effective in capturing margin opportunities as they became available in the marketplace during 2008.

The refined products segment operating loss in the first quarter of 2008 occurred because the rate of increase in the crude oil driven supply cost of gasoline and diesel fuel exceeded the rate of increase in the market value of such fuels.  As a result, per unit margins narrowed and did not cover fixed operating expenses. Also, the Company’s supplier of biodiesel fuel failed to deliver scheduled product resulting in a direct loss to the Company of approximately $400,000.  The product was contracted to the Company at a fixed price and the Company had entered into an offsetting price protection agreement (a swap).  Although the underlying material did not ship as scheduled, the Company honored its swap commitment producing the resulting loss.

Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)

Revenues	$16,404	$13,802	18.8%

Operating earnings	$760	$726	4.7%

Depreciation	$957	$1,167	(17.9)%

Revenues are increased for the transportation segment due to strong customer demand.  The Company’s customers are predominately the domestic United States petrochemical industry, and the belief is the declining value of the dollar relative to foreign currencies has stimulated demand for the Company’s services.  However, the increase in operating earnings did not keep pace with the rate of increase for revenues due to increased wage and fuel operating expenses.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007	Increase
Revenues	$3,947	$3,423	15.3%

Operating earnings (loss)	$956	$(520)	283.8%

Depreciation and depletion	$1,565	$1,055	48.3%

The revenue and earnings improvement for the oil and gas segment is attributable to increased prices coupled with reduced exploration expenses as shown in the tables below.

Production volumes and prices were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Crude Oil
Volume – barrels	11,967	17,200
Average price per barrel	$100.63	$56.73

Natural gas
Volume – mcf	287,162	335,000
Average price per mcf	$9.55	$7.30

Exploration costs were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Dry hole expense	$90	$1,051
Prospect impairments	197	219
Seismic and geological	173	506

Total	$460	$1,776

During the first three months of 2008, the Company participated in the drilling of two successful wells and has an interest in seven wells that were in process on March 31, 2008.  Evaluation on the in-process wells is anticipated during the second quarter of 2008.  Participation in the drilling of approximately 30 wells is planned for the remainder of 2008 on the Company’s prospect acreage in Arkansas, Louisiana and Texas.

In February 2007, the Company, together with its joint interest partners, was awarded a promote license in the United Kingdom North Sea Blocks 21-1b, 21-2b and 21-3d.  The Company holds a 30 percent equity interest in these blocks located in the Central Sector of the North Sea.  The Company has two years to confirm an exploration prospect and identify a partner to finance, on a promoted basis, the drilling of the first well on the Block.  The terms of the license do not include a well commitment.  The Company also acquired an approximate nine percent equity interest in a promote licensing right to Block 42-27b, located in the Southern Sector of the U.K. North Sea.

-           Outlook

Management anticipates continued strength for oil and gas segment with a stable trend for marketing and transportation.  However, the risk of a significant decline in crude oil prices remains a possibility with crude oil currently valued over $105 per barrel.  A significant price decline would affect crude oil inventory carrying values and would have an adverse impact on quarterly results.

Liquidity and Capital Resources

During the first three months of 2008, net cash provided by operating activities totaled $9,176,000 versus $5,545,000 provided by operations during the first three months of 2007.  Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations.  Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization.  Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net earnings	$2,211	$912
Depreciation, depletion and amortization	3,038	2,491
Property and equipment additions	(6,885)	(4,520)

Cash provided by other uses	$(1,636)	$(1,117)

Capital expenditures during the first three months of 2008 included $4,780,000 for marketing and transportation equipment additions and $2,105,000 in property additions associated with oil and gas exploration and production activities.  Included in marketing equipment addition was approximately $3.9 million expended to acquire forty-four used truck-tractor trailer combinations for use in the Company’s crude oil marketing business in Michigan, West Texas and New Mexico.  For the remainder of 2008, the Company anticipates expending approximately $5 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $1.5 million will be expended toward additional equipment purchases within the Company’s marketing and transportation businesses with funding from available cash flow.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of one percent.  The working capital loan provides for borrowings up to $5 million based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories.  Available capacity under the line is calculated monthly and as of March 31, 2008 was established at $5 million.  The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank.  The borrowing base was established at $5 million as of March 31, 2008.  The line of credit loans are scheduled to expire on October 31, 2009, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.  As of March 31, 2008, there was no bank debt outstanding under the Company’s two revolving credit facilities.

The Bank of America loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $61,635,000.  Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on its common stock. The Company is in compliance with these restrictions.

The Company’s Gulfmark subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities.  In addition to providing up to $60 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales.  Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent.  As of March 31, 2008, the Company had $6 million of eligible borrowing capacity under this facility and no working capital advances were outstanding.  Letters of credit outstanding under this facility totaled approximately $49.7 million as of March 31, 2008.  The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s ARM subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $25 million in letters of credit, the facility finances up to $4 million of general working capital needs.  Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent.  No working capital advances were outstanding under this facility as of March 31, 2008.  Letters of credit outstanding under this facility totaled approximately $12.5 million as of March 31, 2008.  The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets.  Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

The Company’s long-term debt facility constitutes floating rate debt.  As a result, the Company’s annual interest costs fluctuate based on interest rate changes.  Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value.  The Company had no long-term debt as of March 31, 2008.  A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the three-month period ended   March 31, 2008.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles. The fair value of such contracts is reflected on the balance sheet as fair value assets and liabilities. The revaluation of fair value contracts is recognized on a net basis in the Company’s results of operations.  See discussion under “Fair Value Contracts” in Note 1 to the Unaudited Condensed Consolidated Financial Statements.

Historically, prices received for oil and gas production have been volatile and unpredictable.  Price volatility is expected to continue.  From January 1, 2008 through March 31, 2008 natural gas price realizations ranged from a monthly low of $7.65 per mmbtu to a monthly high of $8.97 per mmbtu.  Oil prices ranged from a monthly low of $93.29 per barrel to a monthly high of $106.24 per barrel during the same period.  A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings before income taxes by approximately $2,341,000 for the three-month period ended March 31, 2008.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended March 31, 2008 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, (e) Income Taxes, (f) Fair Value Contracts and (g) Commitments and Contingencies among others, contain forward-looking statements. Where the Company expresses an expectation or belief of future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

A number of factors could cause actual results or events to differ materially from those anticipated.  Such factors include, among others, (a) general economic conditions, (b) fluctuations in hydrocarbon prices and margins, (c) variations between crude oil and natural gas contract volumes and actual delivery volumes, (d) unanticipated environmental liabilities or regulatory changes, (e) counterparty credit default, (f) inability to obtain bank and/or trade credit support, (g) availability and cost of insurance, (h) changes in tax laws, (i) the availability of capital, (j) changes in regulations, (k) results of current items of litigation, (l) uninsured items of litigation or losses, (m) uncertainty in reserve estimates and cash flows, (n) ability to replace oil and gas reserves, (o) security issues related to drivers and terminal facilities, (p) commodity price volatility, (q) demand for chemical based trucking operations and (r) successful completion of drilling activity.  For more information, see the discussion under Forward-Looking Statements in the annual report on Form 10-K for the year ended December 31, 2007.

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

Item 1A. - There have been no material changes in the Company’s risk factors from those disclosed in the 2007 Form 10-K.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 13, 2008	By /s/K. S. Adams, Jr.
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