Form 10-Q
period 2008-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2008-08-13
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

A total of 4,217,596 shares of Common Stock were outstanding at August 1, 2008.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Marketing	$2,201,820	$1,017,489	$1,256,183	$548,348
Transportation	35,383	31,646	18,979	17,844
Oil and gas	9,137	6,979	5,190	3,556
	2,246,340	1,056,114	1,280,352	569,748
COSTS AND EXPENSES:
Marketing	2,189,169	1,008,461	1,248,250	542,812
Transportation	31,344	26,248	16,657	14,339
Oil and gas operations	4,201	5,111	2,775	2,223
Oil and gas property sale	-	(12,078)	-	(12,078)
General and administrative	5,420	5,184	2,503	2,582
Depreciation, depletion and amortization	6,072	4,766	3,034	2,275
	2,236,206	1,037,692	1,273,219	552,153

Operating earnings	10,134	18,422	7,133	17,595
Other income (expense):
Interest income	571	823	216	456
Interest expense	(45)	(63)	(41)	(32)
Earnings before income taxes	10,660	19,182	7,308	18,019

Income tax provision	3,624	6,984	2,483	6,733

Net earnings	$7,036	$12,198	$4,825	$11,286

EARNINGS PER SHARE:
Basic and diluted net earnings
per common share	$1.67	$2.89	$1.15	$2.67

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$22,676	$23,697
Accounts receivable, net of allowance for doubtful
accounts of $720 and $192, respectively	376,199	261,710
Inventories	24,472	14,776
Fair value contracts	20,567	5,388
Income tax receivables	14	2,554
Prepayments	3,940	3,768

Total current assets	447,868	311,893

Property and equipment	118,174	110,526
Less – accumulated depreciation,
depletion and amortization	(76,529)	(70,828)
	41,645	39,698
Other assets:
Fair value contracts	4,131	1,563
Cash deposits and other	3,602	3,921
	$497,246	$357,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$366,351	$252,310
Accounts payable – related party	285	84
Fair value contracts	18,842	4,116
Accrued and other liabilities	5,754	3,707
Current deferred income taxes	1,104	1,104
Total current liabilities	392,336	261,321

Other liabilities:
Asset retirement obligations	1,195	1,153
Deferred income taxes and other	3,309	4,063
Fair value contracts	3,928	1,096
	400,768	267,633
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	84,363	77,327
Total shareholders’ equity	96,478	89,442
	$497,246	$357,075

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2008	2007
CASH PROVIDED BY OPERATIONS:
Net earnings	$7,036	$12,198
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation, depletion and amortization	6,072	4,766
Gains on property sales	(15)	(12,034)
Dry hole costs incurred	669	1,376
Impairment on oil and gas properties	872	409
Allowance for doubtful accounts	528	78
Other, net	(178)	169
Decrease (increase) in accounts receivable	(115,017)	(5,450)
Decrease (increase) in inventories	(9,696)	(5,097)
Fair value contracts	(189)	(129)
Decrease (increase) in tax receivable	2,540	375
Decrease (increase) in prepayments	(172)	(8,183)
Increase (decrease) in accounts payable	114,253	12,259
Increase (decrease) in accrued liabilities	2,047	(3,803)
Deferred income taxes	(744)	746

Net cash provided by (used in) operating activities	8,006	(2,320)

INVESTING ACTIVITIES:
Property and equipment additions	(9,595)	(8,506)
Insurance and tax deposits	529	(350)
Proceeds from property sales	39	15,319
Redemption of short-term investments	10,000	-
Investment in short-term investments	(10,000)	-

Net cash (used in) investing activities	(9,027)	6,463

FINANCING ACTIVITIES:
Net repayments under credit agreements	-	(3,000)

Net cash used in financing activities	-	(3,000)

Increase in cash and cash equivalents	(1,021)	1,143

Cash at beginning of period	23,697	20,668

Cash at end of period	$22,676	$21,811

Supplemental disclosure of cash flow information:

Interest paid during the period	$45	$67

Income taxes paid during the period	$270	$5,373

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2008, its results of operations and its cash flows for the six months ended June 30, 2008 and 2007. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market fund or federal funds with maturity of 30 days or less.  Depending on cash availability, auction rate investments in municipal bonds and bond mutual funds may also be made from time to time depending on market conditions.  The Company invests in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no auction rate investments as of June 30, 2008 and December 31, 2007.

Allowance for Doubtful Accounts

Accounts receivable result from sales of crude oil, natural gas, and refined products as well as from trucking services. Marketing segment wholesale level sales of crude oil and natural gas comprise in excess of ninety percent of accounts receivable and under industry practices, such items are “settled” and paid in cash on the twenty and twenty-five day, respectively, of the month following the transaction date.  For such receivables, an allowance for doubtful accounts is determined based on specific account identification.  The balance of accounts receivable results from sales of refined petroleum products and trucking services.  For this component of receivables, the allowance for doubtful accounts is determined based on a review of specific accounts combined with a review of the general status of the aging of all accounts.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale. Petroleum products and crude oil inventory is valued at average cost.  Components of inventory are as follows (in thousands):

	June 30,	December 31,
	2008	2007

Crude oil	$22,065	$12,437
Petroleum products	2,407	2,339

	$24,472	$14,776

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2008, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs.  Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions.  Proved oil and gas properties are reviewed for impairment on a field-by-field basis.  Any impairment recognized is permanent and may not be restored.  For the six-month periods ended June 30, 2008 and 2007, there were impairment provisions totaling zero and $11,000, respectively, on producing oil and gas properties. In addition, on a quarterly basis management evaluates the carrying value of non-producing properties and unevaluated properties and may deem them impaired for lack of drilling activity.  Accordingly, impairment provisions on non-producing properties totaling $872,000 and $397,000 were recorded for the six-month periods ended June 30, 2008 and 2007, respectively.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities.  The Company has established certain deposits to support its participation in its liability insurance program and such deposits totaled $2,723,000 and $3,040,000 as of June 30, 2008 and December 31, 2007, respectively.  In addition, the Company maintains certain deposits to support the collection and remittance of state crude oil severance taxes.  Such deposits totaled $120,000 and $333,000 as of June 30, 2008 and December 31, 2007, respectively.

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

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the three-month and six-month periods ended June 30, 2008 and 2007.  There were no potentially dilutive securities during those periods in 2008 and 2007.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Examples of significant estimates used in the accompanying condensed consolidated financial statements include the accounting for depreciation, depletion and amortization, revenue accruals, oil and gas property impairments, the provision for bad debts, insurance related accruals, income taxes, contingencies and valuation of fair value contracts.

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

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements.  SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions.  Currently, for all items presented herein, the Company utilizes a market approach to valuing its contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts.  The data utilized falls into a fair value hierarchy as defined by SFAS No. 157.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  The fair value hierarchy is summarized as follows:

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

The Company adopted SFAS No. 157 effective January 1, 2008 and such adoption did not have a material impact on net asset values.  As of June 30, 2008, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$2,132	$18,435	$-	$20,567
- Long-term assets	-	4,131	-	4,131
- Current liabilities	(231)	(18,611)	-	(18,842)
- Long-term liabilities	(46)	(3,882)	-	(3,928)
Net Value	$1,855	$73	$-	$1,928

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

Asset Retirement Obligations

The Company records a long-term liability for the estimated retirement costs associated with certain tangible long-lived assets.  The estimated fair value of such asset retirement obligations are recorded in the period in which they are incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

Note 3 – Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Six Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2008
Marketing
- Crude Oil	$2,083,642	$11,234	$902	$4,627
- Natural gas	6,004	1,282	81	-
- Refined products	112,174	(1,142)	294	79
Marketing Total	2,201,820	11,374	1,277	4,706
Transportation	35,383	2,131	1,908	397
Oil and gas	9,137	2,049	2,887	4,481
	$2,246,340	$15,554	$6,072	$9,584
Period Ended June 30, 2007
Marketing
- Crude Oil	$932,727	$5,661	$307	$427
- Natural gas	6,668	2,492	70	52
- Refined products	78,094	286	212	268
Marketing Total	1,017,489	8,439	589	747
Transportation	31,646	3,159	2,239	159
Oil and gas	6,979	12,008	1,938	6,224
	$1,056,114	$23,606	$4,766	$7,130

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2008
Marketing
- Crude Oil	$1,188,230	$6,949	$573	$258
- Natural gas	3,144	750	41	-
- Refined products	64,809	(527)	147	18
Marketing Total	1,256,183	7,172	761	276
Transportation	18,979	1,371	951	47
Oil and gas	5,190	1,093	1,322	2,376
	$1,280,352	$9,636	$3,034	$2,699
Period Ended June 30, 2007
Marketing
- Crude Oil	$502,291	$3,877	$160	$199
- Natural gas	3,232	1,198	55	17
- Refined products	42,825	141	105	106
Marketing Total	548,348	5,216	320	322
Transportation	17,844	2,433	1,072	121
Oil and gas	3,556	12,528	883	3,218
	$569,748	$20,177	$2,275	$3,661

Identifiable assets by industry segment are as follows (in thousands):
	June 30,	December 31,
	2008	2007
Marketing
- Crude oil	$284,107	$186,163
- Natural gas	114,609	74,585
- Refined products	23,825	21,844
Marketing Total	422,541	282,592
Transportation	19,341	18,282
Oil and gas	26,503	25,267
Other	28,861	30,934
	$497,246	$357,075

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):
	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Segment operating earnings	$15,554	$23,606	$9,636	$20,177
- General and administrative	(5,420)	(5,184)	(2,503)	(2,582)
Operating earnings	10,134	18,422	7,133	17,595
- Interest income	571	823	216	456
- Interest expense	(45)	(63)	(41)	(32)
Earnings before income taxes	$10,660	$19,182	$7,308	$18,019
Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first half of 2008 and 2007, the Company’s investment commitments totaled approximately $3 million and $4.3 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of June 30, 2008 and December 31, 2007, the Company owed a combined net total of $285,000 and $84,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $66,000 and $62,000 in the six-month periods ended June 30, 2008 and 2007, respectively.

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

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the six-month period ended June 30, 2008 and 2007, the affiliated entities charged the Company $33,000 and $72,000, respectively, of expense reimbursement and the Company charged the affiliates $48,000 and $48,000, respectively, for such expense reimbursements.

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

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities.  As of June 30, 2008, management has appropriately recognized estimated expenses and liability related to the program.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Crude oil	$2,083,642	$932,727	$1,188,230	$502,291
Natural gas	6,004	6,668	3,144	3,232
Refined products	112,174	78,094	64,809	42,825
Total	$2,201,820	$1,017,489	$1,256,183	$548,348

Operating Earnings (loss)
Crude oil	$11,234	$5,661	$6,949	$3,877
Natural gas	1,282	2,492	750	1,198
Refined products	(1,142)	286	(527)	141
Total	$11,374	$8,439	$7,172	$5,216

Depreciation
Crude oil	$902	$307	$573	$160
Natural gas	81	70	41	55
Refined products	294	212	147	105
Total	$1,277	$589	$761	$320

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	64,700	61,000	66,000	63,900
Natural gas – mmbtu’s	447,000	431,200	435,000	407,200

Average Purchase Price
Crude oil – per barrel	$114.14	$58.22	$127.90	$61.46
Natural Gas – per mmbtu’s	$9.37	$7.12	$10.56	$7.38
_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues and operating earnings increased for the comparative current period because of an approximate doubling of crude oil prices as shown above.  During the first half of 2008, average crude oil acquisition prices rose from the $90 per barrel level in January 2008 to the $133 per barrel level in June 2008.  This event produced a first half 2008 inventory liquidation gain of $5,878,000 with $3,911,000 occurring during the second quarter.  A similar but lesser event occurred in the first half of 2007 as crude oil prices rose from the $53 per barrel range in January 2007 to the $67 per barrel range in June 2007 producing a $1,600,000 inventory liquidation gain of which $839,000 occurred during the second quarter.  As of June 30, 2008 the Company held 165,406 barrels of crude oil inventory at an average price of $133.40 per barrel.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, operating margins were reduced throughout the first half of 2008 relative to 2007.  During the current year, the marketplace has not provided the normal level of opportunities to enhance margins by meeting short-term day-to-day demand needs.  The current condition results, in part, from 2008 weather patterns not stimulating localized demand spikes.  The Company continues to add purchase volumes while still attempting to enhance per unit margins.

First half 2008 refined products operating losses occurred, in part, because the rate of increase in the crude oil driven supply cost of gasoline and diesel fuel exceeded the rate of increase in the market value of such fuels.  As a result, per unit margins narrowed and did not cover fixed operating expenses. Additionally, during the second quarter of 2008, the Company’s refined products segment increased its allowance for doubtful accounts receivable through a bad debt charge of $485,000.  The Company has a number of construction industry customers experiencing significantly increased fuel costs coupled with a downturn in the housing development market.  Since there is an elevated likelihood of this class of customer experiencing financial insolvency, the Company’s bad debt provision was increased accordingly. Also, adversely impacting results was a supplier’s failure to deliver biodiesel fuel as scheduled resulting in a direct loss to the Company of approximately $400,000 during the first quarter of 2008.  The product was contracted to the Company at a fixed price and the Company had entered into an offsetting price protection agreement (a swap).  Although the underlying material did not ship as planned, the Company honored its swap commitment producing the resulting loss.  The Company is pursuing recovery against the supplier.

Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.  See also discussion under Item 3 – Commodity Price Risk.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$35,383	$31,646	11.8%	$18,979	$17,844	6.3%

Operating earnings	$2,131	$3,159	(32.5)%	$1,371	$2,433	(43.6)%

Depreciation	$1,908	$2,239	(14.7)%	$951	$1,072	(11.3)%

Transportation revenues include various component parts, the most significant being standard line haul charges, fuel adjustment charges and demurrage.  Line haul revenues increased slightly during the first six months of 2008 to $25.2 million versus $24.4 million in the 2007 period as demand for the Company’s services generally remained strong.  Fuel adjustment billings increased to $6.6 million in the first six months of 2008 compared to $3.4 million in the first six months of 2007 for comparative additional 2008 revenue of $3.2 million.  However, actual fuel expense incurred increased by $4.1 million during the first six months of 2008 to $9.4 million. The inability to fully pass along fuel increases during 2008 reduced operating earnings for the comparative periods.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues	$9,137	$6,979	30.9%	$5,190	$3,556	45.9%

Operating earnings (loss)
- From production	$2,049	$(70)	n/c	$1,093	$450	142.8%
- From property sales	-	12,078	n/c	-	$12,078	n/c

Depreciation and depletion	$2,887	$1,938	48.9%	$1,322	$883	49.7%

Production volumes and price information is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Crude Oil
Volume – barrels	25,710	35,450	13,743	18,250
Average price per barrel	$112.54	$60.78	$122.91	$64.62

Natural gas
Volume – mcf	588,700	642,000	301,500	307,000
Average price per mcf	$10.61	$7.52	$11.61	$7.76

Increased current year oil and gas segment revenues resulted from increased commodity prices for both crude oil and natural gas.  Improved revenues led to improved operating earnings from production and more than offset the effect of increased exploration costs and increased depreciation and depletion expense during 2008.  Property sales as shown above for 2007 did not recur in 2008 to date.  The current year increase in depreciation and depletion is primarily attributable to newly established production on a single field where the current rate of production as well as capitalized finding costs were elevated relative to estimated proved reserves established for the property.  Current year production and sales volumes are reduced due to normal production declines on older properties.

Comparative exploration costs were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Dry hole expense	$669	$1,376	$579	$325
Prospect impairments	872	409	675	182
Seismic and geological	522	1,165	349	592

Total	$2,063	$2,950	$1,603	$1,099

During the first six months of 2008, the Company participated in the drilling of seven successful wells, three dry holes and has an interest in six wells that were in process on June 30, 2008.  Evaluation on the in-process wells is anticipated during the third quarter of 2008.  Participation in the drilling of approximately 29 wells is planned for the remainder of 2008 on the Company’s prospect acreage in Arkansas, Louisiana, Texas and Wyoming.

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

-           Outlook

Presently, crude oil and natural gas commodity prices have been trending down for the second half of 2008.  Such a continued event would have an adverse effect on inventory carrying values and oil and gas segment operating earnings.  Within the marketing and transportation groups, however, reduced diesel fuel costs would act to mitigate some of the impact of this price trend.  The diversified nature of the Company’s lines of business provides a degree of stability during uncertain periods.

Liquidity and Capital Resources

During the first six months of 2008, net cash provided by operating activities totaled $8,006,000 versus $2,320,000 utilized by operating activities during the first six months of 2007.  Management generally balances the cash flow requirements of the Company’s investment activity with available cash generated from operations.  Over time, cash utilized for property and equipment additions, tracks with earnings from continuing operations plus the non-cash provision for depreciation, depletion and amortization.  Presently, management intends to restrict investment decisions to available cash flow. Significant, if any, additions to debt are not anticipated. A summary of this relationship follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net earnings	$7,036	$12,198
Less net gain on sale	(15)	(12,034)
Add dry hole expense	669	1,376
Depreciation, depletion and amortization	6,072	4,766
Property and equipment expenditures	(9,595)	(8,506)

Cash provided for (by) other uses	$4,167	$(2,200)

Capital expenditures during the first six months of 2008 included $5,103,000 for marketing and transportation equipment additions and $4,492,000 in property additions associated with oil and gas exploration and production activities.  Included in marketing equipment addition was approximately $3.9 million expended to acquire forty-four used truck-tractor trailer combinations for use in the Company’s crude oil marketing business in Michigan, West Texas and New Mexico.  For the remainder of 2008, the Company anticipates expending approximately $5 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $1.5 million will be expended toward additional equipment purchases within the Company’s marketing and transportation businesses with funding from available cash flow.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of one percent.  The working capital loan provides for borrowings up to $5 million based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories.  Available capacity under the line is calculated monthly and as of June 30, 2008 was established at $5 million.  The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank.  The borrowing base was established at $5 million as of June 30, 2008.  The line of credit loans are scheduled to expire on October 31, 2009, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.  As of June 30, 2008, there was no bank debt outstanding under the Company’s two revolving credit facilities.

The Bank of America loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $64,854,000.  Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on its common stock. The Company believes it is in compliance with these restrictions.

The Company’s Gulfmark subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities.  In addition to providing up to $80 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales.  Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent.  As of June 30, 2008, the Company had $6 million of eligible borrowing capacity under this facility and no working capital advances were outstanding.  Letters of credit outstanding under this facility totaled approximately $48.7 million as of June 30, 2008.  The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s ARM subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $30 million in letters of credit, the facility finances up to $4 million of general working capital needs.  Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent.  No working capital advances were outstanding under this facility as of June 30, 2008.  Letters of credit outstanding under this facility totaled approximately $14.8 million as of June 30, 2008.  The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets.  Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

The Company’s long-term debt facility constitutes floating rate debt.  As a result, the Company’s annual interest costs fluctuate based on interest rate changes.  Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value.  The Company had no long-term debt as of June 30, 2008.  A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the three-month period ended   June 30, 2008.

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

Historically, prices received for oil and gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2008 through June 30, 2008 average natural gas marketing segment sales price realizations ranged from a monthly low of $7.61 per mmbtu to a monthly high of $11.84 per mmbtu.  Average crude oil prices ranged from a monthly low of $93.29 per barrel to a monthly high of $135.00 per barrel during the same period.  A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings before income taxes by approximately $3,120,000 for the six-month period ended June 30, 2008.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended June 30, 2008 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, (e) Income Taxes, (f) Fair Value Contracts and (g) Commitments and Contingencies among others, contain forward-looking statements. Where the Company expresses an expectation or belief of future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

During the three month period ended June 30, 2008, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders.

On May 28, 2008, the Company held its annual meeting of shareholders, at which five directors were elected.  The vote totals were as follows:

Director	Votes For	Votes Withheld	Non-Voted
K. S. Adams, Jr.	3,947,786	72,502	197,379
F. T. Webster	3,934,736	85,552	197,379
E. C. Reinauer, Jr.	3,957,336	62,952	197,379
E. J. Webster, Jr.	3,969,216	51,072	197,379
Larry E. Bell	3,980,386	39,902	197,379

Item 5. – None

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 13, 2008	By /s/K. S. Adams, Jr.
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