Form 10-Q
period 2008-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2008-11-14
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

A total of 4,217,596 shares of Common Stock were outstanding at November 1, 2008.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Marketing	$3,466,429	$1,697,574	$1,264,609	$680,085
Transportation	53,974	48,854	18,591	17,208
Oil and gas	14,259	9,981	5,122	3,002
	3,534,662	1,756,409	1,288,322	700,295
COSTS AND EXPENSES:
Marketing	3,463,202	1,683,122	1,274,033	674,661
Transportation	47,369	40,893	16,025	14,645
Oil and gas operations	7,386	7,708	3,185	2,597
Oil and gas property sale	-	(12,078)	-	-
General and administrative	7,458	7,491	2,038	2,307
Depreciation, depletion and amortization	9,157	7,038	3,085	2,272
	3,534,572	1,734,174	1,298,366	696,482

Operating earnings (loss)	90	22,235	(10,044)	3,813
Other income (expense):
Interest income	879	1,266	308	443
Interest expense	(136)	(75)	(91)	(12)
Earnings (loss) before income taxes	833	23,426	(9,827)	4,244

Income tax provision (benefit)	73	8,373	(3,551)	1,389

Net earnings (loss)	$760	$15,053	$(6,276)	$2,855

EARNINGS PER SHARE:
Basic and diluted net earnings (loss)
per common share	$.18	$3.57	$(1.49)	$.68

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$39,045	$23,697
Accounts receivable, net of allowance for doubtful
accounts of $1,050 and $192, respectively	234,906	261,710
Inventories	16,398	14,776
Fair value contracts	4,287	5,388
Income tax receivables	3,853	2,554
Prepayments	4,006	3,768

Total current assets	302,495	311,893

Property and equipment	120,138	110,526
Less – accumulated depreciation,
depletion and amortization	(79,260)	(70,828)
	40,878	39,698
Other assets:
Fair value contracts	353	1,563
Cash deposits and other	3,730	3,921
	$347,456	$357,075

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$243,498	$252,310
Accounts payable – related party	127	84
Fair value contracts	2,580	4,116
Accrued and other liabilities	6,194	3,707
Current deferred income taxes	1,097	1,104
Total current liabilities	253,496	261,321

Other liabilities:
Asset retirement obligations	1,230	1,153
Deferred income taxes and other	2,262	4,063
Fair value contracts	266	1,096
	257,254	267,633
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	78,087	77,327
Total shareholders’ equity	90,202	89,442
	$347,456	$357,075

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2008	2007
CASH PROVIDED BY OPERATIONS:
Net earnings	$760	$15,053
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation, depletion and amortization	9,157	7,038
Loss (gain) on property disposals	383	(12,034)
Dry hole costs incurred	1,860	2,847
Impairment of oil and gas properties	1,293	633
Provision for doubtful accounts	858	111
Other, net	(37)	301
Decrease (increase) in accounts receivable	25,946	(11,760)
Decrease (increase) in inventories	(1,622)	(5,581)
Net change in fair value contracts	(55)	(6)
Decrease (increase) in tax receivable	(1,299)	904
Decrease (increase) in prepayments	(238)	(2,382)
Increase (decrease) in accounts payable	(8,901)	13,757
Increase (decrease) in accrued liabilities	2,487	(4,644)
Deferred income taxes	(1,793)	380

Net cash provided by operating activities	28,799	4,617

INVESTING ACTIVITIES:
Property and equipment additions	(13,780)	(12,104)
Insurance and tax refunds (deposits)	290	(424)
Proceeds from property sales	39	15,319
Redemption of short-term investments	10,000	15,000
Investment in short-term investments	(10,000)	(15,000)

Net cash (used in) investing activities	(13,451)	2,791

FINANCING ACTIVITIES:
Net repayments under credit agreements	-	(3,000)

Net cash used in financing activities	-	(3,000)

Increase in cash and cash equivalents	15,348	4,408

Cash at beginning of period	23,697	20,668

Cash at end of period	$39,045	$25,076

Supplemental disclosure of cash flow information:

Interest paid during the period	$136	$79

Income taxes paid during the period	$2,319	$7,449

Increase (decrease) in liabilities associated with
property additions	$(132)	$(704)

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2008, its results of operations and its cash flows for the nine months ended September 30, 2008 and 2007. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions.  In order to conform to current year presentations, certain reclassifications have been made to prior year amounts in the Statement of Cashflows under “Provision for Doubtful Accounts”.

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market fund or federal funds with maturity of 90 days or less.  Depending on cash availability, auction rate investments in municipal bonds and bond mutual funds may also be made from time to time depending on market conditions.  The Company invests in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no auction rate investments as of September 30, 2008 and December 31, 2007.

Allowance for Doubtful Accounts

Accounts receivable result from sales of crude oil, natural gas, and refined products as well as from trucking services. Marketing segment wholesale level sales of crude oil and natural gas comprise in excess of ninety percent of accounts receivable and under industry practices, such items are “settled” and paid in cash on the twentieth and twenty-fifth day, respectively, of the month following the transaction date.  For such receivables, an allowance for doubtful accounts is determined based on specific account identification.  The balance of accounts receivable results from sales of refined petroleum products and trucking services.  For this component of receivables, the allowance for doubtful accounts is determined based on a review of specific accounts combined with a review of the general status of the aging of all accounts.

Inventories

Crude oil and petroleum product inventories are carried at the lower of cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale. Petroleum products and crude oil inventory is valued at average cost.  Components of inventory are as follows (in thousands):

	September 30,	December 31,
	2008	2007

Crude oil	$13,706	$12,437
Petroleum products	2,692	2,339

	$16,398	$14,776

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the capitalized costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2008, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs.  Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions.  Proved oil and gas properties are reviewed for impairment on a field-by-field basis.  Any impairment recognized is permanent and may not be restored.  For the nine-month periods ended September 30, 2008 and 2007, there were impairment provisions totaling zero and $11,000, respectively, on producing oil and gas properties. In addition, on a quarterly basis, management evaluates the carrying value of non-producing properties and unevaluated properties and may deem them impaired for lack of drilling activity.  Accordingly, impairment provisions on non-producing properties totaling $1,293,000 and $622,000 were recorded for the nine-month periods ended September 30, 2008 and 2007, respectively.  Impairment provisions on non-producing properties totaled $421,000 and $225,000 for the three-month periods ended September 30, 2008 and 2007, respectively.

Other Assets

Other assets primarily consist of cash deposits associated with the Company’s business activities.  The Company has established certain deposits to support its participation in its liability insurance program and such deposits totaled $2,751,000 and $3,040,000 as of September 30, 2008 and December 31, 2007, respectively.  In addition, the Company maintains certain deposits to support the collection and remittance of state crude oil severance taxes.  Such deposits totaled $131,000 and $333,000 as of September 30, 2008 and December 31, 2007, respectively.

Revenue Recognition

Commodity purchases and sale contracts utilized by the Company’s marketing businesses qualify as derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

All natural gas, as well as certain specifically identified crude oil purchase and sale contracts are designated as trading activities under the guidance provided by SFAS No. 115, “Accounting for Certain Debt and Equity Securities.”  From the time of contract origination, such contracts are marked-to-market under SFAS No. 133 and recorded on a net revenue basis in the accompanying financial statements in accordance with Emerging Issues Task Force (“EITF”) 02-03 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

Substantially all crude oil and refined products purchase and sale contracts qualify and are designated as non-trading activities and the Company accordingly elects the normal purchases and sales exception under SFAS No. 133.  For normal purchase and sale activities, the Company’s customers are invoiced monthly based upon contractually agreed upon terms and revenue is recognized in the month in which the physical product is delivered to the customer.  Such sales are recorded gross in the financial statements based on the guidance provided by EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at two different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and to meet the competitive demands of the customer.  Consistent with the requirements of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” these buy/sell arrangements are reflected on a net revenue basis in the accompanying financial statements.

Transportation customers are invoiced, and the related revenue is recognized as the service is provided.  Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for the three-month and nine-month periods ended September 30, 2008 and 2007.  There were no potentially dilutive securities during those periods in 2008 and 2007.

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

The Company adopted SFAS No. 157 effective January 1, 2008 and such adoption did not have a material impact on asset or liability values.  As of September 30, 2008, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$893	$3,394	$-	$4,287
- Long-term assets	47	306	-	353
- Current liabilities	(538)	(2,042)	-	(2,580)
- Long-term liabilities	-	(266)	-	(266)
Net Value	$402	$1,392	$-	$1,794

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

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilizes Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2008, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, fair value assets and liabilities in their entirety are classified in Levels 1 or 2 of the fair value hierarchy.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” as amended and interpreted.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on its financial statements.

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

Note 3 – Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Nine Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings (loss)	Amortization	Additions
Period Ended September 30, 2008
Marketing
- Crude Oil	$3,282,421	$224	$1,479	$4,660
- Natural gas	8,511	1,833	122	12
- Refined products	175,497	(862)	431	114
Marketing Total	3,466,429	1,195	2,032	4,786
Transportation	53,974	3,746	2,859	508
Oil and gas	14,259	2,607	4,266	8,486
	$3,534,662	$7,548	$9,157	$13,780
Period Ended September 30, 2007
Marketing
- Crude Oil	$1,565,456	$9,759	$473	$608
- Natural gas	9,051	3,020	120	105
- Refined products	123,067	755	325	411
Marketing Total	1,697,574	13,534	918	1,124
Transportation	48,854	4,695	3,266	255
Oil and gas	9,981	11,497	2,854	7,878
	$1,756,409	$29,726	$7,038	$9,257

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings (loss)	Amortization	Additions
Period Ended September 30, 2008
Marketing
- Crude Oil	$1,198,779	$(11,010)	$577	$33
- Natural gas	2,507	551	41	12
- Refined products	63,323	280	137	35
Marketing Total	1,264,609	(10,179)	755	80
Transportation	18,591	1,615	951	111
Oil and gas	5,122	558	1,379	4,005
	$1,288,322	$(8,006)	$3,085	$4,196
Period Ended September 30, 2007
Marketing
- Crude Oil	$632,729	$4,098	$166	$181
- Natural gas	2,383	528	50	53
- Refined products	44,973	469	113	143
Marketing Total	680,085	5,095	329	377
Transportation	17,208	1,536	1,027	96
Oil and gas	3,002	(511)	916	1,654
	$700,295	$6,120	$2,272	$2,127

Identifiable assets by industry segment are as follows (in thousands):
	September 30,	December 31,
	2008	2007
Marketing
- Crude oil	$191,739	$186,163
- Natural gas	41,165	74,585
- Refined products	19,382	21,844
Marketing Total	252,286	282,592
Transportation	19,155	18,282
Oil and gas	27,430	25,267
Other	48,585	30,934
	$347,456	$357,075

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

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Nine Months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Segment operating earnings (loss)	$7,548	$29,726	$(8,006)	$6,120
- General and administrative	(7,458)	(7,491)	(2,038)	(2,307)
Operating earnings	90	22,235	(10,044)	3,813
- Interest income	879	1,266	308	443
- Interest expense	(136)	(75)	(91)	(12)
Earnings (loss) before income taxes	$833	$23,426	$(9,827)	$4,244

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first nine months of 2008 and 2007, the Company’s investment commitments totaled approximately $5.5 million and $5.9 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of September 30, 2008 and December 31, 2007, the Company owed a combined net total of $127,000 and $84,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $99,000 and $94,000 in the nine-month periods ended September 30, 2008 and 2007, respectively.

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

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the nine-month period ended September 30, 2008 and 2007, the affiliated entities charged the Company $42,000 and $74,000, respectively, of expense reimbursement and the Company charged the affiliates $73,000 and $56,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants.  The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s.  An alleged amount of damage has not been specified.  Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation.  Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage.  The Company and its insurance carrier have entered in to a tolling agreement to temporarily set aside the claims pending resolution of the underlying matter.  In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, in certain instances under the policies, the risk of insured losses is shared with a group of similarly situated entities.  As of September 30, 2008, management has appropriately recognized estimated expenses and liability related to these policies.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Crude oil	$3,282,421	$1,565,456	$1,198,779	$632,729
Natural gas	8,511	9,051	2,507	2,383
Refined products	175,497	123,067	63,323	44,973
Total	$3,466,429	$1,697,574	$1,264,609	$680,085

Operating Earnings (loss)
Crude oil	$224	$9,759	$(11,010)	$4,098
Natural gas	1,833	3,020	551	528
Refined products	(862)	755	280	469
Total	$1,195	$13,534	$(10,179)	$5,095

Depreciation
Crude oil	$1,479	$473	$577	$166
Natural gas	122	120	41	50
Refined products	431	325	137	113
Total	$2,032	$918	$755	$329

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	66,900	60,950	70,900	60,750
Natural gas – mmbtu’s	429,800	418,450	395,900	380,650

Average Purchase Price
Crude oil – per barrel	$115.14	$63.56	$116.88	$74.29
Natural Gas – per mmbtu’s	$9.31	$6.79	$9.18	$6.05

_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues approximately doubled in the current year due to significantly increased commodity prices during major portions of the year.  Crude oil prices rose from the $90 per barrel level at year-end 2007 to the $140 per barrel level in June 2008 with a subsequent steep decline during September and October 2008 to the $70 per barrel range.  The effect of fluctuating prices was to cause inventory liquidation gains during the first half of 2008 as prices rose, with inventory liquidation and valuation losses occurring during the third quarter as the market price declined.  Net inventory driven losses for the full first nine months of 2008 were $3.1 million, with a $11.6 million loss occurring during the third quarter.  Included in the third quarter loss was a $4.8 million lower of cost or market write-down as of September 30, 2008 when prices dropped $27 per barrel in October 2008.   The Company’s inventory holdings result from shipments in transit and as of September 30, 2008, the Company held 178,774 barrels of inventory valued at $76.67 per barrel.  Should the declining price trend continue, additional inventory driven losses will be incurred.  The opposite pricing scenario occurred in 2007 as rising crude oil prices produced inventory liquidation gains of $3.1 million and $1.5 million during the nine and three-month periods ending September 30, 2007, respectively.

Excluding the impact of inventory values as discussed above, crude oil operating earnings for the nine months ended September 30, 2008 and 2007 would have been $3,324,000 and $6,659,000, respectively.  For the three month periods ended September 30, 2008 and 2007 crude oil operating earnings excluding the impact of inventory values would have been $590,000 and $2,598,000, respectively.  Earnings from operations excluding inventory items were reduced during 2008 relative to 2007 primarily as a result of escalated prices for diesel fuel consumed in the trucking function of this business.  Diesel fuel expense for the nine and three-month periods ended September 30, 2008 were $5.8 million and $2.4 million, respectively, compared to $3.7 million and $1.1 million during the nine and three-month periods ended September 30, 2007, respectively.  Should crude oil prices settle at lower levels, the Company will experience substantial savings on future diesel fuel costs.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, operating margins were reduced through the first nine months of 2008 relative to 2007.  During the current year, the marketplace has not provided the normal level of opportunities to enhance margins by meeting short-term day-to-day demand needs.  The current condition results, in part, from 2008 weather patterns not stimulating localized demand spikes.  Excluding temporary volume reductions caused by third quarter 2008 hurricane activity in the Gulf of Mexico, the Company continues to add purchase volumes while still attempting to enhance per unit margins.

Refined products revenues increased during 2008 consistent with increased commodity prices partially offset by reduced volumes as the Company has reduced its sales activity with less credit worthy accounts.  Refined product driven operating earnings are reduced during 2008 as the Company increased the allowance for doubtful accounts receivable through a bad debt charge of $750,000.  The Company has a number of construction industry customers experiencing significantly increased fuel costs coupled with a downturn in the housing development market.  Since there is an elevated likelihood of this class of customer experiencing financial insolvency, the Company’s bad debt provision was increased accordingly. Also, adversely impacting results was a supplier’s failure to deliver biodiesel fuel as scheduled resulting in a direct loss to the Company of approximately $400,000 during the first quarter of 2008.  The product was contracted to the Company at a fixed price and the Company had entered into an offsetting price protection agreement (a swap).  Although the underlying material did not ship as planned, the Company honored its swap commitment producing the resulting loss.

Historically, prices received for crude oil, natural gas and refined products have been volatile and unpredictable with price volatility expected to continue.  See also discussion under Item 3 – Commodity Price Risk.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	$53,974	$48,854	10.5%	$18,591	$17,208	8.0%

Operating earnings	$3,746	$4,695	(20.2)%	$1,615	$1,536	5.1%

Depreciation	$2,859	$3,266	(12.5)%	$951	$1,027	(7.4)%

Transportation revenues include various component parts, the most significant being standard line haul charges, fuel adjustment charges and demurrage.  Line haul revenues increased slightly during the first nine months of 2008 to $38.1 million versus $37.8 million in the 2007 period as demand for the Company’s services generally remained strong.  Fuel adjustment billings increased to $10.5 million in the first nine months of 2008 compared to $5.5 million in the first nine months of 2007 for comparative additional 2008 revenue of $5 million.  However, actual fuel expense incurred increased by $6.3 million during the first nine months of 2008 to $14.5 million. The inability to fully pass along fuel increases during 2008 reduced operating earnings.

- Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues	$14,259	$9,981	42.9%	$5,122	$3,002	70.6%

Operating earnings (loss)
- From production	$2,607	$(581)	n/c	$558	$(511)	n/c
- From property sales	-	12,078	n/c	-	$-	n/c

Depreciation and depletion	$4,266	$2,854	49.5%	$1,379	$916	50.5%

Production volumes and price information is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Crude Oil
Volume – barrels	37,810	51,190	12,100	15,740
Average price per barrel	$114.96	$65.53	$120.12	$76.22

Natural gas
Volume – mcf	913,800	890,000	325,100	248,000
Average price per mcf	$10.85	$7.45	$11.26	$7.26

Increased current year oil and gas segment revenues resulted from increased commodity prices for both crude oil and natural gas.  Improved revenues led to improved operating earnings from production and more than offset the effect of increased depreciation and depletion expense during 2008.  Property sales did not recur in 2008 to date.  The current year increase in depreciation and depletion is primarily attributable to newly established production on certain fields where the current rate of production as well as capitalized finding costs were elevated relative to estimated proved reserves established for the property. Crude oil volumes are reduced in 2008 as a result of normal production declines while natural gas volumes have increased with favorable drilling results.

Comparative exploration costs were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Dry hole expense	$1,860	$2,847	$1,191	$1,471
Prospect impairments	1,293	633	421	225
Seismic and geological	653	1,399	131	234

Total	$3,806	$4,879	$1,743	$1,930

During the first nine months of 2008, the Company participated in the drilling of twelve successful wells, six dry holes and has an interest in eight wells that were in process on September 30, 2008.  Evaluation on the in-process wells is anticipated during the fourth quarter of 2008.  Participation in the drilling of approximately 25 wells is planned for the remainder of 2008 on the Company’s prospect acreage in Arkansas, Louisiana, Texas and Wyoming, depending on rig availability.

In February 2007, the Company, together with its joint interest partners, was awarded a promote license in the United Kingdom North Sea Blocks 21-1b, 21-2b and 21-3d.  The Company holds a 30 percent equity interest in these blocks located in the Central Sector of the North Sea.  The Company has two years to confirm an exploration prospect and identify a partner to finance, on a promoted basis, the drilling of the first well on the Block.  The terms of the license do not include a well commitment.  The Company also acquired an approximate nine percent equity interest in a promote licensing right to Block 42-27b, located in the Southern Sector of the U.K. North Sea.  To date, the Company’s investment group has been unsuccessful in obtaining a partner to fund these two projects.

- Outlook

Presently, crude oil and natural gas commodity prices are continuing a downward trend for the fourth quarter of 2008.  Such a continued event has an adverse effect on inventory carrying values and oil and gas segment operating earnings.  Within the marketing and transportation groups, however, reduced diesel fuel costs would act to mitigate some of the impact of this price trend.  The diversified nature of the Company’s lines of business and its avoidance of bank debt provides a degree of stability during uncertain periods.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash generated from operations, which was $28,799,000 and $4,617,000 for the nine months ended September 30, 2008 and 2007, respectively.  Changes in cash from operations for these periods were primarily driven by changes in working capital.  Generally, these working capital changes are timing differences that occur in the ordinary course of business, and are not expected to have a significant impact on overall liquidity.  However, during the third quarter of 2008, the Company expanded its requirements for certain customers to prepay for product deliveries.  This acted to increase cash balances and reduced corresponding accounts receivable.  As of September 30, 2008 and December 31, 2007 the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $39,045,000 as of September 30, 2008, and are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $48,999,000 as of September 30, 2008.  Management believes current liquidity, together with expected cash to be generated from operations, will be sufficient to meet Company’s expected short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and gas exploration and marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the past three years.  The Company does not look to proceeds from property sales to fund its cash flow needs.  However, during May 2007, the Company did receive net proceeds of $14,954,000 related to the sale of oil and gas properties.  Such sale was made due to attractive pricing.  Currently, the Company does not plan to make significant dispositions of its oil and gas properties in the future, but certain oil and gas interests may be disposed of periodically as business conditions warrant.  Except for a total of $6.2 million in operating lease commitments for transportation equipment (see Footnote 9 of the annual report on Form 10-K for the year ended December 31, 2007) the Company’s investments can be readily curtailed if operating cash flows contract.

Capital expenditures during the first nine months of 2008 included $5,294,000 for marketing and transportation equipment additions and $8,486,000 in property additions associated with oil and gas exploration and production activities.  Included in marketing equipment additions was approximately $4 million expended to acquire forty-four used truck-tractor trailer combinations for use in the Company’s crude oil marketing business in Michigan, West Texas and New Mexico.  For the remainder of 2008, the Company anticipates expending approximately $5 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $1 million will be expended toward additional equipment purchases within the Company’s marketing and transportation businesses with funding from available cash flow.

Historically, the Company has paid an annual dividend in the fourth quarter of each year, and the Board of Directors has declared a $.50 per common share or $2,108,000 dividend to be payable to shareholders of record as of December 2, 2008.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A Risk Factors of the annual report of Form 10-K for the year ended December 31, 2007).  While the Company has available bank lines of credit (see below) management has no current intention to utilize such lines of credit or issue additional equity.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of one percent.  The working capital loan provides for borrowings up to $5 million based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories.  Available capacity under the line is calculated monthly and as of September 30, 2008 was established at $5 million.  The oil and gas production loan provides for flexible borrowings subject to a borrowing base established semi-annually by the bank.  The borrowing base was established at $5 million as of September 30, 2008.  The line of credit loans are scheduled to expire on October 31, 2009, with the then present balance outstanding converting to a term loan payable in eight equal quarterly installments.  As of September 30, 2008, there was no bank debt outstanding under the Company’s two revolving credit facilities.

The Bank of America loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 3.0 to 1.0 ratio of pre-tax net income to interest expense, and consolidated net worth in excess of $60,909,000.  Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on its common stock. The Company believes it is in compliance with these restrictions.

The Company’s Gulfmark subsidiary maintains a separate banking relationship with BNP Paribas in order to support its crude oil purchasing activities.  In addition to providing up to $60 million in letters of credit, the facility also finances up to $6 million of crude oil inventory and certain accounts receivable associated with crude oil sales.  Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent.  As of September 30, 2008, the Company had $6 million of eligible borrowing capacity under this facility and no working capital advances were outstanding.  Letters of credit outstanding under this facility totaled approximately $34.5 million as of September 30, 2008.  The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and Adams Resources Marketing’s (“ARM”) assets. Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

The Company’s ARM subsidiary also maintains a separate banking relationship with BNP Paribas in order to support its natural gas purchasing activities. In addition to providing up to $30 million in letters of credit, the facility finances up to $4 million of general working capital needs.  Such financing is provided on a demand note basis with interest at the bank’s prime rate plus one percent.  No working capital advances were outstanding under this facility as of September 30, 2008.  Letters of credit outstanding under this facility totaled approximately $4.6 million as of September 30, 2008.  The letter of credit and demand note facilities are secured by substantially all of Gulfmark’s and ARM’s assets.  Under this facility, BNP Paribas has the right to discontinue the issuance of letters of credit without prior notification to the Company.

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

1.
Gross margins, derived from certain aspects of the Company’s ongoing business, are recorded in the period in which contracts are executed.  Meanwhile, personnel and other costs associated with servicing accounts as well as substantially all risks associated with the execution of contracts are expensed as incurred during the period of physical product flow and title passage.

2.
Mark-to-market earnings are calculated based on stated contract volumes. A significant risk associated with the Company’s business is the conversion of stated contract or planned volumes into actual physical commodity movement volumes without a loss of margin.  Again the planned profit from such commodity contracts is bunched and front-ended into the period of contract execution while the risk of loss associated with the difference between actual versus planned production or usage volumes falls in a subsequent period.

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

-           Contingencies

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants.  The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s.  An alleged amount of damage has not been specified.  Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation.  Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage.  The Company and its insurance carrier have entered into a tolling agreement to temporarily set aside the claim pending resolution of the underlying matter.  In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

The Company’s long-term debt facility constitutes floating rate debt.  As a result, the Company’s annual interest costs fluctuate based on interest rate changes.  Because the interest rate on the Company’s long-term debt is a floating rate, the fair value approximates carrying value.  The Company had no long-term debt as of September 30, 2008.  A hypothetical 10 percent adverse change in the floating rate would not have had a material effect on the Company’s results of operations for the three-month period ended   September 30, 2008.

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

Historically, prices received for oil and gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2008 through September 30, 2008 average natural gas marketing segment sales price realizations ranged from a monthly low of $7.14 per mmbtu to a monthly high of $11.84 per mmbtu.  Average crude oil prices ranged from a monthly low of $93.29 per barrel to a monthly high of $135.00 per barrel during the same period.  During October 2008, average crude oil prices for the month declined to approximately $70 per barrel.  A hypothetical 10 percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings before income taxes by approximately $2,797,000 for the nine-month period ended September 30, 2008.

Forward-Looking Statements—Safe Harbor Provisions

This report for the period ended September 30, 2008 contains certain forward-looking statements intended to be covered by the safe harbors provided under Federal securities law and regulation.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Liquidity and Capital Resources, (c) Critical Accounting Policies and Use of Estimates, (d) Quantitative and Qualitative Disclosures about Market Risk, (e) Fair Value Measurements and (f) Commitments and Contingencies among others, contain forward-looking statements. Where the Company expresses an expectation or belief of future results or events, such expression is made in good faith and believed to have a reasonable basis in fact. However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

       Except for the discussion set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part I in the annual report on Form 10-K for the year ended December 31, 2007.  The risk factor set forth below has been updated to provide additional information.

Worldwide economic developments could damage operations and materially reduce  profitability and cash flows.

Recent disruptions in the credit markets and concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices, both of which may have contributed to a decline in the Company’s stock price and corresponding market capitalization.  Further commodity price decreases in the fourth quarter could result in reduced earnings.  Since the Company has no bank debt obligations nor covenants tied to its stock price, recent declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

Item 4.  Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the three month period ended September 30, 2008, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

In March 2004, a suit styled Le Petit Chateau De Luxe, et. al. vs Great Southern Oil & Gas Co., et. al. was filed in the Civil District Court for Orleans Parish, Louisiana against the Company and its subsidiary, Adams Resources Exploration Corporation, among other defendants.  The suit alleges that certain property in Acadia Parish, Louisiana was environmentally contaminated by oil and gas exploration and production activities during the 1970s and 1980s.  An alleged amount of damage has not been specified.  Management believes the Company has consistently conducted its oil and gas exploration and production activities in accordance with all environmental rules and regulations in effect at the time of operation.  Management notified its insurance carrier about this claim, and thus far the insurance carrier has declined to offer coverage.  The Company and its insurance carrier have entered into a tolling agreement to temporarily set aside the claim pending resolution of the underlying matter.  In any event, management does not believe the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

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

Item 1A. - There have been no material changes in the Company’s risk factors from those disclosed in the 2007 Form 10-K except as follows:

Worldwide economic developments could damage operations and materially reduce  profitability and cash flows.

Recent disruptions in the credit markets and concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices, both of which may have contributed to a decline in the Company’s stock price and corresponding market capitalization.  Further commodity price decreases in the fourth quarter could result in reduced earnings.  Since the Company has no bank debt obligations nor covenants tied to its stock price, recent declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 13, 2008	By /s/K. S. Adams, Jr.
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