Form 10-Q
period 2009-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2009-05-14
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by  check mark  whether the  Registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at May 1, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Marketing	$327,112	$945,637
Transportation	10,943	16,404
Oil and gas	2,086	3,947
	340,141	965,988
COSTS AND EXPENSES:
Marketing	320,958	940,919
Transportation	10,207	14,687
Oil and gas	1,435	1,426
General and administrative	2,310	2,917
Depreciation, depletion and amortization	2,431	3,038
	337,341	962,987

Operating earnings	2,800	3,001

Other income (expense):
Interest income	32	355
Interest expense	(6)	(4)

Earnings before income tax	2,826	3,352

Income tax provision	956	1,141

Net earnings	$1,870	$2,211

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$.44	$.52

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$22,311	$18,208
Accounts receivable, net of allowance for doubtful
Accounts of $1,297 and $1,251, respectively	111,248	119,401
Inventories	11,108	14,207
Fair value contracts	7,085	8,697
Income tax receivable	3,558	3,629
Prepayments	10,809	5,224

Total current assets	166,119	169,366

Property and equipment	122,823	118,863
Less – accumulated depreciation,
Depletion and amortization	(85,149)	(83,277)
	37,674	35,586
Other assets:
Fair value contracts	75	-
Deferred income tax asset	1,611	2,035
Cash deposits and other	3,508	3,939
	$208,987	$210,926

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$113,358	$115,183
Accounts payable – related party	47	89
Fair value contracts	6,450	8,196
Accrued and other liabilities	3,294	3,930
Current deferred income taxes	772	409
Total current liabilities	123,921	127,807

Other liabilities:
Fair value contracts	67	-
Asset retirement obligations	1,275	1,260
Other long-term	93	98
	125,356	129,165
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	71,516	69,646
Total shareholders’ equity	83,631	81,761
	$208,987	$210,926

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2009	2008
CASH PROVIDED BY OPERATIONS:
Net earnings	$1,870	$2,211
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	2,431	3,038
Gains on property sales	(55)	(22)
Dry hole costs incurred	224	90
Impairment of oil and gas properties	124	197
Provision for doubtful accounts	46	24
Other, net	479	10
Decrease (increase) in accounts receivable	8,107	(41,472)
Decrease (increase) in inventories	3,099	(6,731)
Net change in fair value contracts	(142)	283
Decrease (increase) in income tax receivable	71	401
Decrease (increase) in prepayments	(5,585)	(2,217)
Increase (decrease) in accounts payable	(1,836)	53,351
Increase (decrease) in accrued liabilities	(636)	371
Deferred income taxes	787	(358)

Net cash provided by operating activities	8,984	9,176

INVESTING ACTIVITIES:
Property and equipment additions	(4,907)	(6,885)
Insurance and excise tax refunds (deposits)	(38)	(53)
Proceeds from property sales	64	22
Redemption of short-term investments	-	10,000
Investment in short-term investments	-	(10,000)

Net cash used in investing activities	(4,881)	(6,916)

Increase in cash and cash equivalents	4,103	2,260

Cash at beginning of period	18,208	23,697

Cash at end of period	$22,311	$25,957

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2009, its results of operations and its cash flows for the three months ended March 31, 2009 and 2008. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.  The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions.  In order to conform to current year presentations, certain reclassifications have been made to prior year amounts in the Statement of Cash Flows under “Provision for Doubtful Accounts”.

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market funds or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in municipal bonds may also be made from time to time.  The Company invests in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale.  Components of inventory are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Crude oil	$8,788	$11,710
Petroleum products	2,320	2,497

	$11,108	$14,207

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2009, the Company had no unevaluated or suspended exploratory drilling costs.

Producing oil and gas leases, equipment and intangible drilling costs are depleted or amortized over the estimated proved reserves using the units-of-production method.  Other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to fifteen years for marketing, three to fifteen years for transportation and ten to twenty years for all others.

The Company periodically reviews long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs.  Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions.  Proved oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis.  Any impairment recognized is permanent and may not be restored.  For the three-month periods ended March 31, 2009 and 2008 there were no impairment provisions on producing oil and gas properties.  In addition, on a quarterly basis, management evaluates the carrying value of non-producing properties and unevaluated properties and may deem them impaired for lack of drilling activity. Accordingly, impairment provisions on non-producing properties totaling $124,000 and $197,000 were recorded for the three-month periods ended March 31, 2009 and 2008, respectively.

Impairments in the value of long-lived assets are made in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  For producing properties, the fair value is determined based on an internal discounted cash-flow model.  Cash flows are determined based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company to evaluate cash flows of other assets of a similar nature.  For non-producing properties, the fair value is determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.  Such evaluations of producing and non-producing property interests are based upon Level 3 inputs as described in SFAS 157.

Cash deposits and other assets

The Company has established certain deposits to support its participation in its liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits.  In addition, the Company has accounts and notes receivable from certain customers that are expected to be collected over a long-term period.  Components of cash deposits and other assets are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Insurance collateral deposits	$2,810	$2,794
State collateral deposits	301	279
Accounts and notes receivable	102	503
Materials and supplies	295	363
	$3,508	$3,939

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

Statement of Cash Flows

Interest paid totaled $6,000 and $4,000 during the three-month periods ended March 31, 2009 and 2008, respectively.  Income taxes paid during these same periods totaled $24,000 and $5,000, respectively.  Non-cash investing activities for property and equipment in accounts payable were $530,000 and $49,000 as of March 31, 2009 and 2008, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of basic earnings per share and diluted earnings per share for potentially dilutive securities. Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2009 and 2008.  There were no potentially dilutive securities during those periods.

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

Use of derivative instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil and natural gas.  The Company seeks to make a profit by procuring such commodities as they are produced and then delivering such products to the end use or intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  These contracts meet the definition of a derivative instrument as defined by SFAS No. 133 and therefore, the Company accounts for such contracts in accordance with the rules therein.  The Company’s objective of entering into commodity contracts is not to manage commodity price risk nor is the objective to trade or speculate on commodity prices.  Rather, such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil and natural gas wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption “Fair Value Measurements”.

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Balance Sheet as of March 31, 2009 as follows (in thousands):

	Balance Sheet
	Location	Fair Value
Asset Derivatives

Derivatives not designated as hedging
instruments under SFAS No. 133

- Fair value commodity contracts	Current assets	$7,537
- Fair value commodity contracts	Other assets	75

Total asset derivatives		7,612
Less counterparty offsets		(452)

Total asset fair value contracts		7,160

Liability Derivatives

Derivatives not designated as hedging
instruments under SFAS

- Fair value commodity contracts	Current liabilities	(6,902)
- Fair value commodity contracts	Other liabilities	(67)

Total liability derivatives		(6,969)
Less Counterparty offsets		452

Total liability fair value contracts		(6,517)

Net fair value contracts		$643

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  No credit loss provision has been applied to the Company’s forward commodity contract valuations and the Company currently holds no collateral from its counterparties.  The Company has, however, posted margin collateral in support of certain commodity contracts.  Such cash collateral held by the Company’s counterparties totaled $943,000 as of March 31, 2009.  The Company is not subject to any credit-risk-related trigger events.

Commodity contracts (derivatives) are reflected in the accompanying Unaudited Statement of Operations for the three months ended March 31, 2009 as follows (in thousands):

	Statement of Operations
	Location	Gain
Derivatives not designated as hedging
Instruments under SFAS No. 133

- Fair value commodity contracts	Revenues - marketing	$142

The impact of commodity contracts on revenues for the three months ended March 31, 2009 of $142,000 represents a non-cash addition to earnings and is reflected as such under the caption “Net change in fair value contracts” in the accompanying Unaudited Statement of Cash Flows.

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

Level 1 – quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  The Company utilizes the New York Mercantile Exchange “NYMEX” for its Level 1 valuations.

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

The Company adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a material impact on financial assets or liabilities recorded at fair value.  As of March 31, 2009, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$768	$6,317	$-	$7,085
- Long-term assets	-	75	-	75
- Current liabilities	(46)	(6,404)	-	(6,450)
- Long-term liabilities	-	(67)	-	(67)
Net Value	$722	$(79)	$-	$643

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2009, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, (“FSP FAS No. 157-2”). This Staff Position amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the additional provisions of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, as amended and interpreted.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS No. 161 effective January 1, 2009.  The disclosures required by SFAS No. 161 are presented above.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP No. FAS 157-4”).  FSP No. FAS 157-4 provides additional guidance for estimating fair value under FAS No. 157 when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary.  FSP No. FAS 157-4 is effective for the quarter ended June 30, 2009 and the Company does not anticipate any significant adjustments to its estimates of fair value for assets and liabilities measured at fair value upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”).  FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods.  FSP No. FAS 107-1 and APB 28-1 is effective for the quarter ended June 30, 2009 and the Company does not anticipate any significant adjustments to its financial position, results of operations or cash flows upon adoption.

Note 3 – Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings (Loss)	Amortization	Additions
For the three months ended
March 31, 2009
Marketing
- Crude Oil	$300,453	$3,831	$529	$658
- Natural gas	3,907	1,352	41	-
- Refined Products	22,752	265	136	129
Marketing Total	327,112	5,448	706	787
Transportation	10,943	(178)	914	1,144
Oil and gas	2,086	(160)	811	2,976
	$340,141	$5,110	$2,431	$4,907
March 31, 2008
Marketing
- Crude oil	$895,412	$4,285	$329	$4,369
- Natural gas	2,860	532	40	-
- Refined products	47,365	(615)	147	61
Marketing Total	945,637	4,202	516	4,430
Transportation	16,404	760	957	350
Oil and gas	3,947	956	1,565	2,105
	$965,988	$5,918	$3,038	$6,885

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Segment operating earnings	$5,110	$5,918
- General and administrative	(2,310)	(2,917)
Operating earnings	2,800	3,001
- Interest income	32	355
- Interest expense	(6)	(4)
Earnings before income tax	$2,826	$3,352

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Marketing
- Crude oil	$90,026	$85,774
- Natural gas	37,674	46,599
- Refined products	11,257	13,037
Marketing Total	138,957	145,410
Transportation	14,815	14,915
Oil and gas	23,053	21,904
Other	32,162	28,697
	$208,987	$210,926

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash, accounts receivable, and properties not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  During the first quarter of 2009 and 2008, the Company’s investment commitments totaled approximately $3.3 million and $1.1 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of March 31, 2009 and December 31, 2008, the Company owed a combined net total of $47,000 and $89,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5.  Such overhead recoveries totaled $34,000 and $32,000 for the three-month periods ended March 31, 2009 and 2008, respectively, and are included in oil and gas segment operating expenses.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the three-month period ended March 31, 2009 and 2008, the affiliated entities charged the Company $29,000 and $16,000, respectively, of expense reimbursement and the Company charged the affiliates $40,000 and $24,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  As of March 31, 2009, management has appropriately recognized estimated expenses and liability related to the program.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation are presented as follows (in thousands):

		Segment	Depreciation
		Operating	Depletion and
	Revenues	Earnings	Amortization
Period ended March 31, 2009

- Crude Oil	$300,453	$3,831	$529
- Natural gas	3,907	1,352	41
- Refined Products	22,752	265	136
Total	$327,112	$5,448	$706

Period ended March 31, 2008

- Crude oil	$895,412	$4,285	$329
- Natural gas	2,860	532	40
- Refined products	47,365	(615)	147
Total	$945,637	$4,202	$516

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2009	2008

Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	68,537	63,965
Natural gas – mmbtu’s	391,492	459,513

Average Purchase Price
Crude Oil – per barrel	$38.24	$98.85
Natural Gas – per mmbtu	$4.36	$8.27
_________________
(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were reduced for the comparative current period because of significantly lower crude oil prices as shown in the table above.  While overall crude oil prices were reduced during the first quarter of 2009, the direction of change in prices initially declined but then increased during the period.  The average acquisition price of crude oil moved from the $41 per barrel level at the beginning of the year to $48 per barrel for the March 2009 average price.  This event produced a first quarter 2009 inventory liquidation gain of $1,325,000.  A similar event occurred in the first quarter of 2008 as crude oil prices rose from the $90 per barrel range in January 2008 to the $105 per barrel range in March 2008 producing a $1,967,000 inventory liquidation gain.  As of March 31, 2009 the Company held 184,045 barrels of crude oil inventory at an average price of $47.75 per barrel.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, such margins were increased in the first quarter of 2009 relative to 2008.  Such increase reflects a return to more normal margin levels as the Company’s natural gas margins were compressed due to competitive pressures existing in the marketplace.

Last year’s refined products segment operating loss occurred because the rate of increase in the crude oil driven supply cost of motor fuel exceeded the rate of increase in the market value of such fuels.  As a result, per unit margins narrowed and did not cover fixed operating expenses. Also, the Company’s supplier of biodiesel fuel failed to deliver scheduled product resulting in a direct loss to the Company of approximately $400,000.  The product was contracted to the Company at a fixed price and the Company had entered into an offsetting price protection agreement (a swap).  Although the underlying material did not ship as scheduled, the Company honored its swap commitment producing the resulting loss. Subsequently, the Company has revised the terms of its biodiesel fuel supply contracts to shift the price risk to the supplier in order to avoid the recurrence of such items.

- Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,		Increase
	2009	2008	(Decrease)

Revenues	$10,943	$16,404	(33)%

Operating earnings (loss)	$(178)	$760	(123)%

Depreciation	$914	$957	(4)%

Revenues are decreased and operating results turned to a loss for the transportation segment due to a lack of customer demand during the first quarter of 2009.  The Company’s customers are predominately the domestic United States petrochemical industry, and demand for such products is driven primarily by activity within the housing and automotive sectors.  The current national economic recession has severely and adversely impacted this segment of the Company’s business.  Customer demand is down approximately 30% and, to date, has shown few signs of recovery.  In March 2009, the Company instituted cost cutting measures including a reduction in personnel levels in order to better align costs with the Company’s level of revenues.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Increase
Revenues	$2,086	$3,947	(47)%

Operating earnings (loss)	$(160)	$956	(117)%

Depreciation and depletion	$811	$1,565	(48)%

The revenue and earnings decline for the oil and gas segment is attributable to decreased crude oil and natural gas  prices as shown in the tables below.  Depreciation and depletion expense is reduced in the current period because a significant decline in hydrocarbon prices at year-end December 31, 2008 caused significant impairment provisions to be recorded.  Such charges reduced the level of capitalized costs for amortizing in the current period.

Production volumes and prices were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Crude Oil
Volume – barrels	14,262	11,967
Average price per barrel	$39.62	$100.63

Natural gas
Volume – mcf	329,751	287,162
Average price per mcf	$4.61	$9.55

Exploration costs were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Dry hole expense	$224	$90
Prospect impairments	124	197
Seismic and geological	185	173

Total	$533	$460

During the first three months of 2009, the Company participated in the drilling of 12 successful wells with three dry holes.  Additionally, the Company has an interest in eight wells that were in process on March 31, 2009.  Evaluation on the in-process wells is anticipated during the second quarter of 2009.  Participation in the drilling of approximately 20 wells is planned for the remainder of 2009 on the Company’s prospect acreage in Arkansas, Louisiana and Texas.

-           Outlook

Management anticipates continued relative strength for the marketing segment.  Results from the transportation segment are expected to track with the overall national economy, although cost reductions should return this segment to profitable levels.  Reduced natural gas prices will continue to hamper results from the Company’s oil and gas segment.  Originally planned drilling activity for 2009 has been scaled back with current pricing conditions calling for caution in this area.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided from operating activities and such amount was $8,984,000 and $9,176,000 for each of the three-month periods ended March 31, 2009 and 2008, respectively.  As of March 31, 2009 and December 31, 2008, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $22,311,000 as of March 31, 2009, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $42,198,000 as of March 31, 2009.  Management believes current cash balances, together with expected cash generated from future operations, will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the past three years.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for a total of $3.2 million in operating lease payments for transportation equipment and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital expenditures during the first three months of 2009 included $1,931,000 for marketing and transportation equipment additions and $2,976,000 in property additions associated with oil and gas exploration and production activities.  For 2009, the Company anticipates expending an additional approximate $5 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $2.2 million will be expended during the second half of 2009 toward the purchase of 110 tractors scheduled to come off lease financing with funding for such purchase from available cash flow.

Historically, the Company pays an annual dividend in the fourth quarter of each year, and the Company last paid a $.50 per common share or $2,109,000 dividend to shareholders of record as of December 2, 2008.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A Risk Factors in the annual report on Form 10-K for the year ended December 31, 2008).  While the Company has available bank lines of credit (see below), management has no current intention to utilize such lines of credit or issue additional equity.

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of one percent.  The working capital loan provides for borrowings based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories.  Available capacity under the line is calculated monthly and as of March 31, 2009 the Company elected to establish the line at $5 million.  The oil and gas production loan provides for flexible borrowings subject to a borrowing base requested by the Company and approved semi-annually by the bank.  The borrowing base was established at $5 million as of March 31, 2009.  The working capital facilities are subject to a ½ of one percent commitment fee.  The line of credit loans are scheduled to expire on October 31, 2009, with the then present balance outstanding, if any, converting to a term loan payable in eight equal quarterly installments.  As of March 31, 2009 and December 31, 2008 there was no bank debt outstanding under the Company’s two revolving credit facilities.

The Bank of America loan agreement, among other things, places certain restrictions with respect to additional borrowings and the purchase or sale of assets, as well as requiring the Company to comply with certain financial covenants, including maintaining a 1.0 to 1.0 ratio of consolidated current assets to consolidated current liabilities, maintaining a 2.0 to 1.0 ratio of earnings before interest and taxes to interest expense, and consolidated net worth in excess of $61,844,000.  Should the Company’s net worth fall below this threshold, the Company may be restricted from payment of additional cash dividends on its common stock.  The Company is in compliance with these restrictions.

Critical Accounting Policies and Use of Estimates

There has been no material changes to the Company’s “Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material changes to the Company’s “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements –Safe Harbor Provisions

This quarterly report for the period ended March 31, 2009 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, under “Item 1A Risk Factor” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company

Item 4.  Disclosure Controls and Procedures

 The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. - There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 13, 2009	By /s/K. S. Adams, Jr.
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