Form 10-Q
period 2009-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2009-08-12
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

A total of 4,217,596 shares of Common Stock were outstanding at August 12, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Marketing	$828,619	$2,201,820	$501,507	$1,256,183
Transportation	22,230	35,383	11,287	18,979
Oil and gas	4,362	9,137	2,276	5,190
	855,211	2,246,340	515,070	1,280,352
COSTS AND EXPENSES:
Marketing	814,991	2,189,169	494,033	1,248,250
Transportation	19,955	31,344	9,748	16,657
Oil and gas operations	3,463	4,201	2,028	2,775
General and administrative	4,694	5,420	2,384	2,503
Depreciation, depletion and amortization	4,980	6,072	2,549	3,034
	848,083	2,236,206	510,742	1,273,219

Operating earnings	7,128	10,134	4,328	7,133

Other income (expense):
Interest income	56	571	24	216
Interest expense	(8)	(45)	(2)	(41)
Earnings before income tax	7,176	10,660	4,350	7,308

Income tax provision	2,572	3,624	1,616	2,483

Net earnings	$4,604	$7,036	$2,734	$4,825

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$1.09	$1.67	$.65	$1.15

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$21,978	$18,208
Accounts receivable, net of allowance for doubtful
Accounts of $1,303 and $1,251, respectively	149,544	119,401
Inventories	10,252	14,207
Fair value contracts	1,783	8,697
Income tax receivable	92	3,629
Prepayments and other	15,483	5,224

Total current assets	199,132	169,366

Property and equipment	124,275	118,863
Less – accumulated depreciation,
Depletion and amortization	(87,625)	(83,277)
	36,650	35,586
Other assets:
Fair value contracts	95	-
Deferred income tax asset	1,806	2,035
Cash deposits and other	3,769	3,939
	$241,452	$210,926

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$147,569	$115,183
Accounts payable – related party	66	89
Fair value contracts	1,436	8,196
Accrued and other liabilities	3,855	3,930
Current deferred income taxes	672	409
Total current liabilities	153,598	127,807

Other liabilities:
Fair value contracts	92	-
Asset retirement obligations	1,309	1,260
Other long-term	88	98
	155,087	129,165
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	74,250	69,646
Total shareholders’ equity	86,365	81,761
	$241,452	$210,926

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2009	2008
CASH PROVIDED BY OPERATIONS:
Net earnings	$4,604	$7,036
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation, depletion and amortization	4,980	6,072
Gains on property sales	(58)	(15)
Dry hole costs incurred	305	669
Impairment on oil and gas properties	896	872
Provision for doubtful accounts	52	528
Deferred income taxes	492	(744)
Net change in fair value contracts	151	(189)
Other, net	239	(178)
Decrease (increase) in accounts receivable	(30,195)	(115,017)
Decrease (increase) in inventories	3,955	(9,696)
Decrease (increase) in income tax receivable	3,537	2,540
Decrease (increase) in prepayments	(10,259)	(172)
Increase (decrease) in accounts payable	32,372	114,253
Increase (decrease) in accrued liabilities	(75)	2,047

Net cash provided by operating activities	10,996	8,006

INVESTING ACTIVITIES:
Property and equipment additions	(7,280)	(9,595)
Insurance and excise tax refunds	(30)	529
Proceeds from property sales	84	39
Redemption of short-term investments	-	10,000
Investment in short-term investments	-	(10,000)

Net cash (used in) investing activities	(7,226)	(9,027)

Increase (decrease) in cash and cash equivalents	3,770	(1,021)

Cash at beginning of period	18,208	23,697

C Cash at end of period	$21,978	$22,676

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2009, its results of operations for the three and six-month periods ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after June 30, 2009 has been evaluated through August 12, 2009.

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

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market price. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale.  Components of inventory are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Crude oil	$8,444	$11,710
Petroleum products	1,808	2,497

	$10,252	$14,207

Prepayments

The components of prepayments and other are as follows (in thousands):

	June 30,	December 31,
	2009	2008

Cash collateral deposits for commodity purchases	$10,243	$2,082
Insurance premiums	2,559	1,985
Natural gas pipeline imbalances	2,271	369
Rents, license and other	410	788

	$15,483	$5,224

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2009, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis. For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the six-month periods ended June 30, 2009 and 2008 there were $222,000 and zero impairment provisions on producing oil and gas properties, respectively.  Such provisions also totaled $222,000 and zero for the three-month periods ended June 30, 2009 and 2008, respectively.

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity. Accordingly, impairment provisions on non-producing properties totaling $674,000 and $872,000 were recorded for the six-month periods ended June 30, 2009 and 2008, respectively.  Such provisions totaled $550,000 and $674,000 for the three-month periods ended June 2009 and June 2008.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

Fair value measurements for oil and gas properties for the six-month period ended June 30, 2009 summarize as follows (in thousands):

Fair Value Measurements Using
	Net Book	Quoted Prices	Significant	Significant
	Value	In Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs	Total
	2009	(Level 1)	(Level 2)	(Level 3)	Losses

Producing Properties	$13,068	$-	$222	$-	$222

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

	June 30,	December 31,
	2009	2008
Insurance collateral deposits	$2,825	$2,794
State collateral deposits	278	279
Accounts and notes receivable	319	503
Materials and supplies	347	363
	$3,769	$3,939

Revenue Recognition

Commodity purchase and sale contracts utilized by the Company’s marketing businesses qualify as derivative instruments.  Further, all natural gas, as well as certain specifically identified crude oil purchase and sale contracts, are designated as trading activities.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying financial statements.

Substantially all crude oil and refined products purchase and sale contracts qualify and are designated as non-trading activities and the Company accordingly elects the normal purchases and sales exception methodology.  For normal purchase and sale activities, the Company’s customers are invoiced monthly based upon contractually agreed upon terms and revenue is recognized in the month in which the physical product is delivered to the customer.  Such sales are recorded gross in the financial statements because the Company takes title to and has risk of loss for the products, is the primary obligor for the purchase, establishes the sale price independently with a third party, and maintains credit risk associated with the sale of the product.

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying financial statements.

Transportation customers are invoiced, and the related revenue is recognized, as the service is provided.  Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Statement of Cash Flows

Interest paid totaled $8,000 and $45,000 during the six-month periods ended June 30, 2009 and 2008, respectively.  Income taxes paid during these same periods totaled $162,000 and $270,000, respectively.  The Company also received a $2,000,000 income tax refund during the first six months of 2009.  Non-cash investing activities for property and equipment in accounts payable were $524,000 and $124,000 as of June 30, 2009 and 2008, respectively and $561,000 as of December 31, 2008.  There were no significant non-cash financing activities in any of the periods reported.

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

Use of derivative instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil and natural gas.  The Company seeks to make a profit by procuring such commodities as they are produced and then delivering such products to the end use or intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  These contracts meet the definition of a derivative instrument and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  The Company’s objective of entering into commodity contracts is not to manage commodity price risk nor is the objective to trade or speculate on commodity prices.  Rather, such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil and natural gas wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption “Fair Value Measurements”.

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2009 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$2,883	$95	$-	$-

Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	2,536	92

Less Counterparty Offsets	(1,100)	-	(1,100)	-

As Reported Fair Value Contracts	$1,783	$95	$1,436	$92

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  No credit loss provision has been applied to the Company’s forward commodity contract valuations and the Company currently holds no collateral from its counterparties.  The Company has, however, posted margin collateral in support of certain commodity contracts.  Such cash collateral held by the Company’s counterparties totaled $10,243,000 as of June 30, 2009.  The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 as follows (in thousands):

	Statement of Operations
	Location	(Loss)

- Fair value commodity contracts	Revenues - marketing	$(151)

The impact of commodity contracts on revenues for the six months ended June 30, 2009 is a loss of $151,000.  Such loss represents a non-cash reduction of earnings and is reflected as such under the caption “Net change in fair value contracts” in the accompanying Unaudited Statement of Cash Flows.

Commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2009 as follows (in thousands):

	Statement of Operations
	Location	(Loss)

- Fair value commodity contracts	Revenues - marketing	$(293)

Fair Value Measurements

The carrying amount reported in the Unaudited Condensed Consolidated Balance Sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during any current reporting periods.

Fair value estimates are based on assumptions that market participants would use when pricing an asset or liability and the Company uses a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions.  Currently, for all items presented herein, the Company utilizes a market approach to valuing its contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  The fair value hierarchy is summarized as follows:

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of June 30, 2009, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$424	$1,359	$-	$1,783
- Long-term assets	-	95	-	95
- Current liabilities		(1,436)	-	(1,436)
- Long-term liabilities	-	(92)	-	(92)
Net Value	$424	$(74)	$-	$350

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of June 30, 2009, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP No. FAS 157-4”).  FSP No. FAS 157-4 provides additional guidance for estimating fair value under FAS No. 157 when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary.  FSP No. FAS 157-4 was effective for the quarter ended June 30, 2009 and the Company did not recognize any significant adjustments to its estimates of fair value for assets and liabilities measured at fair value upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1 and APB 28-1”).  FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods.  FSP No. FAS 107-1 and APB 28-1 is effective for the quarter ended June 30, 2009 and the required disclosures are included in these interim financial statements.

During the second quarter of 2009, the Company adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”).   The standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued and disclose the date through which subsequent events have been evaluated.

On June 30, 2009, FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this standard, FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC).  The Company does not expect the adoption of SFAS No. 168 to have any impact on its statements of financial position, results of operations, or cash flows.

Note 3 – Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Six Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2009
Marketing
- Crude Oil	$773,111	$9,843	$1,031	$650
- Natural gas	7,198	2,005	83	-
- Refined products	48,310	399	267	177
Marketing Total	828,619	12,247	1,381	827
Transportation	22,230	434	1,841	1,793
Oil and gas	4,362	(859)	1,758	4,660
	$855,211	$11,822	$4,980	$7,280
Period Ended June 30, 2008
Marketing
- Crude Oil	$2,083,642	$11,234	$902	$4,627
- Natural gas	6,004	1,282	81	-
- Refined products	112,174	(1,142)	294	79
Marketing Total	2,201,820	11,374	1,277	4,706
Transportation	35,383	2,131	1,908	397
Oil and gas	9,137	2,049	2,887	4,481
	$2,246,340	$15,554	$6,072	$9,584

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2009
Marketing
- Crude Oil	$472,658	$6,012	$502	$-
- Natural gas	3,291	653	42	-
- Refined products	25,558	134	131	40
Marketing Total	501,507	6,799	675	40
Transportation	11,287	612	927	649
Oil and gas	2,276	(699)	947	1,684
	$515,070	$6,712	$2,549	$2,373
Period Ended June 30, 2008
Marketing
- Crude Oil	$1,188,230	$6,949	$573	$258
- Natural gas	3,144	750	41	-
- Refined products	64,809	(527)	147	18
Marketing Total	1,256,183	7,172	761	276
Transportation	18,979	1,371	951	47
Oil and gas	5,190	1,093	1,322	2,376
	$1,280,352	$9,636	$3,034	$2,699

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Segment operating earnings	$11,822	$15,554	$6,712	$9,636
- General and administrative	(4,694)	(5,420)	(2,384)	(2,503)
Operating earnings	7,128	10,134	4,328	7,133
- Interest income	56	571	24	216
- Interest expense	(8)	(45)	(2)	(41)
Earnings before income taxes	$7,176	$10,660	$4,350	$7,308

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Marketing
- Crude oil	$131,004	$85,774
- Natural gas	36,083	46,599
- Refined products	10,402	13,037
Marketing Total	177,489	145,410
Transportation	13,768	14,915
Oil and gas	22,872	21,904
Other	29,323	28,697
	$243,452	$210,926

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash, and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first half of 2009 and 2008, the Company’s investment commitments totaled approximately $1.4 million and $3 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of June 30, 2009 and December 31, 2008, the Company owed a combined net total of $66,000 and $89,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $71,000 and $66,000 in the six-month periods ended June 30, 2009 and 2008, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the six-month period ended June 30, 2009 and 2008, the affiliated entities charged the Company $27,000 and $33,000, respectively, of expense reimbursement and the Company charged the affiliates $33,000 and $48,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

The Company has entered into a commitment letter to provide for a Credit and Security Agreement with Wells Fargo to provide a $40 million letter of credit facility.  Pursuant to finalization of the Wells Fargo agreement, the Company will discontinue its present unused working capital lines of credit with Bank of America.  The Wells Fargo facility will provide for the issuance of up to $40 million of letters of credit to support the Company’s crude oil and natural gas marketing businesses based on the eligible accounts receivable within those operations.  The letter of credit facility will place certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings as defined among other restrictions.  The Credit and Security Agreement is expected to be completed during August 2009.

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  As of June 30, 2009, management has appropriately recognized estimated expenses and liabilities related to the program.  Estimated loss accruals for potentially unknown losses are developed using actual loss histories and other relevant information.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Crude oil	$773,111	$2,083,642	$472,658	$1,188,230
Natural gas	7,198	6,004	3,291	3,144
Refined products	48,310	112,174	25,558	64,809
Total	$828,619	$2,201,820	$501,507	$1,256,183

Operating Earnings (loss)
Crude oil	$9,843	$11,234	$6,012	$6,949
Natural gas	2,005	1,282	653	750
Refined products	399	(1,142)	134	(527)
Total	$12,247	$11,374	$6,799	$7,172

Depreciation
Crude oil	$1,031	$902	$502	$573
Natural gas	83	81	42	41
Refined products	267	294	131	147
Total	$1,381	$1,277	$675	$761

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	67,271	64,700	66,000	66,000
Natural gas – mmbtu’s	390,000	447,000	390,000	435,000

Average Purchase Price
Crude oil – per barrel	$47.20	$114.14	$56.44	$127.90
Natural Gas – per mmbtu’s	$3.88	$9.37	$3.41	$10.56

_____________________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were reduced for the comparative current period because of significantly lower average crude oil prices as shown in the table above.  While overall first half 2009 crude oil prices were reduced, the direction of change in prices was generally increasing during the 2009 period.  The average acquisition price of crude oil moved from the $41 per barrel level at the beginning of the year to $64 per barrel for the June 2009 average price.  This event produced a first half 2009 inventory liquidation gain of $4,063,000.  A similar event occurred in the first half of 2008 as crude oil prices rose from the $90 per barrel range in January 2008 to the $133 per barrel range in June 2008 producing a $5,878,000 inventory liquidation gain. As of June 30, 2009 the Company held 132,319 barrels of crude oil inventory at an average price of $63.81 per barrel.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, such margins were consistent between the periods.

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

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$22,230	$35,383	(37.2)%	$11,287	$18,979	(40.5)%

Operating earnings	$434	$2,131	(79.6)%	$612	$1,371	(55.4)%

Depreciation	$1,841	$1,908	(3.5)%	$927	$951	(2.5)%

Revenues and operating results turned downward for the transportation segment in 2009 due to reduced customer demand.  The Company’s customers are predominately the domestic United States petrochemical industry, and demand for such products is driven primarily by activity within the housing and automotive sectors.  The current national economic recession has severely and adversely impacted this segment of the Company’s business.  Customer demand is down approximately 30% and, to date has shown few signs of recovery.  Typically, as revenues decline, operating earnings decline at a faster rate, as measured by percentage, due to the fixed cost components of operating costs.  In March 2009, the Company instituted cost cutting measures including a reduction in personnel levels in order to better align costs with the Company’s level of revenues.  As a result, the rate of decline in operating earnings slowed relative to the rate of decline in revenues for the second quarter of 2009.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):
	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues	$4,362	$9,137	(52.3)%	$2,276	$5,190	(56.1)%

Operating earnings (loss)	$(859)	$2,049	(142.9)%	(699)	1,093	(163.9)%

Depreciation and depletion	$1,758	$2,887	(39.1)%	$947	$1,322	(28.4)%

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

Production volumes and price information is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Crude Oil
Volume – barrels	27,627	25,710	13,365	13,743
Average price per barrel	$49.35	$112.54	$59.73	$122.91

Natural gas
Volume – mcf	665,900	588,700	336,100	301,000
Average price per mcf	$4.50	$10.61	$4.39	$11.61

Comparative exploration costs were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Dry hole expense	$305	$669	$81	$579
Prospect impairments	896	872	772	675
Seismic and geological	504	522	319	349

Total	$1,705	$2,063	$1,172	$1,603

During the first six months of 2009, the Company participated in the drilling of 17 successful wells with four dry holes.  Additionally, the Company has an interest in ten wells that were in process on June 30, 2009.  Evaluation on the in-process wells is anticipated during the third quarter of 2009.  Participation in the drilling of approximately 10 wells is planned for the remainder of 2009 on the Company’s prospect acreage in Arkansas, Louisiana and Texas.

-           Outlook

The current softness in natural gas prices has suppressed earnings from oil and gas operations and the current national economy continues to curtail transportation demand.  The Company’s crude oil and natural gas marketing businesses, however, have remained stable and profitable.  Overall, management continues to forecast steady results for the remainder of the year.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $10,996,000 and $8,006,000 for each of the six-month periods ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and December 31, 2008, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $21,978,000 as of June 30, 2009, and such balances are maintained in order to meet the timing of day-to-day cash needs.  From time to time, the Company may also make cash prepayments to certain suppliers of crude oil and natural gas to the Company’s marketing operations.  Such prepayments totaled $10,243,000 as of June 30, 2009 and such amounts will be recouped during the current third quarter.  Working capital, the excess of current assets over current liabilities, totaled $45,285,000 as of June 30, 2009.  Management believes current cash balances, together with expected cash generated from future operations, will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the past three years.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for a total of $2.8 million in operating lease payments for transportation equipment and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital expenditures during the first six months of 2009 included $2,620,000 for marketing and transportation equipment additions and $4,660,000 in property additions associated with oil and gas exploration and production activities.  For 2009, the Company anticipates expending an additional approximate $7.5 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $1.5 million will be expended during the second half of 2009 toward the purchase of 80 tractors scheduled to come off lease financing with funding for such purchase from available cash flow.

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

- Banking Relationships

The Company’s primary bank loan agreement with Bank of America provides for two separate lines of credit with interest at the bank’s prime rate minus ¼ of one percent.  The working capital loan provides for borrowings based on 80 percent of eligible accounts receivable and 50 percent of eligible inventories.  Available capacity under the line is calculated monthly and as of June 30, 2009 the Company elected to establish the line at $5 million.  The oil and gas production loan provides for flexible borrowings subject to a borrowing base requested by the Company and approved semi-annually by the bank.  The borrowing base was established at $5 million as of June 30, 2009.  The working capital facilities are subject to a ½ of one percent commitment fee.  The line of credit loans are scheduled to expire on October 31, 2009, with the then present balance outstanding, if any, converting to a term loan payable in eight equal quarterly installments. As of June 30, 2009 and December 31, 2008 there was no bank debt outstanding under the Company’s two revolving credit facilities.

The Company has entered into a commitment letter to provide for a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million letter of credit facility.  Pursuant to finalization of the Wells Fargo agreement, the Company will discontinue its present unused working capital lines of credit with Bank of America.  The Wells Fargo facility will provide for the issuance of up to $40 million of letters of credit to support the Company’s crude oil and natural gas marketing businesses based on the eligible accounts receivable within those operations.  The letter of credit facility will place certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings as defined among other restrictions.  The Credit and Security Agreement is expected to be completed during August 2009.

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

Forward-Looking Statements –Safe Harbor Provisions

This quarterly report for the period ended June 30, 2009 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

 The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry.  Management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage, or that may exceed the level of insurance coverage, and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

Item 1A. - There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. - None

Item 3.     -  None

Item 4. - Submission of Matters to a Vote of Security Holders.

On May 27, 2009, the Company held its annual meeting of shareholders, at which five directors were elected.  The vote totals were as follows:

Director	Votes For	Votes Withheld	Non-Voted
K. S. Adams, Jr.	3,898,065	126,450	193,081
F. T. Webster	3,803,726	220,789	193,081
E. C. Reinauer, Jr.	3,824,338	200,177	193,081
E. J. Webster, Jr.	3,919,260	105,255	197,081
Larry E. Bell	3,920,415	104,100	197,081

Item 5. – None

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 12, 2009	By /s/K. S. Adams, Jr.
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