Form 10-Q
period 2009-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2009-11-13
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
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

Indicate by  check mark  whether the  Registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at November 10, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Marketing	$1,391,453	$3,466,429	$562,834	$1,264,609
Transportation	33,701	53,974	11,471	18,591
Oil and gas	6,356	14,259	1,994	5,122
	1,431,510	3,534,662	576,299	1,288,322
COSTS AND EXPENSES:
Marketing	1,373,305	3,463,202	558,314	1,274,033
Transportation	29,171	47,369	9,216	16,025
Oil and gas operations	6,297	7,386	2,834	3,185
General and administrative	6,946	7,458	2,252	2,038
Depreciation, depletion and amortization	7,517	9,157	2,537	3,085
	1,423,236	3,534,572	575,153	1,298,366

Operating earnings	8,274	90	1,146	(10,044)

Other income (expense):
Interest income	138	879	82	308
Interest expense	(23)	(136)	(15)	(91)
Earnings before income tax	8,389	833	1,213	(9,827)

Income tax provision (benefit)	3,146	73	574	(3,551)

Net earnings	$5,243	$760	$639	$(6,276)

EARNINGS PER SHARE:
Basic and diluted net earnings (loss) per common share	$1.24	$.18	$.15	$(1.49)

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$36,728	$18,208
Accounts receivable, net of allowance for doubtful
accounts of $1,263 and $1,251, respectively	137,924	119,401
Inventories	13,655	14,207
Fair value contracts	3,090	8,697
Income tax receivable	-	3,629
Prepayments and other	9,679	5,224

Total current assets	201,076	169,366

Property and equipment	122,554	118,863
Less – accumulated depreciation,
Depletion and amortization	(88,563)	(83,277)
	33,991	35,586
Other assets:
Fair value contracts	483	-
Deferred income tax asset	1,761	2,035
Cash deposits and other	3,070	3,939
	$240,381	$210,926

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$143,734	$115,183
Accounts payable – related party	83	89
Fair value contracts	2,766	8,196
Accrued and other liabilities	4,279	3,930
Current deferred income taxes	686	409
Total current liabilities	151,548	127,807

Other liabilities:
Fair value contracts	457	-
Asset retirement obligations	1,289	1,260
Other long-term liabilities	83	98
	153,377	129,165
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	74,889	69,646
Total shareholders’ equity	87,004	81,761
	$240,381	$210,926

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH PROVIDED BY OPERATIONS:
Net earnings	$5,243	$760
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation, depletion and amortization	7,517	9,157
Loss (gain) on property sales	(93)	383
Dry hole costs incurred	365	1,860
Impairment on oil and gas properties	2,761	1,293
Provision for doubtful accounts	12	858
Deferred income taxes	551	(1,793)
Net change in fair value contracts	151	(55)
Other, net	296	(37)
Decrease (increase) in accounts receivable	(18,535)	25,946
Decrease (increase) in inventories	552	(1,622)
Decrease (increase) in income tax receivable	3,629	(1,299)
Decrease (increase) in prepayments	(4,455)	(238)
Increase (decrease) in accounts payable	28,636	(8,901)
Increase (decrease) in accrued liabilities	349	2,487

Net cash provided by operating activities	26,979	28,799

INVESTING ACTIVITIES:
Property and equipment additions	(9,505)	(13,780)
Insurance and excise tax refunds	587	290
Proceeds from property sales	459	39
Redemption of short-term investments	-	10,000
Investment in short-term investments	-	(10,000)

Net cash (used in) investing activities	(8,459)	(13,451)

Increase in cash and cash equivalents	18,520	15,348

Cash at beginning of period	18,208	23,697

C Cash at end of period	$36,728	$39,045

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2009, its results of operations for the three and nine-month periods ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after September 30, 2009 has been evaluated through November 13, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market funds or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in municipal bonds may also be made from time to time.  The Company invests in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no investments in municipal bonds at September 30, 2009 or December 31, 2008.

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market price. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale.  Components of inventory are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Crude oil	$12,042	$11,710
Petroleum products	1,613	2,497

	$13,655	$14,207

Prepayments

The components of prepayments and other are as follows (in thousands):

	September 30,	December 31,
	2009	2008

Cash collateral deposits for commodity purchases	$5,504	$2,082
Insurance premiums	2,670	1,985
Natural gas pipeline imbalances	751	369
Rents, license and other	754	788

	$9,679	$5,224

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2009, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis. For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the nine-month periods ended September 30, 2009 and 2008 there were $517,000 and zero impairment provisions on producing oil and gas properties, respectively.  Such provisions also totaled $295,000 and zero for the three-month periods ended September 30, 2009 and 2008, respectively.

Fair value measurements for producing oil and gas properties for the nine-month period ended September 30, 2009 summarized as follows (in thousands):

Producing Properties Evaluated for Fair Value Impairment

Net book value at December 31, 2008	$518

Property additions	43
Depletion taken	(44)
Impairment valuation loss	(517)

Fair value at September 30, 2009	$-

All fair value measurements for producing oil and gas properties are based on Level 3 – Significant Unobservable Inputs (see Fair Value Measurements below).

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity. Accordingly, impairment provisions on non-producing properties totaling $2,244,000 and $1,293,000 were recorded for the nine-month periods ended September 30, 2009 and 2008, respectively.  Such provisions totaled $1,570,000 and $421,000 for the three-month periods ended September 30, 2009 and 2008.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

Cash deposits and other assets

The Company has established certain deposits to support participation in its liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits.  In addition, the Company has accounts and notes receivable from certain customers that are expected to be collected over a long-term period.  Components of cash deposits and other assets are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Insurance collateral deposits	$2,189	$2,794
State collateral deposits	297	279
Accounts and notes receivable	273	503
Materials and supplies	311	363
	$3,070	$3,939

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

Substantially all crude oil and refined products purchase and sale contracts qualify and are designated as non-trading activities and the Company elects the normal purchases and sales exception methodology for such activity.  For normal purchase and sale activities, the Company’s customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer.  Such sales are recorded gross in the financial statements because the Company takes title to and has risk of loss for the products, is the primary obligor for the purchase, establishes the sale price independently with a third party, and maintains credit risk associated with the sale of the product.

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

Banking Relationships

In August 2009, the Company entered into a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million letter of credit facility.  Pursuant to the Wells Fargo agreement, the Company discontinued its previous working capital lines of credit with Bank of America.  The Wells Fargo facility provides for the issuance of up to $40 million of letters of credit to support the Company’s crude oil and natural gas marketing businesses based on the eligible accounts receivable within those operations.  Letters of credit outstanding totaled $19.9 million as of September 30, 2009.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings as defined among other restrictions.  Management believes the Company is currently in compliance with all such covenants.

Statement of Cash Flows

Interest paid totaled $23,000 and $136,000 during the nine-month periods ended September 30, 2009 and 2008, respectively.  Income taxes paid during these same periods totaled $549,000 and $2,319,000, respectively.  The Company also received a $2,000,000 income tax refund during the first nine months of 2009.  Non-cash investing activities for property and equipment in accounts payable were $439,000 and $267,000 as of September 30, 2009 and 2008, respectively and $561,000 as of December 31, 2008.  There were no significant non-cash financing activities in any of the periods reported.

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

Use of derivative instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil and natural gas.  The Company seeks to make a profit by procuring such commodities as they are produced and then delivering such products to the end users or intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  These contracts meet the definition of a derivative instrument and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is elected.  The Company’s objective of entering into commodity contracts is not to manage commodity price risk nor is the objective to trade or speculate on commodity prices.  Rather, such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil and natural gas wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption “Fair Value Measurements”.

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2009 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$3,303	$483	$-	$-

Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	2,979	457

Less Counterparty Offsets	(213)	-	(213)	-

As Reported Fair Value Contracts	$3,090	$483	$2,766	$457

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of September 30, 2009, the Company is not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009 as follows (in thousands):

	Statement of Operations
	Location	(Loss)

- Fair value commodity contracts	Revenues – marketing	$(151)

The fair value commodity contracts loss represents a non-cash reduction of earnings and is reflected as such under the caption “Net change in fair value contracts” in the accompanying Unaudited Statement of Cash Flows.

Commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2009 as follows (in thousands):

Statement of Operations
	Location	(Loss)

- Fair value commodity contracts	Revenues - marketing	$-0-

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of September 30, 2009, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$554	$2,536	$-	$3,090
- Long-term assets	14	469	-	483
- Current liabilities	-	(2,766)	-	(2,766)
- Long-term liabilities	-	(457)	-	(457)
Net Value	$568	$(218)	$-	$350

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2009, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

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

As of September 30, 2009, the Financial Accounting Standards Board issued the Accounting Standards Codification (ASC) which became effective for the Company.  The ASC is now the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC.  No changes to accounting standards or guidance resulted from the issuance of the ASC.  Any references to accounting guidance in current and future financial statements will be to the applicable ASC sections.

Note 3 – Segment Reporting

The Company is primarily engaged in the business of marketing crude oil, natural gas and petroleum products; tank truck transportation of liquid chemicals; and oil and gas exploration and production.  All accounting policies of each segment are consistent with the Company’s accounting policies.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Nine Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2009
Marketing
- Crude Oil	$1,304,092	$13,425	$1,527	$724
- Natural gas	10,310	2,197	124	-
- Refined products	77,051	477	398	177
Marketing Total	1,391,453	16,099	2,049	901
Transportation	33,701	1,678	2,852	2,593
Oil and gas	6,356	(2,557)	2,616	6,011
	$1,431,510	$15,220	$7,517	$9,505
Period Ended September 30, 2008
Marketing
- Crude Oil	$3,282,421	$224	$1,479	$4,660
- Natural gas	8,511	1,833	122	12
- Refined products	175,497	(862)	431	114
Marketing Total	3,466,429	1,195	2,032	4,786
Transportation	53,974	3,746	2,859	508
Oil and gas	14,259	2,607	4,266	8,486
	$3,534,662	$7,548	$9,157	$13,780

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2009
Marketing
- Crude Oil	$530,981	$3,582	$496	$74
- Natural gas	3,112	192	41	-
- Refined products	28,741	78	131	-
Marketing Total	562,834	3,852	668	74
Transportation	11,471	1,244	1,011	800
Oil and gas	1,994	(1,698)	858	1,351
	$576,299	$3,398	$2,537	$2,225
Period Ended September 30, 2008
Marketing
- Crude Oil	$1,198,779	$(11,010)	$577	$33
- Natural gas	2,507	551	41	12
- Refined products	63,323	280	137	35
Marketing Total	1,264,609	(10,179)	755	80
Transportation	18,591	1,615	951	111
Oil and gas	5,122	558	1,379	4,005
	$1,288,322	$(8,006)	$3,085	$4,196

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):
	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Segment operating earnings	$15,220	$7,548	$3,398	$(8,006)
- General and administrative	(6,946)	(7,458)	(2,252)	(2,038)
Operating earnings (loss)	8,274	90	1,146	(10,044)
- Interest income	138	879	82	308
- Interest expense	(23)	(136)	(15)	(91)
Earnings (loss) before income taxes	$8,389	$833	$1,213	$(9,827)

Identifiable assets by industry segment are as follows (in thousands):
	September 30,	December 31,
	2009	2008
Marketing
- Crude oil	$124,605	$85,774
- Natural gas	26,340	46,599
- Refined products	10,754	13,037
Marketing Total	161,699	145,410
Transportation	13,566	14,915
Oil and gas	21,123	21,904
Other	43,993	28,697
	$240,381	$210,926

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash, and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first nine months of 2009 and 2008, the Company’s investment commitments totaled approximately $5.3 million and $5.5 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of September 30, 2009 and December 31, 2008, the Company owed a combined net total of $83,000 and $89,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $111,000 and $99,000 in the nine-month periods ended September 30, 2009 and 2008, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the nine-month period ended September 30, 2009 and 2008, the affiliated entities charged the Company $53,546 and $42,000, respectively, of expense reimbursement and the Company charged the affiliates $98,000 and $73,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  As of September 30, 2009, management has appropriately recognized estimated expenses and liabilities related to the program.  Estimated loss accruals for potentially unknown losses are developed using actual loss histories and other relevant information.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Crude oil	$1,304,092	$3,282,421	$530,981	$1,198,779
Natural gas	10,310	8,511	3,112	2,507
Refined products	77,051	175,497	28,741	63,323
Total	$1,391,453	$3,466,429	$562,834	$1,264,609

Operating Earnings (loss)
Crude oil	$13,425	$224	$3,582	$(11,010)
Natural gas	2,197	1,833	192	551
Refined products	477	(862)	78	280
Total	$16,099	$1,195	$3,852	$(10,179)

Depreciation
Crude oil	$1,527	$1,479	$496	$577
Natural gas	124	122	41	41
Refined products	398	431	131	137
Total	$2,049	$2,032	$668	$755

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	66,200	66,900	64,100	70,900
Natural gas – mmbtu’s	383,000	429,000	369,000	395,000

Average Purchase Price
Crude oil – per barrel	$53.14	$115.14	$65.41	$116.88
Natural Gas – per mmbtu’s	$3.63	$9.31	$3.12	$9.18

_____________________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were reduced for the comparative current period because of significantly lower average crude oil prices as shown in the table above.  While comparative overall 2009 crude oil prices through September 30, 2009 were reduced, the direction of change in prices was generally increasing during the period.  The average acquisition price of crude oil moved from the $41 per barrel level at the beginning of the year to $69 per barrel for the September 2009 average purchase price.  This event produced an inventory liquidation gain of $4,912,000 for the first nine months of 2009.  An opposite event occurred in 2008 as crude oil prices declined from the $90 per barrel range in January 2008 to the $77 per barrel range in September 2008 producing a $3,100,000 inventory liquidation loss.  For the comparative third quarter period in 2008, crude oil prices were falling dramatically with a $11.6 million inventory valuation loss occurring in the three-month period.  This compares to a $849,000 inventory liquidation gain for the three-month period ended September 30, 2009.  As of September 30, 2009 the Company held 172,965 barrels of crude oil inventory at an average price of $69.62 per barrel.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margins.  As shown above, such margins were consistent between the periods except during the third quarter of 2009 when mild weather patterns across the nation served to suppress price volatility and hence margins.

Last year, the refined products segment operating loss occurred because the rate of increase in the crude oil driven supply cost of motor fuel exceeded the rate of increase in the market value of such fuels.  As a result, per unit margins narrowed and did not cover fixed operating expenses. Also, the Company’s supplier of biodiesel fuel failed to deliver scheduled product resulting in a direct loss to the Company of approximately $400,000.  The product was contracted to the Company at a fixed price and the Company had entered into an offsetting price protection agreement (a swap).  Although the underlying material did not ship as scheduled, the Company honored its swap commitment producing the resulting loss. Subsequently, the Company has revised the terms of its biodiesel fuel supply contracts to shift the price risk to the supplier in order to avoid the recurrence of such items.  Also during the third quarter of 2008, refined product prices were declining which, as typically occurs, improved unit margins  in the 2008 period as the rate of reduction in product supply acquisition costs exceeded the rate of reduction in end-market wholesale prices.

Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	$33,701	$53,974	(37.5)%	$11,471	$18,591	(38.3)%

Operating earnings	$1,678	$3,746	(55.2)%	$1,244	$1,615	(22.9)%

Depreciation	$2,852	$2,859	(.2)%	$1,011	$951	6.3%

Revenues and operating results turned downward for the transportation segment in 2009 due to reduced customer demand.  The Company’s customers are predominately the domestic United States petrochemical industry, and demand for such products is driven primarily by activity within the housing and automotive sectors.  The current national economic recession has severely and adversely impacted this segment of the Company’s business.  Customer demand is down approximately 30% and, to date, has shown only limited signs of recovery.  Typically, as revenues decline, operating earnings decline at a faster rate, as measured by percentage, due to the fixed cost components of operating costs.  In March 2009, the Company instituted cost cutting measures including a reduction in personnel levels in order to better align costs with the Company’s level of revenues.  As a result, the rate of decline in operating earnings slowed relative to the rate of decline in revenues beginning in the second quarter of 2009.  In addition during the third quarter of 2009 the Company earned an approximate $467,000 credit against its automobile and workers compensation insurance premiums.  Such premium credits served to reduce operating expenses and were a direct result of reduced activity within the transportation segment.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues	$6,356	$14,259	(55.4)%	$1,994	$5,122	(61.1)%

Operating earnings (loss)	$(2,557)	$2,607	(198.1)%	$(1,698)	558	(404.3)%

Depreciation and depletion	$2,616	$4,266	(38.7)%	$858	$1,379	(37.8)%

The revenue and earnings decline for the oil and gas segment is attributable to decreased crude oil and natural gas prices as shown in the tables below.  Depreciation and depletion expense is reduced in the current period because a significant decline in hydrocarbon prices at year-end December 31, 2008 caused producing property impairment provisions to be recorded.  Such charges reduced the level of capitalized costs for amortizing in the current period.

Production volumes and price information is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Crude Oil
Volume – barrels	39,148	37,810	11,521	12,100
Average price per barrel	$54.00	$114.96	$65.14	$120.12

Natural gas
Volume – mcf	981,918	913,800	316,002	325,100
Average price per mcf	$4.32	$10.85	$3.94	$11.26

Comparative exploration costs are summarized in the table below.  As shown, prospect impairment expense was increased in 2009 as certain adverse drilling results lead to unfavorable capitalized costs valuations.  Exploration cost components were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Dry hole expense	$365	$1,860	$60	$1,191
Prospect impairments	2,761	1,293	1,865	421
Seismic and geological	676	653	172	131

Total	$3,802	$3,806	$2,097	$1,743

During the first nine months of 2009, the Company participated in the drilling of 22 successful wells with seven dry holes.  Additionally, the Company has an interest in nine wells that were in process on September 30, 2009.  Evaluation on the in-process wells is anticipated during the fourth quarter of 2009.  Participation in the drilling of approximately five wells is planned for the remainder of 2009 on the Company’s prospect acreage in Louisiana and Texas.

-           Outlook

The Company recently announced its successful participation in four wells in the Haynesville Shale formation of Nacogdoches County, Texas.  These productive wells should boost fourth quarter 2009 natural gas volumes and revenues.  The marketing and transportation segments are also forecast to be stable and profitable during the fourth quarter.  Absent declines in crude oil and natural gas prices, upcoming year-end results should show improvement over the current level of earnings.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $26,979,000 and $28,799,000 for each of the nine-month periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009 and December 31, 2008, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $36,728,000 as of September 30, 2009, and such balances are maintained in order to meet the timing of day-to-day cash needs.  From time to time, the Company may also make cash prepayments to certain suppliers of crude oil and natural gas to the Company’s marketing operations.  Such prepayments totaled $5,504,000 as of September 30, 2009 and such amounts will be recouped during the current fourth quarter as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $4,754,000 as of September 30, 2009.  Working capital, the excess of current assets over current liabilities, totaled $49,528,000 as of September 30, 2009.  Management believes current cash balances, together with expected cash generated from future operations, will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for a total of $2.3 million in operating lease payments for transportation equipment and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital expenditures during the first nine months of 2009 included $3,494,000 for marketing and transportation equipment additions and $6,011,000 in property additions associated with oil and gas exploration and production activities.  For 2009, the Company anticipates expending an additional approximate $8 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $960,000 will be expended during the final quarter of 2009 toward the purchase of 48 tractors scheduled to come off lease financing and an additional approximate $4.8 million for the purchase of 44 new tractor replacements with funding for such purchase from available cash flow.

Historically, the Company pays an annual dividend in the fourth quarter of each year, and the Company has declared a $.50 per common share or $2,109,000 dividend to shareholders of record as of December 1, 2009.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2008).  While the Company has available bank lines of credit (see below), management has no current intention to utilize such lines of credit or issue additional equity.

- Banking Relationships

In August 2009, the Company entered into a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million letter of credit facility.  Pursuant to the Wells Fargo agreement, the Company discontinued its previous working capital lines of credit with Bank of America.  The Wells Fargo facility provides for the issuance of up to $40 million of letters of credit to support the Company’s crude oil and natural gas marketing businesses based on the eligible accounts receivable within those operations.  Letters of credit outstanding totaled $19.9 million as of September 30, 2009.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings as defined among other restrictions.  Management believes the Company is currently in compliance with all such covenants.

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

Forward-Looking Statements –Safe Harbor Provisions

This quarterly report for the period ended September 30, 2009 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Item 4.  Disclosure Controls and Procedures

 The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

4(b) - Credit and Security Agreement between Gulfmark Energy, Inc, Adams Resources Marketing, Ltd and Wells Fargo Bank, National Association dated August 27, 2009

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 13, 2009	By /s/K. S. Adams, Jr.
K. S. Adams, Jr.
Chief Executive Officer

By /s/Frank T. Webster
Frank T. Webster
President & Chief Operating Officer

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
4(b)	Credit and Security Agreement between Gulfmark Energy, Inc, Adams Resources Marketing, Ltd and Wells Fargo Bank, National Association dated August 27, 2009

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002