Form 10-K
period 2009-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2010-03-23
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2009
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7908
ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)
Delaware	74-1753147	4400 Post Oak Pkwy Ste 2700	77027
		Houston, Texas
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Address of Principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (713) 881-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	NYSE Amex

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ___NO _X_

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.YES ____ NO _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.     YES_X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES_X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer” and “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____                                                                Accelerated filer ____

Non-accelerated filer _X_                                                      Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
YES ___NO _X_

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of the close of business on June 30, 2009 was $35,874,679 based on the closing price of $17.15 per one share of common stock as reported on the NYSE AMEX Exchange for such date.  A total of 4,217,596 shares of Common Stock were outstanding at March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010 are incorporated by reference into Part III of this report.

PART I
Items 1 and 2.  BUSINESS AND PROPERTIES

Forward-Looking Statements –Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2009 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed by the Company with the Securities and Exchange Commission from time to time and the important factors described under “Item 1A Risk Factor” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Business Activities

Adams Resources & Energy, Inc. (“ARE”) and its subsidiaries, collectively (the "Company"), are engaged in the business of marketing crude oil, natural gas and petroleum products, tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Adams Resources & Energy, Inc. is a Delaware corporation organized in 1973.  The Company’s headquarters are located in 20,700 square feet of leased office space at 4400 Post Oak Parkway, Suite 2700, Houston, Texas 77027 and the telephone number of that address is (713)-881-3600.  The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2009 are set forth in Note (9) of Notes to Consolidated Financial Statements included elsewhere herein.

Marketing Segment Subsidiaries

Gulfmark Energy, Inc. (“Gulfmark”), a subsidiary of ARE, purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan and New Mexico. During 2009, Gulfmark purchased approximately 66,100 barrels per day of crude oil at the wellhead or lease level. Gulfmark also operates 101 tractor-trailer rigs and maintains over 50 pipeline inventory locations or injection stations.  Gulfmark has the ability to barge oil from five oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 50,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products.  Gulfmark arranges transportation for sales to customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil.

Adams Resources Marketing, Ltd. (“ARM”), a subsidiary of ARE, operates as a wholesale purchaser, distributor and marketer of natural gas.  ARM’s focus is on the purchase of natural gas at the producer level. During 2009, ARM purchased approximately 363,000 million british thermal units (“mmbtu’s”) of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately 60 independent producers with the primary production areas being the Louisiana and Texas Gulf Coast and the offshore Gulf of Mexico region.   ARM provides value added services to its customers by providing access to common carrier pipelines and handling daily volume balancing requirements as well as risk management services.

Ada Resources, Inc. (“Ada”), a subsidiary of ARE, markets branded and unbranded refined petroleum products such as motor fuels and lubricants.  Ada makes purchases based on the supplier’s established distributor prices, with such prices generally being lower than Ada’s sales price to its customers.  Motor fuel sales include automotive gasoline, biodiesel and conventional diesel fuel.  Lubricants consist of passenger car motor oils as well as a full complement of industrial oils and greases.  Ada is also involved in the railroad servicing industry, including fueling and lubricating locomotives as well as performing routine maintenance on the power units. Further, the United States Coast Guard has certified Ada as a direct-to-vessel approved marine fuel and lube vendor.  Ada’s marketing area primarily includes the Texas Gulf Coast and southern Louisiana. The primary product distribution and warehousing facility is located on 5.5 Company-owned acres in Houston, Texas.  The property includes a 60,000 square foot warehouse, 11,000 square feet of office space and bulk storage for 320,000 gallons of lubricating oil.

Operating results are sensitive to a number of factors.  Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, actual delivery volumes that vary from expected quantities, and the timing and costs to deliver the commodity to the customer.

Transportation Segment Subsidiary

Service Transport Company (“STC”), a subsidiary of ARE, transports liquid chemicals on a "for hire" basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list.  Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation.   Presently, STC operates 262 truck tractors of which 6 are independent owner-operator units and maintains 416 tank trailers.  In addition, STC maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 22 Company-owned acres in Houston, Texas.  This property includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system.  The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

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

Oil and Gas Segment Subsidiary

Adams Resources Exploration Corporation (“AREC”), a subsidiary of ARE, is actively engaged in the exploration and development of domestic oil and natural gas properties primarily in Texas and the south central region of the United States. Exploration offices are maintained in Houston and the Company holds an interest in 325 wells of which 43 are Company operated.

Producing Wells--The following table sets forth the Company's gross and net productive wells as of December 31, 2009. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	63	8.40	112	11.49	175	19.89
Other	94	4.19	56	5.49	150	9.68
	157	12.59	168	16.98	325	29.57

Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2009.  Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.  The Company’s developed acreage is held by current production while undeveloped acreage is held by oil and gas leases with various remaining terms from six months to three years.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	80,622	9,797	225,787	17,013
Kansas	-	-	31,727	3,173
Other	8,260	1,004	7,288	1,174
	88,882	10,801	264,802	21,360

Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2009.  All drilling activity was onshore in Texas, Louisiana and Alabama.

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	2	.10	2	.13	3	.15
- Dry	7	.94	2	.22	2	.10

Development wells drilled
- Productive	24	1.35	17	1.06	18	1.37
- Dry	2	.10	7	.68	6	.35

Production and Reserve Information--The Company's estimated net quantities of proved oil and natural gas reserves and the standardized measure of discounted future net cash flows calculated at a 10% discount rate for the three years ended December 31, 2009, are presented in the table below (in thousands):

	December 31,
	2009	2008	2007
Crude oil (thousands of barrels)	242	230	297
Natural gas (thousands of mcf)	7,248	6,443	7,068
Standardized measure of discounted future
net cash flows from oil and gas reserves	$9,305	$11,547	$19,590

The estimated value of oil and natural gas reserves and future net revenues from oil and natural gas reserves was made by the Company's independent petroleum engineers.  The reserve value estimates provided at each of December 31, 2009, 2008 and 2007 are based on market prices of $58.43, $37.87 and $92.50 per barrel for crude oil and $4.05, $5.65 and $7.31 per mcf for natural gas, respectively.

Reserve estimates are based on many subjective factors.  The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data, and reservoir engineering data, the pricing assumptions utilized as well as the skill and judgment of petroleum engineers in interpreting such data.  The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data.  In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and natural gas producing properties.  Such estimates do not necessarily portray a realistic assessment of current value or future performance of such properties. Such revenue calculations are based on estimates as to the timing of oil and natural gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates.  Also, certain assumptions have been made with respect to pricing. The estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts.  There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and natural gas.

The Company's oil and natural gas production for the three years ended December 31, 2009 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2009	49,500	1,304,000
2008	50,500	1,243,000
2007	69,250	1,182,000

Certain financial information relating to the Company's oil and natural gas division revenues and earnings is summarized as follows:
	Years Ended December 31,
	2009	2008	2007
Average oil and condensate
sales price per barrel	$58.10	$99.25	$70.21
Average natural gas
sales price per mcf	$4.43	$9.84	$7.54
Average production cost, per equivalent
barrel, charged to expense	$13.25	$18.34	$15.32

North Sea Exploration Licenses—Previously the Company held certain exploration rights in the Central and Southern sectors of the United Kingdom’s North Sea region.  These rights afforded the opportunity to analyze and assess licensed acreage for an initial two-year period without accompanying stringent financial requirements. Ultimately, the Company’s investment group was unsuccessful in obtaining a partner to fund drilling on any of the prospective acreage and therefore the license rights were dropped in 2009 at no additional cost to the Company.

The Company has had no reports to federal authorities or agencies of estimated oil and gas reserves. The Company is not obligated to provide any fixed and determinable quantities of oil or gas in the future under existing contracts or agreements associated with its oil and gas exploration and production segment.

Reference is made to Note (10) of the Notes to Consolidated Financial Statements for additional disclosures relating to oil and natural gas exploration and production activities.

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

Louisiana Office of Conservation--This agency has primary statutory responsibility for regulation and conservation of oil, gas, and other natural resources in the State of Louisiana.  Their objectives are to (i) regulate the exploration and production of oil, natural gas and other hydrocarbons; (ii) control and allocate energy supplies and distribution and (iii) protect public safety and the State’s environment from oilfield waste, including regulation of underground injection and disposal practices.

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

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks.  While the Company does not own or operate underground tanks as of December 31, 2009, historically the Company has been an owner and operator of underground storage tanks.  The EPA's Office of Underground Tanks and applicable state laws establish regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and non-sudden accidental releases arising from operating underground tanks.  In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks.  Should leakage develop in an underground tank, the operator is obligated for clean up costs.  During the period when the Company was an operator of underground tanks, it secured insurance covering both third party liability and clean up costs.

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.  The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business.  Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s), which could materially and adversely affect the Company's business.  The Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation. However, given the nature of the Company’s business, the Company is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.  At December 31, 2009, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2009 the Company employed 679 persons, 14 of whom were employed in the exploration and production of oil and gas, 286 in the marketing of crude oil, natural gas and petroleum products, 356 in transportation operations, and 23 in administrative capacities.  None of the Company's employees are represented by a union.  Management believes its employee relations are satisfactory.

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

Available Information

The Company is required to file periodic reports as well as other information with the Securities and Exchange Commission (“SEC”) within established deadlines.  Any document filed with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330.  The Company’s SEC filings are also available to the public through the SEC’s web site located at http://www.sec.gov.

The Company maintains a corporate website at http://www.adamsresources.com, on which investors may access free of charge the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after filing or furnishing such material with the SEC.  Additionally, the Company has adopted and posted on its website a Code of Business Ethics designed to reflect requirements of the Sarbanes-Oxley Act of 2002, NYSE Amex Exchange rules and other applicable laws, rules and regulations. The Code of Business Ethics applies to all of the Company’s directors, officers and employees.  Any amendment to the Code of Business Ethics will be posted promptly on the Company’s website.  The information contained on or accessible from the Company’s website does not constitute a part of this report and is not incorporated by reference herein.  The Company will provide a printed copy of any of these aforementioned documents free of charge upon request by calling ARE at (713)-881-3600 or by writing to:
Adams Resources & Energy, Inc.
ATTN:  Richard B. Abshire
4400 Post Oak Parkway, Suite 2700
Houston, Texas 77027

Item 1A RISK FACTORS

Worldwide economic developments could damage operations and materially reduce profitability and cash flows.

Since mid 2008, disruptions in the credit markets and concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices.  At times, these factors have contributed to a decline in the Company’s stock price and corresponding market capitalization.  Further commodity price decreases during 2010 could result in reduced earnings.  Since the Company has no bank debt obligations nor covenants tied to its stock price, potential declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

General economic conditions could reduce demand for chemical based trucking services.

Customer demand for the Company’s products and services is substantially dependent upon the general economic conditions for the United States which have generally been slow over the past year and continue to be challenging.  In particular, demand for liquid chemical truck transportation services is dependent on activity within the petrochemical sector of the U. S. economy.  Chemical sector demand typically varies with the housing and auto markets as well as the relative strength of the U. S. dollar to foreign currencies.  A relatively strong U.S. dollar exchange rate tends to suppress export demand for petrochemicals which is adverse to the Company’s transportation operation.  Conversely, a weak U. S. dollar exchange rate tends to stimulate export demand for petrochemicals.

The Company’s business is dependent on the ability to obtain trade and other credit.

The Company’s future development and growth depends in part on its ability to successfully obtain credit from suppliers and other parties.  Credit arrangements are relied upon as a significant source of liquidity for capital requirements not satisfied by operating cash flow.

Current global financial markets and economic conditions have been, and may continue to be, disrupted and volatile. As a result of concerns about the stability of financial markets generally and the solvency of creditors specifically, the availability of money from the credit markets is reduced as many lenders and institutional investors have enacted tighter lending standards, refused to refinance existing debt on terms similar to current debt and in some cases, ceased to provide funding to borrowers.  These issues, along with significant write-offs in the financial services sector and the current weak economic conditions have made, and may continue to make, it more difficult for the Company and its suppliers and customers to obtain funding.

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

The financial soundness of customers could affect our business and operating results

As a result of constraints in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, the Company’s customers may experience cash flow concerns.  As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to the Company.  Any inability of current and/or potential customers to pay for services may adversely affect the Company’s financial condition and results of operations.

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

Substantially all of the Company’s revenues are generated under contracts which expire periodically or which must be frequently renegotiated, extended or replaced.  Whether these contracts are renegotiated, extended or replaced is often subject to factors beyond the Company’s control. Such factors include sudden fluctuations in oil and gas prices, counterparty ability to pay for or accept the contracted volumes and, most importantly, an extremely competitive marketplace for the services offered by the Company.  There is no assurance that the costs and pricing of the Company’s services can remain competitive in the marketplace or that the Company will be successful in renegotiating its contracts.

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

Estimating oil and natural gas reserves is a complex process that involves significant interpretations and assumptions.  It requires interpretation of technical data and assumptions relating to economic factors such as future commodity prices, production costs, severance and excise taxes, capital expenditures and remedial costs, and the assumed effect of governmental regulation.  As a result, actual results may differ from the Company’s estimates. Also, the use of a 10 percent discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company’s business is subject. Any significant variations from the Company’s valuations could cause the estimated quantities and net present value of the Company’s reserves to differ materially.

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

Future success depends in part on the Company’s ability to find, develop and acquire additional oil and natural gas reserves.  Without successful acquisition or exploration activities, reserves and revenues will decline as a result of current reserves being depleted by production.  The successful acquisition, development or exploration of oil and natural gas properties requires an assessment of recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities, and other factors. These assessments are necessarily inexact. As a result, the Company may not recover the purchase price of a property from the sale of production from the property, or may not recognize an acceptable return from properties acquired. In addition, exploration and development operations may not result in any increases in reserves. Exploration or development may be delayed or canceled as a result of inadequate capital, compliance with governmental regulations or price controls or mechanical difficulties.  In the future, the cost to find or acquire additional reserves may become prohibitive.

Fluctuations in commodity prices could have an adverse effect on the Company.

Revenues depend on volumes and rates, both of which can be affected by the prices of oil and natural gas. Decreased prices could result in a reduction of the volumes of crude oil and natural gas produced by the Company and/or its marketing segment suppliers.  The success of the Company’s operations is, in part, subject to continued development of additional oil and natural gas reserves.  A decline in energy prices could precipitate a decrease in these development activities leading to a decrease in the volume of reserves available for production, processing and transmission.  Fluctuations in energy prices are caused by a number of factors, including:

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

Security issues related to drivers and terminal facilities

The Company transports liquid combustible materials such as gasoline and petrochemicals and such materials may be a target for terrorist attacks.  Therefore, the Company employs a variety of security measures to mitigate the risk of such events.

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

Item 4.  RESERVED

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE Amex Exchange.  The following table sets forth the high and low sales prices of the common stock as reported by the American Stock Exchange for each calendar quarter since January 1, 2008.

	American Stock Exchange
	High	Low
2008
First Quarter	$28.65	$22.00
Second Quarter	35.35	26.35
Third Quarter	34.95	22.32
Fourth Quarter	23.00	13.55

2009
First Quarter	$18.40	$12.66
Second Quarter	18.49	12.75
Third Quarter	21.95	14.83
Fourth Quarter	25.18	19.18

At March 10, 2010 there were approximately 253 shareholders of record of the Company's common stock and the closing stock price was $22.70 per share.  The Company has no securities authorized for issuance under equity compensation plans.  The Company made no repurchases of its stock during 2009 and 2008.

On December 15, 2009, the Company paid an annual cash dividend of $.50 per common share to common stockholders of record on December 1, 2009.  On December 16, 2008, the Company paid an annual cash dividend of $.50 per common share to common stockholders of record on December 2, 2008.  Such dividends totaled $2,108,798 and $2,108,798 for each of 2009 and 2008, respectively.

Performance Graph

The performance graph shown below was prepared under the applicable rules of the SEC based on data supplied by Standard & Poor’s Compustat.  The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time.  The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2004 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note:  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Total Return To Shareholders
(Includes reinvestment of dividends)

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec04	Dec05	Dec06	Dec07	Dec08	Dec09
Adams Resources & Energy, Inc.	100	131.64	175.94	153.01	104.58	138.92
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Integrated Oil & Gas Index	100	117.63	158.61	205.96	161.08	159.00

Item 6.  SELECTED FINANCIAL DATA

FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005
Revenues:	(In thousands, except per share data)
Marketing	$1,889,583	$4,074,677	$2,558,545	$2,167,502	$2,292,029
Transportation	44,895	67,747	63,894	62,151	57,458
Oil and gas	8,650	17,248	13,783	16,950	15,346
	$1,943,128	$4,159,672	$2,636,222	$2,246,603	$2,364,833
Operating Earnings:
Marketing	$17,487	$(2,704)	$20,152	$12,975	$22,481
Transportation	2,128	4,245	5,504	5,173	5,714
Oil and gas operations	(3,625)	(3,348)	(2,853)	5,355	6,765
Oil and gas property sale	-	-	12,078	-	-
General and administrative	(9,589)	(9,667)	(10,974)	(8,536)	(9,668)
	6,401	(11,474)	23,907	14,967	25,292
Other income (expense):
Interest income	125	1,103	1,741	965	188
Interest expense	(25)	(187)	(134)	(159)	(128)
Earnings (loss) from continuing operations
before income taxes	6,501	(10,558)	25,514	15,773	25,352

Income tax (provision) benefit	(2,352)	4,986	(8,458)	(5,290)	(8,583)

Earnings (loss) from continuing operations	4,149	(5,572)	17,056	10,483	16,769
Earnings (loss) from discontinued
operations, net of taxes	-	-	-	-	872
Net earnings (loss)	$4,149	$(5,572)	$17,056	$10,483	$17,641

Earnings (Loss) Per Share
From continuing operations	$.98	$(1.32)	$4.04	$2.49	$3.97
From discontinued operations	-	-	-	-	.21

Basic earnings (loss) per share	$.98	$(1.32)	$4.04	$2.49	$4.18

Dividends per common share	$.50	$.50	$.47	$.42	$.37

Financial Position

Working capital	$38,372	$41,559	$50,572	$35,208	$39,321
Total assets	249,401	210,926	357,075	289,287	312,662
Long-term debt, net of
current maturities	-	-	-	3,000	11,475
Shareholders’ equity	83,801	81,761	89,442	74,368	65,656
Dividends on common shares	2,109	2,109	1,982	1,771	1,560
________________________________

Notes:
-	In 2007, certain oil and natural gas producing properties were sold for $14.9 million producing a net gain of $12.1 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Marketing revenues, operating earnings and depreciation are as follows (in thousands):

	2009	2008	2007
Revenues
Crude oil	$1,770,600	$3,849,531	$2,373,838
Natural gas	14,232	11,586	13,764
Refined products	104,751	213,560	170,943
Total	$1,889,583	$4,074,677	$2,558,545

Operating Earnings (loss)
Crude oil	$15,404	$(4,545)	$15,321
Natural gas	2,749	2,247	4,999
Refined products	(666)	(406)	(168)
Total	$17,487	$(2,704)	$20,152

Depreciation
Crude oil	$1,997	$2,039	$657
Natural gas	166	163	162
Refined products	533	565	457
Total	$2,696	$2,767	$1,276

Supplemental volume and price information is:

	2009	2008	2007

Field Level Purchases per day (1)
Crude Oil – barrels	66,100	67,800	61,500
Natural Gas – mmbtu’s	363,000	437,000	423,000

Average Purchase Price
Crude Oil – per barrel	$ 58.32	$ 99.72	$ 70.70
Natural Gas – per mmbtu	$ 3.75	$ 8.63	$ 6.79

(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Comparison 2009 to 2008

Crude oil revenues declined for 2009 by 54 percent because of significantly lower average crude oil prices as shown in the table above.  While comparative overall crude oil prices were reduced in 2009, the direction of change in price was generally increasing during the period.  The average acquisition cost of crude oil moved from the $41 per barrel level at the beginning of the year to $75 per barrel for the December 2009 average price.  This event produced an inventory liquidation gain of $5,780,000 for the year.  The opposite event occurred in 2008 as crude oil prices declined from the $90 per barrel range in January 2008 to the $41 per barrel range in December 2008 causing an $11.8 million inventory liquidation loss.  The Company’s inventory holdings result from shipments in transit and as of December 31, 2009 the Company held 189,079 barrels of crude oil at an average price of $74.32 per barrel.  Excluding inventory related gains and losses, comparative operating earnings would have been $9,624,000 for 2009 and $7,338,000 for 2008.  The 2009 improvement resulted from reduced prices for diesel fuel consumed in the trucking function of this business.  Diesel fuel expense was $4.6 million in 2009 versus $7.3 million in 2008.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margins. As shown above, such margins were fairly consistent between the periods.  Natural gas lease purchase volumes were reduced in the current year as generally low natural gas prices caused production curtailments and delayed drilling plans by the Company’s supplier group.  Despite reduced volumes and based on historical trends, the year 2009 should have produced significantly improved operating earnings relative to 2008 because of the volatile weather patterns that occurred as compared to the mild conditions existing in 2008.  Traditionally, the Company captures improved unit margins during periods of rapidly changing weather.  However, the continued development of the nations natural gas infrastructure both in terms of more diverse areas of production and expanded pipeline and storage capacity have served to reduce unit margin even during periods of severe weather. This development may limit future opportunities to profit from natural gas marketing operations.  To counteract this dynamic, the Company has begun recruiting additional producer suppliers in the expanding production areas.

Contraction in the United States economy has adversely affected refined product segment revenues and operating earnings.  Both 2009 and 2008 suffered from the downturn in the domestic economy which began during the third quarter of 2008.  Operating earnings were additionally impacted in 2009 and 2008 when the bad debt provision was increased by approximately $560,000 and $700,000, respectively, due to customer financial stability concerns.  The Company has focused on cost controls and instituted personnel cut-backs in the fourth quarter of 2009 in an effort to restore profitability to this segment.

Comparison 2008 to 2007

Crude oil revenues increased by 62 percent in 2008 relative to 2007 due to significantly increased commodity prices during major portions of the year.  The Company’s monthly average crude oil acquisition price rose from the $91 per barrel level at year-end 2007 to the $133 per barrel level in June 2008 with a subsequent steep decline beginning in August 2008 to the $41 per barrel range by year-end.  Net inventory driven losses for 2008 were $11.8 million.  In contrast, rising prices produced $4.3 million of inventory liquidation gains in 2007. Excluding the impact of inventory values as described above, crude oil operating earnings for 2008 and 2007 would have been $7,338,000 and $11,021,000, respectively.  Absent the inventory items, crude oil earnings from operations were reduced in 2008 as a result of escalated prices for the diesel fuel.  Diesel fuel expense was $7.3 million in 2008 compared to $4.3 million for 2007.

Natural gas operating earnings were reduced in 2008 relative to 2007 as the marketplace in 2008 provided few opportunities to enhance margins by meeting short-term day-to-day demand needs.  In part, such conditions existed because 2008’s mild weather patterns did not stimulate localized demand spikes.

Refined products revenues increased during 2008 consistent with increased commodity prices partially offset by reduced volumes as the Company reduced its sales activity to less creditworthy accounts.  Refined product driven operating earnings were reduced during 2008 because of an increased allowance for doubtful accounts receivable through a bad debt charge of $700,000.  The Company has a number of construction industry customers that experienced significantly increased fuel costs coupled with a downturn in the housing development market.   With an elevated likelihood of this class of customer experiencing financial insolvency, the Company’s bad debt provision was increased accordingly.

Historically, prices received for crude oil, natural gas and refined products have been volatile and unpredictable with price volatility expected to continue.  See also discussion under Item 3 – Commodity Price Risk.

-      Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2009		2008		2007
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$44,895	(34)%	$67,747	6%	$63,894	3%

Operating earnings	$2,128	(50)%	$4,245	(23)%	$5,504	6%

Depreciation	$3,970	3%	$3,843	(10)%	$4,275	(6)%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

Comparison 2009 to 2008

Revenues and operating results turned downward for the transportation segment in 2009 due to reduced customer demand beginning in the third quarter of 2008.  The Company’s customers are predominately the domestic United States petrochemical industry, and demand for such products is driven primarily by activity within the housing and automotive sectors.  The current national economic recession has severely and adversely impacted this segment of the Company’s business.  Customer demand is down approximately 30% and through year-end 2009 showed only limited signs of recovery.  Typically, as revenues decline, operating earnings decline at a faster rate, as measured by percentage, due to the fixed cost components of operating costs.  In March 2009, the Company instituted cost cutting measures including a reduction in personnel levels in order to better align costs with the Company’s level of revenues.  As a result, the rate of decline in operating earnings slowed relative to the rate of decline in revenues beginning in the second quarter of 2009.  In addition during the third quarter of 2009 the Company earned an approximate $467,000 credit against its automobile and workers compensation insurance premiums.  Such premium credits served to reduce operating expenses and were a direct result of reduced activity within the transportation segment.

Based on the current level of infrastructure, the Company’s transportation segment is designed to maximize efficiency when revenues excluding fuel adjustments are in the $60 million per year range.  The Company’s transportation business tends to contract when United States and world economies weaken and also fluctuates with the exchange value for the U.S. dollar.  A strong dollar exchange rate generally suppresses demand and reduces earnings.  Other important factors include levels of competition within the tank truck industry as well as competition from the railroads.  Some demand improvement, most likely the result of shifting traffic patterns from rail to truck, occurred in January 2010 and has continued to date.

Comparison 2008 to 2007

Transportation revenues include various component parts, the most significant being standard line haul charges, fuel adjustment charges and demurrage.  Line haul revenues declined slightly during 2008 to $48.3 million versus $49.2 million in 2007 as the average annual demand for the Company’s services generally remained consistent.  Fuel adjustment billings increased to $12.6 million in 2008 compared to $7.6 million in 2007 for comparative additional 2008 revenue of $5 million.  However, actual fuel expense incurred increased by $5.6 million during 2008 to $17.1 million.  The partial inability to fully pass along fuel increases coupled with increased salary and wage cost during 2008 reduced operating earnings for the year.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices.  Comparative amounts for revenues, operating earnings and depreciation and depletion were as follows (in thousands):

	2009		2008		2007
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$8,650	(50)%	$17,248	25%	$13,783	(19)%

Operating earnings (loss)	(3,625)	8%	(3,348)	17%	(2,853)	(153)%

Depreciation and depletion	3,654	(46)%	6,763	16%	5,833	62%

Producing property impairments	1,350	(56)%	3,078	153%	1,216	43%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

Comparative volumes and prices were as follows:

	2009	2008	2007

Production Volumes
- Crude Oil	49,500 bbls	50,500 bbls	69,250 bbls
- Natural Gas	1,304,000 mcf	1,243,000 mcf	1,182,000 mcf

Average Price
- Crude Oil	$ 58.10/bbl	$ 99.25/bbl	$ 70.21/bbl
- Natural Gas	$ 4.43/mcf	$ 9.84/mcf	$ 7.54/mcf

The revenue and earnings decline for the oil and gas segment in 2009 is attributable to decreased crude oil and natural gas prices as shown in the tables above.  Depreciation and depletion expense is reduced in the current period because a significant decline in hydrocarbon prices at year-end December 31, 2008 caused producing property impairment provisions to be recorded.  Such charges reduced the level of capitalized costs for amortizing in the current period.  Improved oil and gas segment revenues for 2008 in comparison to 2007 resulted from increased overall average commodity prices for both crude oil and natural gas as shown above.  Crude oil volumes are reduced in 2009 and 2008 as a result of normal production declines while natural gas volumes increased for each year with favorable drilling results.

Operating earnings were burdened in 2009, 2008 and 2007 with exploration expenses incurred as follows (in thousands):

	2009	2008	2007
Dry hole expense	$661	$2,421	$3,187
Prospect abandonment	2,423	2,834	845
Seismic and geological	734	775	1,475

Total	$3,818	$6,030	$5,507

During 2009, the Company participated in the drilling of 35 wells with 26 successful and 9 dry holes. Additionally, the Company had seven wells in process on December 31, 2009 with ultimate evaluation anticipated during 2010.    Converting natural gas volumes to equate with crude oil volumes at a ratio of six to one, oil and gas production and proved reserve volumes are summarized as follows on an equivalent barrel (Eq. Bbls) basis:

	2009	2008	2007
	(Eq. Bbls.)	(Eq. Bbls.)	(Eq. Bbls.)

Beginning of year	1,304,000	1,475,000	1,779,000
Estimated reserve additions	439,000	395,000	246,000
Production	(267,000)	(258,000)	(266,000)
Reserves sold	-	-	(245,000)
Revisions of previous estimates	(26,000)	(308,000)	(39,000)

End of year	1,450,000	1,304,000	1,475,000

During 2009 and in total for the three year period ended December 31, 2009, estimated reserve additions represented 164 percent and 136 percent, respectively, of production volumes.

The Company’s current drilling and exploration efforts are primarily focused as follows:

East Texas Project

Beginning in 2005, the Company began acquiring acreage interests in Nacogdoches and Shelby counties of East Texas.  Subsequent drilling activity produced 26 productive wells through the end of 2009.  Four of the successful wells targeted the Haynesville Shale Play of Nacogdoches County with the Hill #1, the Pop Pop Gas Unit #1 and the Hassell Gas Unit #1 each beginning initial production rates from 12,000 to in excess of 15,000 mcf per day of natural gas with flowing tubing pressures in excess of 7200 psi.  The Company has a five percent working interest in these three wells and holds a five percent working interest in approximately 43,000 acres, which includes the area of the Haynesville wells.  A two percent working interest is held in approximately 24,000 additional adjacent acres.  Drilling activity will continue on this project with six rigs scheduled during 2010.

Eaglewood Project

The Eaglewood project encompasses a ten county area from South Texas along the Gulf Coast and northward into East Texas.  In this area, the Company purchased existing 3-D seismic data and reprocessed it using proprietary techniques.  During 2008, five wells were successfully drilled.  In 2009, activity was curtailed due to reduced prices for natural gas.  Active efforts resumed in 2010 with one successful well drilled in the first quarter and three wells approved for drilling.  The Company anticipates additional economically viable prospects will be identified for future drilling.  The Company has a five percent working interest in this project.

Southwestern Arkansas

The Company participated in three 3-D seismic surveys in Southwestern Arkansas covering approximately 160 square miles.  After initially drilling two unsuccessful test wells on this project in 2008, additional study was completed and a successful well was drilled in 2010 and is presently completing.  Indications continue to suggest that multiple drillable shallow oil prospects will be identified.  The Company’s working interest in this project varies from 4.5 percent to 11.6 percent.

South Central Kansas

The Company is participating with a 10 percent working interest in a large 3-D seismic survey in South Central Kansas.  A number of prospects have been identified with the first well scheduled to spud in the first quarter of 2010.

-	Oil and gas property sale

In May 2007, the Company sold its interest in certain Louisiana producing oil and gas properties.  Sale proceeds totaled $14.9 million resulting in a pre-tax gain on sale of approximately $12.1 million.

-	General and administrative, interest income and income tax

General and administrative expenses were elevated during 2007 due primarily to federally mandated Sarbanes-Oxley compliance costs.  Interest income declined in 2009 and 2008 as interest rates on overnight deposits declined to near zero following the significant turmoil that occurred in the financial markets during the fall of 2008.  The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Outlook

Recent successful results in the Haynesville Shale formation of East Texas should boost 2010 natural gas volumes and revenues.  Further for 2010, emphasis will be on development drilling which should reduce the level of exploration expense charged to earnings.  The marketing and transportation segments are also forecasting stable profitability during 2010.  Absent declines in crude oil and natural gas prices, upcoming 2010 results should show improvement over the current level of earnings.

The Company has the following major objectives for 2010:

-	Maintain marketing operating earnings at the $10 million level exclusive of inventory valuation gains or losses.

-	Establish transportation operating earnings at the $3 million level.

-	Establish oil and gas operating earnings at the $5 million level and replace 2010 production with current reserve additions.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided from operating activities, which was $22,285,000, $13,639,000 and $9,201,000 for each of 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $16,806,000 as of December 31, 2009, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $38,372,000 as of December 31, 2009.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $7,670,000 as of December 31, 2009 and such amounts will be recouped and advanced from month-to-month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $1,884,000 as of December 31, 2009.  Management believes current cash balances, together with expected cash generated from future operations, will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the past three years.  The Company does not look to proceeds from property sales to fund its cash flow needs.  However, during May 2007, the Company received net proceeds of $14,954,000 related to the sale of oil and gas properties and such sale was made due to attractive pricing.  Currently, the Company does not plan to make significant dispositions of its oil and gas properties in the future, but certain oil and gas interests may be disposed of should favorable opportunities arise.  Except for a total of $1.9 million in operating lease commitments for transportation equipment and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital expenditures during 2009 included $9,648,000 for marketing and transportation equipment additions (primarily trucks and trailers) and $12,742,000 in property additions associated with oil and gas exploration and production activities.  For 2010, the Company anticipates expending approximately $15 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $7 million will be expended towards replacement of older truck-tractors within the Company’s marketing and transportation businesses with funding from available cash flow.

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

Banking Relationships

In August 2009, the Company entered into a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million letter of credit facility.  Pursuant to the Wells Fargo agreement, the Company discontinued its previous working capital lines of credit with Bank of America.  The Wells Fargo facility provides for the issuance of up to $40 million of letters of credit to support the Company’s crude oil and natural gas marketing businesses based on the eligible accounts receivable within those operations.  Letters of credit outstanding totaled $24.5 million as of December 31, 2009.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included maintaining a combined 1.1 to 1.0 current ratio and maintaining positive net earnings as defined among other restrictions.  Management believes the Company is currently in compliance with all such covenants.

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements primarily with independent truck owner-operators in order to provide truck-tractor equipment for the Company’s fleet.  Any commitments with independent truck owner-operators are on a month-to-month basis.  All operating lease commitments qualify for off-balance sheet treatment.  Rental expense for the years ended December 31, 2009, 2008, and 2007 was $6,898,000, $13,423,000 and $11,885,000, respectively.  As of December 31, 2009, commitments under long-term non-cancelable operating leases for the next five years are payable as follows:  2010 - $1,165,000; 2011 - $820,000; 2012 - $168,000; 2013 - $47,000 and none thereafter.

Contractual Cash Obligations

The Company has entered into certain operating leasing arrangements for tractors, trailers and office space.  The Company has no capital lease obligations.  A summary of the payment periods for contractual cash obligations is as follows (in thousands):

	2010	2011	2012	2013	Thereafter	Total

Lease payments	$1,165	$820	$168	$47	$-	$2,200

In addition to its lease financing obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities.  Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations.  Approximate commodity purchase obligations as of December 31, 2009 are as follows (in thousands):

	January	Remaining
	2010	2010	2011	2012	Thereafter	Total
Crude Oil	$100,859	$8,035	$-	$-	$-	$108,894
Natural Gas	24,160	23,292	-	-	-	47,452
	$125,019	$31,327	$-	$-	$-	$156,346

Insurance

From time to time, the marketplace for all forms of insurance enters into periods of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable.  The Company’s primary insurance needs are in the areas of worker’s compensation, automobile and umbrella coverage for its trucking fleet and medical insurance for employees.  During each of 2009, 2008 and 2007, insurance cost stabilized and totaled $10.5 million, $10.6 million and $10.3 million, respectively.  Overall insurance cost may experience renewed rate increases during 2010.  Since the Company is generally unable to pass on such cost increases, any increase will need to be absorbed by existing operations.

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

Critical Accounting Policies and Use of Estimates

Fair Value Accounting

The Company enters into certain forward commodity contracts that are required to be recorded at fair value and such contracts are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during 2009, 2008 and 2007.

The Company utilizes a market approach to valuing its commodity contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts.  Such contracts typically have durations that are less than 18 months.  As of December 31, 2009, all of the Company’s market value measurements were based on either quoted prices in active markets (Level 1 inputs) or from inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Note 1 to the Consolidated Financial Statements.

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

Oil and Gas Reserve Estimate

The value of capitalized cost of oil and natural gas exploration and production related assets are dependent on underlying oil and natural gas reserve estimates.  Reserve estimates are based on many subjective factors.  The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, the pricing assumptions utilized as well as the skill and judgment of petroleum engineers in interpreting such data.  The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information becomes available. Calculations of estimated future oil and natural gas revenues are also based on estimates of the timing of oil and natural gas production, and there are no assurances that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing.  The Company’s estimates assume prices will remain constant from the date of the engineer’s estimates, except for changes reflected under natural gas sales contracts.  There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation, political conditions, economic conditions, weather conditions, market uncertainty and other factors impact the market price for oil and natural gas.

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

Contingencies

From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as are typical for the industry.  In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others.  Should an incident occur, management evaluates the claim based on its nature, the facts and circumstances and the applicability of insurance coverage.  To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure as provided in the appropriate accounting literature guidelines.

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

In December 2008, the Securities and Exchange Commission released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit, (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices and (d) disclose the development of any proved undeveloped reserves (PUD’s) including the total quantity of PUD’s at year-end, material changes to PUD’s during the year, investments and progress toward the development of PUD’s and an explanation of the reasons why material concentrations of PUD’s have remained undeveloped for five years or more after disclosure as PUD’s.  The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively.  The disclosures required by this final ruling became effective for the Company’s current Annual Report on Form 10-K for the year ended December 31, 2009.

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU No. 2010-03).  This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries – Oil and Gas topic of the ASC (ASC Topic 932) with the changes required by the SEC final rule, “Modernization of Oil and Gas Reporting,” as discussed above.  ASU No. 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and gas producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves.  ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate.  The Company adopted ASU No. 2010-03 effective December 31, 2009.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk includes potential adverse changes in interest rates and commodity prices.

Interest Rate Risk

The Company had no long-term debt outstanding at December 31, 2009 and 2008.  A hypothetical ten percent adverse change in the floating rate would not have a material effect on the Company’s results of operations for the fiscal year ended December 31, 2009.

Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas.  Realized pricing is primarily driven by the prevailing spot prices applicable to oil and gas.  Commodity price risk in the Company’s marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment.  From time to time, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. The Company may also enter into price support contracts with certain customers to secure a floor price on the purchase of certain supply. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments.  Substantially all forward contracts fall within a six-month to eighteen-month term with no contracts extending longer than two years in duration.

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

Historically, prices received for oil and natural gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2008 through December 31, 2009 natural gas price realizations ranged from a monthly low of $2.96 per mmbtu to a monthly high of $11.85 per mmbtu.  Crude oil prices ranged from a monthly average low of $35.99 per barrel to a high of $135.00 per barrel during the same period. A hypothetical ten percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $2,270,000 and $2,896,000 for the comparative years ended December 31, 2009 and 2008, respectively.

ITEM 8.  FINANCIAL STATEMENTS

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	29

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2009 and 2008	30

Consolidated Statements of Operations for the Years Ended
December 31, 2009, 2008 and 2007	31

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2009, 2008 and 2007	32

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007	32

Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for oil and natural gas reserves and disclosures on December 31, 2009.

/s/DELOITTE & TOUCHE LLP

Houston, Texas
March 23, 2010

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$16,806	$18,208
Accounts receivable, net of allowance for doubtful accounts of
$1,681 and $1,251, respectively	155,941	119,401
Inventories	15,260	14,207
Fair value contracts	1,581	8,697
Income tax receivable	2,171	3,629
Prepayments	10,804	5,224

Total current assets	202,563	169,366

PROPERTY AND EQUIPMENT:
Marketing	19,787	19,510
Transportation	38,859	32,661
Oil and gas (successful efforts method)	73,843	66,593
Other	171	99
	132,660	118,863

Less – Accumulated depreciation, depletion and amortization	(90,355)	(83,277)
	42,305	35,586
OTHER ASSETS:
Deferred income tax asset	1,290	2,035
Cash deposits and other	3,243	3,939
	$249,401	$210,926
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$158,176	$115,183
Accounts payable – related party	75	89
Fair value contracts	1,331	8,196
Accrued and other liabilities	3,872	3,930
Current deferred income taxes	737	409
Total current liabilities	164,191	127,807

LONG-TERM DEBT	-	-

OTHER LIABILITIES:
Asset retirement obligations	1,315	1,260
Other liabilities	94	98

COMMITMENTS AND CONTINGENCIES (NOTE 6)	165,600	129,165

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	71,686	69,646
Total shareholders’ equity	83,801	81,761
	$249,401	$210,926

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
REVENUES:
Marketing	$1,889,583	$4,074,677	$2,558,545
Transportation	44,895	67,747	63,894
Oil and gas	8,650	17,248	13,783
	1,943,128	4,159,672	2,636,222
COSTS AND EXPENSES:
Marketing	1,869,400	4,074,614	2,537,117
Transportation	38,797	59,659	54,115
Oil and gas operations	8,621	13,833	10,803
Oil and gas property sale	-	-	(12,078)
General and administrative	9,589	9,667	10,974
Depreciation, depletion and amortization	10,320	13,373	11,384
	1,936,727	4,171,146	2,612,315

Operating Earnings (Loss)	6,401	(11,474)	23,907

Other Income (Expense):
Interest income	125	1,103	1,741
Interest expense	(25)	(187)	(134)

Earnings (loss) before income taxes	6,501	(10,558)	25,514

Income Tax (Provision) Benefit:
Current	(1,280)	(1,689)	(8,093)
Deferred	(1,072)	6,675	(365)
	(2,352)	4,986	(8,458)

Net Earnings (Loss)	$4,149	$(5,572)	$17,056

EARNINGS (LOSS) PER SHARE:
Basic and diluted net earnings (loss) per share	$.98	$(1.32)	$4.04

DIVIDENDS PER COMMON SHARE	$.50	$.50	$.47

 The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2007	$422	$11,693	$62,253	$74,368
Net earnings	-	-	17,056	17,056
Dividends paid on common stock	-	-	(1,982)	(1,982)
BALANCE, December 31, 2007	$422	$11,693	$77,327	$89,442
Net earnings (loss)	-	-	(5,572)	(5,572)
Dividends paid on common stock	-	-	(2,109)	(2,109)
BALANCE, December 31, 2008	$422	$11,693	$69,646	$81,761
Net earnings	-	-	4,149	4,149
Dividends paid on common stock	-	-	(2,109)	(2,109)
BALANCE, December 31, 2009	$422	$11,693	$71,686	$83,801

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

CASH PROVIDED BY OPERATIONS:
Net earnings (loss)	$4,149	$(5,572)	$17,056
Adjustments to reconcile net earnings (loss) to net cash
from operating activities-
Depreciation, depletion and amortization	10,320	13,373	11,384
Property sale (gains) losses	(177)	354	(12,025)
Dry hole costs incurred	661	2,421	3,187
Impairment of oil and gas properties	3,773	5,911	2,062
Provision for doubtful accounts	430	1,059	(33)
Deferred income taxes	1,072	(6,675)	365
Net change in fair value contracts	251	1,238	(275)
Other, net	485	(433)	(93)
Decrease (increase) in accounts receivable	(36,515)	141,250	(67,580)
Decrease (increase) in inventories	(1,053)	569	(6,826)
Decrease (increase) in income tax receivable	1,458	(1,075)	(1,158)
Decrease (increase) in prepayments	(5,580)	(1,456)	771
Increase (decrease) in accounts payable	43,069	(137,548)	66,556
Increase (decrease) in accrued liabilities	(58)	223	(4,190)
Net cash provided by operating activities	22,285	13,639	9,201

INVESTING ACTIVITIES:
Property and equipment additions	(22,390)	(17,688)	(15,841)
Insurance and state collateral (deposits) refunds	(192)	502	(303)
Proceeds from property sales	1,004	167	14,954
Redemption of short-term investments	-	10,000	25,000
Investment in short-term investments	-	(10,000)	(25,000)
Net cash (used in) investing activities	(21,578)	(17,019)	(1,190)

FINANCING ACTIVITIES:
Net repayments under credit agreements	-	-	(3,000)
Dividend payments	(2,109)	(2,109)	(1,982)
Net cash (used in) financing activities	(2,109)	(2,109)	(4,982)

Increase (decrease) in cash and cash equivalents	(1,402)	(5,489)	3,029

Cash and cash equivalents at beginning of year	18,208	23,697	20,668

Cash and cash equivalents at end of year	$16,806	$18,208	$23,697

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions.  The impact on the accompanying financial statements of events occurring after December 31, 2009 has been evaluated through the date of issuance of these financial statements.

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.

Cash, Cash Equivalents and Auction Rate Investments

Cash and cash equivalents include any Treasury bill, commercial paper, money market fund or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in municipal bonds may also be made from time to time.  The Company invests in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no municipal investments as of December 31, 2009 and 2008.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of Federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to the financially viability of such institutions.

Allowance for Doubtful Accounts

Accounts receivable result from sales of crude oil, natural gas and refined products as well as from trucking services.  Marketing business wholesale level sales of crude oil and natural gas comprise in excess of 90 percent of accounts receivable and under industry practices, such items are “settled” and paid in cash within 25 days of the month following the transaction date.  For such receivables, an allowance for doubtful accounts is determined based on specific account identification.  The balance of accounts receivable results primarily from sales of refined petroleum products and trucking services.  For this component of receivables, the allowance for doubtful accounts is determined based on a review of specific accounts combined with a review of the general status of the aging of all accounts.

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale. Components of inventory are as follows (in thousands):

	December 31,
	2009	2008

Crude oil	$14,053	$11,710
Petroleum products	1,207	2,497

	$15,260	$14,207

Prepayments

The components of prepayments and other are as follows (in thousands):

	December 31,
	2009	2008

Cash collateral deposits for commodity purchases	$7,670	$2,082
Insurance premiums	2,478	1,985
Natural gas pipeline imbalances	89	369
Rents, license and other	567	788

	$10,804	$5,224

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of December 31, 2009, the Company had no unevaluated or suspended exploratory drilling costs.

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method.  The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves.  For lease and well equipment, development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves.  All other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to twenty years.

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model that uses market based inputs.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the years ended December 31, 2009, 2008 and 2007 there were $1,350,000, $3,078,000 and $1,216,000 impairment provisions on producing oil and gas properties, respectively.

Fair value measurements for producing oil and gas properties that were subject to fair value impairment for the year ended December 31, 2009 summarized as follows (in thousands):

Producing Properties
Subject to Fair
Value Impairment

Net book value at January 1, 2009	$1,744

Property additions	960
Depletion taken	(751)
Impairment valuation loss	(1,350)

Net book at December 31, 2009	$603

All fair value measurements for producing oil and gas properties are based on Level 3 – Significant Unobservable Inputs – (see Fair Value Measurements below).

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity.  Accordingly, impairment provisions on non-producing properties totaling $2,423,000, $2,834,000 and $846,000 were recorded for the years ended December 31, 2009, 2008 and 2007, respectively.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

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

	December 31,	December 31,
	2009	2008
Insurance collateral deposits	$2,648	$2,794
State collateral deposits	271	279
Accounts and notes receivable	-	503
Materials and supplies	324	363
	$3,243	$3,939

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

Substantially all crude oil and refined products purchase and sale contracts qualify and are designated as non-trading activities and the Company elects the normal purchases and sales exception methodology for such activity.  For normal purchase and sale activities, the Company’s customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer.  Such sales are recorded gross in the financial statements because the Company takes title to and has risk of loss for the products, is the primary obligor for the purchase, establishes the sale price independently with a third party and maintains credit risk associated with the sale of the product.

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

Banking Relationships

In August 2009, the Company entered into a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million letter of credit facility.  Pursuant to the Wells Fargo agreement, the Company discontinued its previous working capital lines of credit with Bank of America.  The Wells Fargo facility provides for the issuance of up to $40 million of letters of credit to support the Company’s crude oil and natural gas marketing businesses based on the eligible accounts receivable within those operations.  Letters of credit outstanding totaled $24.5 million as of December 31, 2009.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions include maintaining a combined 1.1 to 1.0 current ratio and maintaining positive net earnings as defined among other restrictions.  Management believes the Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $26,000, $187,000 and $115,000 during the years ended December 31, 2009, 2008 and 2007, respectively.  Income taxes paid during these same periods totaled $1,152,000, $3,768,000, and $9,134,000, respectively.  The Company also received a $2,000,000 income tax refund during 2009.  Non-cash investing activities for property and equipment in accounts payable were $440,000, $561,000 and $135,000 as of December 31, 2009, 2008 and 2007, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2009, 2008 and 2007.  There were no potentially dilutive securities during those periods.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include the oil and gas reserve volumes that form the foundation for (1) calculating depreciation, depletion and amortization and (2) deriving cash flow estimates to assess impairment triggers or estimated values associated with oil and gas property, revenue accruals, the provision for bad debts, insurance related accruals, income taxes, contingencies and valuation of fair value contracts.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2009 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$2,035	$-	$-	$-

Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	1,785	-

Less Counterparty Offsets	(454)	-	(454)	-

As Reported Fair Value Contracts	$1,581	$-	$1,331	$-

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of December 31, 2009, the Company is not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month fair value commodity contracts (derivatives) are reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009 as follows (in thousands):

Location	(Loss)

Revenues - marketing	$(251)

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of December 31, 2009, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$224	$1,357	$-	$1,581
- Current liabilities	-	(1,331)	-	(1,331)
Net Value	$224	$26	$-	$250

As of December 31, 2008, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$1,029	$7,668	$-	$8,697
- Current liabilities	-	(8,196)	-	(8,196)
Net Value	$1,029	$(528)	$-	$501

The Company’s gross transaction volumes for physically settled energy trading contracts were approximately 132,488,000 mmbtu’s, 159,505,000 mmbtu’s, and 154,395,000 mmbtu’s in 2009, 2008 and 2007, respectively.

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of December 31, 2009, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2009 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total

Net Fair Value January 1,	$1,029	$(528)	$501
- Net realized (gains) losses	(1,029)	528	(501)
- Net unrealized gains (losses)
at inception of contract	224	26	250

Net Fair Value December 31,	$224	$26	$250

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

	2009	2008

Balance on January 1,	$1,260	$1,153
-Liabilities incurred	44	57
-Accretion of discount	74	70
-Liabilities settled	(60)	(20)
-Revisions to estimates	(3)	-
Balance on December 31,	$1,315	$1,260

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations.  Such cash deposits are included in other assets in the accompanying balance sheet.

Recent Accounting Pronouncements

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

In December 2008, the Securities and Exchange Commission released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit, (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices and (d) disclose the development of any proved undeveloped reserves (PUD’s) including the total quantity of PUD’s at year-end, material changes to PUD’s during the year, investments and progress toward the development of PUD’s and an explanation of the reasons why material concentrations of PUD’s have remained undeveloped for five years or more after disclosure as PUD’s.  The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively.  The disclosures required by this ruling became effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU No. 2010-03).  This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries – Oil and Gas topic of the ASC (ASC Topic 932) with the changes required by the SEC final rule, “Modernization of Oil and Gas Reporting,” as discussed above.  ASU No. 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and gas producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves.  ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate.  The Company adopted ASU No. 2010-03 effective December 31, 2009.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(2)  Income Taxes

The following table shows the components of the Company's income tax (provision) benefit (in thousands):

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$(649)	$(1,349)	$(6,637)
State	(631)	(340)	(1,456)
	(1,280)	(1,689)	(8,093)
Deferred:
Federal	(1,286)	6,199	(497)
State	214	476	132
	$(2,352)	$4,986	$(8,458)

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax (provision) as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Statutory federal income tax (provision) benefit	$(2,275)	$3,696	$(8,930)
State income tax (provision) benefit	(270)	88	(860)
Federal statutory depletion	186	797	750
Domestic production deduction	-	62	141
Foreign investment write-off	-	-	148
Change in state tax rates	-	20	322
Reduction of prior uncertain tax position	-	320	-
Other	7	3	(29)
	$(2,352)	$4,986	$(8,458)

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying tax basis in such items.  The components of the federal deferred tax asset (liability) are as follows (in thousands):

	Years Ended December 31,
	2009	2008
Current deferred tax asset (liability)
Bad debts	$421	$438
Prepaid insurance	(1,070)	(672)
Mark-to-market contracts	(88)	(175)

Net current deferred tax (liability)	(737)	(409)

Long-term deferred tax asset (liability)
Property	884	1,985
Uniform capitalization	322	263
Insurance returns	(166)	(323)
Other	250	110
Net long-term deferred tax asset	1,290	2,035

Net deferred tax asset	$553	$1,626

Financial statement recognition and measurement of positions taken, or expected to be taken, by an entity in its income tax returns must consider the uncertainty and judgment involved in the determination and filing of income taxes.  Tax positions taken in an income tax return that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the tax position will be examined by taxing authorities with full knowledge of all relevant information.  As of December 31, 2009 and 2008, the Company had accrued approximately $130,000 and $114,000 including approximately $58,000 and $51,000 of potential interest and penalty, respectively, applicable to certain open and unfiled state tax returns.  A reconciliation of the unrecognized tax benefits is as follows (in thousands):
	2009	2008
Balance as of January 1,	$63	$234
Additions for tax positions of prior years	9	-
Reductions of prior positions	-	(171)
Balance as of December 31,	$72	$63

The Company is currently working to file all remaining open returns and expects to complete this process by year-end 2010.  As the actual tax payments are made, the accrual will be reduced.  The Company has no other unrecognized tax benefits.  Interest and penalties associated with income tax liabilities are classified as income tax expense.

The earliest tax years remaining open from Federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2007
Texas	2005
Louisiana	2006
Michigan	2006
Mississippi	2006
Alabama	2006
New Mexico	2006

(3)  Concentration of Credit Risk

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

The Company's largest customers consist of large multinational integrated oil companies and utilities.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 90 percent of the Company's total receivables as of December 31, 2009, and industry practice requires payment for such sales to occur within 25 days of the month following a transaction.  The Company's credit policy and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.  The Company had accounts receivable from three customers that comprised 17.8 percent, 12.6 percent and 10.8 percent, respectively, of total accounts receivable at December 31, 2009.  Three customers comprised 39.4 percent, 17.7 percent and 15.7 percent, respectively, of total revenues during 2009.  The Company had accounts receivable from one customer that comprised 18.7 percent of total receivables at December 31, 2008.  Such customer also comprised 16.3 percent and a second customer comprised 40.3 percent, respectively, of total revenues during 2008.  The Company had accounts receivable from two customers that comprised 23 percent and 17 percent of total receivables at December 31, 2007 and such customers also comprised 42 percent and 14 percent of total revenues in 2007, respectively.

As reflected in the table below, during 2009 and 2008 the Company increased its provision for bad debts as a result of a deteriorating economic outlook for the U. S. economy particularly as it impacted the collectability of the Company’s diesel fuel sales to the construction industry.  An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $1,681,000 and $1,251,000 at December 31, 2009 and 2008, respectively.

An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2009	2008	2007

Balance, beginning of year	$1,251	$192	$225
Provisions for bad debts	704	1,099	121
Less: Write-offs and recoveries	(274)	(40)	(154)

Balance, end of year	$1,681	$1,251	$192

(4)  Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees.  The Company’s contributory expenses for the plan were $578,000, $607,000 and $582,000 in 2009, 2008 and 2007, respectively. No other pension or retirement plans are maintained by the Company.

(5)  Transactions with Related Parties

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  During 2009 and 2008, the Company’s investment commitments totaled approximately $22 million and $18 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of December 31, 2009 and 2008, the Company owed a combined net total of $75,000 and $89,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $150,000, $134,000 and $125,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the years ended December 31, 2009, 2008 and 2007, the affiliated entities charged the Company $62,000, $51,000 and $80,000, respectively, of expense reimbursement and the Company charged the affiliates $127,000, $97,000 and $80,000, respectively, for such expense reimbursements.

(6)  Commitments and Contingencies

Rental expense primarily results from payments to truck owner-operators for use of their equipment and services on a month-to-month basis. The Company has also entered into longer term operating lease arrangements for tractors, trailers, office space, and other equipment and facilities.  Rental expense for the years ended December 31, 2009, 2008, and 2007 was $6,898,000, $13,423,000 and $11,885,000, respectively.  At December 31, 2009, commitments under long-term non-cancelable operating leases for the next four years and thereafter are payable as follows:  2010 - $1,165,000; 2011 - $820,000; 2012 - $168,000; 2013 - $47,000 with none thereafter.

Under certain of the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities.  As of December 31, 2009 and 2008, management has appropriately recognized estimated expenses and liability related to the program.

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

(7)  Guarantees

Pursuant to arranging operating lease financing for truck tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual equipment sales value upon the expiration of a lease and sale of the underlying equipment.  The Company believes performance under these guarantees to be remote.  Aggregate guaranteed residual values for tractors and trailers under operating leases as of December 31, 2009 are as follows (in thousands):

	2010	2011	2012	2013	Thereafter	Total
Equipment residual values	$217	$181	$72	$216	$-	$686

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel.  Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public.  Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years.  The Company has a number of customers and stations operating under such arrangements, and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time.  Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers.  As of December 31, 2009, the maximum amount of such potential obligation is approximately $2,221,000.  Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

Presently, neither Adams Resources & Energy, Inc. (“ARE”) nor any of its subsidiaries has any other types of guarantees outstanding that require liability recognition.

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

As of December 31, 2009, parental guaranteed obligations are approximately as follows (in thousands):

	2010	2011	2012	2013	Thereafter	Total
Lease payments	$1,165	820	168	47	-	2,200
Equipment residual values	217	181	72	216	-	686
Commodity purchases	47,754	-	-	-	-	47,754
Letters of credit	24,494	-	-	-	-	24,494
	$73,630	$1,001	$240	$263	$-	$75,134

(8)  Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

		Segment Operating	Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (loss)	Amortization	Additions
Year ended December 31, 2009-
Marketing
- Crude oil	$1,770,600	$15,404	$1,997	$1,947
- Natural gas	14,232	2,749	166	-
- Refined products	104,751	(666)	533	177
Marketing Total	1,889,583	17,487	2,696	2,124
Transportation	44,895	2,128	3,970	7,524
Oil and gas	8,650	(3,625)	3,654	12,742
	$1,943,128	$15,990	$10,320	$22,390
Year ended December 31, 2008-
Marketing
- Crude oil	$3,849,531	$(4,545)	$2,039	$4,715
- Natural gas	11,586	2,247	163	12
- Refined products	213,560	(406)	565	114
Marketing Total	4,074,677	(2,704)	2,767	4,841
Transportation	67,747	4,245	3,843	809
Oil and gas	17,248	(3,348)	6,763	12,038
	$4,159,672	$(1,807)	$13,373	$17,688
Year ended December 31, 2007-
Marketing
- Crude oil	$2,373,838	$15,321	$657	$1,397
- Natural gas	13,764	4,999	162	497
- Refined products	170,943	(168)	457	104
Marketing Total	2,558,545	20,152	1,276	1,998
Transportation	63,894	5,504	4,275	353
Oil and gas	13,783	9,225	5,833	13,490
	$2,636,222	$34,881	$11,384	$15,841

Intersegment sales are insignificant and all sales by the Company occurred in the United States.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):
	Years Ended December 31,
	2009	2008	2007
Segment operating earnings (loss)	$15,990	$(1,807)	$34,881
- General and administrative expenses	(9,589)	(9,667)	(10,974)
Operating earnings	6,401	(11,474)	23,907
- Interest income	125	1,103	1,741
- Interest expense	(25)	(187)	(134)
Earnings (loss) before income taxes	$6,501	$(10,558)	$25,514

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2009	2008
Marketing
- Crude oil	$130,840	$85,774
- Natural gas	40,715	46,599
- Refined products	10,133	13,037
Marketing Total	181,688	145,410
Transportation	16,078	14,915
Oil and gas	26,050	21,904
Other	25,585	28,697
	$249,401	$210,926

Other identifiable assets are primarily corporate cash, corporate accounts receivable, and properties not identified with any specific segment of the Company's business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

(9)  Quarterly Financial Data (Unaudited) -

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

			Net Earnings (loss)		Dividends
		Operating		Per		Per
	Revenues	Earnings (loss)	Amount	Share	Amount	Share
2009 -
March 31	$340,141	$2,800	$1,870	$.44	$-	$-
June 30	515,070	4,328	2,734	.65	-	-
September 30	576,299	1,146	639	.15	-	-
December 31	511,618	(1,873)	(1,094)	(.26)	2,109	.50
Total	$1,943,128	$6,401	$4,149	$.98	$2,109	$.50

2008 -
March 31	$965,988	$3,001	$2,211	$.52	$-	$-
June 30	1,280,352	7,133	4,825	1.15	-	-
September 30	1,288,322	(10,044)	(6,276)	(1.49)	-	-
December 31	625,010	(11,564)	(6,332)	(1.50)	2,109	.50
Total	$4,159,672	$(11,474)	$(5,572)	$(1.32)	$2,109	$.50

Note:
The fourth quarter 2009 operating loss resulted from $833,000 of oil and gas producing property impairments and a $550,000 bad debt provision within the Company’s refined products segment. First and second quarter 2008 earnings above included pre-tax inventory liquidation gains totaling $1,967,000 and $3,911,000, respectively, as crude oil prices increased during the periods, while third and fourth quarter 2008 earnings included pre-tax inventory liquidation losses totaling $11,600,000 and $6,122,000 respectively, as crude oil prices initially increased by $43 per barrel and then declined by $93 per barrel during the second half of 2008.  The full year 2009 includes pre-tax inventory liquidation gains totaling $5,780,000.

The above unaudited interim financial data reflect all adjustments that are in the opinion of management necessary to a fair statement of the results for the period presented.  All such adjustments are of a normal recurring nature.

(10) Oil and Gas Producing Activities (Unaudited)

The Company’s oil and gas exploration and production activities are conducted in Texas and the south central region of the United States, primarily along the Gulf Coast of Texas and Louisiana.

Oil and Gas Producing Activities (Unaudited) -

Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Property acquisition costs
Unproved	$6,199	$3,139	$1,428
Proved	-	-	-
Exploration costs
Expensed	3,818	6,030	5,507
Capitalized	1,035	178	1,289
Development costs	2,341	3,466	6,741
Total costs incurred	$13,393	$12,813	$14,965

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	December 31,
	2009	2008

Unproved oil and gas properties	$9,385	$5,945
Proved oil and gas properties	64,458	60,648
	73,843	66,593
Accumulated depreciation, depletion
and amortization	(49,797)	(47,042)

Net capitalized cost	$24,046	$19,551

Estimated Oil and Natural Gas Reserves (Unaudited) -

The following information regarding estimates of the Company's proved oil and gas reserves, all located in Texas and the south central region of the United States, is based on reports prepared on behalf of the Company by its independent petroleum engineers. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from changes in commodity pricing assumptions and from more precise engineering calculations based upon additional production histories and price changes.

Proved developed and undeveloped reserves are presented as follows:

	Years Ended December 31,
	2009		2008		2007
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)

	(in thousands)
Total proved reserves-
Beginning of year	6,443	230	7,068	297	8,300	396
Revisions of previous estimates	(129)	(4)	(1,350)	(83)	132	(61)
Oil and gas reserves sold	-	-	-	-	(1,460)	(2)
Extensions, discoveries and
other reserve additions	2,238	66	1,968	67	1,278	33
Production	(1,304)	(50)	(1,243)	(51)	(1,182)	(69)
End of year	7,248	242	6,443	230	7,068	297

Proved developed reserves-
End of year	6,295	242	6,443	230	7,068	297

Proved undeveloped reserves as of December 31, 2009 consisted of 953,000 mcf of natural gas.  Such quantities resulted from fourth quarter 2009 drilling activities.

The Company has developed internal policies and controls for estimating and recording oil and gas reserve data.  The estimation and recording of proved reserves is required to be in compliance with SEC definitions and guidance.  The Company assigns responsibility for compliance in reserve bookings to the office of President of the Company’s AREC subsidiary.  No portion of this individual’s compensation is directly dependent on the quantity of reserves booked.  Reserve estimates are required to be made by qualified reserve estimators, as defined by Society of Petroleum Engineers’ Standards.

The Company employs the third party petroleum consultant, Ryder Scott Company, to prepare its oil and gas reserve data estimates as of December 31 2009, 2008 and 2007.  The firm of Ryder Scott is well recognized within the industry for more than 50 years.  As prescribed by the SEC, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for the December 31, 2009 estimate, without escalation.  In previous years, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation.

The process of estimating oil and gas reserves is complex and requires significant judgment.  Uncertainties are inherent in estimating quantities of proved reserves, including many factors beyond the estimator’s control.  Reserve engineering is a subjective process of estimating subsurface accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and the interpretation thereof.  As a result, estimates by different engineers often vary, sometimes significantly.  In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates.  Accordingly, oil and gas quantities ultimately recovered will vary from reserve estimates.

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

	Years Ended December 31,
	2009	2008	2007

Future gross revenues	$43,498	$45,081	$79,159
Future costs -
Lease operating expenses	(15,969)	(14,080)	(25,817)
Development costs	(2,495)	(816)	(860)
Future net cash flows before income taxes	25,034	30,185	52,482
Discount at 10% per annum	(10,719)	(12,421)	(22,344)
Discounted future net cash flows
before income taxes	14,315	17,764	30,138
Future income taxes, net of discount at
10% per annum	(5,010)	(6,217)	(10,547)
Standardized measure of discounted
future net cash flows	$9,305	$11,547	$19,591

The reserve estimates provided at December 31, 2009, 2008 and 2007 are based on market prices of $58.43, $37.87 and $92.50 per barrel for crude oil and $4.05, $5.65 and $7.31 per mcf for natural gas, respectively.

The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Beginning of year	$11,547	$19,590	$18,770
Revisions to reserves proved in prior years -
Net change in prices and production costs	(4,890)	(10,041)	6,072
Net change due to revisions in quantity estimates	(347)	(6,293)	(664)
Accretion of discount	1,242	2,234	1,790
Production rate changes and other	2,189	2,679	(2,424)
Total revisions	(1,806)	(11,421)	4,774
Sale of oil and gas reserves	-	-	(3,503)
New field discoveries and extensions, net of future
production costs	3,471	11,571	8,294
Sales of oil and gas produced, net of production costs	(5,114)	(12,523)	(9,703)
Net change in income taxes	1,207	4,330	958
Net change in standardized measure of discounted
future net cash flows	(2,242)	(8,043)	820
End of year	$9,305	$11,547	$19,590

 Results of Operations for Oil and Gas Producing Activities (Unaudited) -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Revenues	$8,650	$17,248	$13,783
Oil and gas property sale	-	-	12,078
Costs and expenses -
Production	(3,536)	(4,725)	(4,080)
Producing property impairment	(1,350)	(3,078)	(1,216)
Exploration	(3,735)	(6,030)	(5,507)
Depreciation, depletion and amortization	(3,654)	(6,763)	(5,833)
Operating income (loss) before income taxes	(3,625)	(3,348)	9,225
Income tax (expense) benefit	1,268	1,172	(3,229)
Operating income (loss)	$(2,357)	$(2,176)	$5,996

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that it maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  This management’s report was not subject to attestation by an independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This Management’s Report on Internal Control Over Financial Reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, corporate governance and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010, under the heading “Election of Directors” and “Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010, under the heading “Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010, under the heading “Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010, under the headings “Transactions with Related Parties” and “Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010, under the heading “Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

1.           Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended
December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007

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
Credit and Security Agreement between Gulfmark Energy, Inc., Adams Resources Marketing, Ltd and Wells Fargo Bank, National Association dated August 27, 2009 (incorporated by reference to Exhibit 4(6) of the Quarterly Report on Form 10-Q for the period ended September 31, 2009.

21*	-	Subsidiaries of the Registrant

23.1*	-	Consent of Ryder Scott Company

31.1*	-	Adams Resources & Energy, Inc. Certification Pursuant to 17 CFR 13a-14 (a)/15d-14(a), As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Adams Resources & Energy, Inc. Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	-	Ryder Scott Company Report

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

Date:  March 23, 2010

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
-      Bylaws of the Company, as amended (Incorporated by reference to Exhibits 3.2 and 3.2.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 29, 1973 – File No. 2-48144)

3(c)
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

4(b)
-     Credit and Security Agreement between Gulfmark Energy, Inc., Adams Resources Marketing, Ltd and Wells Fargo Bank, National Association dated August 27, 2009 (incorporated by reference to Exhibit 4(b) of the Quarterly Report on Form 10-Q for the period ended September 31, 2009

10.1
-      Change in control/severance agreement dated July 25, 2008 by and between Adams Resources & Energy, Inc. and Richard B. Abshire (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 25, 2008)

21*	- Subsidiaries of the Registrant

23.1*	- Consent of Ryder Scott Company

31.1*	- Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	- Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	- Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	- Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	- Ryder Scott Company Report

______________________________
* - Filed herewith