Form 10-Q
period 2010-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2010-05-13
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
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

A total of 4,217,596 shares of Common Stock were outstanding at May 7, 2010.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Marketing	$518,090	$327,112
Transportation	13,111	10,943
Oil and gas	2,584	2,086
	533,785	340,141
COSTS AND EXPENSES:
Marketing	513,762	320,958
Transportation	11,136	10,207
Oil and gas	1,204	1,435
General and administrative	2,264	2,310
Depreciation, depletion and amortization	2,844	2,431
	531,210	337,341

Operating earnings	2,575	2,800

Other income (expense):
Interest income	11	32
Interest expense	(31)	(6)

Earnings before income tax	2,555	2,826

Income tax (provision) benefit	(761)	(956)

Net earnings	$1,794	$1,870

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$.43	$.44

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,380	$16,806
Accounts receivable, net of allowance for doubtful
accounts of $1,310 and $1,681, respectively	170,234	155,941
Inventories	16,498	15,260
Fair value contracts	2,865	1,581
Income tax receivable	1,547	2,171
Prepayments	6,124	10,804

Total current assets	220,648	202,563

Property and Equipment	136,476	132,660
Less – Accumulated depreciation, depletion and amortization	(93,033)	(90,355)
	43,443	42,305
Other Assets
Deferred income tax asset	1,496	1,290
Cash deposits and other	3,322	3,243
	$268,909	$249,401
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$173,853	$158,176
Accounts payable – related party	85	75
Fair value contracts	2,601	1,331
Accrued and other liabilities	4,496	3,872
Current deferred income taxes	871	737
Total current liabilities	181,906	164,191

Other Liabilities:
Asset retirement obligations	1,320	1,315
Other liabilities	88	94
	183,314	165,600

Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	73,480	71,686
Total shareholders’ equity	85,595	83,801
	$268,909	$249,401

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2010	2009
CASH PROVIDED BY OPERATIONS:
Net earnings	$1,794	$1,870
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	2,844	2,431
Property sale (gains) losses	(73)	(55)
Dry hole costs incurred	21	224
Impairment of oil and gas properties	407	124
Provision for doubtful accounts	7	46
Deferred income taxes	(71)	787
Net change in fair value contracts	(14)	(142)
Other, net	(13)	479
Decrease (increase) in accounts receivable	(14,300)	8,107
Decrease (increase) in inventories	(1,238)	3,099
Decrease (increase) in income tax receivable	624	71
Decrease (increase) in prepayments	4,680	(5,585)
Increase (decrease) in accounts payable	15,682	(1,836)
Increase (decrease) in accrued liabilities	22	(636)

Net cash provided by operating activities	10,372	8,984

INVESTING ACTIVITIES:
Property and equipment additions	(3,807)	(4,907)
Insurance and state collateral (deposits) refunds	(68)	(38)
Proceeds from property sales	77	64

Net cash (used in) investing activities	(3,798)	(4,881)

Increase in cash and cash equivalents	6,574	4,103

Cash and cash equivalents at beginning of period	16,806	18,208

Cash and cash equivalents at end of period	$23,380	$22,311

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after March 31, 2010 has been evaluated through the date of issuance of these financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market funds or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in municipal bonds may also be made from time to time.  The Company may invest in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no investments in municipal bonds at March 31, 2010 or December 31, 2009.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to the financially viability of such institutions.

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market price. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale.  Components of inventory are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Crude oil	$15,011	$14,053
Petroleum products	1,487	1,207

	$16,498	$15,260

Prepayments

The components of prepayments and other are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Cash collateral deposits for commodity purchases	$3,322	$7,670
Insurance premiums	1,519	2,478
Natural gas pipeline imbalances	789	89
Rents, license and other	494	567

	$6,124	$10,804

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2010, the Company had no unevaluated or suspended exploratory drilling costs except for a single well that was spud in December 2008 and reached total depth in February 2009.  The operator of the well has been content to allow the well to remain idle pending installation of a gas lift system in order to establish production.  The Company’s total capitalized cost for this well is $328,000.  Management believes the cost of the well will not be fully recovered through future production.  Therefore a $164,000 impairment valuation was applied to these property costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis. For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model that uses market based inputs.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the three-month periods ended March 31, 2010 and 2009 there were $5,700 and zero impairment provisions on producing oil and gas properties, respectively.

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity. Accordingly, impairment provisions on non-producing properties totaling $401,000 and $124,000 were recorded for the three-month periods ended March 31, 2010 and 2009, respectively.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

Cash deposits and other assets

The Company has established certain deposits to support participation in its liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits.  Components of cash deposits and other assets are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Insurance collateral deposits	$2,648	$2,648
State collateral deposits	203	271
Materials and supplies	471	324
	$3,322	$3,243

Revenue Recognition

Commodity purchase and sale contracts utilized by the Company’s marketing businesses qualify as derivative instruments.  All natural gas and certain specifically identified crude oil purchase and sale contracts are designated as trading activities.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying financial statements.

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

Letter of credit facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million letter of credit facility.  The Wells Fargo facility provides for the issuance of up to $40 million of letters of credit to support the Company’s crude oil and natural gas marketing businesses based on the eligible accounts receivable within those operations.  Letters of credit outstanding totaled $33.9 million as of March 31, 2010.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings as defined among other restrictions.  Management believes the Company is currently in compliance with all such covenants.

Statement of Cash Flows

Interest paid totaled $31,000 and $6,000 during the three-month periods ended March 31, 2010 and 2009, respectively.  Income taxes paid during these same periods totaled $56,000 and $24,000, respectively.  Non-cash investing activities for property and equipment were $1,047,000 and $530,000 as of March 31, 2010 and 2009, respectively and $440,000 and $561,000 as of December 31, 2009 and 2008, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2010 and 2009.  There were no potentially dilutive securities during those periods.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2010 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$3,577	$-	$-	$-

Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	3,313	-

Less Counterparty Offsets	(712)	-	(712)	-

As Reported Fair Value Contracts	$2,865	$-	$2,601	$-

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Balance Sheet as of December 31, 2009 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$2,035	$-	$-	$-

Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	1,785	-

Less Counterparty Offsets	(454)	-	(454)	-

As Reported Fair Value Contracts	$1,581	$-	$1,331	$-

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of March 31, 2010 and December 31, 2009, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009 as follows (in thousands):

	Earnings (Loss)
	Three Months Ended
	March 31,
Location	2010	2009

Revenues – marketing	$ 14	$ 142

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

Level 2 – (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical assets or liabilities but in markets that are not actively traded or in which little information is released to the public, (c) observable inputs other than quoted prices and (d) inputs derived from observable market data.  Source data for Level 2 inputs include information provided by the New York Mercantile Exchange “NYMEX”, Intercontinental Exchange “ICE”, published price data and indexes, third party price survey data and broker provided forward price statistics.

Level 3 – Unobservable market data inputs for assets or liabilities.

As of March 31, 2010, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):
	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon
Commodity Contracts
- Current assets	$163	$2,702	$-	$2,865
- Current liabilities	-	(2,601)	-	(2,601)
Net Value	$163	$101	$-	$264

As of December 31, 2009, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon Commodity Contracts
- Current assets	$224	$1,357	$-	$1,581
- Current liabilities	-	(1,331)	-	(1,331)
Net Value	$224	$26	$-	$250

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2010 and December 31, 2009, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

New Accounting Pronouncements

As of January 1, 2010, the Company adopted Financial Accounting Standards Board issued Accounting Standards Codification Update No. 2010-06 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  The update requires enhanced disclosure of transfers between Levels 1, 2, and 3 of the fair value hierarchy, level of disaggregation of derivative contracts for fair value measurement disclosures, and disclosures about fair value measurement inputs and valuation techniques.  The Company has included these enhanced disclosures, where applicable, in its first quarter filing on Form 10-Q.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  All accounting policies of each segment are consistent with the Company’s accounting policies.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended March 31, 2010
Marketing
- Crude Oil	$487,579	$3,043	$498	$1,427
- Natural gas	2,686	605	41	-
- Refined products	27,825	14	127	76
Marketing Total	518,090	3,662	666	1,503
Transportation	13,111	861	1,114	16
Oil and gas	2,584	316	1,064	2,288
	$533,785	$4,839	$2,844	$3,807
Period Ended March 31, 2009
Marketing
- Crude Oil	$300,453	$3,831	$529	$658
- Natural gas	3,907	1,352	41	-
- Refined products	22,752	265	136	129
Marketing Total	327,112	5,448	706	787
Transportation	10,943	(178)	914	1,144
Oil and gas	2,086	(160)	811	2,976
	$340,141	$5,110	$2,431	$4,907

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings from continuing operations before income taxes as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment operating earnings (loss)	$4,839	$5,110
- General and administrative expenses	(2,264)	(2,310)
Operating earnings	2,575	2,800
- Interest income	11	32
- Interest expense	(31)	(6)
Earnings before income taxes	$2,555	$2,826

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Marketing
- Crude oil	$157,818	$130,840
- Natural gas	26,492	40,715
- Refined products	11,083	10,133
Marketing Total	195,393	181,688
Transportation	16,059	16,078
Oil and gas	27,309	26,050
Other	30,148	25,585
	$268,909	$249,401

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash, and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first three months of 2010 and 2009, the Company’s investment commitments totaled approximately $2.3 million and $3.3 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of March 31, 2010 and December 31, 2009, the Company owed a combined net total of $85,000 and $75,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $39,000 and $34,000 in the three-month periods ended March 31, 2010 and 2009, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  For the three-month period ended March 31, 2010 and 2009, the affiliated entities charged the Company $12,000 and $29,000, respectively, of expense reimbursement and the Company charged the affiliates $29,000 and $40,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities. Estimated loss accruals for potentially unknown losses are developed using actual loss histories and other relevant information. As of March 31, 2010, management has appropriately recognized estimated expenses and liabilities related to the program.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

		Segment	Depreciation
		Operating	Depletion and
	Revenues	Earnings	Amortization
Period ended March 31, 2010

- Crude Oil	$487,579	$3,043	$498
- Natural gas	2,686	605	41
- Refined Products	27,825	14	127
Total	$518,090	$3,662	$666

Period ended March 31, 2009

- Crude oil	$300,453	$3,831	$529
- Natural gas	3,907	1,352	41
- Refined products	22,752	265	136
Total	$327,112	$5,448	$706

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2010	2009

Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	69,763	68,537
Natural gas – mmbtu’s	242,044	391,492

Average Purchase Price
Crude Oil – per barrel	$76.38	$38.24
Natural Gas – per mmbtu	$5.02	$4.36

_____________________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were increased during the 2010 period because of higher average crude oil prices as shown in the table above.  The direction of change in price was also increasing as the average acquisition cost of crude oil moved from the $74 per barrel level at the beginning of the year to the $81 per barrel level for March 2010.  This event produced an inventory liquidation gain of $1,267,000 for the first three months of 2010. Comparatively, while overall crude oil prices were reduced in 2009, the direction of change in price was increasing from the $41 per barrel range in January to the $48 per barrel range in March 2009.  This event produced a $1,325,000 inventory liquidation gain in the first quarter of 2009.  As of March 31, 2010 the Company held 184,911 barrels of crude oil inventory at an average price of $81.18 per barrel.  Absent inventory gains, per unit margins were slightly reduced in 2010, which in turn caused an overall reduction in operating earnings for the 2010 period.

Natural gas sales are reported net of underlying natural gas acquisition costs and thus reflect gross margins.  As shown above, such margins were reduced in the current quarter as average field level purchase volumes were off 38 percent for the period.  Volumes declined in 2010 because previously the Company’s suppliers had been curtailing drilling activity due to lower natural gas prices.  In addition, development of the nation’s natural gas infrastructure including more diverse areas of production and expanded pipeline and storage capacity have served to reduce purchase opportunities and per unit margins.

While refined products revenues increased in 2010 due to crude oil driven price increases, segment operating earnings were at break-even levels.  During the first quarter of 2010, motor fuel sales volumes totaled 12 million gallons versus 14 million gallons during the first quarter of 2009.  This volume reduction was in large part due to the December 2009 expiration of the federally sponsored one dollar per gallon tax subsidy on biodiesel fuel sales.  Reduced demand particularly as it relates to the construction industry continues to suppress volumes and margins.

Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,		Increase
	2010	2009	(Decrease)

Revenues	$13,111	$10,943	19.8%

Operating earnings (loss)	$861	$(178)	583.7%

Depreciation	$1,114	$914	21.9. %

Revenues and operating results improved for the transportation segment in 2010 due to increased customer demand.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for such products has recovered to some extent.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changes in revenues.  As currently configured, operating earnings project at break-even levels when quarterly revenues average $11.5 million.  Above that level, operating earnings will grow and below that level, losses result.

Transportation segment depreciation increased in 2010 as the Company began replacing older fully depreciated tractor units with new model year vehicles.  An additional 50 replacement units at an estimated cost of $5.5 million is also planned for the third quarter of this year.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009	Increase
Revenues	$2,584	$2,086	23.9%

Operating earnings (loss)	$316	$(160)	297.5%

Depreciation and depletion	$1,064	$811	31.1%

The revenue and earnings improvement for the oil and gas segment is attributable to crude oil and natural gas price increases, partially offset by reduced production volumes, as shown in the table below.  Depreciation and depletion expense is increased in the current period because an increased level of capitalized costs is being amortized in the current period following active drilling operations in 2009 and 2010.
Production volumes and price information is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Crude Oil
Volume – barrels	13,220	14,262
Average price per barrel	$76.76	$39.62

Natural gas
Volume – mcf	292,139	329,751
Average price per mcf	$5.37	$4.61

Comparative exploration costs are summarized in the table below.  As shown, prospect impairment expense was increased in 2010 as certain adverse drilling results lead to unfavorable capitalized costs valuations.  Exploration cost components were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Dry hole expense	$21	$224
Prospect impairments	401	124
Seismic and geological	18	185

Total	$440	$533

During the first three months of 2010, the Company participated in the drilling of 10 successful wells with one dry hole.  Additionally, the Company has an interest in thirteen wells that were in process on March 31, 2010.  Evaluation on the in-process wells is anticipated during the second quarter of 2010.  Participation in the drilling of approximately 44 wells is planned for the remainder of 2010 on the Company’s prospect acreage in Texas, Arkansas, Kansas and Louisiana.

-           Outlook

The marketing and transportation segments have been performing at expected levels and within the transportation business, the outlook is for continued improvement.  Within the oil and gas segment for the first quarter of 2010, crude oil and natural gas volumes fell below expectation.  Active drilling continues and production volume increases should result.  Recently, crude oil and natural gas prices have been volatile.  A decrease in prices would have an adverse input on future earnings.  Conversely, stable or increasing prices would yield earnings growth for 2010.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $10,372,000 and $8,984,000 for each of the three-month periods ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 and December 31, 2009, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $23,380,000 as of March 31, 2010, and such balances are maintained in order to meet the timing of day-to-day cash needs. Working capital, the excess of current assets over current liabilities, totaled $38,742,000 as of March 31, 2010.

Capital expenditures during the first three months of 2010 included $1,519,000 for marketing and transportation equipment additions and $2,288,000 in property additions associated with oil and gas exploration and production activities.  For 2010, the Company anticipates expending an additional approximate $13 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $5.5 million will be expended for the transportation segment during the third quarter of 2010 toward the purchase of 50 trucks-tractors with funding for such purchase from available cash flow.  The units will serve to replace a like number of older model units.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $3,322,000 as of March 31, 2010 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $2,710,000 as of March 31, 2010.  Management believes current cash balances, together with expected cash generated from future operations, will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for a total of $1.9 million in operating lease payments for transportation equipment and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Historically, the Company pays an annual dividend in the fourth quarter of each year.  In December 2009, the Company paid a $.50 per common share or $2,109,000 dividend to its shareholders.   The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2009).

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

Forward-Looking Statements –Safe Harbor Provisions

This quarterly report for the period ended March 31, 2010 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under “Item 1A Risk Factor” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Item 4.  Disclosure Controls and Procedures

 The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	- None

Item 3.	- None

Item 4.	- Removed and Reserved

Item 5.	- None

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 13, 2010	By /s/K. S. Adams, Jr.
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