Form 10-Q
period 2010-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2010-08-12
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by  check mark  whether the  Registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐     NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at August 12, 2010.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Marketing	$1,047,518	$828,619	$529,428	$501,507
Transportation	28,084	22,230	14,973	11,287
Oil and gas	5,324	4,362	2,740	2,276
	1,080,926	855,211	547,141	515,070
COSTS AND EXPENSES:
Marketing	1,040,099	814,991	526,337	494,033
Transportation	22,845	19,955	11,709	9,748
Oil and gas operations	2,799	3,463	1,595	2,028
General and administrative	4,402	4,694	2,138	2,384
Depreciation, depletion and amortization	5,550	4,980	2,706	2,549
	1,075,695	848,083	544,485	510,742

Operating earnings	5,231	7,128	2,656	4,328

Other income (expense):
Interest income	30	56	19	24
Interest expense	(31)	(8)	-	(2)
Earnings before income tax	5,230	7,176	2,675	4,350

Income tax (provision) benefit	(1,751)	(2,572)	(990)	(1,616)

Net earnings	$3,479	$4,604	$1,685	$2,734

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$.82	$1.09	$.39	$.65

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$38,180	$16,806
Accounts receivable, net of allowance for doubtful
accounts of $1,280 and $1,681, respectively	144,768	155,941
Inventories	11,550	15,260
Fair value contracts	956	1,581
Income tax receivable	1,204	2,171
Prepayments and other	6,408	10,804

Total current assets	203,066	202,563

Property and equipment	139,351	132,660
Less – accumulated depreciation,
depletion and amortization	(95,575)	(90,355)
	43,776	42,305
Other assets:
Deferred income tax asset	1,014	1,290
Cash deposits and other	3,336	3,243
	$251,192	$249,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$156,324	$158,176
Accounts payable – related party	79	75
Fair value contracts	864	1,331
Accrued and other liabilities	4,382	3,872
Current deferred income taxes	821	737
Total current liabilities	162,470	164,191

Other liabilities:
Asset retirement obligations	1,358	1,315
Other long-term	84	94
	163,912	165,600
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	75,165	71,686
Total shareholders’ equity	87,280	83,801
	$251,192	$249,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2010	2009
CASH PROVIDED BY OPERATIONS:
Net earnings	$3,479	$4,604
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	5,550	4,980
Property sale (gains) losses	(119)	(58)
Dry hole costs incurred	303	305
Impairment of oil and gas properties	789	896
Provision for doubtful accounts	2	52
Deferred income taxes	361	492
Net change in fair value contracts	158	151
Other, net	32	239
Decrease (increase) in accounts receivable	11,171	(30,195)
Decrease (increase) in inventories	3,710	3,955
Decrease (increase) in income tax receivable	967	3,537
Decrease (increase) in prepayments	4,396	(10,259)
Increase (decrease) in accounts payable	(1,851)	32,372
Increase (decrease) in accrued liabilities	421	(75)

Net cash provided by operating activities	29,369	10,996

INVESTING ACTIVITIES:
Property and equipment additions	(8,025)	(7,280)
Insurance and state collateral (deposits) refunds	(93)	(30)
Proceeds from property sales	123	84

Net cash (used in) investing activities	(7,995)	(7,226)

Increase in cash and cash equivalents	21,374	3,770

Cash and cash equivalents at beginning of period	16,806	18,208

C Cash and cash equivalents at end of period	$38,180	$21,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2010, its results of operations for the three and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying unaudited condensed consolidated financial statements of events occurring after June 30, 2010 has been evaluated through the date of these financials were issued.

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

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market funds or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in municipal bonds may also be made from time to time.  The Company may invest in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no investments in municipal bonds at June 30, 2010 or December 31, 2009.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to the financial viability of such institutions.

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market price. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale.  Components of inventory are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Crude oil	$9,903	$14,053
Petroleum products	1,647	1,207

	$11,550	$15,260

Prepayments

The components of prepayments and other are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Cash collateral deposits for commodity purchases	$1,687	$7,670
Insurance premiums	2,746	2,478
Natural gas pipeline imbalances	1,423	89
Rents, license and other	552	567

	$6,408	$10,804

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2010, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis. For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the six-month periods ended June 30, 2010 and 2009 there were $6,000 and $222,000 impairment provisions on producing oil and gas properties, respectively.  Such provisions also totaled zero and $222,000 for the three-month periods ended June 30, 2010 and 2009, respectively.

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity. Accordingly, impairment provisions on non-producing properties totaling $783,000 and $674,000 were recorded for the six-month periods ended June 30, 2010 and 2009, respectively.  Such provisions totaled $382,000 and $550,000 for the three-month periods ended June 30, 2010 and 2009.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

Cash deposits and other assets

The Company has established certain deposits to support its participation in its liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits.  Components of cash deposits and other assets are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Insurance collateral deposits	$2,648	$2,648
State collateral deposits	291	271
Materials and supplies	397	324
	$3,336	$3,243

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

Concentration of Credit Risk

The Company’s largest customers consist of large multinational integrated oil companies and utilities.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users.  Within this group of customers the Company generally derives up to 50 percent of its revenues from two to three large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available as the Company supplies less than one percent of U. S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where it currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 90 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 25 days of the month following a transaction.  The Company’s customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million letter of credit facility.  The Wells Fargo facility provides for the issuance of up to $40 million of letters of credit to support the Company’s crude oil and natural gas marketing businesses based on the eligible accounts receivable within those operations.  Letters of credit outstanding totaled $35.1 million as of June 30, 2010.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  Management believes the Company is currently in compliance with all such covenants.

Statement of Cash Flows

Interest paid totaled $31,000 and $8,000 during the six-month periods ended June 30, 2010 and 2009, respectively.  Income taxes paid during these same periods totaled $297,000 and $162,000, respectively.  The Company also received a $2,000,000 income tax refund during the first six months of 2009.  Non-cash investing activities for property and equipment in accounts payable were $532,000 and $524,000 as of June 30, 2010 and 2009, respectively and $440,000 and $561,000 as of December 31, 2009 and 2008, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2010 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$1,044	$-	$-	$-

Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	(952)	-

Less Counterparty Offsets	(88)	-	88	-

As Reported Fair Value Contracts	$956	$-	$(864)	$-

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2009 as follows (in thousands):

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of June 30, 2010 and December 31, 2009, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity.  The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six and three months ended June 30, 2010 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
Location	2010	2009	2010	2009

Revenues - marketing	$ (158)	$ (151)	$(172)	$(293)

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

Level 2 – (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical assets or liabilities but in markets that are not actively traded or in which little information is released to the public, (c) observable inputs other than quoted prices and (d) inputs derived from observable market data.  Source data for Level 2 inputs include information provided by the New York Mercantile Exchange “NYMEX”, Intercontinental Exchange “ICE”, published price data and indices, third party price survey data and broker provided forward price statistics.

Level 3 – Unobservable market data inputs for assets or liabilities.

As of June 30, 2010, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon
Commodity Contracts
- Current assets	$26	$930	$-	$956
- Current liabilities	-	(864)	-	(864)
Net Value	$26	$66	$-	$92

As of December 31, 2009, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon Commodity Contracts
- Current assets	$224	$1,357	$-	$1,581
- Current liabilities	-	(1,331)	-	(1,331)
Net Value	$224	$26	$-	$250

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of June 30, 2010 and December 31, 2009, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Six Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2010
Marketing
- Crude Oil	$979,688	$4,446	$1,056	$1,678
- Natural gas	5,876	1,406	42	29
- Refined products	61,954	215	254	143
Marketing Total	1,047,518	6,067	1,352	1,850
Transportation	28,084	3,014	2,225	83
Oil and gas	5,324	552	1,973	6,092
	$1,080,926	$9,633	$5,550	$8,025
Period Ended June 30, 2009
Marketing
- Crude Oil	$773,111	$9,843	$1,031	$650
- Natural gas	7,198	2,005	83	-
- Refined products	48,310	399	267	177
Marketing Total	828,619	12,247	1,381	827
Transportation	22,230	434	1,841	1,793
Oil and gas	4,362	(859)	1,758	4,660
	$855,211	$11,822	$4,980	$7,280

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2010
Marketing
- Crude Oil	$492,109	$1,403	$558	$251
- Natural gas	3,190	801	1	29
- Refined products	34,129	201	127	67
Marketing Total	529,428	2,405	686	347
Transportation	14,973	2,153	1,111	67
Oil and gas	2,740	236	909	3,804
	$547,141	$4,794	$2,706	$4,218
Period Ended June 30, 2009
Marketing
- Crude Oil	$472,658	$6,012	$502	$-
- Natural gas	3,291	653	42	-
- Refined products	25,558	134	131	40
Marketing Total	501,507	6,799	675	40
Transportation	11,287	612	927	649
Oil and gas	2,276	(699)	947	1,684
	$515,070	$6,712	$2,549	$2,373

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings before income taxes as follows (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment operating earnings	$9,633	$11,822	$4,794	$6,712
- General and administrative	(4,402)	(4,694)	(2,138)	(2,384)
Operating earnings	5,231	7,128	2,656	4,328
- Interest income	30	56	19	24
- Interest expense	(31)	(8)	-	(2)
Earnings before income tax	$5,230	$7,176	$2,675	$4,350

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Marketing
- Crude oil	$117,640	$130,840
- Natural gas	30,336	40,715
- Refined products	12,984	10,133
Marketing Total	160,960	181,688
Transportation	15,799	16,078
Oil and gas	29,057	26,050
Other	45,376	25,585
	$251,192	$249,401

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash, and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first half of 2010 and 2009, the Company’s investment commitments totaled approximately $6.1 million and $1.4 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of June 30, 2010 and December 31, 2009, the Company owed a combined net total of $79,000 and $75,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $78,000 and $71,000 in the six-month periods ended June 30, 2010 and 2009, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the six-month period ended June 30, 2010 and 2009, the affiliated entities charged the Company $21,000 and $27,000, respectively, of expense reimbursement and the Company charged the affiliates $59,000 and $33,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities. Estimated loss accruals for potentially unknown losses are developed using actual loss histories and other relevant information.  As of June 30, 2010, management has appropriately recognized estimated expenses and liabilities related to the program.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Crude oil	$979,688	$773,111	$492,109	$472,658
Natural gas	5,876	7,198	3,190	3,291
Refined products	61,954	48,310	34,129	25,558
Total	$1,047,518	$828,619	$529,428	$501,507

Operating Earnings
Crude oil	$4,446	$9,843	$1,403	$6,012
Natural gas	1,406	2,005	801	653
Refined products	215	399	201	134
Total	$6,067	$12,247	$2,405	$6,799

Depreciation
Crude oil	$1,056	$1,031	$558	$502
Natural gas	42	83	1	42
Refined products	254	267	127	131
Total	$1,352	$1,381	$686	$675

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	68,035	67,271	66,321	66,000
Natural gas – mmbtu’s	268,474	390,000	294,624	390,000

Average Purchase Price
Crude oil – per barrel	$75.91	$47.20	$75.42	$56.44
Natural Gas – per mmbtu’s	$4.55	$3.88	$4.17	$3.41

_____________________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were increased for the current comparative six-month period reflecting increased average crude oil prices as shown in the table above.  For the comparative second quarterly periods, while the average price increased, the level of crude oil revenues was generally consistent. This is because higher average crude oil prices during 2010 were offset by reduced purchase and sales volumes at the major trade points.  While revenues are increased for 2010, the total accounts receivable balance as of June 30, 2010 of $144,768,000 is reduced from the total accounts receivable balance as of December 31, 2009 of $155,941,000.  Crude oil revenues for the comparative periods reflect the average of three and six month prices, while the accounts receivable balance is reflective of prices in the most recent month only.  Crude oil prices for the months of December 2009 and June 2010 were consistent in the $75 per barrel range.  Total accounts receivable, which include the activities of all segments, were reduced in June 2010 relative to December 2009 because natural gas sales volumes were reduced in 2010.  Commodity sales of natural gas are designated as trading activity and are therefore reported on a net revenue basis only.  As a result, reduced natural gas volumes do not noticeably impact gross revenues while they do noticeably impact accounts receivable comparisons.

 The effect of crude oil prices on operating earnings during the first half of 2010 was nominal as the average acquisition price of crude oil moved from the $74 per barrel level at the beginning of the year to $75 per barrel for June 2010. Net first half 2010 inventory liquidation gains totaled $46,000.  While overall crude oil prices for the first half of 2010 were generally flat, the price trend was increasing during the first quarter and decreasing during the second quarter.  As a result first quarter 2010 crude oil earnings experienced inventory liquidation gains totaling $1,267,000 while second quarter 2010 crude oil earnings had inventory related losses totaling $1,221,000.  In contrast, during the first half of 2009 crude oil prices consistently rose from the $41 per barrel range in January to the $64 per barrel range in June 2009 producing a $4,063,000 inventory liquidation gain of which $2,738,000 occurred in the second quarter.

The impact of inventory liquidation gains and losses on crude oil operating earnings summarize as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
As Reported Operating
Earnings	$4,446	$9,843	$1,403	$6,012

Inventory Liquidation
(Gains) Losses	(46)	(4,063)	1,221	(2,738)

Comparative Operating
Earnings	$4,400	$5,780	$2,624	$3,274

Excluding the impact of inventories, comparative crude oil operating earnings were decreased in 2010 as the overall rising price environment in 2009 afforded the opportunity to improve prior year per unit margins.  As of June 30, 2010 the Company held 132,148 barrels of crude oil inventory at an average price of $74.93 per barrel.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, such margins were reduced during the first half of 2010 as average field level purchase volumes were off 31 percent for the period (See table above). Current volumes have declined because the Company’s suppliers have been curtailing drilling activity due to lower natural gas prices.  In addition, development of the nation’s natural gas infrastructure including more diverse areas of production and expanded pipeline and storage capacity have served to reduce purchase opportunities and per unit margins.  During the second quarter of 2010, the Company was able to adjust its marketplace strategy and recapture some of its margin opportunities.

Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Revenues	$28,084	$22,230	26.3%	$14,973	$11,287	32.7%

Operating earnings	$3,014	$434	594.5%	$2,153	$612	251.8%

Depreciation	$2,225	$1,841	20.9%	$1,111	$927	19.8%

Revenues and operating results improved for the transportation segment in 2010 due to increased customer demand.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for such products has recovered to some extent.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changes in revenues.  As currently configured, operating earnings project at break-even levels when quarterly revenues average approximately $11 million.  Above that level, operating earnings will grow and below that level, losses result.

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

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues	$5,324	$4,362	22.0%	$2,740	$2,276	20.4%

Operating earnings (loss)	$552	$(859)	164.3%	236	(699)	133.7%

Depreciation and depletion	$1,973	$1,758	12.2%	$909	$947	(4.0)%

The revenue and earnings improvement for the oil and gas segment is attributable to crude oil and natural gas price increases as shown in the table below.  Operating earnings in 2010 also benefitted from reduced exploration expenses as shown in the second table below.

Production volumes and price information is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Crude Oil
Volume – barrels	26,003	27,627	12,783	13,365
Average price per barrel	$76.30	$49.35	$75.82	$59.73

Natural gas
Volume – mcf	642,186	665,900	350,047	336,100
Average price per mcf	$5.20	$4.50	$5.06	$4.39

Comparative exploration costs were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Dry hole expense	$303	$305	$282	$81
Prospect impairments	789	896	383	772
Seismic and geological	23	504	5	319

Total	$1,115	$1,705	$670	$1,172

During the first six months of 2010, the Company participated in the drilling of 19 successful wells with three dry holes.  Additionally, the Company has an interest in 23 wells that were in process on June 30, 2010.  Evaluation on the in-process wells is anticipated during the third quarter of 2010.  Participation in the drilling of approximately 29 wells is planned for the remainder of 2010 on the Company’s prospect acreage in Arkansas, Kansas, Louisiana and Texas.

-           Outlook

The marketing and transportation segments have been performing at expected levels and business currently looks to be holding firm.  Oil and gas segment production volumes for natural gas fell below expectation during the first half of 2010.  Active drilling continues and as our current in process wells are brought on line, production volume increases should result.  Recently, crude oil and natural gas prices have been volatile and a decrease in prices would have an adverse impact on future earnings.  Conversely, stable or increasing prices would yield earnings growth for 2010.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $29,369,000 and $10,996,000, respectively, for each of the six-month periods ended June 30, 2010 and 2009.  As of June 30, 2010 and December 31, 2009, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $38,180,000 as of June 30, 2010, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $40,246,000 as of June 30, 2010.

Capital expenditures during the first six months of 2010 included $1,933,000 for marketing and transportation equipment additions and $6,092,000 in property additions associated with oil and gas exploration and production activities.  For the remainder of 2010, the Company anticipates expending an additional approximate $8 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $5.5 million will be expended during the third quarter of 2010 for the purchase of 50 trucks-tractors for the transportation segment and approximately $1.5 million will be expended for the purchase of eight tractors and eight trailers for the marketing segment with funding for such purchase from available cash flow.  The units will serve to replace a like number of older model units.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $1,687,000 as of June 30, 2010 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $3,317,000 as of June 30, 2010.    The Company also maintains a letter of credit facility with Wells Fargo Bank to provide for the issuance of letters of credit to the Company’s suppliers of crude oil and natural gas (see Note 1 to Financial Statements).  The issuance of letters of credit enables the Company to avoid posting cash collateral in order to procure supply.  As of June 30, 2010, letters of credit outstanding totaled $35.1 million.  Management believes current cash balances, together with expected cash generated from future operations, will be sufficient to meet short-term and long-term liquidity needs.

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

Historically, the Company pays an annual dividend in the fourth quarter of each year.  In December 2009 the Company paid a $.50 per common share or $2,109,000 dividend to shareholders.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A Risk Factors in the  Company’s annual report on Form 10-K for the year ended December 31, 2009).

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

Forward-Looking Statements –Safe Harbor Provisions

This quarterly report for the period ended June 30, 2010 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under “Item 1A Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Item 4.  Disclosure Controls and Procedures

 The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed in the Company’s Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 12, 2010	By /s/K. S. Adams, Jr.
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