Form 10-Q
period 2010-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2010-11-12
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

A total of 4,217,596 shares of Common Stock were outstanding at November 12, 2010.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Marketing	$1,531,930	$1,391,453	$484,412	$562,834
Transportation	43,372	33,701	15,288	11,471
Oil and gas	8,079	6,356	2,755	1,994
	1,583,381	1,431,510	502,455	576,299
COSTS AND EXPENSES:
Marketing	1,519,158	1,373,305	479,059	558,314
Transportation	34,917	29,171	12,072	9,216
Oil and gas operations	4,970	6,297	2,171	2,834
General and administrative	6,659	6,946	2,257	2,252
Depreciation, depletion and amortization	8,425	7,517	2,875	2,537
	1,574,129	1,423,236	498,434	575,153

Operating earnings	9,252	8,274	4,021	1,146

Other income (expense):
Interest income	110	138	80	82
Interest expense	(32)	(23)	(1)	(15)
Earnings before income tax	9,330	8,389	4,100	1,213

Income tax (provision)	(3,089)	(3,146)	(1,338)	(574)

Net earnings	$6,241	$5,243	$2,762	$639

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$1.48	$1.24	$.66	$.15

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$30,303	$16,806
Accounts receivable, net of allowance for doubtful
Accounts of $1,265 and $1,681, respectively	143,532	155,941
Inventories	14,611	15,260
Fair value contracts	2,152	1,581
Income tax receivable	1,868	2,171
Prepayments and other	9,768	10,804

Total current assets	202,234	202,563

Property and equipment	143,815	132,660
Less – accumulated depreciation,
depletion and amortization	(98,257)	(90,355)
	45,558	42,305
Other assets:
Deferred income tax asset	480	1,290
Cash deposits and other	2,628	3,243
	$250,900	$249,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$149,870	$158,176
Accounts payable – related party	87	75
Fair value contracts	1,393	1,331
Accrued and other liabilities	5,767	3,872
Current deferred income taxes	1,057	737
Total current liabilities	158,174	164,191

Other liabilities:
Asset retirement obligations	1,372	1,315
Deferred taxes and other	1,312	94
	160,858	165,600
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	77,927	71,686
Total shareholders’ equity	90,042	83,801
	$250,900	$249,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2010	2009
CASH PROVIDED BY OPERATIONS:
Net earnings	$6,241	$5,243
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	8,425	7,517
Gains on property sales	(129)	(93)
Dry hole costs incurred	418	365
Impairment of oil and gas properties	1,817	2,761
Provision for doubtful accounts	2	12
Deferred income taxes	2,366	551
Net change in fair value contracts	(509)	151
Other, net	(84)	296
Decrease (increase) in accounts receivable	13,190	(18,535)
Decrease (increase) in inventories	649	552
Decrease (increase) in income tax receivable	303	3,629
Decrease (increase) in prepayments	1,036	(4,455)
Increase (decrease) in accounts payable	(8,606)	28,636
Increase (decrease) in accrued liabilities	1,375	349

Net cash provided by operating activities	26,494	26,979

INVESTING ACTIVITIES:
Property and equipment additions	(13,085)	(9,505)
Insurance and state collateral (deposits) refunds	(45)	587
Proceeds from property sales	133	459

Net cash (used in) investing activities	(12,997)	(8,459)

Increase in cash and cash equivalents	13,497	18,520

Cash and cash equivalents at beginning of period	16,806	18,208

C Cash and cash equivalents at end of period	$30,303	$36,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2010, its results of operations for the three and nine-month periods ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying unaudited condensed consolidated financial statements of events occurring after September 30, 2010 has been evaluated through the date these financials were issued.

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

Note 2 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.  The accompanying condensed consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions.

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market funds or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in municipal bonds may also be made from time to time.  The Company may invest in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no investments in municipal bonds at September 30, 2010 or December 31, 2009.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to the financial viability of such institutions.

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market price. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale.  Components of inventory are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Crude oil	$12,668	$14,053
Petroleum products	1,943	1,207

	$14,611	$15,260

Prepayments

The components of prepayments and other are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Cash collateral deposits for commodity purchases	$5,150	$7,670
Insurance premiums	2,447	2,478
Natural gas pipeline imbalances	1,237	89
Rents, license and other	934	567

	$9,768	$10,804

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2010, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis. For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the nine-month periods ended September 30, 2010 and 2009 there were $886,000 and $517,000 impairment provisions on producing oil and gas properties, respectively.  Such provisions also totaled $880,000 and $295,000 for the three-month periods ended September 30, 2010 and 2009, respectively.

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity. Accordingly, impairment provisions on non-producing properties totaling $931,000 and $2,244,000 were recorded for the nine-month periods ended September 30, 2010 and 2009, respectively.  Such provisions totaled $148,000 and $1,570,000 for the three-month periods ended September 30, 2010 and 2009.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

Cash deposits and other assets

The Company has established certain deposits to support its participation in its liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits.  Components of cash deposits and other assets are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Insurance collateral deposits	$2,015	$2,648
State collateral deposits	166	271
Materials and supplies	447	324
	$2,628	$3,243

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

Concentration of Credit Risk

The Company’s largest customers consist of large multinational integrated oil companies and utilities.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users.  Within this group of customers the Company generally derives up to 50 percent of its revenues from two to three large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U. S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 90 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 25 days of the end of the month following a transaction.  The Company’s customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million stand-by letter of credit facility.  The Wells Fargo facility provides for the issuance of up to $40 million of stand-by letters of credit to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations.  Stand-by letters of credit issued totaled $22.6 million as of September 30, 2010.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  Management believes the Company is currently in compliance with all such covenants.

Statement of Cash Flows

Interest paid totaled $32,000 and $23,000 during the nine-month periods ended September 30, 2010 and 2009, respectively.  Income taxes paid during these same periods totaled $275,000 and $549,000, respectively.  The Company also received a $2,000,000 income tax refund during the first nine months of 2009.  Non-cash investing activities for property and equipment in accounts payable were $312,000 and $439,000 as of September 30, 2010 and 2009, respectively; and in addition, such activities were $440,000 and $561,000 as of December 31, 2009 and 2008, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2010 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$3,035	$-	$-	$-

Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	2,276	-

Less Counterparty Offsets	(883)	-	(883)	-

As Reported Fair Value Contracts	$2,152	$-	$1,393	$-

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

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of September 30, 2010 and December 31, 2009, the Company was not holding nor had it posted any collateral to support its forward month fair value derivative activity.  The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine and three months ended September 30, 2010 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Location	2010	2009	2010	2009

Revenues - marketing	$ 509	$ (151)	$ 667	$ -

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of September 30, 2010, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon
Commodity Contracts
- Current assets	$-	$2,152	$-	$2,152
- Current liabilities	(400)	(993)	-	(1,393)
Net Value	$(400)	$1,159	$-	$759

As of December 31, 2009, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon Commodity Contracts
- Current assets	$224	$1,357	$-	$1,581
- Current liabilities	-	(1,331)	-	(1,331)
Net Value	$224	$26	$-	$250

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2010 and December 31, 2009, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

Certain producing oil and gas property costs with a carrying amount of $3,384,000 were written down to their fair value of $2,504,000, resulting in pretax impairment charges of $880,000 for the nine months ended September 30, 2010.  Significant Level 3 assumptions associated with the calculation of discounted cash flows used in the impairment analysis include the Company’s estimate of future natural gas prices, production costs, development expenditures, anticipated production of proved reserves appropriate risk-adjusted discount rates and other relevant data.

New Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Nine Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2010
Marketing
- Crude Oil	$1,429,146	$8,307	$1,634	$3,199
- Natural gas	8,410	2,253	43	87
- Refined products	94,374	153	382	143
Marketing Total	1,531,930	10,713	2,059	3,429
Transportation	43,372	5,122	3,333	263
Oil and gas	8,079	76	3,033	9,393
	$1,583,381	$15,911	$8,425	$13,085
Period Ended September 30, 2009
Marketing
- Crude Oil	$1,304,092	$13,425	$1,527	$724
- Natural gas	10,310	2,197	124	-
- Refined products	77,051	477	398	177
Marketing Total	1,391,453	16,099	2,049	901
Transportation	33,701	1,678	2,852	2,593
Oil and gas	6,356	(2,557)	2,616	6,011
	$1,431,510	$15,220	$7,517	$9,505

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2010
Marketing
- Crude Oil	$449,458	$3,861	$578	$1,521
- Natural gas	2,534	847	1	58
- Refined products	32,420	(62)	128	-
Marketing Total	484,412	4,646	707	1,579
Transportation	15,288	2,108	1,108	180
Oil and gas	2,755	(476)	1,060	3,301
	$502,455	$6,278	$2,875	$5,060
Period Ended September 30, 2009
Marketing
- Crude Oil	$530,981	$3,582	$496	$74
- Natural gas	3,112	192	41	-
- Refined products	28,741	78	131	-
Marketing Total	562,834	3,852	668	74
Transportation	11,471	1,244	1,011	800
Oil and gas	1,994	(1,698)	858	1,351
	$576,299	$3,398	$2,537	$2,225

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings before income taxes as follows (in thousands):

	Nine Months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment operating earnings	$15,911	$15,220	$6,278	$3,398
- General and administrative	(6,659)	(6,946)	(2,257)	(2,252)
Operating earnings	9,252	8,274	4,021	1,146
- Interest income	110	138	80	82
- Interest expense	(32)	(23)	(1)	(15)
Earnings before income tax	$9,330	$8,389	$4,100	$1,213

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Marketing
- Crude oil	$132,952	$130,840
- Natural gas	21,491	40,715
- Refined products	12,608	10,133
Marketing Total	167,051	181,688
Transportation	15,511	16,078
Oil and gas	30,917	26,050
Other	37,421	25,585
	$250,900	$249,401

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash, and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the nine month periods of 2010 and 2009, the Company’s investment commitments totaled approximately $9.4 million and $5.3 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of September 30, 2010 and December 31, 2009, the Company owed a combined net total of $87,000 and $75,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $118,000 and $111,000 in the nine-month periods ended September 30, 2010 and 2009, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the nine-month period ended September 30, 2010 and 2009, the affiliated entities charged the Company $32,000 and $54,000, respectively, of expense reimbursement and the Company charged the affiliates $88,000 and $98,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities. Estimated loss accruals for potentially unknown losses are developed using actual loss histories and other relevant information.  As of September 30, 2010, management has appropriately recognized estimated expenses and liabilities related to the program.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Crude oil	$1,429,146	$1,304,092	$449,458	$530,981
Natural gas	8,410	10,310	2,534	3,112
Refined products	94,374	77,051	32,420	28,741
Total	$1,531,930	$1,391,453	$484,412	$562,834

Operating Earnings
Crude oil	$8,307	$13,425	$3,861	$3,582
Natural gas	2,253	2,197	847	192
Refined products	153	477	(62)	78
Total	$10,713	$16,099	$4,646	$3,852

Depreciation
Crude oil	$1,634	$1,527	$578	$496
Natural gas	43	124	1	41
Refined products	382	398	128	131
Total	$2,059	$2,049	$707	$668

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	67,300	66,200	65,700	64,100
Natural gas – mmbtu’s	268,600	383,000	268,600	369,000

Average Purchase Price
Crude oil – per barrel	$75.19	$53.14	$73.71	$65.41
Natural Gas – per mmbtu’s	$4.44	$3.63	$4.21	$3.12
_____________________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were elevated by 10 percent in the current nine-month period, while they were reduced by 15 percent in the current three-month period relative to the same periods last year.  In contrast, average crude oil prices were elevated in both the comparative nine-month and three-month periods by 42 percent and 13 percent, respectively, as shown in the table above.  Volumes were relatively consistent between the comparative periods.  This apparent conflicting data is explained by the accounting requirement to reflect certain buy/sell arrangements on a net revenue basis.  As a result, a change in the Company’s customer mix will increase or decrease comparative reported revenues.  During 2010 a larger portion of sales were reported on a net revenue basis, substantially offsetting the effect of increased average prices.

While revenues are increased for 2010, the total accounts receivable balance of $143,532,000 as of September 30, 2010 is reduced from the total accounts receivable balance of $155,941,000 as of December 31, 2009.  Total accounts receivable, which include the activities of all segments, were reduced in September 2010 relative to December 2009 because natural gas sales volumes were reduced in 2010.  Commodity sales of natural gas are designated as trading activity and are therefore reported on a net revenue basis only.  As a result, reduced natural gas volumes do not noticeably impact gross revenues while they do noticeably impact accounts receivable comparisons.

 The effect of crude oil prices on operating earnings during the nine month period of 2010 was nominal as the average acquisition price of crude oil moved from the $74 per barrel level at the beginning of the year to $75 per barrel for September 2010. For the nine-month period of 2010 inventory liquidation gains totaled $47,000.  While overall crude oil prices in the current year were generally flat, during the 2009 period, crude oil prices consistently rose from the $41 per barrel range in January to the $69 per barrel range in September 2009 producing a $4,912,000 inventory liquidation gain of which $849,000 occurred in the third quarter.

The impact on crude oil operating earnings from inventory liquidation gains is summarized as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
As Reported Operating
Earnings	$8,307	$13,425	$3,861	$3,582

Inventory Liquidation (Gains)	(47)	(4,912)	(1)	(849)

Comparative Operating
Earnings	$8,260	$8,513	$3,860	$2,733

Excluding the impact of inventory values, comparative crude oil operating earnings were consistent for the comparative nine-month periods with improvement reflected in the current quarter relative to last year.  Current period operating earnings benefited from improved unit margin opportunities and the reversal of $710,000 in previously recorded accrual items following the final accounting true-up of such items.  As of September 30, 2010 the Company held 168,591 barrels of crude oil inventory at an average price of $75.14 per barrel.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, except for the third quarter of 2010 such margins were reduced during 2010 as average field level purchase volumes were off 30 percent for the period (see table above). Current volumes have declined because the Company’s suppliers have been curtailing drilling activity due to lower natural gas prices.  In addition, development of the nation’s natural gas infrastructure including more diverse areas of production and expanded pipeline and storage capacity have served to reduce purchase opportunities and per unit margins.  In contrast to the general trend, during the third quarter of 2010, the Company was able to adjust its marketplace strategy and recapture some of its margin opportunities which bolstered operating earnings.

Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

Revenues	$43,372	$33,701	28.7%	$15,288	$11,471	33.3%

Operating earnings	$5,122	$1,678	205.2%	$2,108	$1,244	69.4%

Depreciation	$3,333	$2,852	16.8%	$1,108	$1,011	9.6%

Revenues and operating results improved for the transportation segment in 2010 due to increased customer demand.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for such products has recovered to some extent.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend results because the fixed cost components of the Company’s operation do not vary with changes in revenues.  As currently configured, operating earnings project at break-even levels when quarterly revenues average approximately $11.8 million.  Above that level operating earnings will grow and below that level losses result.

Transportation segment depreciation increased in 2010 as the Company began replacing older fully depreciated tractor units with new model year vehicles.  An additional 100 replacement units at an estimated cost of $11 million is also planned for the fourth quarter of this year.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues	$8,079	$6,356	27.1%	$2,755	$1,994	38.2%

Operating earnings (loss)	$76	$(2,557)	102.9%	$(476)	$(1,698)	71.9%

Depreciation and depletion	$3,033	$2,616	15.9%	$1,060	$858	23.5%

The revenue and earnings improvement for the oil and gas segment is attributable to crude oil and natural gas price increases as shown in the table below.  Operating earnings in 2010 also benefited from reduced exploration and impairment expenses as shown in the second table below.

Production volumes and price information is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Crude Oil
Volume – barrels	40,605	39,148	14,602	11,521
Average price per barrel	$75.04	$54.00	$72.78	$65.14

Natural gas
Volume – mcf	967,051	981,918	324,865	316,002
Average price per mcf	$5.20	$4.32	$5.21	$3.94

Comparative exploration and impairment costs were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dry hole expense	$418	$365	$116	$60
Prospect impairments	1,817	2,761	1,028	1,865
Seismic and geological	54	676	31	172

Total	$2,289	$3,802	$1,175	$2,097

During the first nine months of 2010, the Company participated in the drilling of 29 successful wells with six dry holes.  Additionally, the Company has an interest in 23 wells that were in process on September 30, 2010.  Evaluation on the in-process wells is anticipated during the fourth quarter of 2010.  Participation in the drilling of approximately 10 wells is planned for the remainder of 2010 on the Company’s prospect acreage in Arkansas, Kansas, Louisiana and Texas.

-           Outlook

The marketing and transportation segments have been performing at expected levels and business currently looks to be holding firm.  Increased crude oil production in the Company’s South Texas area of marketing operations is also occurring as the Eagle Ford shale play is being developed in the region.  In contrast to the recent strength in the crude oil markets, natural gas prices have been in decline falling below $4 per mcf.  At such prices, the Company’s future oil and gas segment operating earnings will be reduced and reduced drilling activity is planned for 2011.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $26,494,000 and $26,979,000, respectively, for each of the nine-month periods ended September 30, 2010 and 2009.  As of September 30, 2010 and December 31, 2009, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $30,303,000 as of September 30, 2010, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $44,060,000 as of September 30, 2010.

Capital expenditures during the nine-month period of 2010 included $3,692,000 for marketing and transportation equipment additions and $9,393,000 in property additions associated with oil and gas exploration and production activities.  For the remainder of 2010, the Company anticipates expending an additional approximate $3 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $11 million will be expended during the fourth quarter of 2010 for the purchase of 100 trucks-tractors for the transportation segment and approximately $1.5 million will be expended for the purchase of eight tractors and eight trailers for the marketing segment with funding for such purchase from available cash flow.  The units will serve to increase the marketing segment fleet.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,150,000 as of September 30, 2010 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $3,100,000 as of September 30, 2010.    The Company also maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of stand-by letters of credit to the Company’s suppliers of crude oil and natural gas (see Note 1 to Financial Statements).  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil and natural gas supply.  As of September 30, 2010, letters of credit outstanding totaled $22.6 million.  Management believes current cash balances, together with expected cash generated from future operations, will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses and this comprises substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for a total of $1.6 million in operating lease payments for transportation equipment and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

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

Forward-Looking Statements –Safe Harbor Provisions

This quarterly report for the period ended September 30, 2010 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A	- There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2	- None

Item 3.     -  None

Item 4.     -  Removed and reserved

Item 5.     -  None

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 12, 2010	By /s/K. S. Adams, Jr.
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