Form 10-K
period 2010-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2011-03-21
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
X__	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2010
OR
____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7908
ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)
Delaware	74-1753147	4400 Post Oak Pkwy Ste 2700	77027
		Houston, Texas
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Address of Principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (713) 881-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	NYSE Amex

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
YES ___NO _X_

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of the close of business on June 30, 2010 was $37,642,446 based on the closing price of $18.00 per one share of common stock as reported on the NYSE AMEX Exchange for such date.  A total of 4,217,596 shares of Common Stock were outstanding at March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2011 are incorporated by reference into Part III of this report.

PART I
Items 1 and 2.  BUSINESS AND PROPERTIES

Forward-Looking Statements –Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2010 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed by the Company with the Securities and Exchange Commission from time to time and the important factors described under “Item 1A. Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Business Activities

Adams Resources & Energy, Inc. (“ARE”) and its subsidiaries, collectively (the "Company"), are engaged in the business of marketing crude oil, natural gas and petroleum products, tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Adams Resources & Energy, Inc. is a Delaware corporation organized in 1973.  The Company’s headquarters are located in 20,700 square feet of leased office space at 4400 Post Oak Parkway, Suite 2700, Houston, Texas 77027 and the telephone number of that address is (713) 881-3600.  The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2010 are set forth in Note (8) of Notes to Consolidated Financial Statements included elsewhere herein.

Marketing Segment Subsidiaries

Gulfmark Energy, Inc. (“Gulfmark”), a subsidiary of ARE, purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan and New Mexico. During 2010, Gulfmark purchased approximately 69,000 barrels per day of crude oil at the wellhead or lease level. Gulfmark also operates 131 tractor-trailer rigs and maintains over 47 pipeline inventory locations or injection stations.  Gulfmark has the ability to barge oil from three oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 75,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products.  Gulfmark arranges transportation for sales to customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil.  During 2010, Gulfmark had sales to five customers that comprised 35.8 percent, 20.2 percent, 17.9 percent, 13 percent and 11 percent, respectively, of total Company wide revenues.  Management believes that a loss of any of these customers would not have a material adverse effect on the Company’s operations.  See also Note 3 of Notes to Consolidated Financial Statements.

Adams Resources Marketing, Ltd. (“ARM”), a subsidiary of ARE, operates as a wholesale purchaser, distributor and marketer of natural gas.  ARM’s focus is on the purchase of natural gas at the producer level. During 2010, ARM purchased approximately 258,000 million british thermal units (“mmbtu’s”) of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately 60 independent producers with the primary production areas being the Louisiana and Texas Gulf Coast and the offshore Gulf of Mexico region.   ARM provides value added services to its customers by providing access to common carrier pipelines and handling daily volume balancing requirements as well as risk management services.

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

Transportation Segment Subsidiary

Service Transport Company (“STC”), a subsidiary of ARE, transports liquid chemicals on a "for hire" basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list.  Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation.   Presently, STC operates 283 truck tractors of which 15 are independent owner-operator units and maintains 422 tank trailers.  In addition, STC maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 22 Company-owned acres in Houston, Texas.  This property includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system.  The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

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

Oil and Gas Segment Subsidiary

Adams Resources Exploration Corporation (“AREC”), a subsidiary of ARE, is actively engaged in the exploration and development of domestic oil and natural gas properties primarily in Texas and the south central region of the United States. AREC’s offices are maintained in Houston and the Company holds an interest in 347 wells of which 41 are Company operated.

Producing Wells--The following table sets forth the Company's gross and net productive wells as of December 31, 2010. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	69	9.36	130	11.56	199	20.92
Other	94	4.26	54	5.40	148	9.66
	163	13.62	184	16.96	347	30.58

Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2010.  Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.  The Company’s developed acreage is held by current production while undeveloped acreage is held by oil and gas leases with various remaining terms from six months to three years.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	92,782	10,027	213,627	16,783
Kansas	480	80	23,213	2,289
Other	7,499	913	5,496	858
	100,761	11,020	242,336	19,930

Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2010.  All drilling activity was onshore in Texas, Louisiana, Arkansas and Kansas.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	-	-	2	.10	2	.13
- Dry	12	.67	7	.94	2	.22

Development wells drilled
- Productive	41	1.77	24	1.35	17	1.06
- Dry	-	-	2	.10	7	.68
	53	2.44	35	2.49	28	2.09

Production and Reserve Information--The Company's estimated net quantities of proved oil and natural gas reserves and the standardized measure of discounted future net cash flows calculated at a 10% discount rate for the three years ended December 31, 2010, are presented in the table below (in thousands):

	December 31,
	2010	2009	2008
Crude oil (thousands of barrels)	267	242	230
Natural gas (thousands of mcf)	7,794	7,248	6,443
Standardized measure of discounted future
net cash flows from oil and natural gas reserves	$16,672	$9,305	$11,547

The estimated value of oil and natural gas reserves and future net revenues from oil and natural gas reserves was made by the Company's independent petroleum engineers.  The reserve value estimates provided at each of December 31, 2010, 2009 and 2008 are based on market prices of $76.14, $58.43 and $37.87 per barrel for crude oil and $5.26, $4.05 and $5.65 per mcf for natural gas, respectively.  For 2010 and 2009, such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by Security & Exchange Commission regulations.  For 2008, the price reflects the market price on December 31, 2008.

Reserve estimates are based on many subjective factors.  The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data, and reservoir engineering data, the pricing assumptions utilized as well as the skill and judgment of petroleum engineers in interpreting such data.  The process of estimating reserves requires frequent revision of estimates as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data.  In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and natural gas producing properties.  Such estimates do not necessarily portray a realistic assessment of current value or future performance of such properties. Such revenue calculations are based on estimates as to the timing of oil and natural gas production, and there is no assurance that the actual timing of production will conform to or approximate such estimates.  Also, certain assumptions have been made with respect to pricing. The estimates assume prices will remain constant from the date of the engineer's estimates, except for changes reflected under natural gas sales contracts.  There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and natural gas.

The Company's oil and natural gas production for the three years ended December 31, 2010 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2010	54,000	1,365,000
2009	49,500	1,304,000
2008	50,500	1,243,000

Certain financial information relating to the Company's oil and natural gas division revenues and earnings is summarized as follows:
	Years Ended December 31,
	2010	2009	2008
Average oil and condensate
sales price per barrel	$77.09	$58.10	$99.25
Average natural gas
sales price per mcf	$5.02	$4.43	$9.84
Average production cost, per equivalent
barrel, charged to expense	$13.99	$13.25	$18.34

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

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks.  While the Company does not own or operate underground tanks as of December 31, 2010, historically the Company has been an owner and operator of underground storage tanks.  The EPA's Office of Underground Tanks and applicable state laws establish regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and non-sudden accidental releases arising from operating underground tanks.  In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks.  Should leakage develop in an underground tank, the operator is obligated for clean up costs.  During the period when the Company was an operator of underground tanks, it secured insurance covering both third party liability and clean up costs.

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.  The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business.  Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement action(s), which could materially and adversely affect the Company's business.  The Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation. However, given the nature of the Company’s business, the Company is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.  At December 31, 2010, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2010 the Company employed 740 persons, 15 of whom were employed in the exploration and production of oil and gas, 299 in the marketing of crude oil, natural gas and petroleum products, 405 in transportation operations, and 21 in administrative capacities.  None of the Company's employees are represented by a union.  Management believes its employee relations are satisfactory.

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

Adams Resources & Energy, Inc.
ATTN:  Richard B. Abshire
4400 Post Oak Parkway, Suite 2700
Houston, Texas 77027

Item 1A. RISK FACTORS

Economic developments could damage operations and materially reduce profitability and cash flows.

Initially in 2008, disruptions in the credit markets and concerns about global economic growth had a significant adverse impact on global financial markets and commodity prices.  At times, these factors contributed to a decline in the Company’s stock price and corresponding market capitalization.  During 2010, general economic conditions improved and the Company experienced a more normal operating environment with improved commodity prices.  Should commodity prices return to a period of rapid decline, future earnings will be reduced.  Since the Company has no bank debt obligations nor covenants tied to its stock price, potential declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets experience volatility and the availability of funds remains limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

General economic conditions could reduce demand for chemical based trucking services.

Customer demand for the Company’s products and services is substantially dependent upon the general economic conditions for the United States which has been slow in years past.  In particular, demand for liquid chemical truck transportation services is dependent on activity within the petrochemical sector of the U. S. economy.  Chemical sector demand typically varies with the housing and auto markets as well as the relative strength of the U. S. dollar to foreign currencies.  A relatively strong U.S. dollar exchange rate tends to suppress export demand for petrochemicals which is adverse to the Company’s transportation operation.  Conversely, a weak U. S. dollar exchange rate tends to stimulate export demand for petrochemicals.

The Company’s business is dependent on the ability to obtain trade and other credit.

The Company’s future development and growth depends in part on its ability to successfully obtain credit from suppliers and other parties.  Trade credit arrangements are relied upon as a significant source of liquidity for capital requirements not satisfied by operating cash flow.

Should global financial markets and economic conditions disrupt and reduce the stability of financial markets in general and the solvency of creditors specifically, the availability of funding from credit markets would be reduced as many lenders and institutional investors would enact tighter lending standards, refuse to refinance existing debt on terms similar to current debt or in some cases, cease to provide funding to borrowers.  These issues coupled with weak economic conditions would make it more difficult for the Company and its suppliers and customers to obtain funding.

If the Company is unable to obtain trade or other forms of credit on reasonable and competitive terms, its ability to continue its marketing and exploration businesses, pursue improvements, and continue future growth will be limited.  There is no assurance that the Company will be able to maintain future credit arrangements on commercially reasonable terms.

The financial soundness of customers could affect the Company’s business and operating results

Constraints in the financial markets and other macro-economic challenges that might affect the economy of the United States and other parts of the world could cause the Company’s customers to experience cash flow concerns.  As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers would not be able to pay, or may delay payment of, accounts receivable owed to the Company.  Any inability of current and/or potential customers to pay for services may adversely affect the Company’s financial condition and results of operations.

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

Escalating diesel fuel prices could have an adverse effect on the Company

As an integral part of the Company’s marketing and transportation businesses, the Company operates a fleet of over 400 truck-tractors and diesel fuel costs are a significant component of operating expense.  Such costs generally fluctuate with increasing and decreasing world crude oil prices. While the Company attempts to recoup rising diesel fuel costs through the pricing of its services, to the extent such costs escalate, operating earnings will generally be adversely affected.

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

Transportation of hazardous materials and the oil and gas business involves certain operating hazards such as well blowouts, automobile accidents, explosions, fires and pollution.  Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose the Company to liability.  The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition, or could result in a loss of the Company’s properties and may even threaten survival of the enterprise.

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

The Internal Revenue Service, the United States Treasury Department and Congress and the states frequently review federal or state income tax legislation.  The Company cannot predict whether, when or to what extent new federal or state tax laws, regulations, interpretations or rulings will be adopted.  Any such legislative action may prospectively or retroactively modify tax treatment and, therefore, may adversely affect taxation of the Company.  On February 14, 2011, the Office of Management and Budget released a summary of the proposed U.S. federal budget for fiscal year 2012.  The proposed budget repeals certain tax incentives including the ability to fully deduct intangible drilling costs in the year incurred.  Should such provisions become law, the Company’s tax payments would increase with a potentially negative impact on cash flows and drilling activities.

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

Several proposals are before the U.S. Congress that, if implemented, would either prohibit the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act.   The Company routinely participates in wells where fracturing techniques are utilized to expand the available space for natural gas and oil to migrate toward the well-bore.  It is typically done at substantial depths in very tight formations.  Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new federal restrictions could result in increased compliance costs or additional operating restrictions.

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

Future success depends in part on the Company’s ability to find, develop and acquire additional oil and natural gas reserves.  Without successful acquisition or exploration activities, reserves and revenues will decline as a result of current reserves being depleted by production.  The successful acquisition, development or exploration of oil and natural gas properties requires an assessment of recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities, and other factors. These assessments are necessarily inexact. As a result, the Company may not recover the purchase price of a property from the sale of production from the property, or may not recognize an acceptable return from properties acquired. In addition, exploration and development operations may not result in any increases in reserves. Exploration or development may be delayed or cancelled as a result of inadequate capital, compliance with governmental regulations or price controls or mechanical difficulties.  In the future, the cost to find or acquire additional reserves may become prohibitive.

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

Security issues exist relating to drivers, equipment and terminal facilities

The Company transports liquid combustible materials such as gasoline and petrochemicals and such materials may be a target for terrorist attacks.  While the Company employs a variety of security measures to mitigate the risk of such events no assurance can be given that such events will not occur.

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

The Company's common stock is traded on the NYSE Amex, formerly known as the American Stock Exchange, under the ticker symbol “AE”.  The following table sets forth the high and low sales prices of the common stock as reported by the NYSE Amex for each calendar quarter since January 1, 2009.

	American Stock Exchange
	High	Low
2009
First Quarter	$18.40	$12.66
Second Quarter	18.49	12.75
Third Quarter	21.95	14.83
Fourth Quarter	25.18	19.18

2010
First Quarter	$23.39	$17.40
Second Quarter	19.95	15.25
Third Quarter	21.49	16.00
Fourth Quarter	24.95	17.86

At March 10, 2011 there were approximately 253 shareholders of record of the Company's common stock and the closing stock price was $25.97 per share.  The Company has no securities authorized for issuance under equity compensation plans.  The Company made no repurchases of its stock during 2010 and 2009.

On December 15, 2010, the Company paid an annual cash dividend of $.54 per common share to common stockholders of record on December 1, 2010.  On December 15, 2009, the Company paid an annual cash dividend of $.50 per common share to common stockholders of record on December 1, 2009.  Such dividends totaled $2,277,540 and $2,108,798 for each of 2010 and 2009, respectively.

Performance Graph

The performance graph shown below was prepared under the applicable rules of the SEC based on data supplied by Research Data Group.  The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time.  The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2005 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note:  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Total Return To Shareholders
(Includes reinvestment of dividends)

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec05	Dec06	Dec07	Dec08	Dec09	Dec10
Adams Resources & Energy, Inc.	100	133.65	116.48	79.61	105.65	119.21
S&P 500 Index	100	115.80	122.16	76.96	97.33	111.99
S&P 500 Integrated Oil & Gas Index	100	134.83	175.08	136.93	135.17	160.64

Item 6.  SELECTED FINANCIAL DATA

FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Revenues:
Marketing	$2,144,082	$1,889,583	$4,074,677	$2,558,545	$2,167,502
Transportation	56,867	44,895	67,747	63,894	62,151
Oil and natural gas	11,021	8,650	17,248	13,783	16,950
	$2,211,970	$1,943,128	$4,159,672	$2,636,222	$2,246,603
Operating Earnings:
Marketing	$16,724	$17,487	$(2,704)	$20,152	$12,975
Transportation	6,623	2,128	4,245	5,504	5,173
Oil and gas operations	(1,757)	(3,625)	(3,348)	(2,853)	5,355
Oil and gas property sale	-	-	-	12,078	-
General and administrative	(9,044)	(9,589)	(9,667)	(10,974)	(8,536)
	12,546	6,401	(11,474)	23,907	14,967
Other income (expense):
Interest income	191	125	1,103	1,741	965
Interest expense	(36)	(25)	(187)	(134)	(159)
Earnings (loss) from continuing operations
before income taxes	12,701	6,501	(10,558)	25,514	15,773

Income tax (provision) benefit	(4,070)	(2,352)	4,986	(8,458)	(5,290)

Net earnings (loss)	$8,631	$4,149	$(5,572)	$17,056	$10,483

Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share	$2.05	$.98	$(1.32)	$4.04	$2.49

Dividends per common share	$.54	$.50	$.50	$.47	$.42

Financial Position

Working capital	$39,978	$38,372	$41,559	$50,572	$35,208
Total assets	301,305	249,401	210,926	357,075	289,287
Long-term debt, net of
current maturities	-	-	-	-	3,000
Shareholders’ equity	90,155	83,801	81,761	89,442	74,368
Dividends on common shares	2,277	2,109	2,109	1,982	1,771
________________________________

Notes:
-	In 2007, certain oil and natural gas producing properties were sold for $14.9 million producing a net gain of $12.1 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Marketing revenues, operating earnings and depreciation are as follows (in thousands):

	2010	2009	2008
Revenues
Crude oil	$2,005,301	$1,770,600	$3,849,531
Natural gas	10,592	14,232	11,586
Refined products	128,189	104,751	213,560
Total	$2,144,082	$1,889,583	$4,074,677

Operating Earnings (loss)
Crude oil	$13,530	$15,404	$(4,545)
Natural gas	3,073	2,749	2,247
Refined products	121	(666)	(406)
Total	$16,724	$17,487	$(2,704)

Depreciation
Crude oil	$2,320	$1,997	$2,039
Natural gas	44	166	163
Refined products	503	533	565
Total	$2,867	$2,696	$2,767

Supplemental volume and price information is:

	2010	2009	2008

Field Level Purchases per day (1)
Crude Oil – barrels	69,000	66,100	67,800
Natural Gas – mmbtu’s	258,000	363,000	437,000

Average Purchase Price
Crude Oil – per barrel	$77.20	$58.32	$99.72
Natural Gas – per mmbtu	$4.28	$3.75	$8.63

(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Comparison 2010 to 2009

Crude oil revenues were elevated by 13 percent in 2010 due to both volume and price increases.  Average crude oil prices increased by 33 percent and crude oil lease level volumes improved by 4 percent as shown in the table above.  Total revenue grew by less than the amount indicated by pricing because certain buy/sell arrangements are reported on a net revenue basis and as a result, a change in the Company’s customer mix will increase or decrease comparative reported revenues.  During 2010 a larger portion of sales were reported on a net revenue basis, partially offsetting the effect of increased average prices and volumes.

Increased crude oil prices boosted operating earnings during 2010.  The average acquisition price of crude oil moved from $75 per barrel at the beginning of the year to $88 per barrel for December 2010 resulting in inventory liquidation gains totaling $2,272,000.  Similarly, during 2009, crude oil prices rose from the $41 per barrel range in January to the $75 per barrel range by December 2009 producing a $5,780,000 inventory liquidation gain.  As of December 31, 2010, the Company held 146,269 barrels of crude oil inventory at an average price of $88.26 per barrel.

Diesel fuel expense which tends to fluctuate in tandem with crude oil prices also has a significant impact on operating earnings.  A relatively low level of diesel fuel costs during 2009, served to improve comparative operating earnings for such year.  The impact on crude oil operating earnings from inventory liquidation gains and diesel fuel cost is summarized as follows (in thousands):

	2010	2009	2008
As reported operating earnings	$13,530	$15,404	$(4,545)
Inventory liquidation (gains)	(2,272)	(5,780)	11,883

	$11,258	$9,624	$7,338

Diesel fuel expense	$6,001	$4,612	$7,271

During 2010, the Company has generally experienced an increase in per unit margins as the increasing cost to procure supply has lagged end market pricing.  This pricing scenario has been driven, in large part, by recent new production trends in the Eagle Ford shale formation of South Texas.  This trend looks to continue as the Eagle Ford formation is currently an active area for drilling for several of the Company’s suppliers.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, gross margins were reduced during 2010 as average field level purchase volumes were off 29 percent for the period (see table above). Current volume declines resulted from the Company’s suppliers curtailing drilling activity due to lower natural gas prices.  In addition, development of the United States’ natural gas infrastructure including more diverse areas of production and expanded pipeline and storage capacity have served to reduce purchase opportunities and per unit margins.  In contrast to the gross margin trend, the Company’s natural gas marketing personnel were able to adjust marketplace strategy and capture additional margin opportunities which bolstered operating earnings for the current year.

Operating earnings for the refined products segment improved in 2010 as the United States economy stabilized. Both 2009 and 2008 suffered from the downturn in the domestic economy which began during the third quarter of 2008.  Due to customer financial stability concerns, refined product operating earnings were additionally impacted in 2009 and 2008 when the bad debt provision was increased by approximately $560,000 and $700,000, respectively.  The Company focused on cost controls and instituted personnel cut-backs in the fourth quarter of 2009 to restore profitability to this segment.

Comparison 2009 to 2008

Crude oil revenues declined for 2009 by 54 percent relative to 2008 because of significantly lower average crude oil prices as shown in the table above.  While comparative overall crude oil prices were reduced in 2009, the direction of change in price was generally increasing during the period leading to the operating gains as discussed above.

As shown on the comparative table above, natural gas gross margins spiked in 2009 at $14,232,000.  This result occurred because in 2009 the Company elected to ship more of its gas supply on the interstate and intrastate pipeline systems.  This strategy boosted unit gross margins but also increased pipeline transportation expense, a deduction for operating margins.

Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.  See also discussion under Item 1A Risk Factors.

-           Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2010		2009		2008
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$56,867	27%	$44,895	(34)%	$67,747	6%

Operating earnings	$6,623	211%	$2,128	(50)%	$4,245	(23)%

Depreciation	$4,288	8%	$3,970	3%	$3,843	(10)%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

Comparison 2010 to 2009

Revenues and operating results improved for the transportation segment in 2010 due to increased customer demand.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for such products has substantially recovered from the slow down occurring in 2009.  Serving to improve customer demand was a recovering United States economy, relatively low natural gas prices and improved export demand for petrochemicals.  In addition, during the recent economic downturn, the trucking industry reduced capacity by retiring older units without replacement.  Following recent demand improvement, industry capacity has been strained allowing rate increases and improved overall profitability.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend results because the fixed cost components of the Company’s operation do not vary with changing revenues.  As currently configured, operating earnings project at break-even levels when annual revenues average approximately $47 million.  Above that level, operating earnings will grow and below that level losses result.

Transportation segment depreciation increased in 2010 as older fully depreciated tractor units were replaced with new model year vehicles.  The purchase of 200 current model year tractor and trailer units at an estimated cost of approximately $20 million is planned for 2011 through midway 2012.

Comparison 2009 to 2008

Revenues and operating results turned downward for the transportation segment in 2009 due to reduced customer demand beginning in the third quarter of 2008.  The national economic recession occurring at the time   severely and adversely impacted this segment of the Company’s business.  Typically, as revenues decline, operating earnings decline at a faster rate, as measured by percentage, due to the fixed cost components of operating costs.  In March 2009, the Company instituted cost cutting measures including a reduction in personnel levels in order to better align costs with a lower level of revenues.  As a result, the rate of decline in operating earnings slowed relative to the rate of decline in revenues beginning in the second quarter of 2009 and these cost cutting measures contributed to a stronger than normal level of improvement in 2010 when customer demand resumed.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices.  Comparative amounts for revenues, operating earnings and depreciation and depletion were as follows (in thousands):

	2010		2009		2008
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$11,021	27%	$8,650	(50)%	$17,248	25%

Operating earnings (loss)	(1,757)	51%	(3,625)	8%	(3,348)	17%

Depreciation and depletion	4,662	28%	3,654	(46)%	6,763	16%

Producing property impairments	946	(30)%	1,350	(56)%	3,078	153%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

The revenue and earnings improvement for the oil and gas segment is attributable to crude oil and natural gas volume and price increases as shown in the table below.  Volumes improved with the results of recent drilling efforts.  Operating earnings in 2010 also benefited from reduced exploration and impairment expenses as shown in the second table below.  As shown above, depreciation and depletion expense was reduced in 2009 because a significant decline in hydrocarbon prices at year-end December 31, 2008 caused significant producing property impairment provisions to be recorded during 2008 and such charges reduced the level of capitalized costs for amortizing in 2009.

Comparative volumes and prices were as follows:

	2010		2009		2008

Production Volumes
- Crude Oil	54,000	bbls	49,500	bbls	50,500	bbls
- Natural Gas	1,365,000	mcf	1,304,000	mcf	1,243,000	mcf

Average Price
- Crude Oil	$77.09	bbls	$58.10	bbls	$99.25	bbls
- Natural Gas	$5.02	mcf	$4.43	mcf	$9.84	mcf

Comparative exploration and impairment costs were as follows (in thousands):

	2010	2009	2008
Dry hole expense	$1,894	$661	$2,421
Prospect impairment	1,277	2,423	2,834
Seismic and geological	62	734	775

Total	$3,233	$3,818	$6,030

During 2010, the Company participated in the drilling of 53 wells with 41 successful and 12 dry holes. Additionally, the Company had twenty-one wells in process on December 31, 2010 with ultimate evaluation anticipated during 2011.    Converting natural gas volumes to equate with crude oil volumes at a ratio of six to one, oil and gas production volumes and proved reserve changes summarized as follows on an equivalent barrel (Eq. Bbls) basis:

	2010	2009	2008
	(Eq. Bbls.)	(Eq. Bbls.)	(Eq. Bbls.)

Proved reserves – beginning of year	1,450,000	1,304,000	1,475,000
Estimated reserve additions	536,000	439,000	395,000
Production volumes	(282,000)	(267,000)	(258,000)
Revisions of previous estimates	(138,000)	(26,000)	(308,000)

Proved reserves - end of year	1,566,000	1,450,000	1,304,000

During 2010 and in total for the three year period ended December 31, 2010, estimated reserve additions represented 190 percent and 172 percent, respectively, of production volumes.

The Company’s current drilling and exploration efforts are primarily focused as follows:

East Texas Project

Beginning in 2005, the Company began acquiring acreage interests in Nacogdoches and Shelby counties of East Texas.  Subsequent drilling activity produced 26 productive wells through the end of 2009.  Drilling activity in the area’s Haynesville shale formation increased dramatically in 2010, primarily to maintain the Company’s leasehold position for future development drilling as natural gas prices improve.  Twenty-two successful wells were drilled with no dry holes during 2010, bringing the total number of Haynesville shale wells to thirty-four including wells in progress at year end.  Last year the Company, with its partner, acquired an additional 19,000 acres in Angelina County due south of the Company’s original acreage position.  Acreage maintained by production now totals approximately 37,000 gross acres with approximately 54,000 gross acres remaining to be drilled.  The Company’s working interest in this project varies from two percent to five percent and the Company’s acreage position net to its interest is approximately 3,200 acres.  Thirty-four additional wells are planned in this area in 2011.

Austin County Project

In 2008, the Company elected to participate in the exploitation of an existing 3-D seismic survey over the Raccoon Bend Dome located in Austin County, Texas.  The oil prospect was to test deeper zones that had not been adequately evaluated by earlier drilling.  Seven wells were drilled in 2010 bringing the total number of wells drilled in the prospect to eleven with eight of the eleven successfully completed as oil wells.  Drilling on this project will continue in 2011 with three or four wells planned back to back during the second quarter.  The operator of the property has identified additional locations that may also be drilled in 2011.  The Company has an 8% working interest in this prospect.

South Central Kansas Project

The Company is participating with a 10 percent working interest in a large 3-D seismic survey in South Central Kansas and has a working interest in 23,693 gross acres.  A number of prospects have been identified and four wells were drilled in 2010.  Two of these wells were completed with marginal success and a third well is currently testing after frac.  The fourth well was not successful.  The seismic is being reevaluated and additional drilling is planned for 2011.

West Texas Project

Beginning in 2008, the Company participated in the acquisition and development of approximately 48,000 acres in the Wolfcamp formation of Irion County, Texas.  Initial results did not meet expectations and a second third party operator was brought into the project.  Twelve Wolfcamp shale wells have now been drilled with seven such wells being horizontal developments.  Recent results are positive with initial flow rates over 500 barrels of oil per day.  Twenty four wells are planned for drilling on this acreage in 2011 and the Company has an approximate two percent working interest in this project.

Subsequent Property Sale

In January 2011, the Company completed the sale of its interest in certain producing oil and gas properties located in the on-shore Gulf Coast region of Texas.  Proceeds from the sale totaled $6.2 million and the Company will report a pre-tax gain of approximately $2.7 million from this transaction during the first quarter of 2011.  Total proved reserves sold were approximately 26,000 barrels of crude oil and 2,148,000 mcf of natural gas.  Sales negotiations were conducted by the third party operator of the properties on behalf of all working interest owners and the transaction was completed with a separate third party investment entity.  The Company’s proportionate interest in the transaction was approximately 5 percent and the Company elected to participate in the sale due to attractive pricing.  Proceeds from the sale will be used for general working capital purposes.

-	General and administrative, interest income and income tax

General and administrative expenses were consistent during the five year review period ending December 31, 2010 except during 2007 such costs were elevated due to federally mandated Sarbanes-Oxley compliance costs.  Interest income declined for 2010 and 2009 as interest rates on overnight deposits declined to near zero following the significant turmoil that occurred in the financial markets during the fall of 2008.  The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Outlook

The marketing and transportation segments have been performing at expected levels and business currently looks to be holding firm.  Increased crude oil production in the Company’s South Texas marketing area is also occurring as the Eagle Ford shale play is being developed by third party operators in the region.  In contrast to the recent strength in the crude oil markets, natural gas prices have been in decline, falling at times to below $4 per mcf.  Despite low natural gas prices, the Company’s recent drilling success has improved oil and gas segment earnings and management believes this earnings trend will continue.

The Company has the following major objectives for 2011:

-	Maintain marketing operating earnings at the $15 million level exclusive of inventory valuation gains or losses.

-	Maintain transportation operating earnings at the $6 million level.

-	Establish oil and gas operating earnings at the $5 million level and replace 2011 production with current reserve additions.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided from operating activities, which was $36,928,000, $22,285,000 and $13,639,000 for each of 2010, 2009 and 2008, respectively.  As of December 31, 2010 and 2009, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $29,032,000 as of December 31, 2010, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $36,928,000 as of December 31, 2010.

Capital expenditures during 2010 included $10,722,000 for marketing and transportation equipment additions, primarily consisting of trucks-tractors, and $11,699,000 in property additions associated with oil and gas exploration and production activities.  For 2011, the Company anticipates expending an additional approximately $24 million on oil and gas exploration projects.  In addition, approximately $20 million will be expended during 2011 for the purchase of 200 trucks-tractors for the transportation segment and approximately $7 million will be expended for the purchase of 50 trucks-tractors and trailers for the marketing segment with funding for such purchase from available cash flow.  These units will serve to replace older units and to increase the marketing and transportation fleets.  Funding for these 2011 projects will be from operating cash flow and available working capital.  However, the Company has also initiated discussion with a bank about establishing a working capital line of credit in order to provide an additional source of capital should the need arise to fund the anticipated projects.  Further, within certain constraints, the proposed projects can be delayed or cancelled should funding become unavailable.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,150,000 as of December 31, 2010 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchase from the Company.  Such cash collateral held by the Company totaled $1,700,000 as of December 31, 2010.  The Company also maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of stand-by letters of credit to the Company’s suppliers of crude oil and natural gas (see Note 1 to Financial Statements).  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil and natural gas supply.  As of December 31, 2010, letters of credit outstanding totaled $23.9 million.  Management believes current cash balances, together with expected cash generated from future operations, will be sufficient to meet short-term and long-term liquidity needs.

Historically, the Company pays an annual dividend in the fourth quarter of each year, and the Company paid a $.54 per common share dividend or $2,277,000 to shareholders of record as of December 1, 2010.

The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A. Risk Factors in this annual report of Form 10-K).

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements primarily with independent truck owner-operators in order to provide truck-tractor equipment for the Company’s fleet.  Any commitments with independent truck owner-operators are on a month-to-month basis.  In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  Such contracts require certain minimum monthly payments for the term of the contracts.   All operating lease commitments qualify for off-balance sheet treatment.  Rental expense for the years ended December 31, 2010, 2009, and 2008 was $5,870,000, $6,898,000 and $13,423,000, respectively.  As of December 31, 2010, rental commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years are payable as follows:  2011 - $2,070,000; 2012 - $1,539,000; 2013 - $1,427,000; 2014 - $748,000; 2015 – $480,000 and $1,080,000 thereafter.

Contractual Cash Obligations

The Company has no capital lease obligations.  The Company has entered into certain operating leasing arrangements and terminal access agreements for tankage, truck-tractors, trailers and office space.    A summary of the payment periods for contractual cash obligations is as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total

Lease payments	$2,070	$1,539	$1,427	$748	$480	$1,080	$7,344

In addition to its lease financing obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities.  Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations.  Approximate commodity purchase obligations as of December 31, 2010 are as follows (in thousands):

	January	Remaining
	2011	2011	2012	2013	Thereafter	Total
Crude Oil	$186,904	$5,296	$-	$-	$-	$192,200
Natural Gas	22,872	125	-	-	-	22,997
	$209,776	$5,421	$-	$-	$-	$215,197

Insurance

From time to time, the marketplace for all forms of insurance enters into periods of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable.  The Company’s primary insurance needs are in the areas of worker’s compensation, automobile and umbrella coverage for its trucking fleet and medical insurance for employees.  During each of 2010, 2009 and 2008, insurance costs were stable and totaled $10 million, $10.5 million and $10.6 million, respectively.  Overall insurance cost may experience renewed rate increases during 2011.  Since the Company is generally unable to pass on such cost increases, any increase will need to be absorbed by existing operations.

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

Critical Accounting Policies and Use of Estimates

Fair Value Accounting

The Company enters into certain forward commodity contracts that are required to be recorded at fair value and such contracts are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during 2010, 2009 and 2008.

The Company utilizes a market approach to valuing its commodity contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts.  Such contracts typically have durations that are less than 18 months.  As of December 31, 2010, all of the Company’s market value measurements were based on either quoted prices in active markets (Level 1 inputs) or from inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Note 1 to the Consolidated Financial Statements.

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

Oil and Gas Reserve Estimate

The value of the capitalized cost of oil and natural gas exploration and production related assets are dependent on underlying oil and natural gas reserve estimates.  Reserve estimates are based on many subjective factors.  The accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data, the pricing assumptions utilized as well as the skill and judgment of petroleum engineers in interpreting such data.  The process of estimating reserves requires frequent revision of estimates (usually on an annual basis) as additional information becomes available. Calculations of estimated future oil and natural gas revenues are also based on estimates of the timing of oil and natural gas production, and there are no assurances that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing.  The Company’s estimates assume prices will remain constant from the date of the engineer’s estimates, except for changes reflected under natural gas sales contracts.  There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation, political conditions, economic conditions, weather conditions, market uncertainty and other factors impact the market price for oil and natural gas.

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

Recent Accounting Pronouncements

In December 2008, the Securities and Exchange Commission released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit, (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices and (d) disclose the development of any proved undeveloped reserves (PUD’s) including the total quantity of PUD’s at year-end, material changes to PUD’s during the year, investments and progress toward the development of PUD’s and an explanation of the reasons why material concentrations of PUD’s have remained undeveloped for five years or more after disclosure as PUD’s.  The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively.  The disclosures required by this ruling became effective beginning December 31, 2009.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures About Fair Value Measurements" (ASU 2010-06), which amends the Fair Value Measurements and Disclosures Topic of the ASC (ASC Topic 820).  Among other provisions, ASC Topic 820 establishes a fair value hierarchy that prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy. This amendment requires new disclosures on the value of, and the reason for, transfers in and out of Levels 1 and 2 of the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements within Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements on levels of disaggregation and about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide additional disclosures regarding Level 3 measurements which is effective for interim and annual reporting periods beginning after December 15, 2010.

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

Interest Rate Risk

The Company had no long-term debt outstanding at December 31, 2010 and 2009.  A hypothetical ten percent adverse change in the floating rate would not have a material effect on the Company’s results of operations for the fiscal year ended December 31, 2010.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles in the United States. The fair value of such contracts is reflected in the balance sheet as fair value assets and liabilities and any revaluation is recognized on a net basis in the Company’s results of operations.  See discussion under “Fair Value Measurements” in Note 1 to the Consolidated Financial Statements.

Historically, prices received for oil and natural gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2009 through December 31, 2010 natural gas price realizations ranged from a monthly low of $2.96 per mmbtu to a monthly high of $5.80 per mmbtu.  Crude oil prices ranged from a monthly average low of $35.99 per barrel to a high of $88.34 per barrel during the same period. A hypothetical ten percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $2,393,000 and $2,270,000 for the comparative years ended December 31, 2010 and 2009, respectively.

ITEM 8.  FINANCIAL STATEMENTS

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2010 and 2009	29

Consolidated Statements of Operations for the Years Ended
December 31, 2010, 2009 and 2008	30

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2010, 2009 and 2008	31

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010, 2009 and 2008	32

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for oil and natural gas reserves and disclosures on December 31, 2009.

/s/DELOITTE & TOUCHE LLP

Houston, Texas
March 21, 2011

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$29,032	$16,806
Accounts receivable, net of allowance for doubtful accounts of
$1,064 and $1,681, respectively	190,169	155,941
Inventories	14,591	15,260
Fair value contracts	2,764	1,581
Income tax receivable	2,316	2,171
Prepayments	8,104	10,804

Total current assets	246,976	202,563

PROPERTY AND EQUIPMENT:
Marketing	25,407	19,787
Transportation	43,131	38,859
Oil and gas (successful efforts method)	73,011	73,843
Other	188	171
	141,737	132,660

Less – Accumulated depreciation, depletion and amortization	(94,148)	(90,355)
	47,589	42,305
OTHER ASSETS:
Oil and gas property held for sale	3,389	-
Deferred income tax asset	374	1,290
Cash deposits and other	2,977	3,243
	$301,305	$249,401
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$200,763	$158,176
Accounts payable – related party	9	75
Fair value contracts	1,478	1,331
Accrued and other liabilities	3,894	3,872
Current deferred income taxes	854	737
Total current liabilities	206,998	164,191

LONG-TERM DEBT	-	-

OTHER LIABILITIES:
Asset retirement obligations	1,390	1,315
Deferred taxes and other liabilities	2,762	94
	211,150	165,000

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	78,040	71,686
Total shareholders’ equity	90,155	83,801
	$301,305	$249,401

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
REVENUES:
Marketing	$2,144,082	$1,889,583	$4,074,677
Transportation	56,867	44,895	67,747
Oil and natural gas	11,021	8,650	17,248
	2,211,970	1,943,128	4,159,672
COSTS AND EXPENSES:
Marketing	2,124,491	1,869,400	4,074,614
Transportation	45,956	38,797	59,659
Oil and gas operations	8,116	8,621	13,833
General and administrative	9,044	9,589	9,667
Depreciation, depletion and amortization	11,817	10,320	13,373
	2,199,424	1,936,727	4,171,146

Operating Earnings (Loss)	12,546	6,401	(11,474)

Other Income (Expense):
Interest income	191	125	1,103
Interest expense	(36)	(25)	(187)

Earnings (loss) before income taxes	12,701	6,501	(10,558)

Income Tax (Provision) Benefit:
Current	(371)	(1,280)	(1,689)
Deferred	(3,699)	(1,072)	6,675
	(4,070)	(2,352)	4,986

Net Earnings (Loss)	$8,631	$4,149	$(5,572)

EARNINGS (LOSS) PER SHARE:
Basic and diluted net earnings (loss) per share	$2.05	$.98	$(1.32)

 The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2008	$422	$11,693	$77,327	$89,442
Net earnings	-	-	(5,572)	(5,572)
Dividends paid on common stock	-	-	(2,109)	(2,109)
BALANCE, December 31, 2008	$422	$11,693	$69,646	$81,761
Net earnings (loss)	-	-	4,149	4,149
Dividends paid on common stock	-	-	(2,109)	(2,109)
BALANCE, December 31, 2009	$422	$11,693	$71,686	$83,801
Net earnings	-	-	8,631	8,631
Dividends paid on common stock	-	-	(2,277)	(2,277)
BALANCE, December 31, 2010	$422	$11,693	$78,040	$90,155

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
CASH PROVIDED BY OPERATIONS:
Net earnings (loss)	$8,631	$4,149	$(5,572)
Adjustments to reconcile net earnings (loss) to net cash
from operating activities-
Depreciation, depletion and amortization	11,817	10,320	13,373
Property sale (gains) losses	94	(177)	354
Dry hole costs incurred	1,894	661	2,421
Impairment of oil and natural gas properties	2,224	3,773	5,911
Provision for doubtful accounts	29	430	1,059
Deferred income taxes	3,699	1,072	(6,675)
Net change in fair value contracts	(1,036)	251	1,238
Decrease (increase) in accounts receivable	(34,257)	(36,515)	141,250
Decrease (increase) in inventories	669	(1,053)	569
Decrease (increase) in income tax receivable	(145)	1,458	(1,075)
Decrease (increase) in prepayments	2,700	(5,580)	(1,456)
Increase (decrease) in accounts payable	40,521	43,069	(137,548)
Increase (decrease) in accrued and other liabilities	(406)	(58)	223
Other changes, net	494	485	(433)
Net cash provided by operating activities	36,928	22,285	13,639

INVESTING ACTIVITIES:
Property and equipment additions	(22,421)	(22,390)	(17,688)
Insurance and state collateral (deposits) refunds	(151)	(192)	502
Proceeds from property sales	147	1,004	167
Redemption of short-term investments	-	-	10,000
Investment in short-term investments	-	-	(10,000)
Net cash (used in) investing activities	(22,425)	(21,578)	(17,019)

FINANCING ACTIVITIES:
Dividend payments	(2,277)	(2,109)	(2,109)
Net cash (used in) financing activities	(2,277)	(2,109)	(2,109)

Increase (decrease) in cash and cash equivalents	12,226	(1,402)	(5,489)

Cash and cash equivalents at beginning of year	16,806	18,208	23,697

Cash and cash equivalents at end of year	$29,032	$16,806	$18,208

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all  intercompany accounts and transactions.  The impact on the accompanying financial statements of events occurring after December 31, 2010 has been evaluated through the date of issuance of these financial statements.

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include any Treasury bill, commercial paper, money market fund or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in corporate and municipal bonds may also be made from time to time.  The Company invests in tax-free municipal securities in order to enhance the after-tax rate of return from short-term investments of cash.  The Company had no corporate bonds or municipal investments as of December 31, 2010 and 2009.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of Federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to the financial viability of such institutions.

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

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale. Components of inventory are as follows (in thousands):

	December 31,
	2010	2009
Crude oil	$12,909	$14,053
Petroleum products	1,682	1,207

	$14,591	$15,260

Prepayments

The components of prepayments and other are as follows (in thousands):
	December 31,
	2010	2009
Cash collateral deposits for commodity purchases	$5,150	$7,670
Insurance premiums	1,954	2,478
Natural gas imbalances	330	89
Rents, license and other	670	567

	$8,104	$10,804

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of December 31, 2010, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the years ended December 31, 2010, 2009 and 2008 there were $946,000, $1,350,000 and $3,078,000 impairment provisions on producing oil and gas properties, respectively.

Fair value measurements for producing oil and gas properties that were subject to fair value impairment for the years ended December 31, 2010 and 2009 summarized as follows (in thousands):

	Producing Properties Subject to Fair Value Impairment
	2010	2009
Net book value at January 1, 2010	$2,220	$1,744
Property additions	1,802	960
Depletion taken	(753)	(751)
Impairment valuation loss	(946)	(1,350)
Net book at December 31, 2010	$2,323	$603
Fair value measurements for producing oil and gas properties are based on Level 3 – Significant Unobservable Inputs – (see Fair Value Measurements below).

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity.  Accordingly, impairment provisions on non-producing properties totaling $1,277,000, $2,423,000 and $2,834,000 were recorded for the years ended December 31, 2010, 2009 and 2008, respectively.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

Cash Deposits and Other Assets

The Company has established certain deposits to support participation in its liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits.  Insurance collateral deposits are invested at the discretion of the Company’s insurance carrier and such investments primarily consist of intermediate term federal government bonds and bonds backed by federal agencies.  Components of cash deposits and other assets are as follows (in thousands):

	December 31,
	2010	2009
Insurance collateral deposits	$2,291	$2,648
State collateral deposits	166	271
Materials and supplies	520	324
	$2,977	$3,243

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying financial statements.  The Company’s gross revenues for crude oil contracts with a single counterparty were $1,415,844,000, $874,386,000 and $1,112,903,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Transportation customers are invoiced, and the related revenue is recognized, as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million stand-by letter of credit facility.  The Wells Fargo facility provides for the issuance of up to $40 million of stand-by letters of credit to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations.  Stand-by letters of credit issued totaled $23.9 million and 24.5 million as of December 31, 2010 and 2009, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  Management believes the Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $36,000, $25,000 and $187,000 during the years ended December 31, 2010, 2009 and 2008, respectively.  Income taxes paid during these same periods totaled $532,000, $1,152,000, and $3,768,000, respectively.  The Company also received a $2,000,000 income tax refund during 2009.  Non-cash investing activities for property and equipment in accounts payable were $2,868,000, $440,000 and $561,000 as of December 31, 2010, 2009 and 2008, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2010, 2009 and 2008.  There were no potentially dilutive securities during those periods.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include the oil and gas reserve volumes that form the foundation for (1) calculating depreciation, depletion and amortization and (2) deriving cash flow estimates to assess impairment triggers or estimated values associated with oil and gas property, revenue accruals, the provision for bad debts, insurance related accruals, income tax timing differences, contingencies and valuation of fair value contracts.

Income Taxes

Income taxes are accounted for under the provisions of the Income Taxes Topic of the ASC (ASC Topic 740).  ASC Topic 740 requires the asset and liability approach for accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis (see Note 2).

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2010 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$8,094	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	6,808	-
Less Counterparty Offsets	(5,330)	-	(5,330)	-
As Reported Fair Value Contracts	$2,764	$-	$1,478	$-

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

The Company only enters into commodity contracts with counterparties it believes to be creditworthy or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of December 31, 2010 and 2009, the Company was not holding nor had it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Statement of Operations for the years ended December 31, 2010 and 2009 as follows (in thousands):

	Gain (Loss)
Location	2010	2009	2008

Revenues - marketing	$1,036	$(251)	$(1,238)

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

Level 2 – (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical assets or liabilities but in markets that are not actively traded or in which little information is released to the public, (c) observable inputs other than quoted prices and (d) inputs derived from observable market data.  Source data for Level 2 inputs include information provided by the NYMEX, the Intercontinental Exchange “ICE”, published price data and indices, third party price survey data and broker provided forward price statistics.

Level 3 – Unobservable market data inputs for assets or liabilities.

As of December 31, 2010, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$-	$2,764	$-	$2,764
- Current liabilities	(118)	(1,360)	-	(1,478)
Net Value	$(118)	$1,404	$-	$1,286

As of December 31, 2009, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives
- Current assets	$224	$1,357	$-	$1,581
- Current liabilities	-	(1,331)	-	(1,331)
Net Value	$224	$26	$-	$250

The Company’s gross transaction volumes for physically settled energy trading contracts were approximately 93,827,000 mmbtu’s, 132,488,000 mmbtu’s, and 159,505,000 mmbtu’s in 2010, 2009 and 2008, respectively.

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of December 31, 2010 and 2009, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2010 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1,	$224	$26	$250
- Net realized (gains) losses	(224)	(26)	(250)
- Net unrealized gains (losses)
at inception of contract	(118)	1,404	1,286
Net Fair Value December 31,	$(118)	$1,404	$1,286

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

	2010	2009
Balance on January 1,	$1,315	$1,260
-Liabilities incurred	76	44
-Accretion of discount	75	74
-Liabilities settled	(76)	(60)
-Revisions to estimates	-	(3)
Balance on December 31,	$1,390	$1,315

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations.  Such cash deposits are included in other assets in the accompanying balance sheet.

Recent Accounts Pronouncement

In December 2008, the Securities and Exchange Commission released Final Rule, Modernization of Oil and Gas Reporting to revise the existing Regulation S-K and Regulation S-X reporting requirements to align with current industry practices and technological advances.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  In addition, the new disclosure requirements require a company to (a) disclose its internal control over reserves estimation and report the independence and qualification of its reserves preparer or auditor, (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserve audit, (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices and (d) disclose the development of any proved undeveloped reserves (PUD’s) including the total quantity of PUD’s at year-end, material changes to PUD’s during the year, investments and progress toward the development of PUD’s and an explanation of the reasons why material concentrations of PUD’s have remained undeveloped for five years or more after disclosure as PUD’s.  The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively.  The disclosures required by this ruling became effective beginning December 31, 2009.

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

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements" (ASU 2010-06), which amends the Fair Value Measurements and Disclosures Topic of the ASC (ASC Topic 820).  Among other provisions, ASC Topic 820 establishes a fair value hierarchy that prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy. This amendment requires new disclosures on the value of, and the reason for, transfers in and out of Levels 1 and 2 of the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements within Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements on levels of disaggregation and about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide additional disclosures regarding Level 3 measurements which is effective for interim and annual reporting periods beginning after December 15, 2010.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(2)  Income Taxes

The following table shows the components of the Company's income tax (provision) benefit (in thousands):
	Years ended December 31,
	2010	2009	2008
Current:
Federal	$(350)	$(649)	$(1,349)
State	721	(631)	(340)
	371	(1,280)	(1,689)
Deferred:
Federal	3,688	(1,286)	6,199
State	11	214	476
	$4,070	$(2,352)	$4,986

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax (provision) as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Statutory federal income tax (provision) benefit	$(4,445)	$(2,275)	$3,696
State income tax (provision) benefit	(476)	(270)	88
Federal statutory depletion	534	186	797
Domestic production deduction	-	-	62
Foreign investment write-off	201	-	-
Reduction of prior uncertain tax position	-	-	320
Other	116	7	23
	$(4,070)	$(2,352)	$4,986

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying tax basis in such items.  The components of the federal deferred tax asset (liability) are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Current deferred tax asset (liability)
Bad debts	$372	$421
Prepaid insurance	(776)	(1,070)
Mark-to-market contracts	(450)	(88)

Net current deferred tax (liability)	(854)	(737)

Long-term deferred tax asset (liability)
Property	(2,885)	884
Uniform capitalization	396	322
Insurance returns	(45)	(166)
Other	243	250
Net long-term deferred tax asset (liability)	(2,291)	1,290

Net deferred tax asset (liability)	$(3,145)	$553

Financial statement recognition and measurement of positions taken, or expected to be taken, by an entity in its income tax returns must consider the uncertainty and judgment involved in the determination and filing of income taxes.  Tax positions taken in an income tax return that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the tax position will be examined by taxing authorities with full knowledge of all relevant information.  As of December 31, 2010 and 2009, the Company had accrued approximately $27,000 and $130,000 including approximately $8,000 and $58,000 of potential interest and penalty, respectively, applicable to certain open and unfiled state tax returns.  A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance as of January 1,	$72	$63
Additions for tax positions of prior years	-	9
Reductions of prior positions	(53)	-
Balance as of December 31,	$19	$72

The Company has filed all remaining open returns and expects final resolution with all states by year-end 2011.  As the actual tax payments are made, the accrual is reduced.  The Company has no other unrecognized tax benefits.  Interest and penalties associated with income tax liabilities are classified as income tax expense.

The earliest tax years remaining open for audit for Federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2007
Texas	2006
Louisiana	2007
Michigan	2007

(3)  Concentration of Credit Risk

Credit risk represents the amount of loss the Company would absorb if its customers failed to perform pursuant to contractual terms.  Management of credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer's sensitivity to economic developments.  The Company has established various procedures to manage credit exposure, including initial credit approval, credit limits, and rights of offset.  Letters of credit and guarantees are also utilized to limit credit risk. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 90 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 25 days of the end of the month following a transaction.  The Company’s customer mix, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.

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

The Company had accounts receivable from four customers that comprised 22.4 percent, 16.2 percent, 13.7 percent and 10.6 percent, respectively, of total accounts receivable at December 31, 2010.  Five customers comprised 35.8 percent, 20.2 percent, 17.9 percent, 13 percent and 11 percent, respectively, of total revenues during 2010.  The Company had accounts receivable from three customers that comprised 17.8 percent, 12.6 percent and 10.8 percent, respectively, of total accounts receivable at December 31, 2009.  Three customers comprised 39.4 percent, 17.7 percent and 15.7 percent, respectively, of total revenues during 2009.  The Company had accounts receivable from one customer that comprised 18.7 percent of total receivables at December 31, 2008.  Such customer also comprised 16.3 percent and a second customer comprised 40.3 percent, respectively, of total revenues during 2008.

An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $1,064,000 and $1,681,000 at December 31, 2010 and 2009, respectively.  As reflected in the table below, during 2009 and 2008 the Company increased its provision for bad debts as a result of a deteriorating economic outlook for the U. S. economy particularly as it impacted the collectability of the Company’s diesel fuel sales to the construction industry.

An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2010	2009	2008
Balance, beginning of year	$1,681	$1,251	$192
Provisions for bad debts	29	704	1,099
Less: Write-offs and recoveries	(646)	(274)	(40)
Balance, end of year	$1,064	$1,681	$1,251

(4)  Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees.  The Company’s contributory expenses for the plan were $565,000, $578,000 and $607,000 in 2010, 2009 and 2008, respectively. No other pension or retirement plans are maintained by the Company.

(5)  Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  During 2010 and 2009, the Company’s investment commitments totaled approximately $11.7 million and $12.7 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of December 31, 2010 and 2009, the Company owed a combined net total of $9,000 and $75,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $160,000, $150,000 and $134,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the years ended December 31, 2010, 2009 and 2008, the affiliated entities charged the Company $43,000, $62,000 and $51,000, respectively, of expense reimbursement and the Company charged the affiliates $117,000, $127,000 and $97,000, respectively, for such expense reimbursements.

(6)  Commitments and Contingencies

Rental expense primarily results from payments to truck owner-operators for use of their equipment and services on a month-to-month basis. The Company has also entered into longer term operating lease arrangements for tractors, trailers, office space, and other equipment and facilities.  In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  Such contracts require certain minimum monthly payments for the term of the contracts.  Rental expense for the years ended December 31, 2010, 2009, and 2008 was $5,870,000, $6,898,000 and $13,423,000, respectively.  At December 31, 2010, commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows:  2011 - $2,070,000; 2012 - $1,539,000; 2013 - $1,427,000; 2014 - $748,000; 2015 - $480,000 and $1,080,000 thereafter.

Under certain of the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to the Company or its insurance carrier of $2,125,911 and $1,934,359 as of December 31, 2010 and 2009, respectively.

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

(7)  Guarantees

Pursuant to arranging operating lease financing for truck-tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual equipment sales value upon the expiration of a lease and sale of the underlying equipment.  The Company believes performance under these guarantees to be remote.  Aggregate guaranteed residual values for tractors and trailers under operating leases as of December 31, 2010 are as follows (in thousands):

	2011	2012	2013	Thereafter	Total
Equipment residual values	$181	$72	$216	$-	$469

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel.  Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public.  Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years.  The Company has a number of customers and stations operating under such arrangements, and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time.  Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers.  As of December 31, 2010, the maximum amount of such potential obligation is approximately $1,886,000.  Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.

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

As of December 31, 2010, parental guaranteed obligations are approximately as follows (in thousands):

	2011	2012	2013	2014	Thereafter	Total
Lease payments	$186	$56	$47	-	-	289
Equipment residual values	181	72	216	-	-	469
Commodity purchases	49,411	-	-	-	-	49,411
Letters of credit	23,912	-	-	-	-	23,912
	$73,690	$128	$263	$-	$-	$74,081

(8)  Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

		Segment Operating	Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (loss)	Amortization	Additions
Year ended December 31, 2010-
Marketing
- Crude oil	$2,005,301	$13,530	$2,320	$6,051
- Natural gas	10,592	3,073	44	115
- Refined products	128,189	121	503	146
Marketing Total	2,144,082	16,724	2,867	6,312
Transportation	56,867	6,623	4,288	4,410
Oil and gas	11,021	(1,757)	4,662	11,699
	$2,211,970	$21,590	$11,817	$22,421
Year ended December 31, 2009-
Marketing
- Crude oil	$1,770,600	$15,404	$1,997	$1,947
- Natural gas	14,232	2,749	166	-
- Refined products	104,751	(666)	533	177
Marketing Total	1,889,583	17,487	2,696	2,124
Transportation	44,895	2,128	3,970	7,524
Oil and gas	8,650	(3,625)	3,654	12,742
	$1,943,128	$15,990	$10,320	$22,390
Year ended December 31, 2008-
Marketing
- Crude oil	$3,849,531	$(4,545)	$2,039	$4,715
- Natural gas	11,586	2,247	163	12
- Refined products	213,560	(406)	565	114
Marketing Total	4,074,677	(2,704)	2,767	4,841
Transportation	67,747	4,245	3,843	809
Oil and gas	17,248	(3,348)	6,763	12,038
	$4,159,672	$(1,807)	$13,373	$17,688

Intersegment sales are insignificant and all sales by the Company occurred in the United States.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Segment operating earnings (loss)	$21,590	$15,990	$(1,807)
- General and administrative expenses	(9,044)	(9,589)	(9,667)
Operating earnings	12,546	6,401	(11,474)
- Interest income	191	125	1,103
- Interest expense	(36)	(25)	(187)
Earnings (loss) before income taxes	$12,701	$6,501	$(10,558)

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Marketing
- Crude oil	$184,299	$130,840
- Natural gas	19,948	40,715
- Refined products	11,594	10,133
Marketing Total	215,841	181,688
Transportation	17,378	16,078
Oil and gas	32,563	26,050
Other	35,523	25,585
	$301,305	$249,401

Other identifiable assets are primarily corporate cash, corporate accounts receivable, and properties not identified with any specific segment of the Company's business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

(9)  Quarterly Financial Data (Unaudited) -

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

			Net Earnings (loss)		Dividends
		Operating		Per		Per
	Revenues	Earnings (loss)	Amount	Share	Amount	Share
2010 -
March 31	$533,785	$2,575	$1,794	$.43	$-	$-
June 30	547,141	2,656	1,685	.39	-	-
September 30	502,455	4,021	2,762	.66	-	-
December 31	628,589	3,294	2,390	.57	2,277	.54
Total	$2,211,970	$12,546	$8,631	$2.05	$2,277	$.54

2009 -
March 31	$340,141	$2,800	$1,870	$.44	$-	$-
June 30	515,070	4,328	2,734	.65	-	-
September 30	576,299	1,146	639	.15	-	-
December 31	511,618	(1,873)	(1,094)	(.26)	2,109	.50
Total	$1,943,128	$6,401	$4,149	$.98	$2,109	$.50

Note:
The fourth quarter 2009 operating loss resulted from $833,000 of oil and gas producing property impairments and a $550,000 bad debt provision within the Company’s refined products segment. The full year 2010 and 2009 includes marketing segment pre-tax inventory liquidation gains totaling $2,272,000 and $5,780,000, respectively.

The above unaudited interim financial data reflect all adjustments that are in the opinion of management necessary to a fair statement of the results for the period presented.  All such adjustments are of a normal recurring nature.

(10)  Subsequent Event and Property Held for Sale

In January 2011, the Company completed the sale of its interest in certain producing oil and gas properties.  Proceeds from the sale totaled $6.2 million and the Company will record a pre-tax gain from this transaction of approximately $2.7 million during the first quarter of 2011.  Such properties sold are included under the caption “Oil and Gas Property Held for Sale” in the accompanying Consolidated Balance Sheet.

(11) Oil and Gas Producing Activities (Unaudited)

The Company’s oil and gas exploration and production activities are conducted in Texas and the south central region of the United States, primarily along the Gulf Coast of Texas and Louisiana.

Oil and Gas Producing Activities -

Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands):
	Years Ended December 31,
	2010	2009	2008
Property acquisition costs
Unproved	$2,295	$6,199	$3,139
Proved	-	-	-
Exploration costs
Expensed	3,233	3,818	6,030
Capitalized	-	1,035	178
Development costs	6,233	2,341	3,466
Total costs incurred	$11,761	$13,393	$12,813

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	December 31,
	2010	2009
Unproved oil and gas properties	$12,250	$9,385
Proved oil and gas properties	69,011	64,458
	81,261	73,843
Accumulated depreciation, depletion
and amortization	(51,857)	(49,797)
Net capitalized cost	$29,404	$24,046

Estimated Oil and Natural Gas Reserves  -

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

Proved developed and undeveloped reserves are presented as follows (in thousands):

	Years Ended December 31,
	2010		2009		2008
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	7,248	242	6,443	230	7,068	297
Revisions of previous estimates	(832)	-	(129)	(4)	(1,350)	(83)
Oil and gas reserves sold	-	-	-	-	-	-
Extensions, discoveries and
Other reserve additions	2,743	79	2,238	66	1,968	67
Production	(1,365)	(54)	(1,304)	(50)	(1,243)	(51)
End of year	7,794	267	7,248	242	6,443	230

The components of proved oil and gas reserves for the three years ended December 31, 2010 is presented below.  All reserves are in the United States (in thousands):

	Years Ended December 31,
	2010		2009		2008
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Proved developed reserves	7,134	240	6,295	242	6,443	230
Proved undeveloped reserves	660	27	953	-	-	-
Total proved reserves	7,794	267	7,248	242	6,443	230

Proved undeveloped reserves originated in 2009 when active drilling efforts during such period identified and delineated additional reserve average.  During 2010 additional drilling efforts converted such undeveloped reserves to the developed category.

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

The Company employs the third party petroleum consultant, Ryder Scott Company, to prepare its oil and gas reserve data estimates as of December 31 2010, 2009 and 2008.  The firm of Ryder Scott is well recognized within the industry for more than 50 years.  As prescribed by the SEC, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for the December 31, 2010 and 2009’s estimate, without escalation.  At December 31, 2008 and in previous years, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation.

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

Standardized Measure of Discounted Future Net Cash Flows from Oil and Gas Operations and Changes Therein  -

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

	Years Ended December 31,
	2010	2009	2008
Future gross revenues	$61,311	$43,498	$45,081
Future costs -
Lease operating expenses	(17,288)	(15,969)	(14,080)
Development costs	(1,596)	(2,495)	(816)
Future net cash flows before income taxes	42,427	25,034	30,185
Discount at 10% per annum	(16,777)	(10,719)	(12,421)
Discounted future net cash flows
before income taxes	25,650	14,315	17,764
Future income taxes, net of discount at
10% per annum	(8,978)	(5,010)	(6,217)
Standardized measure of discounted
future net cash flows	$16,672	$9,305	$11,547

The reserve estimates provided at December 31, 2010, 2009 and 2008 are based on aggregate prices of $76.14, $58.43 and $37.87 per barrel for crude oil and $5.26, $4.05 and $5.65 per mcf for natural gas, respectively.  For 2010 and 2009, such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by Securities & Exchange Commission regulations.  For 2008, the price reflects the market price on December 31, 2008.

The affect of income taxes and discounting on the standardized measure of discounted future net cash flows is presented as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Future net cash flows before income taxes	$42,427	$25,034	$30,185
Future income taxes	(14,849)	(8,762)	(10,565)
Future net cash flows	27,578	16,272	19,620
Discount at 10% per annum	(10,906)	(6,967)	(8,073)
Standardized measure of discounted
future net cash flows	$16,672	$9,305	$11,547

The principal sources of changes in the standardized measure of discounted future net flows are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Beginning of year	$9,305	$11,547	$19,590
Sale of oil and gas reserves	-	-	-
Net change in prices and production costs	9,435	(4,890)	(10,041)
New field discoveries and extensions, net of future
production costs	9,068	3,471	11,571
Sales of oil and gas produced, net of production costs	(7,084)	(5,114)	(12,523)
Net change due to revisions in quantity estimates	(1,369)	(347)	(6,293)
Accretion of discount	1,072	1,242	2,234
Production rate changes and other	213	2,189	2,679
Net change in income taxes	(3,968)	1,207	4,330
End of year	$16,672	$9,305	$11,547

Results of Operations for Oil and Gas Producing Activities -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues	$11,021	$8,650	$17,248
Costs and expenses -
Production	(3,937)	(3,536)	(4,725)
Producing property impairment	(946)	(1,350)	(3,078)
Exploration	(3,233)	(3,735)	(6,030)
Depreciation, depletion and amortization	(4,662)	(3,654)	(6,763)
Operating income (loss) before income taxes	(1,757)	(3,625)	(3,348)
Income tax (expense) benefit	615	1,268	1,172
Operating income (loss)	$(1,142)	$(2,357)	$(2,176)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed in the Company’s Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  This management’s report was not subject to attestation by an independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This Management’s Report on Internal Control over Financial Reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, corporate governance and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011, under the heading “Election of Directors” and “Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011, under the heading “Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011, under the heading “Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011, under the headings “Transactions with Related Parties” and “Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011, under the heading “Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

1.           Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended
December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010, 2009 and 2008

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
Credit and Security Agreement between Gulfmark Energy, Inc., Adams Resources Marketing, Ltd and Wells Fargo Bank, National Association dated August 27, 2009 (Incorporated by reference to Exhibit 4(b) of the Quarterly Report on Form 10-Q for the period ended September 30, 2009.

10.1(a)
-  Employment agreement of Frank T. Webster, President, dated May 4, 2004 by and between Adams Resources & Energy, Inc. and Frank T. Webster (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 11, 2004)

10.1(b)*	- Amendment to Employment Agreement of Frank T. Webster, President, dated December 6, 2010 by and between Adams Resources & Energy, Inc. and Frank T. Webster.

10.1(c)
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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By /s/Richard B. Abshire	By /s/ K. S. Adams, Jr.
Richard B. Abshire,	K. S. Adams, Jr.,
Vice President and Chief Financial Officer	Chairman of the Board and
(Principal Financial Officer)	Chief Executive Officer
(Principal Executive Officer

Date:  March 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Frank T. Webster	By /s/ E. C. Reinauer, Jr.
Frank T. Webster, Director	E. C. Reinauer, Jr., Director

By /s/ Larry E. Bell	By /s/ E. Jack Webster, Jr.
Larry E. Bell, Director	E. Jack Webster, Jr., Director

EXHIBIT INDEX

Exhibit
Number	Description

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

4(b)
-     Credit and Security Agreement between Gulfmark Energy, Inc., Adams Resources Marketing, Ltd and Wells Fargo Bank, National Association dated August 27, 2010 (Incorporated by reference to Exhibit 4(b) of the Quarterly Report on Form 10-Q for the period ended September 31, 2010

10.1(a) 10.1(b)* 10.1(c)
-  Employment agreement of Frank T. Webster, President, dated May 4, 2004 by and between Adams Resources & Energy, Inc. and Frank T. Webster (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on November 11, 2004)

-  Amendment to Employment Agreement of Frank T. Webster, President, dated December 6, 2010 by and between Adams Resources & Energy, Inc. and Frank T. Webster.

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