Form 10-Q
period 2011-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2011-05-13
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
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

Indicate by  check mark  whether the  Registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at May 6, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Marketing	$678,358	$518,090
Transportation	16,073	13,111
Oil and natural gas	2,757	2,584
	697,188	533,785
COSTS AND EXPENSES:
Marketing	670,977	513,762
Transportation	13,236	11,136
Oil and gas operations	1,802	1,204
Oil and gas property sale (gain)	(2,833)	-
General and administrative	2,109	2,264
Depreciation, depletion and amortization	3,422	2,844
	688,713	531,210

Operating earnings	8,475	2,575

Other income (expense):
Interest income	48	11
Interest expense	-	(31)

Earnings before income taxes	8,523	2,555

Income tax (provision) benefit	(2,940)	(761)

Net earnings	$5,583	$1,794

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$1.32	$.43

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,685	$29,032
Marketable securities	8,881	-
Accounts receivable, net of allowance for doubtful
accounts of $1,353 and $1,064, respectively	221,747	190,169
Inventories	18,756	14,591
Fair value contracts	13,958	2,764
Income tax receivable	2,258	2,316
Prepayments	7,545	8,104

Total current assets	285,830	246,976

Property and Equipment
Marketing	28,964	25,407
Transportation	47,232	43,131
Oil and gas (successful efforts method)	77,686	73,011
Other	190	188
	154,072	141,737

Less – Accumulated depreciation, depletion and amortization	(97,210)	(94,148)
	56,862	47,589
Other Assets:
Oil and gas property held for sale	-	3,389
Deferred income tax asset	312	374
Cash deposits and other	2,953	2,977
	$345,957	$301,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$225,310	$200,763
Accounts payable – related party	87	9
Fair value contracts	11,858	1,478
Accrued and other liabilities	5,441	3,894
Current deferred income taxes	1,038	854
Total current liabilities	243,734	206,998

Other Liabilities:
Asset retirement obligations	1,377	1,390
Deferred taxes and other liabilities	5,108	2,762
	250,219	211,150
Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	83,623	78,040
Total shareholders’ equity	95,738	90,155
	$345,957	$301,305
The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2011	2010
CASH PROVIDED BY OPERATIONS:
Net earnings	$5,583	$1,794
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	3,422	2,844
Property sale (gains) losses	(2,883)	(73)
Dry hole costs incurred	362	21
Impairment of oil and gas properties	226	407
Provision for doubtful accounts	300	7
Deferred income taxes	2,597	(71)
Net change in fair value contracts	(814)	(14)
Decrease (increase) in accounts receivable	(31,878)	(14,300)
Decrease (increase) in inventories	(4,165)	(1,238)
Decrease (increase) in income tax receivable	58	624
Decrease (increase) in prepayments	559	4,680
Increase (decrease) in accounts payable	26,342	15,682
Increase (decrease) in accrued liabilities	1,186	22
Other charges, net	(177)	(13)

Net cash provided by operating activities	718	10,372

INVESTING ACTIVITIES:
Property and equipment additions	(14,976)	(3,807)
Insurance and state collateral (deposits) refunds	-	(68)
Proceeds from property sales	6,609	77
Investment in marketable securities	(11,098)	-
Redemption of marketable securities	2,400	-

Net cash (used in) investing activities	(17,065)	(3,798)

Increase (decrease) in cash and cash equivalents	(16,347)	6,574

Cash and cash equivalents at beginning of period	29,032	16,806

Cash and cash equivalents at end of period	$12,685	$23,380

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2011, its results of operations for the three months ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after March 31, 2011, has been evaluated through the date these financial statements were issued.

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

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market fund or federal funds with maturity of 90 days or less.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to their financial viability.

Marketable Securities

Marketable securities consist of investment grade corporate bonds traded in liquid markets.  They are held for the purpose of investing in liquid funds and are not generally intended to be retained on a long-term basis.  Marketable securities are initially recognized at acquisition costs inclusive of transaction costs and are classified as trading securities.  In subsequent periods marketable securities are valued at fair value. Changes of these fair values are recognized as gains or losses in the accompanying statement of operations under the caption “Costs and Expenses – Marketing”. Interest on marketable securities is recognized directly in the statement of operations during the period incurred.

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale. Components of inventory are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Crude oil	$16,768	$12,909
Petroleum products	1,988	1,682

	$18,756	$14,591

Prepayments

The components of prepayments and other are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Cash collateral deposits for commodity purchases	$5,150	$5,150
Insurance premiums	1,799	1,954
Natural gas pipeline imbalances	31	330
Rents, license and other	565	670

	$7,545	$8,104

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2011, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the three-month periods ended March 31, 2011 and 2010, there were zero and $5,700 impairment provisions on producing oil and gas properties, respectively.

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity.  Accordingly, impairment provisions on non-producing properties totaling $226,000 and $401,000 were recorded for the three-month periods ended March 31, 2011 and 2010, respectively.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and the intent to drill relative to the remaining term of the underlying oil and gas leasehold interest.

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

	March 31,	December 31,
	2011	2010
Insurance collateral deposits	$2,391	$2,291
State collateral deposits	166	166
Materials and supplies	396	520
	$2,953	$2,977

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

Concentration of Credit Risk

The Company’s largest customers consist of large multinational integrated oil companies and utilities.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users.  Within this group of customers the Company generally derives up to 50 percent of its revenues from two to three large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U.S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations.  Stand-by letters of credit issued totaled $29.7 million and $23.9 million as of March 31, 2011 and December 31, 2010, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled zero and $31,000 during the three-month periods ended March 31, 2011 and 2010, respectively, while taxes paid during these same periods totaled $114,000 and $56,000, respectively.  In addition during the first quarter 2011, the Company received a state income tax refund of $86,000.  Non-cash investing activities for property and equipment were $1,512,000 and $1,047,000 as of March 31, 2011 and 2010, respectively and $2,868,000 and $440,000 as of December 31, 2010 and 2009, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

Income Taxes

Income taxes are accounted for using the asset and liability method.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective income tax basis.

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil and natural gas.  The Company seeks to make a profit by procuring such commodities as they are produced and then delivering such products to the end users or intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  These contracts meet the definition of a derivative instrument, and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  The Company’s objective of entering into commodity contracts is not to manage commodity price risk nor is the objective to trade or speculate on commodity prices. Rather, such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil and natural gas wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption “Fair Value Measurements”.

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2011 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$26,056	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity	-
Contracts at Gross Valuation	-	-	23,956	-
Less Counterparty Offsets	(12,098)	-	(12,098)	-

As Reported Fair Value Contracts	$13,958	$-	$11,858	$-

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2010 as follows (in thousands):

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of March 31, 2011 and December 31, 2010, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Earnings (Loss)
	Three Months Ended
	March 31,
Location	2011	2010

Revenues – marketing	$ 814	$ 14

Fair Value Measurements

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.  Marketable securities are recorded at fair value based on market quotations from activity traded liquid markets.

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during any current reporting periods.

Fair value estimates are based on assumptions that market participants would use when pricing an asset or liability and the Company uses a fair value hierarchy of three levels that prioritizes the information used to develop those assumptions.  Currently, for all derivative financial instruments presented herein, the Company utilizes a market approach to valuing its contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  The fair value hierarchy is summarized as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  For Level 1 valuation of marketable securities, the Company utilizes market quotations provided by its primary financial institution and for the valuation of derivative financial instruments the Company utilizes the New York Mercantile Exchange “NYMEX”.

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of March 31, 2011, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Marketable Securities	$8,881	$-	$-	$8,881
Derivatives – Forward Hydrocarbon
Commodity Contracts
- Current assets	4	13,954	-	13,958
- Current liabilities	-	(11,858)	-	(11,858)
Net Value	$8,885	$2,096	$-	$10,981

As of December 31, 2010, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon Commodity Contracts
- Current assets	$-	$2,764	$-	$2,764
- Current liabilities	(118)	(1,360)	-	(1,478)
Net Value	$(118)	$1,404	$-	$1,286

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2011 and December 31, 2010, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

Recent Accounting Pronouncement

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended March 31, 2011
Marketing
- Crude Oil	$643,683	$6,327	$728	$3,460
- Natural gas	1,333	519	1	28
- Refined products	33,342	(300)	106	6
Marketing Total	678,358	6,546	835	3,494
Transportation	16,073	1,992	845	4,127
Oil and gas	2,757	2,046	1,742	7,355
	$697,188	$10,584	$3,422	$14,976
Period Ended March 31, 2010
Marketing
- Crude Oil	$487,579	$3,043	$498	$1,427
- Natural gas	2,686	605	41	-
- Refined products	27,825	14	127	76
Marketing Total	518,090	3,662	666	1,503
Transportation	13,111	861	1,114	16
Oil and gas	2,584	316	1,064	2,288
	$533,785	$4,839	$2,844	$3,807

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Segment operating earnings (loss)	$10,584	$4,839
- General and administrative expenses	(2,109)	(2,264)
Operating earnings	8,475	2,575
- Interest income	48	11
- Interest expense	-	(31)
Earnings before income taxes	$8,523	$2,555

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Marketing
- Crude oil	$242,464	$184,299
- Natural gas	18,215	19,948
- Refined products	13,217	11,594
Marketing Total	273,896	215,841
Transportation	21,697	17,378
Oil and gas	31,677	32,563
Other	18,687	35,523
	$345,957	$301,305

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash, and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first three months of 2011 and 2010, the Company’s investment commitments totaled approximately $7.3 million and $2.3 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of March 31, 2011 and December 31, 2010, the Company owed a combined net total of $87,000 and $9,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $42,000 and $39,000 for the three-month period March 31, 2011 and 2010, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the three-month periods ended March 31, 2011 and 2010, the affiliated entities charged the Company $5,000 and $12,000, respectively, of expense reimbursement and the Company charged the affiliates $29,000 and $29,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally under the policies, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $1,739,000 and $2,125,911 as of March 31, 2011 and December 31, 2010, respectively.

From time to time as incidental to its operations, the Company may become involved in various lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims and other items of general liability as would be typical for the industry. Management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage or that may exceed the level of insurance coverage and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):
		Segment	Depreciation
		Operating	Depletion and
	Revenues	Earnings	Amortization
Period ended March 31, 2011

- Crude Oil	$643,683	$6,327	$728
- Natural gas	1,333	519	1
- Refined Products	33,342	(300)	106
Total	$678,358	$6,546	$835

Period ended March 31, 2010

- Crude oil	$487,579	$3,043	$498
- Natural gas	2,686	605	41
- Refined products	27,825	14	127
Total	$518,090	$3,662	$666

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2011	2010
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	75,416	69,763
Natural gas – mmbtu’s	204,758	242,044

Average Purchase Price
Crude Oil – per barrel	$91.94	$76.38
Natural Gas – per mmbtu	$4.09	$5.02
_____________________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues increased during the first quarter 2011 because of higher crude oil prices and volumes as shown in the table above.  Volume increases resulted from new well production developed by the Company’s customer base primarily in the Eagle Ford shale trend of South Texas.  The direction of change in price was also increasing as the average acquisition cost of crude oil moved from the $88 per barrel level at the beginning of the year to the $104 per barrel level for March 2011.  This event produced an inventory liquidation gain of $3,171,000 for the first three months of 2011.  A similar event occurred during the first quarter of 2010 as crude oil prices increased from $74 per barrel to $81 per barrel producing a $1,267,000 inventory liquidation gain.  As of March 31, 2011, the Company held 160,807 barrels of crude oil inventory at an average price of $104 per barrel.  In addition to inventory valuation gains, per unit crude oil margins also improved in 2011, which enhanced current operating earnings.  Unit margins improved primarily because the new Eagle Ford production is currently selling at a discount to world crude oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.

Natural gas sales are reported net of underlying natural gas acquisition costs and thus reflect gross margins.  As shown above, such margins were reduced in the current quarter as average field level purchase volumes were off 16 percent for the period.  Volumes declined in 2011 because in recent periods the Company’s suppliers have curtailed drilling activity due to lower natural gas prices.  In addition, development of the nation’s natural gas infrastructure including more diverse areas of production and expanded pipeline and storage capacity have served to reduce purchase opportunities and per unit margins.

Refined product segment operating earnings are reduced in 2011 due to a $300,000 increase in the provision for bad debt, as a number of customers continue to be slow in payment.  Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)

Revenues	$16,073	$13,111	23%

Operating earnings	$1,992	$861	131%

Depreciation	$845	$1,114	(24)%

Revenues and operating results improved for the transportation segment in 2011 due to increased customer demand.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for such products has substantially recovered in recent periods.  Serving to improve customer demand was a recovering United States economy, relatively low natural gas prices and improved export demand for petrochemicals.  In addition, during the recent economic downturn, the trucking industry reduced capacity by retiring older units without replacement.  Following recent demand improvement, industry capacity has been strained allowing rate increases and improved overall profitability.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changes in revenues.  As currently configured, operating earnings project at break-even levels when quarterly revenues average $12.6 million.  Above that level, operating earnings will grow and below that level, losses result.

Transportation segment depreciation decreased in 2011 as older model units became fully depreciated. Due to the age of the transportation fleet and the current market demand, 180 replacement tractors at an estimated cost of $21 million are also planned over the next twelve months.  Further, 22 stainless steel trailers at an approximate cost of $2.5 million are planned for the second and third quarters of 2011.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010	Increase
Revenues	$2,757	$2,584	7%

Operating earnings (loss), excluding
gains from property sales	$(787)	$316	(349)%

Depreciation and depletion	$1,742	$1,064	64%

Operating earnings for the oil and gas segment, as shown above, declined in 2011 as depreciation and depletion expense increased due to an higher level of capitalized costs being amortized in the current period following active drilling operations in 2009 and 2010.  Further, dry hole expense was increased in 2011 as shown in the table below.

Production volumes and price information is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Crude Oil
Volume – barrels	10,792	13,220
Average price per barrel	$98.07	$76.76

Natural gas
Volume – mcf	429,958	292,139
Average price per mcf	$3.95	$5.37

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Dry hole expense	$362	$21
Prospect impairments	226	401
Seismic and geological	31	18

Total	$619	$440

During the first three months of 2011, the Company participated in the drilling of 11 successful wells with two dry holes.  Additionally, the Company has an interest in twenty-three wells that were in process on March 31, 2011.  Evaluation on the in-process wells is anticipated during the second quarter of 2011.  Participation in the drilling of approximately 46 wells is planned for the remainder of 2011 on the Company’s prospect acreage in Texas, Arkansas, Kansas and Louisiana.

- Oil and gas Property Sales

In January 2011, the Company completed the sale of its interest in certain producing oil and gas properties located in the on-shore Gulf Coast region of Texas.  Proceeds from the sale totaled $6.2 million and the pre-tax gain from this transaction totaled $2,708,000.  Total proved reserves sold were approximately 26,000 barrels of crude oil and 2,148,000 mcf of natural gas.  Sales negotiations were conducted by the third party operator of the properties on behalf of all working interest owners and the transaction was completed with a separate third party investment entity.  The Company’s proportionate interest in the transaction was approximately 5 percent and the Company elected to participate in the sale due to attractive pricing.  Also during the first quarter 2011, the Company sold a portion of its interest in certain non-producing oil and gas properties located in West Texas.  Total proceeds from the sale were $329,000 and the Company recorded a $125,000 gain from this transaction.  Proceeds from the sales will be used for general working capital purposes and the Company is continuing with oil and gas exploration operations in the vicinity of the properties sold.

-           Outlook

The marketing and transportation segments have performed at expected levels and business remains firm.  Within the oil and gas segment no additional property sales are currently anticipated.  Active drilling efforts continue, most notably within the Company’s natural gas predominate Haynesville shale acreages.  Excluding further property sales gains and absent improved natural gas prices, a significant change in the current level of operating earnings from the oil and gas segment is not expected.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $718,000 and $10,372,000 for each of the three-month periods ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $12,685,000 as of March 31, 2011, and such balances are maintained in order to meet the timing of day-to-day cash needs. As of March 31, 2011, the Company also maintained $8,881,000 of marketable short-term investment grade securities that may be used to provide additional liquidity.  Working capital, the excess of current assets over current liabilities, totaled $42,096,000 as of March 31, 2011.

Capital expenditures during the first three months of 2011 included $7,621,000 for marketing and transportation equipment additions and $7,355,000 in property additions associated with oil and gas exploration and production activities.  Over the course of the next twelve months, the Company anticipates expending approximately $13 million on oil and gas exploration projects and approximately $28 million is planned for the purchase of 210 trucks-tractors and 32 trailers for use in the Company’s transportation and marketing fleets.  The units will serve to replace approximately 200 older model units as well as provide additional capacity.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,150,000 as of March 31, 2011 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $2,647,000 as of March 31, 2011.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for an approximate $7 million commitment for transportation equipment operating leases and storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Historically, the Company pays an annual dividend in the fourth quarter of each year.  In December 2010, the Company paid a $.54 per common share or $2,277,000 dividend to its shareholders.   The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2010).

Critical Accounting Policies and Use of Estimates

There has been no material changes to the Company’s “Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material changes to the Company’s “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended March 31, 2011 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, under “Item 1A Risk Factor” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Item 4.  Disclosure Controls and Procedures

 The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there is a reasonable assurance that the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed in the Company’s Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, worker compensation claims or other items of general liability as would be typical for the industry.  Management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage or that may exceed the level of insurance coverage and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors - There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 13, 2011	By /s/K. S. Adams, Jr.
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