Form 10-Q
period 2011-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2011-08-12
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

A total of 4,217,596 shares of Common Stock were outstanding at August 12, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Marketing	$1,480,678	$1,047,518	$802,320	$529,428
Transportation	34,149	28,084	18,076	14,973
Oil and gas	6,571	5,324	3,814	2,740
	1,521,398	1,080,926	824,210	547,141
COSTS AND EXPENSES:
Marketing	1,466,847	1,040,099	795,870	526,337
Transportation	27,350	22,845	14,114	11,709
Oil and gas operations	3,835	2,799	2,033	1,595
Oil and gas property sale (gain)	(2,833)	-	-	-
General and administrative	4,597	4,402	2,488	2,138
Depreciation, depletion and amortization	7,320	5,550	3,898	2,706
	1,507,116	1,075,695	818,403	544,485

Operating earnings	14,282	5,231	5,807	2,656

Other income (expense):
Interest income	91	30	43	19
Interest expense	(7)	(31)	(7)	-

Earnings before income taxes	14,366	5,230	5,843	2,675

Income tax (provision)	(5,194)	(1,751)	(2,254)	(990)

Net earnings	$9,172	$3,479	$3,589	$1,685

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$2.17	$.82	$.85	$.39

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$27,939	$29,032
Marketable securities	8,748	-
Accounts receivable, net of allowance for doubtful
accounts of $1,351 and $1,064, respectively	212,748	190,169
Inventories	20,393	14,591
Fair value contracts	7,805	2,764
Income tax receivable	407	2,316
Prepayments	8,480	8,104

Total current assets	286,520	246,976

Property and Equipment
Marketing	33,850	25,407
Transportation	51,096	43,131
Oil and gas (successful efforts method)	84,415	73,011
Other	192	188
	169,553	141,737

Less – Accumulated depreciation, depletion and amortization	(99,991)	(94,148)
	69,562	47,589
Other Assets:
Oil and gas property held for sale	-	3,389
Deferred income tax asset	275	374
Cash deposits and other	3,031	2,977
	$359,388	$301,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$237,450	$200,763
Accounts payable – related party	95	9
Fair value contracts	6,011	1,478
Accrued and other liabilities	6,824	3,894
Current deferred income taxes	916	854
Total current liabilities	251,296	206,998

Other Liabilities:
Asset retirement obligations	1,412	1,390
Deferred taxes and other liabilities	7,353	2,762
	260,061	211,150
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	87,212	78,040
Total shareholders’ equity	99,327	90,155
	$359,388	$301,305
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2011	2010
CASH PROVIDED BY OPERATIONS:
Net earnings	$9,172	$3,479
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	7,320	5,550
Property sale (gains)	(3,368)	(119)
Dry hole costs incurred	511	303
Impairment of oil and gas properties	562	789
Provision for doubtful accounts	287	2
Deferred income taxes	4,761	361
Net change in fair value contracts	(508)	158
Decrease (increase) in accounts receivable	(22,866)	11,171
Decrease (increase) in inventories	(5,802)	3,710
Decrease (increase) in income tax receivable	1,909	967
Decrease (increase) in prepayments	(376)	4,396
Increase (decrease) in accounts payable	36,681	(1,851)
Increase (decrease) in accrued liabilities	2,379	421
Other changes, net	(91)	32

Net cash provided by operating activities	30,571	29,369

INVESTING ACTIVITIES:
Property and equipment additions	(30,262)	(8,025)
Insurance and state collateral (deposits) refunds	-	(93)
Proceeds from property sales	7,296	123
Investment in marketable securities	(11,098)	-
Redemption of marketable securities	2,400	-

Net cash (used in) investing activities	(31,664)	(7,995)

Increase (decrease) in cash and cash equivalents	(1,093)	21,374

Cash and cash equivalents at beginning of period	29,032	16,806

C Cash and cash equivalents at end of period	$27,939	$38,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2011, its results of operations for the three and six-month periods ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying unaudited condensed consolidated financial statements of events occurring after June 30, 2011 has been evaluated through the date these financials were issued.

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

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market funds or federal funds with maturity of 90 days or less.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of federally backed deposit insurance.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to the financial viability of such institutions.

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

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market price. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale.  Components of inventory are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Crude oil	$18,146	$12,909
Petroleum products	2,247	1,682

	$20,393	$14,591

Prepayments

The components of prepayments and other are as follows (in thousands):

	June 30,	December 31,
	2011	2010

Cash collateral deposits for commodity purchases	$5,245	$5,150
Insurance premiums	2,713	1,954
Natural gas pipeline imbalances	73	330
Rents, license and other	449	670

	$8,480	$8,104

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2011, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis. For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the six-month periods ended June 30, 2011 and 2010 there were zero and $6,000 in impairment provisions on producing oil and gas properties, respectively.  There were no impairment provisions for the three-month periods ended June 30, 2011 and 2010, respectively.

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity. Accordingly, impairment provisions on non-producing properties totaling $562,000 and $783,000 were recorded for the six-month periods ended June 30, 2011 and 2010, respectively.  Such provisions totaled $335,000 and $382,000 for the three-month periods ended June 30, 2011 and 2010.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

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

	June 30,	December 31,
	2011	2010
Insurance collateral deposits	$2,368	$2,291
State collateral deposits	166	166
Materials and supplies	497	520
	$3,031	$2,977

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

Substantially all crude oil and refined products purchase and sale contracts qualify and are designated as non-trading activities and the Company elects the normal purchases and sales methodology for such activity.  For normal purchase and sale activities, the Company’s customers are invoiced monthly based upon contractually agreed upon terms and revenue is recognized in the month in which the physical product is delivered to the customer.  Such sales are recorded gross in the financial statements because the Company takes title to and has risk of loss for the products, is the primary obligor for the purchase, establishes the sale price independently with a third party, and maintains credit risk associated with the sale of the product.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations.  Stand-by letters of credit issued totaled $31.4 million and $23.9 million as of June 30, 2011 and December 31, 2010, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio as defined under the Credit and Security Agreement and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $7,000 and $31,000 during the six-month periods ended June 30, 2011 and 2010, respectively, while taxes paid during these same periods totaled $508,000 and $297,000, respectively.  The Company also received state and federal income tax refunds totaling $2,094,000 during the first six months of 2011.  Non-cash investing activities for property and equipment in accounts payable were $3,511,000 and $532,000 as of June 30, 2011 and 2010, respectively and $2,868,000 and $440,000 as of December 31, 2010 and 2009, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2011 and 2010.  There were no potentially dilutive securities during those periods.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2011 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$9,885	$-	$-	$-

Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	8,091	-

Less Counterparty Offsets	(2,080)	-	(2,080)	-

As Reported Fair Value Contracts	$7,805	$-	$6,011	$-

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of June 30, 2011 and December 31, 2010, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity.  The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six and three months ended June 30, 2011 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
Location	2011	2010	2011	2010

Revenues – marketing	$ 508	$ (158)	$ (306)	$ (172)

Fair Value Measurements

The carrying amount reported in the Unaudited Condensed Consolidated Balance Sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.  Marketable securities are recorded at fair value based on market quotations from actively traded liquid markets.

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of June 30, 2011, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Marketable Securities	$8,748	$-	$-	$8,748
Derivatives – Forward Hydrocarbon
Commodity Contracts
- Current assets	110	7,695	-	7,805
- Current liabilities	-	(6,011)	-	(6,011)
Net Value	$8,858	$1,684	$-	$10,542

As of December 31, 2010, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon Commodity Contracts
- Current assets	$	$2,764	$-	$2,764
- Current liabilities	(118)	(1,360)	-	(1,478)
Net Value	$(118)	$1,404	$-	$1,286

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of June 30, 2011 and December 31, 2010, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Six Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2011
Marketing
- Crude Oil	$1,397,971	$10,940	$1,538	$8,628
- Natural gas	2,693	1,080	2	56
- Refined products	80,014	59	212	55
Marketing Total	1,480,678	12,079	1,752	8,739
Transportation	34,149	4,925	1,874	9,128
Oil and gas	6,571	1,875	3,694	12,395
	$1,521,398	$18,879	$7,320	$30,262
Period Ended June 30, 2010
Marketing
- Crude Oil	$979,688	$4,446	$1,056	$1,678
- Natural gas	5,876	1,406	42	29
- Refined products	61,954	215	254	143
Marketing Total	1,047,518	6,067	1,352	1,850
Transportation	28,084	3,014	2,225	83
Oil and gas	5,324	552	1,973	6,092
	$1,080,926	$9,633	$5,550	$8,025

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2011
Marketing
- Crude Oil	$754,288	$4,613	$810	$5,168
- Natural gas	1,360	561	1	28
- Refined products	46,672	359	106	49
Marketing Total	802,320	5,533	917	5,245
Transportation	18,076	2,933	1,029	5,001
Oil and gas	3,814	(171)	1,952	5,040
	$824,210	$8,295	$3,898	$15,286
Period Ended June 30, 2010
Marketing
- Crude Oil	$492,109	$1,403	$558	$251
- Natural gas	3,190	801	1	29
- Refined products	34,129	201	127	67
Marketing Total	529,428	2,405	686	347
Transportation	14,973	2,153	1,111	67
Oil and gas	2,740	236	909	3,804
	$547,141	$4,794	$2,706	$4,218

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings before income taxes as follows (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment operating earnings (loss)	$18,879	$9,633	$8,295	$4,794
- General and administrative	(4,597)	(4,402)	(2,488)	(2,138)
Operating earnings	14,282	5,231	5,807	2,656
- Interest income	91	30	43	19
- Interest expense	(7)	(31)	(7)	-
Earnings before income taxes	$14,366	$5,230	$5,843	$2,675

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Marketing
- Crude oil	$230,956	$184,299
- Natural gas	17,483	19,948
- Refined products	16,045	11,594
Marketing Total	264,484	215,841
Transportation	25,475	17,378
Oil and gas	36,452	32,563
Other	32,977	35,523
	$359,388	$301,305

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates, have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. Such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first half of 2011 and 2010, the Company’s investment commitments totaled approximately $12.4 million and $6.1 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of June 30, 2011 and December 31, 2010, the Company owed a combined net total of $95,000 and $9,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $84,000 and $78,000 in the six-month periods ended June 30, 2011 and 2010, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the six-month period ended June 30, 2011 and 2010, the affiliated entities charged the Company $25,000 and $21,000, respectively, of expense reimbursement and the Company charged the affiliates $59,000 and $59,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities. Estimated loss accruals for potentially unknown losses are developed using actual loss histories and other relevant information.  As of June 30, 2011, management has appropriately recognized estimated expenses and liabilities related to the program.

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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-   Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Crude oil	$1,397,971	$979,688	$754,288	$492,109
Natural gas	2,693	5,876	1,360	3,190
Refined products	80,014	61,954	46,672	34,129
Total	$1,480,678	$1,047,518	$802,320	$529,428

Operating Earnings
Crude oil	$10,940	$4,446	$4,613	$1,403
Natural gas	1,080	1,406	561	801
Refined products	59	215	359	201
Total	$12,079	$6,067	$5,533	$2,405

Depreciation
Crude oil	$1,538	$1,056	$810	$558
Natural gas	2	42	1	1
Refined products	212	254	106	127
Total	$1,752	$1,352	$917	$686

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	77,051	68,035	78,637	66,321
Natural gas – mmbtu’s	189,960	268,474	175,325	294,624

Average Purchase Price
Crude oil – per barrel	$97.37	$75.91	$102.50	$75.42
Natural Gas – per mmbtu’s	$4.17	$4.55	$4.25	$4.17
_____________________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

Crude oil revenues were increased in the current comparative six-month and three-month periods reflecting increased prices and volumes as shown in the table above.  Such increases resulted from the worldwide pricing scenario and increased production rates in the developing Eagle Ford shale trend of South Texas.  The direction of change in price was also increasing during 2011 as the average acquisition cost of crude oil moved from the $88 per barrel level at the beginning of the year to the $99 per barrel level for June 2011. This event produced an inventory liquidation gain of $2,341,000 for the first six months of 2011 with such gain encompassing a $830,000 valuation loss during the second quarter of 2011 when crude prices reversed and were declining.  Comparatively, overall during the first half of 2010, inventory prices were flat with increasing prices during the first quarter offset by declining prices during the second quarter.  As of June 30, 2011 the Company held 181,712 barrels of crude oil inventory at an average price of $99.86 per barrel.

The impact of inventory liquidation gains and losses on crude oil operating earnings summarize as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
As Reported Operating
Earnings	$10,940	$4,446	$4,613	$1,403

Inventory Liquidation
(Gains) Losses	(2,341)	(46)	830	1,221

Comparative Operating
Earnings	$8,599	$4,400	$5,443	$2,624

In addition to inventory valuation gains, per unit crude oil margins also improved in 2011, enhancing current operating earnings.  Unit margins widened primarily because South Texas sourced crude oil is currently selling at a discount to the world oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.  In addition, during the second quarter of 2011, the Company completed construction of a barge terminal facility at the Port of Victoria, Texas.  This facility allows the Company to increase margins on production in the area by moving it into more advantageous markets.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, such margins were reduced in the first half of 2011 as average field level purchase volumes were off twenty-nine percent for the period (see table above).  Current volumes have declined because producers of natural gas curtailed drilling activity particularly in the non-shale areas due to low natural gas prices.  The Company’s primary source of natural gas supply is the non-shale areas of Texas, Louisiana and the Gulf of Mexico.  In addition, development of the nation’s natural gas infrastructure including more diverse areas of production and expanded pipeline and storage capacity have served to reduce purchase opportunities and per unit margins.

Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.

-   Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Revenues	$34,149	$28,084	22%	$18,076	$14,973	21%

Operating earnings	$4,925	$3,014	63%	$2,933	$2,153	36%

Depreciation	$1,874	$2,225	(16)%	$1,029	$1,111	(7)%

Revenues and operating results improved for the transportation segment in 2011 due to increased customer demand.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for such products has substantially recovered in recent periods.  Serving to improve customer demand was a recovering United States economy, relatively low natural gas prices and improved export demand for petrochemicals.  In addition, during the recent economic downturn, the trucking industry reduced capacity by retiring older units without replacement.  Following the recent upturn in demand, strained industry capacity has allowed rate increases and improved overall profitability.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changes in revenues.  As currently configured, operating earnings project at break-even levels when quarterly revenues average $12.6 million.  Above that level, operating earnings will grow and below that level, losses result.

Transportation segment depreciation decreased in 2011 as older model units became fully depreciated. Due to the age of the transportation fleet and the current market demand, 75 replacement tractors costing approximately $9.1 million were added to the fleet during the first half of 2011.  An additional 75 tractors at an approximate cost of $9 million are planned for the second half of 2011.

-  Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues	$6,571	$5,324	23%	$3,814	$2,740	39%
Operating earnings (loss),
excluding gains from property sale	$(958)	$552	(274)%	$(171)	$236	(172)%

Depreciation and depletion	$3,694	$1,973	87%	$1,952	$909	115%

Oil and gas segment revenues improved due to increased natural gas volumes as new drilling results came on line in 2011.  Operating earnings declined in 2011 as depreciation and depletion expense increased due to higher capitalized cost amortization in the current period following active drilling in 2010 and 2011.  Further, dry hole expense was increased in 2011 as shown in the table below.

Production volumes and price information is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Crude Oil
Volume – barrels	23,492	26,003	12,700	12,783
Average price per barrel	$101.72	$76.30	$104.82	$75.82

Natural gas
Volume – mcf	856,670	642,186	426,712	350,047
Average price per mcf	$4.88	$5.20	$5.82	$5.06

As discussed further below, certain oil and gas properties were sold during the first quarter of 2011.  Excluding the sales volumes from the properties sold, comparative production volume information would be as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Crude Oil
Volume – barrels	22,611	23,193	12,700	11,384

Natural gas
Volume – mcf	810,824	487,402	426,712	272,262

Comparative exploration costs were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Dry hole expense	$511	$303	$149	$282
Prospect impairments	562	789	335	382
Seismic and geological	193	23	162	5
Total	$1,266	$1,115	$646	$669

During the first six months of 2011, the Company participated in the drilling of 29 successful wells with five dry holes.  Additionally, the Company has an interest in 30 wells that were in process on June 30, 2011.  Evaluation on the in-process wells is anticipated during the third quarter of 2011.  Participation in the drilling of approximately 41 wells is planned for the remainder of 2011 on the Company’s prospect acreage in Texas, Kansas, Arkansas and Louisiana.

- Oil and Gas Property Sales

In January 2011, the Company completed the sale of its interest in certain producing oil and gas properties located in the on-shore Gulf Coast region of Texas.  Proceeds from the sale totaled $6.2 million and the pre-tax gain from this transaction totaled $2,708,000.  Total proved reserves sold were approximately 26,000 barrels of crude oil and 2,148,000 mcf of natural gas.  Sales negotiations were conducted by the third party operator of the properties on behalf of all working interest owners and the transaction was completed with a separate third party investment entity.  The Company’s proportionate interest in the transaction was approximately 5 percent and the Company elected to participate in the sale due to attractive pricing.  Also during the first quarter of 2011, the Company sold a portion of its interest in certain non-producing oil and gas properties located in West Texas.  Total proceeds from the sale were $329,000 and the Company recorded a $125,000 gain from this transaction.  Proceeds from the sales will be used for general working capital purposes and the Company is continuing with oil and gas exploration operations in the vicinity of the properties sold.

-   Outlook

The recently completed storage and barge terminal facilities at Port of Victoria, Texas  enable the Company to capture enhanced margins from its South Texas crude oil purchases and the current outlook from this operation is for increased margins and volumes.  Transportation results look to be stable and within the oil and gas segment, the Company anticipates additional wells coming on line during 2011 to boost volumes and revenues.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $30,571,000 and $29,369,000, respectively, for each of the six-month periods ended June 30, 2011 and 2010.  As of June 30, 2011 and December 31, 2010, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $27,939,000 as of June 30, 2011, and such balances are maintained in order to meet the timing of day-to-day cash needs.  As of June 30, 2011, the Company also maintained $8,748,000 of marketable short-term investment grade securities that may be used to provide additional liquidity.  Working capital, the excess of current assets over current liabilities, totaled $35,224,000 as of June 30, 2011.

Capital expenditures during the first six months of 2011 included $17,867,000 for marketing and transportation equipment additions and $12,395,000 in property additions associated with oil and gas exploration and production activities.  For the remainder of 2011, the Company anticipates expending an additional approximate $14 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $9 million will be expended during the fourth quarter of 2011 for the purchase of 75 trucks-tractors for the transportation segment and approximately $2 million will be expended for the purchase of 17 tractors for the marketing segment with funding for such purchase from available cash flow.  The units will serve to replace a like number of older model units.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,245,000 as of June 30, 2011 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $4,884,000 as of June 30, 2011.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Historically, the Company pays an annual dividend in the fourth quarter of each year.  In December 2010, the Company paid a $.54 per common share or $2,277,000 dividend to its shareholders.   The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

Forward-Looking Statements –Safe Harbor Provisions

This quarterly report for the period ended June 30, 2011 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, under “Item 1A Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 12, 2011	By /s/K. S. Adams, Jr.
K. S. Adams, Jr.
Chief Executive Officer

By /s/Frank T. Webster
Frank T. Webster
President & Chief Operating Officer

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

* 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* **101.INS	XBRL Instance Document

* **101.SCH	XBRL Schema Document

* **101.CAL	XBRL Calculation Linkbase Document

* **101.LAB	XBLR Label Linkbase Document
* **101.PRE	XBRL Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets – June 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.