Form 10-Q
period 2011-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2011-11-14
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

A total of 4,217,596 shares of Common Stock were outstanding at November 7, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Marketing	$2,263,450	$1,531,930	$782,772	$484,412
Transportation	49,547	43,372	15,398	15,288
Oil and gas	10,091	8,079	3,520	2,755
	2,323,088	1,583,381	801,690	502,455
COSTS AND EXPENSES:
Marketing	2,232,807	1,519,158	765,960	479,059
Transportation	39,629	34,917	12,279	12,072
Oil and gas operations	6,933	4,970	3,098	2,171
Oil and gas property sale (gain)	(2,833)	-	-	-
General and administrative	7,324	6,659	2,727	2,257
Depreciation, depletion and amortization	11,370	8,425	4,050	2,875
	2,295,230	1,574,129	788,114	498,434

Operating earnings	27,858	9,252	13,576	4,021

Other income (expense):
Interest income	233	110	142	80
Interest expense	(7)	(32)	-	(1)

Earnings before income taxes	28,084	9,330	13,718	4,100

Income tax (provision)	(9,886)	(3,089)	(4,692)	(1,338)

Net earnings	$18,198	$6,241	$9,026	$2,762

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$4.31	$1.48	$2.14	$.66

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$49,560	$29,032
Marketable securities	3,559	-
Accounts receivable, net of allowance for doubtful
accounts of $1,814 and $1,064, respectively	189,217	190,169
Inventories	18,415	14,591
Fair value contracts	4,691	2,764
Income tax receivable	68	2,316
Prepayments	10,091	8,104

Total current assets	275,601	246,976

Property and Equipment
Marketing	36,385	25,407
Transportation	50,927	43,131
Oil and gas (successful efforts method)	89,524	73,011
Other	453	188
	177,289	141,737

Less – Accumulated depreciation, depletion and amortization	(102,506)	(94,148)
	74,783	47,589
Other Assets:
Oil and gas property held for sale	-	3,389
Deferred income tax asset	433	374
Cash deposits and other	2,770	2,977
	$353,587	$301,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$215,506	$200,763
Accounts payable – related party	41	9
Fair value contracts	6,133	1,478
Accrued and other liabilities	9,434	3,894
Current deferred income taxes	-	854
Total current liabilities	231,114	206,998

Other Liabilities:
Asset retirement obligations	1,452	1,390
Deferred taxes and other liabilities	12,668	2,762
	245,234	211,150
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	96,238	78,040
Total shareholders’ equity	108,353	90,155
	$353,587	$301,305
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2011	2010
CASH PROVIDED BY OPERATIONS:
Net earnings	$18,198	$6,241
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	11,370	8,425
Property sale (gains)	(4,035)	(129)
Dry hole costs incurred	1,165	418
Impairment of oil and gas properties	1,208	1,817
Provision for doubtful accounts	750	2
Deferred income taxes	8,703	2,366
Net change in fair value contracts	2,728	(509)
Decrease (increase) in accounts receivable	773	13,190
Decrease (increase) in inventories	(3,824)	649
Decrease (increase) in income tax receivable	2,554	303
Decrease (increase) in prepayments	(1,987)	1,036
Increase (decrease) in accounts payable	15,296	(8,606)
Increase (decrease) in accrued liabilities	4,680	1,375
Other changes, net	(137)	(84)

Net cash provided by operating activities	57,442	26,494

INVESTING ACTIVITIES:
Property and equipment additions	(41,206)	(13,085)
Insurance and state collateral (deposits) refunds	(308)	(45)
Proceeds from property sales	8,032	133
Investment in marketable securities	7,666	-
Redemption of marketable securities	(11,098)	-

Net cash (used in) investing activities	(36,914)	(12,997)

Increase in cash and cash equivalents	20,528	13,497

Cash and cash equivalents at beginning of period	29,032	16,806

C Cash and cash equivalents at end of period	$49,560	$30,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2011, its results of operations for the three and nine-month periods ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying unaudited condensed consolidated financial statements of events occurring after September 30, 2011 has been evaluated through the date these financials were issued.

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

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market price. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale.  Components of inventory are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Crude oil	$16,327	$12,909
Petroleum products	2,088	1,682

	$18,415	$14,591

Prepayments

The components of prepayments and other are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Cash collateral deposits for commodity purchases	$5,000	$5,150
Insurance premiums	2,159	1,954
Natural gas pipeline imbalances	685	330
Rents, license and other	2,247	670

	$10,091	$8,104

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2011, the Company had no unevaluated or suspended drilling costs.

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

The Company periodically reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed quarterly for impairment triggers on a field-by-field basis. For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using an internal rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the nine-month periods ended September 30, 2011 and 2010 there were $252,000 and $886,000 in impairment provisions on producing oil and gas properties, respectively.   For the three-month periods ended September 30, 2011 and 2010 impairment provisions on producing properties totaled $252,000 and $880,000, respectively.

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired for lack of drilling activity. Accordingly, impairment provisions on non-producing properties totaling $956,000 and $931,000 were recorded for the nine-month periods ended September 30, 2011 and 2010, respectively.  Such provisions totaled $395,000 and $148,000 for the three-month periods ended September 30, 2011 and 2010.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

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

	September 30,	December 31,
	2011	2010
Insurance collateral deposits	$2,023	$2,291
State collateral deposits	168	166
Materials and supplies	579	520
	$2,770	$2,977

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $40 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations.  Stand-by letters of credit issued totaled $38.7 million and $23.9 million as of September 30, 2011 and December 31, 2010, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio as defined under the Credit and Security Agreement and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $7,000 and $32,000 during the nine-month periods ended September 30, 2011 and 2010, respectively, while taxes paid during these same periods totaled $508,000 and $275,000, respectively.  The Company also received state and federal income tax refunds totaling $2,095,000 during the first nine months of 2011.  Non-cash investing activities for property and equipment in accounts payable were $3,207,000 and $312,000 as of September 30, 2011 and 2010, respectively and $2,868,000 and $440,000 as of December 31, 2010 and 2009, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2011 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$8,394	$-	$-	$-

Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	9,836	-

Less Counterparty Offsets	(3,703)	-	(3,703)	-

As Reported Fair Value Contracts	$4,691	$-	$6,133	$-

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  No credit loss provision applies to the Company’s forward commodity contract valuations.  As of September 30, 2011 and December 31, 2010, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity.  The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine and three months ended September 30, 2011 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Location	2011	2010	2011	2010

Revenues – marketing	$(2,728)	$ 509	$(3,236)	$ 667

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of September 30, 2011, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Marketable Securities	$3,559	$-	$-	$3,559
Derivatives – Forward Hydrocarbon
Commodity Contracts
- Current assets	-	4,691	-	4,691
- Current liabilities	(235)	(5,898)	-	(6,133)
Net Value	$3,324	$(1,207)	$-	$2,117

As of December 31, 2010, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Level 1	Level 2	Level 3
	Quoted Prices	Observable	Unobservable	Total
Derivatives – Forward Hydrocarbon Commodity Contracts
- Current assets	$-	$2,764	$-	$2,764
- Current liabilities	(118)	(1,360)	-	(1,478)
Net Value	$(118)	$1,404	$-	$1,286

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2011 and December 31, 2010, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-04, which amends the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification.  Among other provisions, ASU 2011-04 expands and modifies certain principles and requirements for measuring fair value and disclosing fair value measurement information.  ASU 2011-04 is effective for interim and fiscal periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements, but may result in additional disclosures regarding fair value measurements.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

- Nine Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2011
Marketing
- Crude Oil	$2,133,485	$26,341	$2,565	$10,565
- Natural gas	4,256	1,734	3	64
- Refined products	125,709	(309)	309	66
Marketing Total	2,263,450	27,766	2,877	10,695
Transportation	49,547	7,003	2,915	9,810
Oil and gas	10,091	413	5,578	20,701
	$2,323,088	$35,182	$11,370	$41,206
Period Ended September 30, 2010
Marketing
- Crude Oil	$1,429,146	$8,307	$1,634	$3,199
- Natural gas	8,410	2,253	43	87
- Refined products	94,374	153	382	143
Marketing Total	1,531,930	10,713	2,059	3,429
Transportation	43,372	5,122	3,333	263
Oil and gas	8,079	76	3,033	9,393
	$1,583,381	$15,911	$8,425	$13,085

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2011
Marketing
- Crude Oil	$735,514	$15,401	$1,027	$1,937
- Natural gas	1,563	654	1	8
- Refined products	45,695	(368)	97	11
Marketing Total	782,772	15,687	1,125	1,956
Transportation	15,398	2,078	1,041	682
Oil and gas	3,520	(1,462)	1,884	8,306
	$801,690	$16,303	$4,050	$10,944
Period Ended September 30, 2010
Marketing
- Crude Oil	$449,458	$3,861	$578	$1,521
- Natural gas	2,534	847	1	58
- Refined products	32,420	(62)	128	-
Marketing Total	484,412	4,646	707	1,579
Transportation	15,288	2,108	1,108	180
Oil and gas	2,755	(476)	1,060	3,301
	$502,455	$6,278	$2,875	$5,060

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization.  Segment earnings reconcile to earnings before income taxes as follows (in thousands):

	Nine Months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Segment operating earnings (loss)	$35,182	$15,911	$16,303	$6,278
- General and administrative	(7,324)	(6,659)	(2,727)	(2,257)
Operating earnings	27,858	9,252	13,576	4,021
- Interest income	233	110	142	80
- Interest expense	(7)	(32)	-	(1)
Earnings before income taxes	$28,084	$9,330	$13,718	$4,100

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Marketing
- Crude oil	$202,942	$184,299
- Natural gas	17,100	19,948
- Refined products	13,106	11,594
Marketing Total	233,148	215,841
Transportation	25,075	17,378
Oil and gas	36,314	32,563
Other	59,050	35,523
	$353,587	$301,305

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates, have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. Such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first nine months of 2011 and 2010, the Company’s investment commitments totaled approximately $20.7 million and $9.4 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of September 30, 2011 and December 31, 2010, the Company owed a combined net total of $41,000 and $9,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society (“COPAS”) Bulletin 5.  Such overhead recoveries totaled $126,000 and $118,000 in the nine-month periods ended September 30, 2011 and 2010, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the nine-month periods ended September 30, 2011 and 2010, the affiliated entities charged the Company $34,000 and $32,000, respectively, of expense reimbursement and the Company charged the affiliates $89,000 and $88,000, respectively, for such expense reimbursements.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits.  Additionally, under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities. Estimated loss accruals for potentially unknown losses are developed using actual loss histories and other relevant information.  As of September 30, 2011, management has appropriately recognized estimated expenses and liabilities related to the program.

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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-   Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Crude oil	$2,133,485	$1,429,146	$735,514	$449,458
Natural gas	4,256	8,410	1,563	2,534
Refined products	125,709	94,374	45,695	32,420
Total	$2,263,450	$1,531,930	$782,772	$484,412

Operating Earnings
Crude oil	$26,341	$8,307	$15,401	$3,861
Natural gas	1,734	2,253	654	847
Refined products	(309)	153	(368)	(62)
Total	$27,766	$10,713	$15,687	$4,646

Depreciation
Crude oil	$2,565	$1,634	$1,027	$578
Natural gas	3	43	1	1
Refined products	309	382	97	128
Total	$2,877	$2,059	$1,125	$707

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	79,057	67,300	83,002	65,700
Natural gas – mmbtu’s	187,367	268,600	182,302	268,600

Average Purchase Price
Crude oil – per barrel	$95.36	$75.19	$91.71	$73.71
Natural Gas – per mmbtu’s	$4.14	$4.44	$4.08	$4.21
_____________________________

(1) Reflects the volume purchased from third parties at the oil and gas field level.

The crude oil revenue increase for the current comparative nine-month and three-month periods reflects increased prices and volumes as shown in the table above.  Such increases result from the worldwide pricing scenario coupled with increased production rates in the developing Eagle Ford shale trend of South Texas.  The overall direction of change in price was essentially flat during 2011 as the average acquisition cost of crude oil moved from the $88 per barrel level at the beginning of the year to the $87 per barrel level for September 2011.  As of September 30, 2011 the Company held 187,291 barrels of crude oil inventory at an average price of $87.17 per barrel.

Crude oil operating earnings increased significantly during 2011 due to widening unit gross margins.  This result stems primarily from South Texas sourced crude oil currently selling at a discount to world oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.  In addition, during the second quarter of 2011, the Company completed construction of a barge terminal facility at the Port of Victoria, Texas.  This facility allows the Company to increase margins on gathered production in the area by moving it into more advantageous markets.

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, such margins are reduced in 2011 as average field level purchase volumes were off thirty percent for the period (see table above).  Current volumes have declined because producers of natural gas curtailed drilling activity particularly in the non-shale areas due to low natural gas prices.  The Company’s primary source of natural gas supply is the non-shale areas of Texas, Louisiana and the Gulf of Mexico.  In addition, development of the nation’s natural gas infrastructure including more diverse areas of production and expanded pipeline and storage capacity have served to reduce purchase opportunities and per unit margins.

The refined products operations experienced a loss in 2011 due to a $700,000 increased bad debt provision, of which $400,000 was recorded in the third quarter, as collection efforts deteriorated on previous older balances due.

Historically, prices received for crude oil and natural gas as well as derivative products have been volatile and unpredictable with price volatility expected to continue.

-   Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Revenues	$49,547	$43,372	14%	$15,398	$15,288	1%

Operating earnings	$7,003	$5,122	37%	$2,078	$2,108	(1)%

Depreciation	$2,915	$3,333	(13)%	$1,041	$1,108	(6)%

Revenues and operating earnings improved for the transportation segment in 2011 due to increased customer demand with some slowing to a stabilized level occurring during the third quarter.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for such products has substantially recovered in recent periods.  Serving to improve customer demand was a recovering United States economy, relatively low natural gas prices and improved export demand for petrochemicals.  In addition, during the recent economic downturn, the trucking industry reduced capacity by retiring older units without replacement.  Following the recent upturn in demand, strained industry capacity has allowed rate increases and improved overall profitability.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changes in revenues.  As currently configured, operating earnings project at break-even levels, when quarterly revenues average $12.4 million.  Above that level, operating earnings will grow and below that level, losses result.

Transportation segment depreciation decreased in 2011 as older model units became fully depreciated. Due to the age of the transportation fleet and the current market demand, 75 replacement tractors costing approximately $9.1 million were added to the fleet during the first half of 2011.  An additional 75 tractors at an approximate cost of $9 million are planned for the fourth quarter of 2011.

-  Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenues	$10,091	$8,079	25%	$3,520	$2,755	28%
Operating earnings (loss),
excluding gains from property sale	$(2,420)	$76	(3,284)%	$(1,462)	$(476)	207%

Depreciation and depletion	$5,578	$3,033	84%	$1,884	$1,060	78%

Oil and gas segment revenues improved due to increased natural gas volumes as new drilling results came on line in 2011.  Operating earnings declined in 2011 as depreciation and depletion expense increased with higher capitalized cost amortization in the current period following active drilling in 2010 and 2011.  Further, dry hole expense was increased in 2011 as shown in the table below.

Production volumes and price information is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Crude Oil
Volume – barrels	38,801	40,605	15,309	14,602
Average price per barrel	$96.38	$75.04	$88.20	$72.78
Natural gas
Volume – mcf	1,344,271	967,051	487,601	324,865
Average price per mcf	$4.72	$5.20	$4.45	$5.21

As discussed further below, certain oil and gas properties were sold during the first quarter of 2011.  Excluding the sales volumes from the properties sold, comparative production volume information would be as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Crude Oil
Volume – barrels	37,920	36,916	15,309	13,723
Natural gas
Volume – mcf	1,298,425	748,180	487,601	260,777

Comparative exploration costs were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Dry hole expense	$1,165	$418	$654	$116
Property impairments	1,208	1,817	646	1,028
Seismic and geological	303	54	110	31
Total	$2,676	$2,289	$1,410	$1,175

During the first nine months of 2011, the Company participated in the drilling of 51 successful wells with eight dry holes.  Additionally, the Company has an interest in 33 wells that were in process on September 30, 2011.  Evaluation on the in-process wells is anticipated during the fourth quarter of 2011 and first quarter of 2012.  Participation in the drilling of approximately 37 wells is planned for the remainder of 2011 on the Company’s prospect acreage in Texas, Kansas, Arkansas and Louisiana.

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

-   Outlook

The expanded level of volumes and margins within the crude oil marketing operation is presently continuing for the short term outlook.  Industry competitors are aware of the present opportunity and are actively seeking to capture such advantage.  Over the course of the mid-term time horizon (12 months from current date) management anticipates crude oil marketing margins returning to their historical levels.  Transportation results look to be stable and within the oil and gas segment, the Company anticipates additional wells coming on line during 2011 to boost volumes and revenues.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $57,442,000 and $26,494,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and December 31, 2010, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $49,560,000 as of September 30, 2011, and such balances are maintained in order to meet the timing of day-to-day cash needs.  As of September 30, 2011, the Company also maintained $3,559,000 of marketable short-term investment grade securities that may be used to provide additional liquidity.  Working capital, the excess of current assets over current liabilities, totaled $44,487,000 as of September 30, 2011.

Capital expenditures during the first nine months of 2011 included $20,505,000 for marketing and transportation equipment additions and $20,701,000 in property additions associated with oil and gas exploration and production activities.  For the remainder of 2011, the Company anticipates expending an additional approximate $6 million on oil and gas exploration projects to be funded from operating cash flow and available working capital.  In addition, approximately $9 million will be expended during the fourth quarter of 2011 for the purchase of 75 trucks-tractors for the transportation segment with funding for such purchase from available cash flow.  The units will serve to replace a like number of older model units.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,000,000 as of September 30, 2011 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $3,233,000 as of September 30, 2011.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for an approximate $6 million commitment for transportation equipment operating leases and storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

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

Forward-Looking Statements –Safe Harbor Provisions

This quarterly report for the period ended September 30, 2011 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	- None

Item 3.            -  None

Item 4.            -  Removed and reserved

Item 5.	- None

Item 6.  Exhibits

10.1	Standard form Indemnification Agreement between
Adams Resources & Energy, Inc. and Officers or Directors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 14, 2011	By /s/K. S. Adams, Jr.
K. S. Adams, Jr.
Chief Executive Officer

By /s/Frank T. Webster
Frank T. Webster
President & Chief Operating Officer

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

* 10.1 -	Standard form Indemnification Agreement between
Adams Resources & Energy, Inc. and Officers or Directors

* 31.1 -	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2 -	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1 -	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2 -	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* **101.INS -	XBRL Instance Document

* **101.SCH -	XBRL Schema Document

* **101.CAL -	XBRL Calculation Linkbase Document

* **101.LAB -	XBLR Label Linkbase Document
* **101.PRE -	XBRL Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets – September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.