Form 10-K
period 2011-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2012-03-23
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2011
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7908
ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)
Delaware	74-1753147	17 South Briar Hollow Lane Ste 100	77027
		Houston, Texas
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Address of Principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (713) 881-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	NYSE Amex

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
YES ___NO _X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2011 was $52,992,199 based on the closing price of $25.34 per one share of common stock as reported on the NYSE AMEX Exchange for such date.  A total of 4,217,596 shares of Common Stock were outstanding at March 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2012 are incorporated by reference into Part III of this report.

PART I
Items 1 and 2.  BUSINESS AND PROPERTIES

Forward-Looking Statements –Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2011 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Business Activities

Adams Resources & Energy, Inc. (“ARE”) and its subsidiaries (collectively, the "Company"), are engaged in the business of marketing crude oil, natural gas and petroleum products, tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Adams Resources & Energy, Inc. is a Delaware corporation organized in 1973.  The Company’s headquarters are located in 23,450 square feet of office space located at 17 South Briar Hollow Lane Suite 100, Houston, Texas 77027 and the telephone number of that address is (713) 881-3600.  The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2011 are set forth in Note 8 of Notes to Consolidated Financial Statements included elsewhere herein.

Marketing Segment Subsidiaries

Gulfmark Energy, Inc. (“Gulfmark”), a subsidiary of ARE, purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan and New Mexico. During 2011, Gulfmark purchased approximately 81,600 barrels per day of crude oil at the wellhead or lease level. Gulfmark also operates 148 tractor-trailer rigs and maintains over 54 pipeline inventory locations or injection stations.  Gulfmark has the ability to barge oil from three oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 180,000 barrels of storage capacity at certain of the dock facilities in order to access waterborne markets for its products.  Gulfmark delivers physical supplies to refiner customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil.  During 2011, Gulfmark had sales to four customers that comprised 18.2 percent, 15.4 percent, 13.4 percent, and 11.3 percent, respectively, of total Company wide revenues.  Management believes that a loss of any of these customers would not have a material adverse effect on the Company’s operations.  See also Note 3 of Notes to Consolidated Financial Statements.

Adams Resources Marketing, Ltd. (“ARM”), a subsidiary of ARE, operates as a wholesale purchaser, distributor and marketer of natural gas.  ARM’s focus is on the purchase of natural gas at the producer level. During 2011, ARM purchased approximately 208,000 million british thermal units (“mmbtu’s”) of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately 60 independent producers with the primary production areas being the Louisiana and Texas Gulf Coast and the offshore Gulf of Mexico region.   ARM provides value added services to its customers by providing access to common carrier pipelines and handling daily volume balancing requirements as well as risk management services.

Ada Resources, Inc. (“Ada”), a subsidiary of ARE, marketed branded and unbranded refined petroleum products such as motor fuels and lubricants.  In February 2012, the Company sold substantially all equipment, inventory and contracts associated with this operation.  The company retained Ada’s former distribution and warehousing facility located on 5.5 Company-owned acres in Houston, Texas.  See Note (10) of Notes to Financial Statements for additional discussion.

Operating results are sensitive to a number of factors.  Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, actual delivery volumes that vary from expected quantities, and the timing and costs to deliver the commodity to the customer.

Transportation Segment Subsidiary

Service Transport Company (“STC”), a subsidiary of ARE, transports liquid chemicals on a "for hire" basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list.  Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the United States. Department of Transportation (“DOT”).   STC operates 285 truck tractors of which 12 are independent owner-operator units and maintains 447 tank trailers.  In addition, STC maintains truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 22 Company-owned acres in Houston, Texas.  This property includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system.  The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

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

Oil and Gas Segment Subsidiary

Adams Resources Exploration Corporation (“AREC”), a subsidiary of ARE, is actively engaged in the exploration and development of domestic oil and natural gas properties primarily in Texas and the south central region of the United States. AREC’s offices are maintained in Houston and the Company holds an interest in 405 wells of which 41 are Company operated.

Producing Wells--The following table sets forth the Company's gross and net productive wells as of December 31, 2011. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	99	9.80	158	12.35	257	22.15
Other	94	4.32	54	5.42	148	9.74
	193	14.12	212	17.77	405	31.89

Acreage--The following table sets forth the Company's gross and net developed and undeveloped acreage as of December 31, 2011.  Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.  The Company’s developed acreage is held by current production while undeveloped acreage is held by oil and gas leases with various remaining terms from six months to three years.  The Company’s ownership in undeveloped acreage is substantially all in the form of a non-operated minority interest.  As such, the Company relies on the third party operator to manage the lease holdings.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	122,884	10,924	217,802	17,849
Kansas	150	15	18,157	1,815
Other	8,202	1,072	1,701	675
	131,236	12,011	237,660	20,339

Drilling Activity--The following table sets forth the Company's drilling activity for each of the three years ended December 31, 2011.  All drilling activity was onshore in Texas, Louisiana, Arkansas and Kansas.

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	-	-	-	-	2	.10
- Dry	8	.87	12	.67	7	.94

Development wells drilled
- Productive	75	2.10	41	1.77	24	1.35
- Dry	3	.18	-	-	2	.10
	86	3.15	53	2.44	35	2.49

Production and Reserve Information--The Company's estimated net quantities of proved oil and natural gas reserves and the standardized measure of discounted future net cash flows calculated at a 10% discount rate for the three years ended December 31, 2011, are presented in the table below (in thousands):
	December 31,
	2011	2010	2009
Crude oil (thousands of barrels)	292	267	242
Natural gas (thousands of mcf)	9,661	7,794	7,248
Standardized measure of discounted future
net cash flows from oil and natural gas reserves	$20,931	$16,672	$9,305

The estimated value of oil and natural gas reserves and future net revenues from oil and natural gas reserves was made by the Company's independent petroleum engineers.  The reserve value estimates provided at each of December 31, 2011, 2010 and 2009 are based on market prices of $95.85, $76.14 and $58.43 per barrel for crude oil and $4.69, $5.26 and $4.05 per mcf for natural gas, respectively.  For 2011 and 2010, such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by Security and Exchange Commission (“SEC”) regulations.  For 2009, the price reflects the market price on December 31, 2009.  The price reported for natural gas includes the value of associated natural gas liquids.

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

The Company's oil and natural gas production for the three years ended December 31, 2011 was as follows:
Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2011	61,500	1,895,000
2010	54,000	1,365,000
2009	49,500	1,304,000

Certain financial information relating to the Company's oil and natural gas division revenues and earnings is summarized as follows:
	Years Ended December 31,
	2011	2010	2009
Average oil and condensate
sales price per barrel	$93.23	$77.09	$58.10
Average natural gas
sales price per mcf	$4.39	$5.02	$4.43
Average production cost, per equivalent
barrel, charged to expense	$16.79	$13.99	$13.25

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

Marketing Operations--The Company's marketing facilities are subject to a number of state and federal environmental statutes and regulations, including the regulation of underground fuel storage tanks.  While the Company has not owned or operated underground tanks for more than 10 years, historically the Company was an owner and operator of underground storage tanks.  The EPA's Office of Underground Tanks and applicable state laws establish regulations requiring owners or operators of underground fuel tanks to demonstrate evidence of financial responsibility for the costs of corrective action and the compensation of third parties for bodily injury and property damage caused by sudden and non-sudden accidental releases arising from operating underground tanks.  In addition, the EPA requires the installation of leak detection devices and stringent monitoring of the ongoing condition of underground tanks.  Should leakage develop in an underground tank, the operator is obligated for clean up costs.  During the period when the Company operated underground tanks, it secured insurance covering both third party liability and clean up costs.

Transportation Operations--The Company's tank truck operations are conducted pursuant to authority of the DOT and various state regulatory authorities.  The Company's transportation operations must also be conducted in accordance with various laws relating to pollution and environmental control.  Interstate motor carrier operations are subject to safety requirements prescribed by DOT. Matters such as weight and dimension of equipment are also subject to federal and state regulations.  DOT regulations also require mandatory drug testing of drivers and require certain tests for alcohol levels in drivers and other safety personnel.  The trucking industry is subject to possible regulatory and legislative changes such as increasingly stringent environmental regulations or limits on vehicle weight and size.  Regulatory change may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services.  In addition, the Company’s tank wash facilities are subject to increasingly stringent local, state and federal environmental regulations.

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.  The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business.  Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement actions which could materially and adversely affect the Company's business.  The Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation. However, given the nature of the Company’s business, the Company is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private actions against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.  At December 31, 2011, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2011 the Company employed 780 persons, 15 of whom were employed in the exploration and production of oil and gas, 345 in the marketing of crude oil, natural gas and petroleum products, 399 in transportation operations, and 21 in administrative capacities.  None of the Company's employees are represented by a union.  Management believes its employee relations are satisfactory.

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

Recent Event

On February 27, 2012, the Company completed the sale of certain assets previously associated with the Company’s refined products marketing segment.  Assets sold included equipment, tanks and trucks, as well as all refined petroleum product inventories and substantially all supplier and customer contracts associated with this business segment.  With the consummation of this transaction, the Company exited the refined petroleum products marketing business.  The Company’s former refined petroleum products operation was active in the distribution and sale of lube oils and motor fuels such as gasoline and diesel.  Sales proceeds totaled $2,000,000 plus the market value of inventories.  The Company will continue to collect any outstanding accounts receivable and satisfy all account payable obligations associated with this business.  See discussion under “Subsequent Event” in Note 10 to the Consolidated Financial Statements.

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
17 South Briar Hollow Lane, Ste 100
Houston, Texas 77027

Item 1A. RISK FACTORS

Economic developments could damage operations and materially reduce profitability and cash flows.

Potential disruptions in the credit markets and concerns about global economic growth could have a significant adverse impact on global financial markets and commodity prices.  Such factors could contribute to a decline in the Company’s stock price and corresponding market capitalization.  Should commodity prices experience  a period of rapid decline, future earnings will be reduced.  Since the Company has no bank debt obligations nor covenants tied to its stock price, potential declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets experience volatility and the availability of funds remains limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

General economic conditions could reduce demand for chemical based trucking services.

Customer demand for the Company’s products and services is substantially dependent upon the general economic conditions for the United States which are cyclical in nature.  In particular, demand for liquid chemical truck transportation services is dependent on activity within the petrochemical sector of the U. S. economy.  Chemical sector demand typically varies with the housing and auto markets as well as the relative strength of the U. S. dollar to foreign currencies.  A relatively strong U.S. dollar exchange rate tends to suppress export demand for petrochemicals which is adverse to the Company’s transportation operation.  Conversely, a weak U. S. dollar exchange rate tends to stimulate export demand for petrochemicals.

The Company’s business is dependent on the ability to obtain trade and other credit.

The Company’s future development and growth depends in part on its ability to successfully obtain credit from suppliers and other parties.  Trade credit arrangements are relied upon as a significant source of liquidity for capital requirements not satisfied by operating cash flow.

Should global financial markets and economic conditions disrupt and reduce stability in general and the solvency of creditors specifically, the availability of funding from credit markets would be reduced as many lenders and institutional investors would enact tighter lending standards, refuse to refinance existing debt on terms similar to current debt or in some cases, cease to provide funding to borrowers.  These issues coupled with weak economic conditions would make it more difficult for the Company and its suppliers and customers to obtain funding.

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

Future success depends in part on the Company’s ability to find, develop and acquire additional oil and natural gas reserves.  Without successful acquisition or exploration activities, reserves and revenues will decline as a result of current reserves being depleted by production.  The successful acquisition, development or exploration of oil and natural gas properties requires an assessment of recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities, and other factors. These assessments are necessarily inexact. As a result, the Company may not recover the purchase price and/or the development costs of a property from the sale of production from the property, or may not recognize an acceptable return from properties acquired. In addition, exploration and development operations may not result in any increases in reserves. Exploration or development may be delayed or cancelled as a result of inadequate capital, compliance with governmental regulations or price controls or mechanical difficulties.  In the future, the cost to find or acquire additional reserves may become prohibitive.

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

        The Company is subject to risks associated with  climate change.

Potential climate change and costs associated with its impact and efforts to regulate “greenhouse gas” (“GHG's”) emissions have the potential to affect the Company’s business including negatively impacting (i) the costs it incurs in providing its products and services, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its GHG emissions, pay any taxes related to GHG emissions, administer and manage a GHG emissions program, pay higher insurance premiums or accept greater risk of loss in areas affected by adverse weather and coastal regions in the event of rising sea levels, (ii) the demand for and consumption of its products and services (due to change in both costs and weather patterns), and (iii) the economic health of the regions in which it operates, all of which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company is subject to risks related to cybersecurity.

The Company is subject to cybersecurity risks and may incur increasing costs in connection with its efforts to enhance and ensure security and in response to actual or attempted cybersecurity attacks.

Substantial aspects of the Company’s business depend on the secure operation of its computer systems and websites. Security breaches could expose the Company to a risk of loss, misuse or interruption of sensitive and critical information and functions, including its own proprietary information and that of its customers, suppliers and employees and functions that affect the operation of the business.  Such losses could result in operational impacts, reputational harm, competitive disadvantage, litigation, regulatory enforcement actions, and liability. While the Company devotes substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that it will be able to prevent all of the rapidly evolving types of cyber attacks. Actual or anticipated attacks and risks may cause the Company to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

If the Company’s security measures are circumvented, proprietary information may be misappropriated, its operations may be disrupted, and its computers or those of its customers or other third parties may be damaged. Compromises of the Company’s security may result in an interruption of operations, violation of applicable privacy and other laws, significant legal and financial exposure, damage to its reputation, and a loss of confidence in its security measures.

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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES

The Company's common stock is traded on the NYSE Amex, formerly known as the American Stock Exchange, under the ticker symbol “AE”.  The following table sets forth the high and low sales prices of the common stock as reported by the NYSE Amex for each calendar quarter since January 1, 2010.

	American Stock Exchange
	High	Low
2011
First Quarter	$31.30	$22.46
Second Quarter	30.50	22.51
Third Quarter	29.07	18.73
Fourth Quarter	29.50	18.90

2010
First Quarter	$23.39	$17.40
Second Quarter	19.95	15.25
Third Quarter	21.49	16.00
Fourth Quarter	24.95	17.86

At March 12, 2012 there were approximately 235 shareholders of record of the Company's common stock and the closing stock price was $45.71 per share.  The Company has no securities authorized for issuance under equity compensation plans.  The Company made no repurchases of its stock during 2011 and 2010.

On December 15, 2011, the Company paid an annual cash dividend of $.57 per common share to common stockholders of record on December 1, 2011.  On December 15, 2010, the Company paid an annual cash dividend of $.54 per common share to common stockholders of record on December 1, 2010.  Such dividends totaled $2,404,000 and $2,277,540 for each of 2011 and 2010, respectively.

Performance Graph

The performance graph shown below was prepared under the applicable rules of the SEC based on data supplied by Research Data Group.  The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time.  The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2006 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note:  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	Dec06	Dec07	Dec08	Dec09	Dec10	Dec11

Adams Resources & Energy, Inc.	100.00	86.99	59.46	78.90	89.03	108.97
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Integrated Oil & Gas	100.00	129.85	101.56	100.25	119.14	136.73

Item 6.  SELECTED FINANCIAL DATA

FIVE YEAR REVIEW OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Revenues:
Marketing	$3,136,838	$2,144,082	$1,889,583	$4,074,677	$2,558,545
Transportation	63,501	56,867	44,895	67,747	63,894
Oil and natural gas	14,060	11,021	8,650	17,248	13,783
	$3,214,399	$2,211,970	$1,943,128	$4,159,672	$2,636,222
Operating earnings (loss):
Marketing	$50,596	$16,724	$17,487	$(2,704)	$20,152
Transportation	8,521	6,623	2,128	4,245	5,504
Oil and gas operations	(16,794)	(1,757)	(3,625)	(3,348)	(2,853)
Oil and gas property sale	2,923	-	-	-	12,078
General and administrative	(9,713)	(9,044)	(9,589)	(9,667)	(10,974)
	35,533	12,546	6,401	(11,474)	23,907
Other income (expense):
Interest income	237	191	125	1,103	1,741
Interest expense	(8)	(36)	(25)	(187)	(134)
Earnings (loss) from continuing operations
before income taxes	35,762	12,701	6,501	(10,558)	25,514

Income tax (provision) benefit	(12,831)	(4,070)	(2,352)	4,986	(8,458)

Net earnings (loss)	$22,931	$8,631	$4,149	$(5,572)	$17,056

Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share	$5.44	$2.05	$.98	$(1.32)	$4.04

Dividends per common share	$.57	$.54	$.50	$.50	$.47

Financial Position
Cash	$37,066	$29,032	$16,806	$18,208	$23,697
Net working capital	48,871	39,978	38,372	41,559	50,572
Total assets	378,840	301,305	249,401	210,926	357,075
Long-term debt	-	-	-	-	-
Shareholders’ equity	110,682	90,155	83,801	81,761	89,442
Dividends on common shares	2,404	2,277	2,109	2,109	1,982
________________________________

Notes:
-	In 2011 and 2007, certain oil and natural gas producing properties were sold for $6.6 million and $14.9 million producing net gains of $2.9 million and $12.1 million, respectively.

-	The 2011 oil and gas operating loss primarily resulted from property impairments totaling $14.8 million recorded as a result of declining natural gas prices.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Marketing revenues, operating earnings and depreciation are as follows (in thousands):

	2011	2010	2009
Revenues
Crude oil	$2,961,176	$2,005,301	$1,770,600
Natural gas	6,251	10,592	14,232
Refined products	169,411	128,189	104,751
Total	$3,136,838	$2,144,082	$1,889,583

Operating Earnings (loss)
Crude oil	$49,237	$13,530	$15,404
Natural gas	2,147	3,073	2,749
Refined products	(788)	121	(666)
Total	$50,596	$16,724	$17,487

Depreciation
Crude oil	$3,724	$2,320	$1,997
Natural gas	3	44	166
Refined products	375	503	533
Total	$4,102	$2,867	$2,696

Supplemental volume and price information is:

	2011	2010	2009
Field Level Purchases per day (1)
Crude Oil – barrels	81,600	69,000	66,100
Natural Gas – mmbtu’s	208,000	258,000	363,000

Average Purchase Price
Crude Oil – per barrel	$96.77	$77.20	$58.32
Natural Gas – per mmbtu	$3.93	$4.28	$3.75

(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Comparison 2011 to 2010

Crude oil revenues grew by 47 percent in 2011 due to both volume and price increases.  Average crude oil prices increased 25 percent and crude oil lease level volumes improved by 18 percent as shown in the table above.  The field level purchase volume growth was a result of new production from expanded drilling activity in the Eagle Ford trend of South Texas.

Crude oil operating earnings increased significantly in 2011 due to widening unit gross margins.  This result stems from South Texas sourced crude oil selling at a discount to world oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.  In addition, during the second quarter of 2011, the Company completed construction of a barge terminal facility at the Port of Victoria, Texas.  This facility allows the Company to increase margins on its gathered production in the area by barging it to more advantageous markets.

Increasing crude oil prices also boosted operating earnings during 2011.  The average acquisition price of crude oil moved from $88 per barrel at the beginning of the year to $98 per barrel for December 2011, resulting in inventory liquidation gains totaling $3,021,000.  Similarly, during 2010, crude oil prices rose from the $75 per barrel range in January to the $88 per barrel range by December 2010 producing a $2,272,000 inventory liquidation gain.  As of December 31, 2011, the Company held 182,728 barrels of crude oil inventory at an average price of $98.36 per barrel.

Diesel fuel expense which tends to fluctuate in tandem with crude oil prices also has a significant impact on operating earnings.  A relatively low level of diesel fuel costs during 2009, served to improve comparative operating earnings for such year relative to 2010.  Diesel fuel cost were elevated in 2011 due to increased prices and an approximate 50 unit expansion of the truck fleet engaged to handle added volumes.  The impact on crude oil operating earnings from inventory liquidation gains and diesel fuel cost is summarized as follows (in thousands):

	2011	2010	2009
As reported operating earnings	$49,237	$13,530	$15,404
Inventory liquidation (gains)	(3,021)	(2,272)	(5,780)

	$46,216	$11,258	$9,624

Diesel fuel expense	$9,982	$6,001	$4,612

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown above, gross margins were reduced during 2011 as average field level purchase volumes were off 19 percent for the period. Current volumes declined because the Company’s natural gas suppliers do not operate in the shale areas and therefore curtailed drilling activity due to declining natural gas prices.  The Company’s primary source of natural gas supply is the non-shale areas of Texas, Louisiana and the Gulf of Mexico.  In addition to volume declines, development of the nation’s natural gas infrastructure including more diverse areas of production and expanded pipeline and storage capacity have served to reduce purchase opportunities and per unit margins.

Operating earnings for the refined products segment continued to underperform following the downturn in the domestic economy which began during the third quarter of 2008.  Due to customer slow payment patterns, refined product operating earnings were additionally impacted in 2011 and 2009 when the bad debt provision was increased by approximately $947,000 and $560,000, respectively.   As a result of its recent market performance, in February 2012 the Company sold substantially all contracts, equipment and inventories associated with its refined products segment and is completing an orderly wind-down of this business.  Cash proceeds from the sale totaled $2 million plus the fair market value of refined product inventories and the Company will record a gain of approximately $1 million during the first quarter of 2012.

Historically, prices received for crude oil and natural gas have been volatile and unpredictable with price volatility expected to continue.  See discussion under Item 1A Risk Factors.

-           Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2011		2010		2009
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$63,501	12%	$56,867	27%	$44,895	(34)%

Operating earnings	$8,521	29%	$6,623	211%	$2,128	(50)%

Depreciation	$3,912	(9)%	$4,288	8%	$3,970	3%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

Revenues and operating results improved for the transportation segment in both 2011 and 2010 due to increased customer demand.  The Company also benefitted in 2011 from $1.2 million in gains from the sale of used equipment following the purchase of new truck replacements.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for such products has substantially recovered from the slow down occurring in 2009.  Serving to improve customer demand was a recovering United States economy, relatively low natural gas prices and improved export demand for petrochemicals.  In addition, during the previous economic downturn, the trucking industry reduced capacity by retiring older units without replacement.  With demand improvement, industry capacity has been strained allowing rate increases and improved overall profitability.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changing revenues.  As currently configured, operating earnings project at break-even levels when annual revenues average approximately $50 million.  Above that level, operating earnings will grow and below that level losses result.

Transportation segment depreciation increased for 2011 and 2010 relative to 2009 as older fully depreciated tractor units were replaced with new model year vehicles with a portion of the 2011increase offset by certain in-service trailers becoming fully depreciated during the periods.   During 2011 the Company replaced 115 older model tractor units and added 10 new units to the fleet.  Tractor replacement for 2010 and 2009 totaled 50 units and 75 units, respectively.  In addition 25 trailers were added to the fleet during 2011.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily derived from crude oil and natural gas production volumes and prices.  Comparative amounts for revenues, operating earnings and depreciation and depletion were as follows (in thousands):

	2011		2010		2009
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)
Revenues	$14,060	28%	$11,021	27%	$8,650	(50)%

Operating earnings (loss)(2)	(16,794)	856%	(1,757)	51%	(3,625)	8%

Depreciation and depletion	8,246	77%	4,662	28%	3,654	(46)%

Producing property impairments	7,105	651%	946	(30)%	1,350	(56)%
______________
(1)	Represents the percentage increase (decrease) from the prior year.
(2)	Excludes gains from property sales

The revenue improvement for the oil and gas segment during 2011 and 2010 is primarily attributable to crude oil and natural gas volumes increases as shown in the table below.  Volumes improved with the results of recent drilling efforts.  Operating earnings declined due to increased charges for depreciation, depletion and producing property impairments as well as increased exploration and impairment expenses as shown in the second table below.  Depreciation and depletion expense increased in both 2011 and 2010 with increased volumes and as the depreciable property basis grew from capital expenditures.  Producing and non-producing property impairments resulted in 2011 following a significant December 2011 decline in the current and forward price for natural gas.

Comparative volumes and prices were as follows:

	2011		2010		2009

Production Volumes
- Crude Oil	61,500	bbls	54,000	bbls	49,500	bbls
- Natural Gas	1,895,000	mcf	1,365,000	mcf	1,304,000	mcf

Average Price
- Crude Oil	$93.23	bbls	$77.09	bbls	$58.10	bbls
- Natural Gas	$4.39	mcf	$5.02	mcf	$4.43	mcf

Comparative exploration and impairment costs were as follows (in thousands):

	2011	2010	2009
Dry hole expense	$1,212	$1,894	$661
Prospect impairment	7,644	1,277	2,423
Seismic and geological	310	62	734

Total	$9,166	$3,233	$3,818

During 2011, the Company participated in the drilling of 86 wells with 75 successful and 11 dry holes. Additionally, the Company had 40 wells in process on December 31, 2011 with ultimate evaluation anticipated during 2012.    Converting natural gas volumes to equate with crude oil volumes at a ratio of six to one, oil and gas production volumes and proved reserve changes summarized as follows on an equivalent barrel (Eq. Bbls) basis:

	2011	2010	2009
	(Eq. Bbls.)	(Eq. Bbls.)	(Eq. Bbls.)

Proved reserves – beginning of year	1,566,000	1,450,000	1,304,000
Estimated reserve additions	1,209,000	536,000	439,000
Production volumes	(377,000)	(282,000)	(267,000)
Producing properties sold	(385,000)	-	-
Revisions of previous estimates	(106,000)	(138,000)	(26,000)

Proved reserves - end of year	1,907,000	1,566,000	1,450,000

During 2011 and in total for the three year period ended December 31, 2011, estimated reserve additions represented 320 percent and 235 percent, respectively, of production volumes.

The Company’s current drilling and exploration efforts are primarily focused as follows:

East Texas Project

In 2005, the Company joined with its partners in acquiring exploration acreage in Nacogdoches and Shelby Counties, Texas.  This was subsequently expanded to include acreage in Angelina County, due south of Nacogdoches County.  This investment holds potential in the Haynesville/Bossier shale formations.   Subsequent drilling determined that a “sweet spot” existed. A total of 86 wells were drilled to date with 66 wells on production and 20 wells currently in the completion stage.   The Company’s interest in this project varies from two percent to five percent with an average 2.7 percent ownership in the properties and wells. Production is dry gas and due to current low prices, only 24 wells are planned for 2012 to secure the Company’s acreage position.  Approximately 64,000 gross acres are now held by production with 11,700 additional acres under option to earn through drilling. In-field development of this property will resume when justified by higher natural gas prices.

West Texas Project

In 2008, the Company participated with an approximate two percent working interest in the acquisition of approximately 49,015 acres located in Irion and Crockett Counties, Texas for the purpose of developing the Wolfcamp shale. An aggressive horizontal drilling program is now underway.  A total of 54 wells have been drilled with 38 wells on production and 15 wells being completed.  Drilling is expected to accelerate in 2012 with 72 wells scheduled to spud.  Production from the Wolfcamp in this area is oil-rich, with large amounts of gas and natural gas liquids.

South Texas Project

This project includes two approved prospects in the Eagle Ford trend of South Texas with approximately 31,000 acres currently under lease.  The goal of this investment is to extend the productive area of the Eagle Ford trend north in Fayette and Lavaca Counties, Texas.  The first core well has been drilled and indications are positive with petrochemical data showing the project is on the gas condensate window.  Drilling plans initially call for the first horizontal test well to spud during the second quarter of 2012.  The Company holds a five percent working interest in this project.

-	Oil and gas property sales

In January 2011, the Company completed the sale of its interest in certain producing oil and gas properties located in the on-shore Gulf Coast region of Texas.  Proceeds from the sale totaled $6.2 million and the pre-tax gain from this transaction totaled $2,708,000.  Total proved reserves sold were approximately 26,000 barrels of crude oil and 2,148,000 mcf of natural gas.  Sales negotiations were conducted by the third party operator of the properties on behalf of all working interest owners and the transaction was completed with a separate third party investment entity.  The Company’s proportionate interest in the transaction was approximately 5 percent and the Company elected to participate in the sale due to attractive pricing.  Also during the first quarter of 2011, the Company sold a portion of its interest in certain non-producing oil and gas properties located in West Texas.  Total proceeds from the sale were $329,000 and the Company recorded a $125,000 gain from this transaction.  Proceeds from the sales were used for general working capital purposes and the Company is continuing with oil and gas exploration operations in the vicinity of the properties sold.  In October 2011, the Company sold an interest in certain non-producing properties for $90,000 in proceeds and gain.

-	General and administrative, interest income and income tax

General and administrative expenses were consistent during the three year review period ending December 31, 2011 except during 2011  such costs were elevated due to employee bonuses.  Interest income declined for 2011, 2010 and 2009 as interest rates on overnight deposits declined to near zero following the significant turmoil that occurred in the financial markets during the fall of 2008.  The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Outlook

The short-term outlook presumes continued volume and margin strength within the crude oil marketing operation.  Industry competitors and Company suppliers are aware of the present opportunity, however, and are actively seeking to capture such advantage and unit margins have begun to shrink.  Over the course of the mid-term time horizon (3 - 6 months from current date) management anticipates crude oil marketing margins will return to their approximate historical levels.  Transportation results slowed in late 2011 but generally look to be stable for 2012.  Within the oil and gas segment, declining natural gas prices will, in all likelihood, offset volume increases from the new wells coming on line in 2012.  However, absent further declines in commodity prices, the recurrence of property impairment charges is unlikely in 2012.  In contrast, should recent escalation in diesel fuel costs continue, 2012 marketing and transportation earnings could be adversely affected to some extent.

The Company has the following major objectives for 2012:

-	Maintain marketing operating earnings at the $28 million level exclusive of inventory valuation gains or losses.

-	Maintain transportation operating earnings at the $6 million level excluding gains from the sale of used equipment.

-	Return oil and gas operating earnings to the $2 million level and replace 2011 production with current reserve additions.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided from operating activities, which was $55,815,000, $36,928,000 and $22,285,000 for each of 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $37,066,000 as of December 31, 2011, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $48,808,000 as of December 31, 2011.

Capital expenditures during 2011 included $27,802,000 for marketing and transportation equipment additions, primarily consisting of truck-tractors, and $24,580,000 in property additions associated with oil and gas exploration and production activities.  For 2012, the Company anticipates expending an additional approximately $19 million on oil and gas development and exploration projects.  In addition, approximately $17 million will be expended during 2012 for the purchase of 167 truck-tractors for the transportation segment and approximately $5.3 million will be expended for the purchase of 31 truck-tractors and 18 trailers for the marketing segment with funding for such purchase from available cash flow.  These units will serve to replace older units and to increase the marketing fleet.  Funding for these 2012 projects will be from operating cash flow and available working capital.  Within certain constraints, the proposed projects can be delayed or cancelled should funding become unavailable.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $6,521,000 as of December 31, 2011 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchase from the Company.  Such cash collateral held by the Company totaled $721,000 as of December 31, 2011.  The Company also maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit to the Company’s suppliers of crude oil and natural gas (see Note 1 to Financial Statements).  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil and natural gas supply.  As of December 31, 2011, letters of credit outstanding totaled $38.9 million.  Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for an approximate $10.7 million commitment for transportation equipment, operating leases and storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Historically, the Company pays an annual dividend in the fourth quarter of each year, and the Company paid a $.57 per common share dividend or $2,404,000 to shareholders of record as of December 1, 2011.

The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A. Risk Factors in this annual report of Form 10-K).

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements primarily with independent truck owner-operators in order to provide truck-tractor equipment for the Company’s fleet.  Any commitments with independent truck owner-operators are on a month-to-month basis.  In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  Such contracts require certain minimum monthly payments for the term of the contracts.   All operating lease commitments qualify for off-balance sheet treatment.  Rental expense for the years ended December 31, 2011, 2010, and 2009 was $7,621,000, $5,870,000 and $6,898,000, respectively.  As of December 31, 2011, rental commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years are payable as follows:  2012 - $3,059,000; 2013 - $2,148,000; 2014 - $1,468,000; 2015 - $1,201,000; 2016 – $1,181,000 and $1,602,000 thereafter.

Contractual Cash Obligations

The Company has no capital lease obligations.  The Company has entered into certain operating lease arrangements and terminal access agreements for tankage, truck-tractors, trailers and office space.    A summary of the payment periods for contractual cash obligations is as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total

Lease payments	$3,059	$2,148	$1,468	$1,201	$1,181	$1,602	$10,659

In addition to its lease financing obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities.  Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations.  Approximate commodity purchase obligations as of December 31, 2011 are as follows (in thousands):

	January	Remaining
	2012	2012	2013	2014	Thereafter	Total
Crude Oil	$242,942	$1,473	$-	$-	$-	$244,415
Natural Gas	8,622	260	-	-	-	8,882
	$251,564	$1,733	$-	$-	$-	$253,297

Insurance

From time to time, the marketplace for all forms of insurance enters into periods of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable.  The Company’s primary insurance needs are worker’s compensation, automobile and umbrella coverage for its trucking fleet and medical insurance for employees.  During each of 2011, 2010 and 2009, insurance costs were consistent with activity and totaled $11.2 million, $10 million and $10.5 million, respectively.  Insurance cost may experience renewed rate increases during 2012 subject to market conditions.  Since the Company is generally unable to pass on such cost increases, any increase will need to be absorbed by existing operations.

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

Critical Accounting Policies and Use of Estimates

Fair Value Accounting

The Company enters into certain forward commodity contracts that are required to be recorded at fair value and such contracts are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during 2011, 2010 and 2009.

The Company utilizes a market approach to valuing its commodity contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts.  Such contracts typically have durations that are less than 18 months.  As of December 31, 2011, all of the Company’s market value measurements were based on either quoted prices in active markets (Level 1 inputs) or from inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Note 1 to the Consolidated Financial Statements.

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

Revenue Recognition

The Company’s crude oil, natural gas and refined products marketing customers are invoiced daily or monthly based on contractually agreed upon terms.  Revenue is recognized in the month in which the physical product is delivered to the customer.  Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its commodity activities. See discussion under Revenue Recognition policy in Note 1 of the Consolidated Financial Statements.

Transportation segment customers are invoiced, and the related revenue is recognized as the service is provided.  Oil and natural gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and natural gas passes to the purchaser.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU No. 2010-03).  This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries – Oil and Gas topic of the ASC (ASC Topic 932) with the changes required by the SEC final rule, “Modernization of Oil and Gas Reporting,” as discussed above.  ASU No. 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and gas producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves.  ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate.  The Company adopted ASU No. 2010-03 effective December 31, 2009.

In May 2011, the FASB issued ASU 2011-04, which further amends the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification.  Among other provisions, ASU 2011-04 expands and modifies certain principles and requirements for measuring fair value and disclosing fair value measurement information.  ASU 2011-04 is effective for interim and fiscal periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements, but may result in additional disclosures regarding fair value measurements.

In December 2011, the FASB issued FASB Accounting Standards Update (ASU) 2011-11.  This update requires additional disclosures about an entity’s right of setoff and related arrangements associated with its financial and derivative instruments.  The ASU requires a tabular presentation that reflects the gross, net and setoff amounts associated with such assets and liabilities among other requirements.  The expanded disclosure requirements are effective for the annual reporting periods beginning on January 1, 2013.  The adoption of ASU 2011-11 is not expected to result in significant additional disclosures.

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

Interest Rate Risk

The Company had no long-term debt outstanding at December 31, 2011 and 2010.  A hypothetical ten percent adverse change in the floating rate would not have a material effect on the Company’s results of operations for the fiscal year ended December 31, 2011.

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

Historically, prices received for oil and natural gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2010 through December 31, 2011 natural gas price realizations ranged from a monthly low of $3.42 per mmbtu to a monthly high of $5.80 per mmbtu.  Crude oil prices ranged from a monthly average low of $70.90 per barrel to a high of $109.94 per barrel during the same period. A hypothetical ten percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $3,252,000 and $2,393,000 for the comparative years ended December 31, 2011 and 2010, respectively.

ITEM 8.  FINANCIAL STATEMENTS

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	29

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2011 and 2010	30

Consolidated Statements of Operations for the Years Ended
December 31, 2011, 2010 and 2009	31

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2011, 2010 and 2009	32

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011, 2010 and 2009	33

Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for oil and natural gas reserves and disclosures on December 31, 2009.

/s/DELOITTE & TOUCHE LLP

Houston, Texas
March 22, 2012

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31,
ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$37,066	$29,032
Accounts receivable, net of allowance for doubtful accounts of
$2,205 and $1,064, respectively	234,515	190,169
Inventories	20,189	14,591
Fair value contracts	2,064	2,764
Income tax receivable	480	2,316
Prepayments	10,651	8,104

Total current assets	304,965	246,976

PROPERTY AND EQUIPMENT:
Marketing	38,467	25,407
Transportation	54,359	43,131
Oil and gas (successful efforts method)	81,668	73,011
Other	1,553	188
	176,047	141,737

Less – Accumulated depreciation, depletion and amortization	(106,812)	(94,148)
	69,235	47,589
OTHER ASSETS:
Oil and gas property held for sale	-	3,389
Deferred income tax asset	473	374
Cash deposits and other	4,167	2,977
	$378,840	$301,305
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$248,656	$200,763
Accounts payable – related party	58	9
Fair value contracts	681	1,478
Accrued and other liabilities	6,194	3,894
Current deferred income taxes	505	854
Total current liabilities	256,094	206,998

LONG-TERM DEBT	-	-

OTHER LIABILITIES:
Asset retirement obligations	1,568	1,390
Deferred taxes and other liabilities	10,496	2,762
	268,158	211,150
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	98,567	78,040
Total shareholders’ equity	110,682	90,155
	$378,840	$301,305

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
REVENUES:
Marketing	$3,136,838	$2,144,082	$1,889,583
Transportation	63,501	56,867	44,895
Oil and natural gas	14,060	11,021	8,650
	3,214,399	2,211,970	1,943,128
COSTS AND EXPENSES:
Marketing	3,082,140	2,124,491	1,869,400
Transportation	51,068	45,956	38,797
Oil and gas operations	22,608	8,116	8,621
Oil and gas property sale (gain)	(2,923)	-	-
General and administrative	9,713	9,044	9,589
Depreciation, depletion and amortization	16,260	11,817	10,320
	3,178,866	2,199,424	1,936,727

Operating Earnings	35,533	12,546	6,401

Other Income (Expense):
Interest income	237	191	125
Interest expense	(8)	(36)	(25)

Earnings before income taxes	35,762	12,701	6,501

Income Tax (Provision) Benefit:
Current	(5,523)	(371)	(1,280)
Deferred	(7,308)	(3,699)	(1,072)
	(12,831)	(4,070)	(2,352)

Net Earnings	$22,931	$8,631	$4,149

EARNINGS PER SHARE:
Basic and diluted net earnings per share	$5.44	$2.05	$.98

 The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2009	$422	$11,693	$69,646	$81,761
Net earnings	-	-	4,149	4,149
Dividends paid on common stock	-	-	(2,109)	(2,109)
BALANCE, December 31, 2009	$422	$11,693	$71,686	$83,801
Net earnings	-	-	8,631	8,631
Dividends paid on common stock	-	-	(2,277)	(2,277)
BALANCE, December 31, 2010	$422	$11,693	$78,040	$90,155
Net earnings	-	-	22,931	22,931
Dividends paid on common stock	-	-	(2,404)	(2,404)
BALANCE, December 31, 2011	$422	$11,693	$98,567	$110,682

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010	2009
CASH PROVIDED BY OPERATIONS:
Net earnings	$22,931	$8,631	$4,149
Adjustments to reconcile net earnings to net cash
from operating activities-
Depreciation, depletion and amortization	16,260	11,817	10,320
Property sale (gains) losses	(4,394)	94	(177)
Dry hole costs incurred	1,212	1,894	661
Impairment of oil and natural gas properties	14,749	2,224	3,773
Provision for doubtful accounts	1,141	29	430
Deferred income taxes	7,308	3,699	1,072
Net change in fair value contracts	(97)	(1,036)	251
Decrease (increase) in accounts receivable	(45,487)	(34,257)	(36,515)
Decrease (increase) in inventories	(5,598)	669	(1,053)
Decrease (increase) in income tax receivable	1,836	(145)	1,458
Decrease (increase) in prepayments	(2,547)	2,700	(5,580)
Increase (decrease) in accounts payable	47,662	40,521	43,069
Increase (decrease) in accrued and other liabilities	1,378	(406)	(58)
Other changes, net	(539)	494	485
Net cash provided by operating activities	55,815	36,928	22,285

INVESTING ACTIVITIES:
Property and equipment additions	(53,276)	(22,421)	(22,390)
Insurance and state collateral (deposits) refunds	(495)	(151)	(192)
Proceeds from property sales	8,394	147	1,004
Redemption of short-term investments	11,098	-	-
Investment in short-term investments	(11,098)	-	-
Net cash (used in) investing activities	(45,377)	(22,425)	(21,578)

FINANCING ACTIVITIES:
Dividend payments	(2,404)	(2,277)	(2,109)
Net cash (used in) financing activities	(2,404)	(2,277)	(2,109)

Increase (decrease) in cash and cash equivalents	8,034	12,226	(1,402)

Cash and cash equivalents at beginning of year	29,032	16,806	18,208

Cash and cash equivalents at end of year	$37,066	$29,032	$16,806

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all  intercompany accounts and transactions.  The impact on the accompanying financial statements of events occurring after December 31, 2011 has been evaluated through the date of issuance of these financial statements.

Nature of Operations

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market fund or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in corporate and municipal bonds, which are classified as investments in marketable securities, may also be made from time to time.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to the financial viability of such institutions.

Marketable Securities

From time to time, the Company may invest in marketable securities consisting of investment grade corporate bonds traded in liquid markets.  Such bonds are held for the purpose of investing in liquid funds and are not generally intended to be retained on a long term basis.  Marketable securities are initially recognized at acquisition costs inclusive of transaction costs and are classified as trading securities.  In subsequent periods marketable securities are valued at fair value.  Changes in these fair values are recognized as gains or losses in the accompanying statement of operations under the caption “Costs and Expenses – Marketing”.  Interest on marketable securities is recognized directly in the statement of operations during the period earned.

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

Inventories

Crude oil and petroleum product inventories are carried at the lower of average cost or market. Petroleum products inventory includes gasoline, lubricating oils and other petroleum products purchased for resale. Components of inventory are as follows (in thousands):

	December 31,
	2011	2010
Crude oil	$18,464	$12,909
Petroleum products	1,725	1,682

	$20,189	$14,591

Prepayments

The components of prepayments and other are as follows (in thousands):

	December 31,
	2011	2010
Cash collateral deposits for commodity purchases	$6,521	$5,150
Insurance premiums	2,033	1,954
Commodity imbalances and futures	1,452	330
Rents, license and other	645	670

	$10,651	$8,104

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of December 31, 2011, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company  reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed  on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the years ended December 31, 2011, 2010 and 2009 there were $7,105,000, $946,000 and $1,350,000 impairment provisions on producing oil and gas properties, respectively.

Fair value measurements for producing oil and gas properties that were subject to fair value impairment for the years ended December 31, 2011 and 2010 summarized as follows (in thousands):

	Producing Properties Subject to Fair Value Impairment
	2011	2010
Net book value at January 1	$8,704	$2,220
Property additions	16,465	1,802
Depletion taken	(6,633)	(753)
Impairment valuation loss	(7,105)	(946)
Net book at December 31	$11,431	$2,323

Fair value measurements for producing oil and gas properties are based on Level 3 – Significant Unobservable Inputs – (see Fair Value Measurements below).

On a quarterly basis, management also evaluates the carrying value of non-producing oil and gas properties and may deem them impaired  based on remaining lease term, drilling activity in the area and the Company’s plans for the property.  Accordingly, impairment provisions on non-producing properties totaling $7,644,000, $1,277,000 and $2,423,000 were recorded for the years ended December 31, 2011, 2010 and 2009, respectively.  For non-producing properties, impairments are determined based on management’s knowledge of current geological evaluations, drilling results and activity in the area and intent to drill as it relates to the remaining term of the underlying oil and gas leasehold interest.

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

	December 31,
	2011	2010
Insurance collateral deposits	$3,331	$2,291
State collateral deposits	168	166
Materials and supplies	668	520
	$4,167	$2,977

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $1,812,561,000, $1,415,844,000 and $874,386,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Transportation customers are invoiced, and the related revenue is recognized, as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations.  Stand-by letters of credit issued totaled $38.9 million and $23.9 million as of December 31, 2011 and 2010, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  Management believes the Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $8,000, $36,000 and $25,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  Income taxes paid during these same periods totaled $5,597,000, $532,000, and $1,152,000, respectively.  State and Federal income tax refunds totaled $2,743,000 and $2,000,000 in 2011 and 2009, respectively.  Non-cash investing activities for property and equipment items included in accounts payable as of period end were $4,070,000 and $2,868,000 as of December 31, 2011 and 2010, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2011, 2010 and 2009.  There were no potentially dilutive securities during those periods.

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

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil and natural gas.  The Company seeks to make a profit by procuring such commodities as they are produced and then delivering such products to the end users or intermediate use marketplace.  As is typical for the industry, in certain cases such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  These contracts meet the definition of a derivative instrument and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil and natural gas wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption “Fair Value Measurements”.

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2011 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$3,500	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	2,117	-
Less Counterparty Offsets	(1,436)	-	(1,436)	-
As Reported Fair Value Contracts	$2,064	$-	$681	$-

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Balance Sheet as of December 31, 2010 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$8,094	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	6,808	-
Less Counterparty Offsets	(5,330)	-	(5,330)	-
As Reported Fair Value Contracts	$2,764	$-	$1,478	$-

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of December 31, 2011 and 2010, the Company was not holding nor had it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Statement of Operations for the years ended December 31, 2011,  2010 and 2009 as follows (in thousands):

	Gain (Loss)
Location	2011	2010	2009
Revenues - marketing	$97	$1,036	$(251)

 Fair Value Measurements

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.  Marketable securities are recorded at fair value based on market quotations from actively traded liquid markets.

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at  fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during any reporting periods.

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

Level 1 – quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  For Level 1 valuation of marketable securities, the Company utilizes market quotations provided by its primary financial institution and for the valuations of derivative financial instruments, the Company utilizes the New York Mercantile Exchange “NYMEX” for such valuations.

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of December 31, 2011, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$1,455	$2,045	$-	$(1,436)	$2,064
- Current liabilities	(675)	(1,442)	-	1,436	(681)
Net Value	$780	$603	$-	$-	$1,383

As of December 31, 2010, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$8,094	$-	$(5,330)	$2,764
- Current liabilities	(118)	(6,690)	-	5,330	(1,478)
Net Value	$(118)	$1,404	$-	$-	$1,286

The Company’s gross transaction volumes for physically settled energy trading contracts were approximately 75,890,000 mmbtu’s, 93,827,000 mmbtu’s, and 132,488,000 mmbtu’s in 2011, 2010 and 2009, respectively.

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of December 31, 2011 and 2010, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2011 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1,	$(118)	$1,404	$1,286
- Net realized (gains) losses	118	(1,404)	(1,286)
- Net unrealized gains (losses)	780	603	1,383
Net Fair Value December 31,	$780	$603	$1,383

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2010 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1,	$224	$26	$250
- Net realized (gains) losses	(224)	(26)	(250)
- Net unrealized gains (losses)	(118)	1,404	1,286
Net Fair Value December 31,	$(118)	$1,404	$1,286

Asset Retirement Obligations

The Company records a liability for the estimated retirement costs associated with certain tangible long-lived assets.  The estimated fair value of asset retirement obligations are recorded in the period in which they are incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life or the units of production associated with the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  A summary of the Company’s asset retirement obligations is presented as follows (in thousands):

	2011	2010
Balance on January 1,	$1,390	$1,315
-Liabilities incurred	164	76
-Accretion of discount	82	75
-Liabilities settled	(68)	(76)
-Revisions to estimates	-	-
Balance on December 31,	$1,568	$1,390

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations.  Such cash deposits are included in other assets in the accompanying balance sheet.

Recent Accounts Pronouncement

In January 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU No. 2010-03).  This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries – Oil and Gas topic of the ASC (ASC Topic 932) with the changes required by the SEC final rule, “Modernization of Oil and Gas Reporting,” as discussed above.  ASU No. 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and gas producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves.  ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate.  The Company adopted ASU No. 2010-03 effective December 31, 2009.

In May 2011, the FASB issued ASU 2011-04, which further amends the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification.  Among other provisions, ASU 2011-04 expands and modifies certain principles and requirements for measuring fair value and disclosing fair value measurement information.  ASU 2011-04 is effective for interim and fiscal periods beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial statements, but may result in additional disclosures regarding fair value measurements.

In December 2011, the FASB issued FASB Accounting Standards Update (ASU) 2011-11.  This update requires additional disclosures about an entity’s right of setoff and related arrangements associated with its financial and derivative instruments.  The ASU requires a tabular presentation that reflects the gross, net and setoff amounts associated with such assets and liabilities among other requirements.  The expanded disclosure requirements are effective for the annual reporting periods beginning on January 1, 2013.  The adoption of ASU 2011-11 is not expected to result in significant additional disclosures.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(2)  Income Taxes

The following table shows the components of the Company's income tax (provision) benefit (in thousands):
	Years ended December 31,
	2011	2010	2009
Current:
Federal	$(4,336)	$350	$(649)
State	(1,187)	(721)	(631)
	(5,523)	(371)	(1,280)
Deferred:
Federal	(7,407)	(3,688)	(1,286)
State	99	(11)	214
	(7,308)	(3,699)	(1,072)

	$(12,831)	$(4,070)	$(2,352)

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax (provision) as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Statutory federal income tax (provision) benefit	$(12,517)	$(4,445)	$(2,275)
State income tax (provision) benefit	(707)	(476)	(270)
Federal statutory depletion	393	534	186
Foreign investment write-off	-	201	-
Other	-	116	7
	$(12,831)	$(4,070)	$(2,352)

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in such items.  The components of the federal deferred tax asset (liability) are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Current deferred tax asset (liability)
Allowance for doubtful accounts	$772	$372
Prepaid insurance	(793)	(776)
Fair value contracts	(484)	(450)

Net current deferred liability	(505)	(854)

Long-term deferred tax asset (liability)
Property	(10,579)	(2,885)
Uniform capitalization	471	396
Other	160	198
Net long-term deferred tax liability	(9,948)	(2,291)

Net deferred tax liability	$(10,453)	$(3,145)

Financial statement recognition and measurement of positions taken, or expected to be taken, by an entity in its income tax returns must consider the uncertainty and judgment involved in the determination and filing of income taxes.  Tax positions taken in an income tax return that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the tax position will be examined by taxing authorities with full knowledge of all relevant information.  As of December 31, 2010, the Company had accrued approximately $27,000 including approximately $8,000 of potential interest and penalty, respectively, applicable to certain open and unfiled state tax returns.  A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	2011	2010
Balance as of January 1,	$19	$72
Additions for tax positions of prior years	-	-
Reductions of prior positions	(19)	(53)
Balance as of December 31,	$-	$19

The Company has filed all remaining open returns and expects final resolution with all states by year-end 2011.  As the actual tax payments are made, the accrual is reduced.  The Company has no other unrecognized tax benefits.  Interest and penalties associated with income tax liabilities are classified as income tax expense.

The earliest tax years remaining open for audit for Federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2008
Texas	2007
Louisiana	2008
Michigan	2008

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

The Company had accounts receivable from two customers that comprised 24.5 percent and 21.5 percent, respectively, of total accounts receivable at December 31, 2011.  Four customers comprised 18.2 percent, 15.4 percent, 13.4 percent, and 11.3 percent, respectively, of total revenues during 2011.  The Company had accounts receivable from four customers that comprised 22.4 percent, 16.2 percent, 13.7 percent and 10.6 percent, respectively, of total accounts receivable at December 31, 2010.  Five customers comprised 35.8 percent, 20.2 percent, 17.9 percent, 13 percent and 11 percent, respectively, of total revenues during 2010.  The Company had accounts receivable from three customers that comprised 17.8 percent, 12.6 percent and 10.8 percent, respectively of total accounts receivables at December 31, 2009.  Three customers comprised 39.4 percent, 17.7 percent and 15.7 percent, respectively, of total revenues during 2009.

An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $2,205,000 and $1,064,000 at December 31, 2011 and 2010, respectively.  As reflected in the table below, during 2011 and 2009 the  Company’s provision for bad debt was elevated as a result of deteriorating  collectability  primarily attributable to diesel fuel sales to the construction industry.

An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2011	2010	2009
Balance, beginning of year	$1,064	$1,681	$1,251
Provisions for bad debts	1,223	29	704
Less: Write-offs and recoveries	(82)	(646)	(274)
Balance, end of year	$2,205	$1,064	$1,681

(4)  Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees.  The Company’s contributory expenses for the plan were $597,000, $565,000 and $578,000 in 2011, 2010 and 2009, respectively. No other pension or retirement plans are maintained by the Company.

(5)  Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  During 2011 and 2010, the Company’s investment commitments totaled approximately $24.6 million and $11.7 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of December 31, 2011 and 2010, the Company owed a combined net total of $58,000 and $9,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $145,000, $160,000 and $150,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  For the years ended December 31, 2011, 2010 and 2009, the affiliated entities charged the Company $42,000, $43,000 and $62,000, respectively, of expense reimbursement and the Company charged the affiliates $118,000, $117,000 and $127,000, respectively, for such expense reimbursements. In January 2012, the company relocated its primary office lease space to a building operated by an affiliated entity.  Estimated annual rental expense, including pro-rata building operating expense are $480,000 per year under a seven year lease term.  The lease rental rate was determined by an independent appraisal.

(6)  Commitments and Contingencies

Rental expense primarily results from payments to truck owner-operators for use of their equipment and services on a month-to-month basis. The Company has also entered into longer term operating lease arrangements for tractors, trailers, office space, and other equipment and facilities.  In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  Such contracts require certain minimum monthly payments for the term of the contracts.  Rental expense for the years ended December 31, 2011, 2010, and 2009 was $7,621,000, $5,870,000 and $6,898,000, respectively.  At December 31, 2011, commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows:   2012 - $3,059,000; 2013 - $2,148,000; 2014 - $1,468,000; 2015 - $1,201,000; 2016 $1,181,000 and $1,602,000 thereafter.

Under certain of the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally under the policies in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to the Company or its insurance carrier of $1,285,000 and $2,125,911 as of December 31, 2011 and 2010, respectively.

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

(7)  Guarantees

Pursuant to arranging operating lease financing for truck-tractors and tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual equipment sales value upon the expiration of a lease and sale of the underlying equipment.  The Company believes performance under these guarantees to be remote.  Aggregate guaranteed residual values for tractors and trailers under operating leases as of December 31, 2011 are as follows (in thousands):

	2012	2013	2014	Thereafter	Total
Equipment residual values	$72	$216	$-	$-	$288

In connection with certain contracts for the purchase and resale of branded motor fuels, the Company has received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel.  Such discounts have been passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public.  Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years.  The Company has a number of customers and stations operating under such arrangements, and the Company’s customers are contractually obligated to remain a branded dealer for the required periods of time.  Should the Company’s customers seek to void such contracts, the Company would be obligated to return a portion of such discounts received to its suppliers.  As of December 31, 2011, the maximum amount of such potential obligation is approximately $1,712,000.  Management of the Company believes its customers will adhere to their branding obligations and no such refunds will result.  In addition, effective February 27, 2012 this obligation was assumed by the purchaser of the Company’s refined products contracts.  See also Note (10) of Notes to Financial Statements.

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

As of December 31, 2011, parental guaranteed obligations are approximately as follows (in thousands):

	2012	2013	2014	2015	Thereafter	Total
Lease payments	$56	$47	$-	-	-	103
Equipment residual values	72	216	-	-	-	288
Commodity purchases	68,815	-	-	-	-	68,815
Letters of credit	38,925	-	-	-	-	38,925
	$107,868	$263	$-	$-	$-	$108,131

(8)  Segment Reporting

The Company is engaged in the business of crude oil, natural gas and petroleum products marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

		Segment Operating	Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (loss)	Amortization	Additions
Year ended December 31, 2011-
Marketing
- Crude oil	$2,961,176	$49,237	$3,724	$13,554
- Natural gas	6,251	2,147	3	64
- Refined products	169,411	(788)	375	66
Marketing Total	3,136,838	50,596	4,102	13,684
Transportation	63,501	8,521	3,912	14,118
Oil and gas	14,060	(13,871)	8,246	24,580
	$3,214,399	$45,246	$16,260	$52,382
Year ended December 31, 2010-
Marketing
- Crude oil	$2,005,301	$13,530	$2,320	$6,051
- Natural gas	10,592	3,073	44	115
- Refined products	128,189	121	503	146
Marketing Total	2,144,082	16,724	2,867	6,312
Transportation	56,867	6,623	4,288	4,410
Oil and gas	11,021	(1,757)	4,662	11,699
	$2,211,970	$21,590	$11,817	$22,421
Year ended December 31, 2009-
Marketing
- Crude oil	$1,770,600	$15,404	$1,997	$1,947
- Natural gas	14,232	2,749	166	-
- Refined products	104,751	(666)	533	177
Marketing Total	1,889,583	17,487	2,696	2,124
Transportation	44,895	2,128	3,970	7,524
Oil and gas	8,650	(3,625)	3,654	12,742
	$1,943,128	$15,990	$10,320	$22,390

Intersegment sales are insignificant and all sales by the Company occurred in the United States.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Segment operating earnings	$45,246	$21,590	$15,990
- General and administrative expenses	(9,713)	(9,044)	(9,589)
Operating earnings	35,533	12,546	6,401
- Interest income	237	191	125
- Interest expense	(8)	(36)	(25)
Earnings before income taxes	$35,762	$12,701	$6,501

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Marketing
- Crude oil	$253,817	$184,299
- Natural gas	12,246	19,948
- Refined products	11,700	11,594
Marketing Total	277,763	215,841
Transportation	27,221	17,378
Oil and gas	29,105	32,563
Other	44,751	35,523
	$378,840	$301,305

Other identifiable assets are primarily corporate cash, corporate accounts receivable, and properties not identified with any specific segment of the Company's business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

(9)  Quarterly Financial Data (Unaudited) -

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

			Net Earnings		Dividends
		Operating		Per		Per
	Revenues	Earnings (loss)	Amount	Share	Amount	Share
2011 -
March 31	$697,188	$8,475	$5,583	$1.32	$-	$-
June 30	824,210	5,807	3,589	.85	-	-
September 30	801,690	13,576	9,026	2.14	-	-
December 31	891,311	7,675	4,733	1.13	2,404	.57
Total	$3,214,399	$35,533	$22,931	$5.44	$2,404	$.57

2010 -
March 31	$533,785	$2,575	$1,794	$.43	$-	$-
June 30	547,141	2,656	1,685	.39	-	-
September 30	502,455	4,021	2,762	.66	-	-
December 31	628,589	3,294	2,390	.57	2,277	.54
Total	$2,211,970	$12,546	$8,631	$2.05	$2,277	$.54

The above unaudited interim financial data reflect all adjustments that are in the opinion of management necessary to a fair statement of the results for the period presented.  All such adjustments are of a normal recurring nature.

(10)  Subsequent Event

On February 27, 2012, the Company sold certain equipment, inventory and contracts associated with its refined products marketing segment.  The Company received proceeds of $2 million plus the fair market value of its inventory and transferred title to its inventory, transportation equipment and other miscellaneous net assets.  The current gain is estimated to be approximately $1 million, subject to final post-closing adjustments.

Accounts receivable and accounts payable as of the transaction date that are associated with this segment were retained and will continue to be satisfied in the ordinary course of business.  The Company has discontinued its refined products marketing operation and has agreed to a three year non-compete agreement in connection with this matter.

(11) Oil and Gas Producing Activities (Unaudited)

The Company’s oil and gas exploration and production activities are conducted in Texas and the south central region of the United States, primarily along the Gulf Coast of Texas and Louisiana.

Oil and Gas Producing Activities -

Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands):
	Years Ended December 31,
	2011	2010	2009
Property acquisition costs
Unproved	$3,591	$2,295	$6,199
Proved	-	-	-
Exploration costs
Expensed	9,166	3,233	3,818
Capitalized	-	-	1,035
Development costs	12,133	6,233	2,341
Total costs incurred	$24,890	$11,761	$13,393

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	December 31,
	2011	2010
Unproved oil and gas properties	$7,291	$12,250
Proved oil and gas properties	74,376	69,011
	81,667	81,261
Accumulated depreciation, depletion
and amortization	(55,061)	(51,857)
Net capitalized cost	$26,606	$29,404

Estimated Oil and Natural Gas Reserves  -

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

Proved developed and undeveloped reserves are presented as follows (in thousands):
	Years Ended December 31,
	2011		2010		2009
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	7,794	267	7,248	242	6,443	230
Revisions of previous estimates	(520)	(24)	(832)	-	(129)	(4)
Oil and gas reserves sold	(2,148)	(26)	-	-	-	-
Extensions, discoveries and
Other reserve additions	6,430	137	2,743	79	2,238	66
Production	(1,895)	(62)	(1,365)	(54)	(1,304)	(50)
End of year	9,661	292	7,794	267	7,248	242

The components of proved oil and gas reserves for the three years ended December 31, 2011 is presented below.  All reserves are in the United States (in thousands):

	Years Ended December 31,
	2011		2010		2009
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Proved developed reserves	9,433	277	7,134	240	6,295	242
Proved undeveloped reserves	228	15	660	27	953	-
Total proved reserves	9,661	292	7,794	267	7,248	242

Proved undeveloped reserves originated in 2009 when active drilling efforts commenced and such period identified and delineated additional reserve acreage.  During 2010 drilling efforts continued identifying additional reserve acreage and converting such undeveloped reserves to the developed category.  Drilling in 2011 continued to develop the reserve acreage.

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

The Company employs third party petroleum consultant, Ryder Scott Company, to prepare its oil and gas reserve data estimates as of December 31, 2011, 2010 and 2009.  The firm of Ryder Scott is well recognized within the industry for more than 50 years.  As prescribed by the SEC, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for each of the years presented, all without escalation.

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

	Years Ended December 31,
	2011	2010	2009
Future gross revenues	$73,626	$61,311	$43,498
Future costs -
Lease operating expenses	(19,788)	(17,288)	(15,969)
Development costs	(2,198)	(1,596)	(2,495)
Future net cash flows before income taxes	51,640	42,427	25,034
Discount at 10% per annum	(19,439)	(16,777)	(10,719)
Discounted future net cash flows
before income taxes	32,201	25,650	14,315
Future income taxes, net of discount at
10% per annum	(11,270)	(8,978)	(5,010)
Standardized measure of discounted
future net cash flows	$20,931	$16,672	$9,305

The reserve estimates provided at December 31, 2011, 2010 and 2009 are based on aggregate prices of $95.85, $76.14 and $58.43 per barrel for crude oil and $4.69, $5.26 and $4.05 per mcf for natural gas, respectively.  Such prices reflect the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by Securities & Exchange Commission regulations.  The affect of income taxes and discounting on the standardized measure of discounted future net cash flows is presented as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Future net cash flows before income taxes	$51,640	$42,427	$25,034
Future income taxes	(18,074)	(14,849)	(8,762)
Future net cash flows	33,566	27,578	16,272
Discount at 10% per annum	(12,635)	(10,906)	(6,967)
Standardized measure of discounted
future net cash flows	$20,931	$16,672	$9,305

The principal sources of changes in the standardized measure of discounted future net flows are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Beginning of year	$16,672	$9,305	$11,547
Sale of oil and gas reserves	(7,429)	-	-
Net change in prices and production costs	791	9,435	(4,890)
New field discoveries and extensions, net of future
production costs	18,769	9,068	3,471
Sales of oil and gas produced, net of production costs	(7,723)	(7,084)	(5,114)
Net change due to revisions in quantity estimates	(1,739)	(1,369)	(347)
Accretion of discount	1,678	1,072	1,242
Production rate changes and other	2,204	213	2,189
Net change in income taxes	(2,292)	(3,968)	1,207
End of year	$20,931	$16,672	$9,305

Results of Operations for Oil and Gas Producing Activities -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues	$14,060	$11,021	$8,650
Costs and expenses -
Production	(6,337)	(3,937)	(3,536)
Producing property impairment	(7,105)	(946)	(1,350)
Exploration	(9,166)	(3,233)	(3,735)
Depreciation, depletion and amortization	(8,246)	(4,662)	(3,654)
Operating income (loss) before income taxes	(16,794)	(1,757)	(3,625)
Income tax (expense) benefit	5,878	615	1,268
Operating income (loss)	$(10,916)	$(1,142)	$(2,357)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, corporate governance and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 16, 2012, under the heading “Election of Directors” and “Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 16, 2012, under the heading “Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 16, 2012, under the heading “Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 16, 2012, under the headings “Transactions with Related Parties” and “Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 16, 2012, under the heading “Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

1.           Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended
December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011, 2010 and 2009

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

10.1(a)+
-  Employment agreement of Frank T. Webster, President, dated May 4, 2004 by and between Adams Resources & Energy, Inc. and Frank T. Webster (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

10.1(b)+
-  Ninth Amendment to Employment Agreement of Frank T. Webster, President, by and between Adams Resources & Energy, Inc. and Frank T. Webster effective December 6, 2011.  Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2011).

10.1(c)+
-  Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Richard B. Abshire effective July 25, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 25, 2008).

10.1(d)+
-  First Amendment to Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Richard B. Abshire effective December 6, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 6, 2011).

10.1(e)+
-  Amendment to Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Sharon Davis effective December 6, 2011 (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 6, 2011).

10.1(f)+
- Amendment to Employment Agreement of Frank T. Webster, President, dated December 6, 2010 by and between Adams Resources & Energy, Inc. and Frank T. Webster (Incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.1(g)+
-  Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and E. C. Reinauer, Jr., dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 6, 2011).

10.1(h)+
-  Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and Townes G. Pressler, dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 6, 2011).

10.1(i)+
-  Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and Larry E. Bell, dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 6, 2011)

10.1(j)+
-  Standard form Indemnification Agreement between Adams Resources & Energy, Inc. and Officers or Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly - Report on Form 10-Q for the period ended September 30, 2011).

10.1(k)*+    -  Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Sharon Davis (nee Copeland) effective September 20, 2008.

21*	-	Subsidiaries of the Registrant

23.1*	-	Consent of Ryder Scott Company

31.1*	-	Adams Resources & Energy, Inc. Certification Pursuant to 17 CFR 13a-14 (a)/15d-14(a), As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Adams Resources & Energy, Inc. Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	-	Ryder Scott Company Report

______________________________
* - Filed herewith
+ -  Management contract or compensation plan or arrangement

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
(Principal Executive Officer)

Date:  March 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Frank T. Webster	By /s/ E. C. Reinauer, Jr.
Frank T. Webster, Director	E. C. Reinauer, Jr., Director

By /s/ Larry E. Bell	By /s/ Townes G. Pressler
Larry E. Bell, Director	Townes G. Pressler, Director

EXHIBIT INDEX

Exhibit
Number	Description

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

4(b)
       -  Credit and Security Agreement between Gulfmark Energy, Inc., Adams Resources Marketing, Ltd and Wells Fargo Bank, National Association dated August 27, 2010 (Incorporated by reference to Exhibit 4(b) of the Quarterly Report on Form 10-Q for the period ended September 31, 2010

10.1(a)+ 10.1(b)+ 10.1(c)+ 10.1(d)+ 10.1(e)+ 10.1(f)+ 10.1(g)+ 10.1(h)+ 10.1(i)+ 10.1(j)+ 10.1(k)*+
       -  Employment agreement of Frank T. Webster, President, dated May 4, 2004 by and between Adams Resources & Energy, Inc. and Frank T. Webster (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

        -  Ninth Amendment to Employment Agreement of Frank T. Webster, President, by and between Adams Resources & Energy, Inc. and Frank T. Webster effective December 6, 2011.  (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed in December 6, 2011).

       -  Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Richard B. Abshire effective July 25, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 25, 2008)

       -  First Amendment to Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Richard B. Abshire effective December 6, 2011. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 6, 2011).

       -  Amendment to Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Sharon Davis effective December 6, 2011. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 6, 2011)

-  Amendment to Employment Agreement of Frank T. Webster, President, dated December 6, 2010 by and between Adams Resources & Energy, Inc. and Frank T. Webster (Incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

        -   Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and E. C. Reinauer, Jr., dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 6, 2011).

                -   Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and Townes G. Pressler, dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 6, 2011).

-  Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and Larry E. Bell, dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 6, 2011)

- Standard form Indemnification Agreement between Adams Resources & Energy, Inc. and Officers or Directors (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011).

-  Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Sharon Davis (nee Copeland) effective September 20, 2008

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