Form 10-Q
period 2012-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2012-05-14
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
Commission File Number 1-7908

ADAMS RESOURCES & ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-1753147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 South Briar Hollow Suite 100, Houston, Texas 77027
(Address of principal executive office & Zip Code)

Registrant's telephone number, including area code (713) 881-3600

4400 Post Oak Pkwy Suite 2700, Houston, Texas 77027
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

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

A total of 4,217,596 shares of Common Stock were outstanding at May 6, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Marketing	$857,430	$645,016
Transportation	16,268	16,073
Oil and natural gas	3,791	2,757
	877,489	663,846
COSTS AND EXPENSES:
Marketing	847,981	637,441
Transportation	11,963	13,236
Oil and gas operations	1,768	1,802
Oil and gas property sale (gain)	-	(2,833)
General and administrative	2,232	2,109
Depreciation, depletion and amortization	4,163	3,316
	868,107	655,071

Operating earnings	9,382	8,775

Other income (expense):
Interest income	21	48
Interest expense	(1)	-

Earnings from continuing operations before income taxes	9,402	8,823

Income tax (provision)	(3,352)	(3,045)

Earnings from continuing operations	6,050	5,778

Earnings (loss) from discontinued operations net of tax
(provision) benefit of $(283) and $105, respectively	525	(195)

Net earnings	$6,575	$5,583

EARNINGS (LOSS) PER SHARE:
From continuing operations	$1.43	$1.37
From discontinued operations	.13	(.05)
Basic and diluted net earnings per common share	$1.56	$1.32

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$35,989	$37,066
Accounts receivable, net of allowance for doubtful
accounts of $308 and $357, respectively	251,618	225,393
Inventory	29,150	18,464
Fair value contracts	854	2,064
Income tax receivable	-	480
Prepayments	7,433	10,651
Current assets of discontinued operations	1,876	10,847

Total current assets	326,920	304,965

Property and Equipment
Marketing	38,462	33,004
Transportation	56,226	54,359
Oil and gas (successful efforts method)	88,817	81,668
Other	1,431	2,772
	184,936	171,803

Less – Accumulated depreciation, depletion and amortization	(104,118)	(102,946)
	80,818	68,857
Other Assets:
Deferred income tax asset	647	473
Cash deposits and other	4,149	4,167
Long-term assets of discontinued operations	-	378
	$412,534	$378,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$268,650	$243,615
Accounts payable – related party	73	58
Fair value contracts	2,353	681
Accrued and other liabilities	11,463	6,095
Current deferred income taxes	276	505
Current liabilities of discontinued operations	-	5,140
Total current liabilities	282,815	256,094

Other Liabilities:
Asset retirement obligations	1,595	1,568
Deferred taxes and other liabilities	10,867	10,496
	295,277	268,158
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	105,142	98,567
Total shareholders’ equity	117,257	110,682
	$412,534	$378,840

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2012	2011
CASH PROVIDED BY OPERATIONS:
Net earnings	$6,575	$5,583
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	4,163	3,422
Property sale (gains) losses	(2,901)	(2,883)
Dry hole costs incurred	11	362
Impairment of oil and gas properties	265	226
Provision for doubtful accounts	(49)	300
Deferred income taxes	(27)	2,597
Net change in fair value contracts	2,882	(814)
Decrease (increase) in accounts receivable	(18,930)	(31,878)
Decrease (increase) in inventories	(10,507)	(4,165)
Decrease (increase) in income tax receivable	417	58
Decrease (increase) in prepayments	3,218	559
Increase (decrease) in accounts payable	19,102	26,342
Increase (decrease) in accrued liabilities	4,931	1,186
Other changes, net	61	(177)

Net cash provided by operating activities	9,211	718

INVESTING ACTIVITIES:
Property and equipment additions	(15,222)	(14,976)
Insurance and state collateral (deposits) refunds	42	-
Proceeds from property sales	1,346	6,609
Proceeds from discontinued operations	3,546	-
Investment in marketable securities	-	(11,098)
Redemption of marketable securities	-	2,400

Net cash (used in) investing activities	(10,288)	(17,065)

Increase (decrease) in cash and cash equivalents	(1,077)	(16,347)

Cash and cash equivalents at beginning of period	37,066	29,032

Cash and cash equivalents at end of period	$35,989	$12,685

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2012, its results of operations for the three months ended March 31, 2012 and 2011 and its cash flows for the three months ended March 31, 2012 and 2011. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after March 31, 2012, has been evaluated through the date these financial statements were issued.  During the first quarter of 2012, the Company discontinued its refined products marketing operation (See Note 6) and as a result, certain prior year balances were reclassified for consistency of presentation.

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

Note 2 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The Company is engaged in the business of crude oil and natural gas marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.  The accompanying condensed consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") after elimination of all intercompany accounts and transactions.

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market fund or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in corporate and municipal bonds, which are classified as investments in marketable securities, may also be made from time to time.  Cash and cash equivalents are maintained with major financial institutions and such deposits may exceed the amount of federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to financial viability of such institutions.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of the Company’s crude oil marketing operations.  Crude oil inventory is carried at the lower of average cost or market.

Prepayments

The components of prepayments and other are as follows (in thousands):

	March 31,	December 31,
	2012	2011

Cash collateral deposits for commodity purchases	$5,000	$6,521
Insurance premiums	1,383	2,033
Commodity imbalances and futures	67	1,452
Rents, license and other	983	645

	$7,433	$10,651

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2012, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the three-month periods ended March 31, 2012 and 2011, there were $1,000 and zero, respectively, impairment provisions on producing oil and gas properties.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity  and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as “unobservable or Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $264,000 and $226,000 were recorded for the three-month periods ended March 31, 2012 and 2011, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately three percent of total oil and gas property costs and are categorized as follows:

	March 31,	December 31,
	2012	2011

South Texas Project acreage	$2,344,000	$2,212,000
West Texas Project acreage	230,000	288,000
Napoleonville, Louisiana acreage	323,000	320,000
Other acreage areas	360,000	475,000

Total Non-producing Leasehold Costs	$3,257,000	$3,295,000

The South Texas, West Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The “Other Acreage Areas” category consists of smaller onshore interests dispersed over a wide geographical area.  As generally not being the operator of the property, the Company does not maintain the underlying detail acreage data and the Company is dependent on the operator when determining which specific acreage will ultimately be drilled.  The capitalized cost detail on a property-by-property basis is reviewed however, by management, and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the “Other Acreage Areas” was as follows:

Balance December 31, 2011	$475,000
Property additions	149,000
Impairments	$(264,000)

Balance March 31, 2012	$360,000

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

	March 31,	December 31,
	2012	2011
Insurance collateral deposits	$3,289	$3,331
State collateral deposits	168	168
Materials and supplies	692	668
	$4,149	$4,167

Revenue Recognition

Certain commodity purchase and sale contracts utilized by the Company’s marketing businesses qualify as derivative instruments.  Further, all natural gas, as well as certain specifically identified crude oil purchase and sale contracts, are designated as trading activities.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying financial statements.

Most crude oil purchase contracts and sale contracts qualify and are designated as non-trading activities and the Company considers such contracts as normal purchases and sales activity.  For normal purchases and sales, the Company’s customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer.  Such sales are recorded gross in the financial statements because the Company takes title, has risk of loss for the products, is the primary obligor for the purchase, establishes the sale price independently with a third party and maintains credit risk associated with the sale of the product.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations.  Stand-by letters of credit issued totaled $36.3 million and $38.9 million as of March 31, 2012 and December 31, 2011, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $1,000 and zero during the three-month periods ended March 31, 2012 and 2011, respectively, while taxes paid during these same periods totaled $76,000 and $114,000, respectively.  In addition during the first quarter 2011, the Company received a state income tax refund of $86,000.  Non-cash investing activities for property and equipment were $4,843,000 and $4,070,000 as of March 31, 2012 and December 31, 2011, respectively and $1,512,000 and $2,868,000 as of March 31, 2011 and December 31, 2010, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil and natural gas.  The Company seeks to make a profit by procuring such commodities as they are produced and then delivering such products to the end users or intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  Certain of these contracts meet the definition of a derivative instrument, and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil and natural gas wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption “Fair Value Measurements”.

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2012 as follows (in thousands):
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$3,274	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity	-
Contracts at Gross Valuation	-	-	4,773	-
Less Counterparty Offsets	(2,420)	-	(2,420)	-

As Reported Fair Value Contracts	$854	$-	$2,353	$-

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2011 as follows (in thousands):

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of March 31, 2012 and December 31, 2011, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011 as follows (in thousands):

	Earnings (Loss)
	Three Months Ended
	March 31,
Location	2012	2011

Revenues – marketing	$(2,882)	$ 814

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

Level 1 –quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  For Level 1 valuation of marketable securities, the Company utilizes market quotations provided by its primary financial institution and for the valuation of derivative financial instruments the Company utilizes the New York Mercantile Exchange “NYMEX” for such valuations.

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of March 31, 2012, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$515	$2,759	$-	$(2,420)	$854
- Current liabilities	-	(4,773)	-	2,420	(2,353)
Net Value	$515	$(2,014)	$-	$-	$(1,499)

As of December 31, 2011, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$1,455	$2,045	$-	$(1,436)	$2,064
- Current liabilities	(675)	(1,442)	-	1,436	(681)
Net Value	$780	$603	$-	$-	$1,383

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2012 and December 31, 2011, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (ASU) No. 2011-04, which further amends the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification.  Among other provisions, ASU 2011-04 expands and modifies certain principles and requirements for measuring fair value and disclosing fair value measurement information.  The Company adopted ASU 2011-04 effective January 1, 2012 and the adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements, but additional disclosures regarding fair value measurements resulted.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil and natural gas as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended March 31, 2012
Marketing
- Crude Oil	$855,846	$7,765	$1,290	$4,199
- Natural gas	1,584	393	1	-
Marketing Total	857,430	8,158	1,291	4,199
Transportation	16,268	3,054	1,251	4,688
Oil and gas	3,791	402	1,621	6,335
	$877,489	$11,614	$4,163	$15,222
Period Ended March 31, 2011
Marketing
- Crude Oil	$643,683	$6,327	$728	$3,460
- Natural gas	1,333	519	1	28
Marketing Total	645,016	6,846	729	3,488
Transportation	16,073	1,992	845	4,127
Oil and gas	2,757	2,046	1,742	7,355
	$663,846	$10,884	$3,316	$14,970

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Segment operating earnings (loss)	$11,614	$10,884
- General and administrative expenses	(2,232)	(2,109)
Operating earnings	9,382	8,775
- Interest income	21	48
- Interest expense	(1)	-
Earnings from continuing operations before income taxes
and discontinued operations	$9,402	$8,823

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Marketing
- Crude oil	$293,872	$253,817
- Natural gas	8,544	12,246
Marketing Total	302,416	266,063
Transportation	32,273	27,221
Oil and gas	34,229	29,105
Other	43,616	56,451
	$412,534	$378,840

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash, and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first three months of 2012 and 2011, the Company’s investment commitments totaled approximately $6.3 million and $7.3 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of March 31, 2012 and December 31, 2011, the Company owed a combined net total of $73,000 and $58,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $36,000 and $42,000 for the three-month period March 31, 2012 and 2011, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the three-month periods ended March 31, 2012 and 2011, the affiliated entities charged the Company $9,000 and $5,000, respectively, of expense reimbursement and the Company charged the affiliates $24,000 and $29,000, respectively, for such expense reimbursements.  In January 2012, the Company relocated its primary office lease space to a building operated by an affiliated entity.  Estimated annual rental expense, including pro rata building operating expense are $480,000 per year under a seven year lease term.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to such related party for the three months ended March 31, 2012 totals $81,000.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally under the policies, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $1,285,000 as of March 31, 2012 and December 31, 2011.

Effective January 1, 2012, the Company began a self-insurance program for managing employee medical claims.  On a monthly basis, the Company establishes a liability for expected claims incurred.  As claims are paid, the liability is relieved.  As of March 31, 2012 accrued medical claims totaled $338,000 and the Company has purchased third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.

From time to time as incidental to its operations, the Company may become involved in various lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims and other items of general liability typical for the industry. Management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage or that may exceed the level of insurance coverage and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

Note 6 – Discontinued Operation

On February 27, 2012, the Company completed the sale of contracts, inventory and certain equipment associated with the refined products segment of its marketing business.  Revenues from this segment included in net earnings (loss) from discontinued operations totaled $25,633,000 and $33,342,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  This business  experienced marginal results in recent years including an operating loss of $788,000 for the year 2011.  The Company received $2 million in cash proceeds plus a cash payment of $1,546,000 for the agreed value of refined product inventories on the date of sale.  The net gain recognized upon this sale totaled $1,622,000.  The Company is conducting an orderly wind-down of the operation which primarily consists of collecting outstanding accounts receivable and satisfying all existing obligations.  The Company’s fee interest in certain parcels of real estate was retained and the estimated fair value of such properties exceeded the Company’s cost basis in the properties.  Therefore, an impairment assessment of long-lived assets was not necessary.  The proceeds secured from this transaction exceeded the sum of carrying costs of the assets sold plus severance and other wind-down costs and as a result, the first quarter 2012 pre-tax earnings from this former segment totaled $808,000.  The first quarter 2011 pre-tax loss from this segment totaled $300,000.  Accounts receivable retained and payable obligations were substantially collected or satisfied as of the date of this report.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

		Segment	Depreciation
		Operating	Depletion and
	Revenues	Earnings	Amortization
Period ended March 31, 2012

- Crude Oil	$855,846	$7,765	$1,290
- Natural gas	1,584	393	1
Total	$857,430	$8,158	$1,291

Period ended March 31, 2011

- Crude oil	$643,683	$6,327	$728
- Natural gas	1,333	519	1
Total	$645,016	$6,846	$729

Supplemental volume and price information is as follows:
	Three Months Ended
	March 31,
	2012	2011
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	87,036	75,416
Natural gas – mmbtu’s	195,752	204,758

Average Purchase Price
Crude Oil – per barrel	$106.82	$91.94
Natural Gas – per mmbtu	$2.50	$4.09
_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas wellhead or lease level.

Crude oil revenues increased during the first quarter 2012 because of higher crude oil prices and volumes as shown in the table above.  Volume increases resulted from new well production developed by the Company’s customer base primarily in the Eagle Ford shale trend of South Texas, while prices fluctuated with general market trends.

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes liquidation and valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow. The average acquisition cost of crude oil moved from the $98 per barrel level at December 31, 2011 to the $110 per barrel level for March 2012 resulting in inventory liquidation gains of $2,538,000 for the first three months of 2012.  A similar event occurred during the first quarter of 2011 as crude oil prices increased from $88 per barrel to $104 per barrel producing a $3,171,000 inventory liquidation gain.  As of March 31, 2012, the Company held 264,763 barrels of crude oil inventory at an average price of $110.10 per barrel.

Crude oil marketing operating earnings are also affected by the change between differing report dates in the valuation of the Company’s forward month commodity contracts (derivative instruments).  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative instruments as part of a pricing strategy based on crude oil purchases at the wellhead or field-lease level.  The valuation of derivative instruments as of period end requires the recognition of valuation gains and losses.  The impact on crude oil operating earnings of inventory liquidations and derivative valuations is summarized as follows (in thousands):

	First Quarter
	2012	2011

As reported segment operating earnings	$7,765	$6,327
Add (less) -
Inventory liquidation (gains) losses	(2,538)	(3,171)
Derivative valuation (gains) losses	3,476	(503)

Field level segment operating earnings	$8,703	$2,653

Field level operating earnings increased with the noted volume additions and due to improved unit margins.  Unit margins benefitted from South Texas sourced production selling at a discount to world crude oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.

Natural gas sales are reported net of underlying natural gas acquisition costs and thus reflect gross margins.  As shown above, such margins were reduced in the current quarter as average field level purchase volumes were off four percent for the comparative current period.  In addition, the current low level of natural gas prices has curtailed drilling activity and caused a generally stagnant period for the Company’s natural gas operation.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,		Increase
	2012	2011	(Decrease)

Revenues	$16,268	$16,073	1%

Operating earnings	$3,054	$1,992	53%

Depreciation	$1,251	$845	48%

Customer demand and revenues for the transportation segment were consistent and strong during both first quarters of 2012 and 2011.  The 2012 period also realized $1,269,000 in gains from the sale of 66 used truck-tractors and absent such gains, operating results were consistent between periods.  The transport segment is currently benefitting from the present low price environment for natural gas as this commodity is a basic feed stock for the Company’s petrochemical industry customer base.  The petrochemical industry has been expanding capacity and the long-term prospect for demand for chemical hauling services remains positive.  Presently, the Company is operating at near full capacity with the availability of qualified drivers a significant constraint.

Transportation segment depreciation increased in 2012 with increased capitalized equipment costs following the replacement of substantial portions of the fleet during 2010, 2011 and 2012.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011	Increase
Revenues	$3,791	$2,757	38%

Operating earnings (loss), excluding
gains from property sales	$402	$(787)	151%

Depreciation and depletion	$1,621	$1,742	(7)%

Oil and gas segment revenues improved during 2012 as a result of increased crude oil volumes partially offset by reduced natural gas prices.  Operating earnings improved with increased revenues and reduced dry hole expense as shown below.  Depreciation and depletion expense was slightly reduced in 2012 despite ongoing drilling operations due to reduced capitalized costs following the recording of a year-end 2011 impairment of oil and gas property costs.

Production volumes and price information is as follows (in thousands):
	Three Months Ended
	March 31,
	2012	2011
Crude Oil
Volume – barrels	21,880	10,792
Average price per barrel	$98.17	$98.07

Natural gas
Volume – mcf	540,973	429,958
Average price per mcf	$3.04	$3.95

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Dry hole expense	$11	$362
Prospect impairments	265	226
Seismic and geological	2	31

Total	$278	$619

During the first three months of 2012, the Company participated in the drilling of 33 successful wells with no dry holes.  Additionally, the Company has an interest in 36 wells that were in process on March 31, 2012.  Evaluation on the in-process wells is anticipated during the second quarter of 2012.  Participation in the drilling of approximately 91 wells is planned for the remainder of 2012 on the Company’s prospect acreage in Texas and Kansas.

-	Discontinued Operation

During the first quarter of 2012, the Company sold contracts, inventory and certain equipment associated with its refined products market segment and discontinued that operation.  The pre-tax gain from this sale, net of first quarter 2012 operating expenses and wind-down cost totaled $808,000.  See also Note 6 to Unaudited Condensed Consolidated Financial Statements.

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

-           Outlook

The marketing and transportation segments are performing at expected levels with narrowing unit margins anticipated in the South Texas region as the year progresses due to a number of third party pipeline infrastructure projects currently under way that will increase competition in the area.  Oil and gas segment operating earnings are hampered by low natural gas prices; however, such low prices are having a positive impact on transportation operations. Absent improved natural gas prices, a significant change in the current level of operating earnings from the oil and gas segment is not expected.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $9,211,000 and $718,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $35,989,000 as of March 31, 2012, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $44,105,000 as of March 31, 2012.

Capital expenditures during the first three months of 2012 included $8,887,000 for marketing and transportation equipment additions and $6,335,000 in property additions associated with oil and gas exploration and production activities.  Over the course of the next nine months, the Company anticipates expending approximately $12.5 million on oil and gas exploration projects and approximately $13.5 million is planned for truck and trailer replacements and additions within the Company’s transportation and marketing fleets.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,000,000 as of March 31, 2012 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled zero as of March 31, 2012.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for an approximate $10.6 million commitment for transportation equipment operating leases and storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Historically, the Company pays an annual dividend in the fourth quarter of each year.  In December 2011, the Company paid a $.57 per common share or $2,404,000 dividend to its shareholders.   The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2011).

Critical Accounting Policies and Use of Estimates

There has been no material changes to the Company’s “Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended March 31, 2012 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, under “Item 1A Risk Factor” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Item 4.  Disclosure Controls and Procedures

 The Company maintains “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there is a reasonable assurance that the disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed in the Company’s Exchange Act filings is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors - There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	- None

Item 3.	- None

Item 4.	- Mine Safety Disclosures
Not Applicable

Item 5.	- None

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 14, 2012	By /s/K. S. Adams, Jr.
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