Form 10-Q
period 2012-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2012-08-14
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
Commission File Number 1-7908

ADAMS RESOURCES & ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-1753147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 South Briar Hollow Lane, Suite 100, Houston, Texas 77027
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

A total of 4,217,596 shares of Common Stock were outstanding at August 10, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Marketing	$1,668,152	$1,400,664	$810,722	$755,648
Transportation	33,396	34,149	17,128	18,076
Oil and natural gas	7,415	6,571	3,624	3,814
	1,708,963	1,441,384	831,474	777,538
COSTS AND EXPENSES:
Marketing	1,647,938	1,387,104	799,957	749,663
Transportation	25,472	27,350	13,509	14,114
Oil and gas operations	3,722	3,835	1,954	2,033
Oil and gas property sale (gain)	-	(2,833)	-	-
General and administrative	4,697	4,597	2,465	2,488
Depreciation, depletion and amortization	9,189	7,108	5,026	3,792
	1,691,018	1,427,161	822,911	772,089

Operating earnings	17,945	14,223	8,563	5,448

Other income (expense):
Interest income	42	91	21	43
Interest expense	(3)	(7)	(2)	(7)

Earnings from continuing operations before income taxes	17,984	14,307	8,582	5,484

Income tax (provision)	(6,437)	(5,174)	(3,085)	(2,129)

Earnings from continuing operations	11,547	9,133	5,497	3,355

Earnings (loss) from discontinued operations net of tax
(provision) benefit of ( $223),( $20), $60 and $(125),
Respectively	414	39	(111)	234

Net earnings	$11,961	$9,172	$5,386	$3,589

EARNINGS PER SHARE:
From continuing operations	$2.74	$2.17	$1.31	$.79
From discontinued operations	.10	-	(.03)	.06
Basic and diluted net earnings per common share	$2.84	$2.17	$1.28	$.85

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$32,213	$37,066
Accounts receivable, net of allowance for doubtful
accounts of $308 and $357, respectively	190,133	225,393
Inventory	17,001	18,464
Fair value contracts	1,010	2,064
Income tax receivable	-	480
Prepayments	9,083	10,651
Current assets of discontinued operations	307	10,847

Total current assets	249,747	304,965

Property and Equipment
Marketing	41,389	33,004
Transportation	61,048	54,359
Oil and gas (successful efforts method)	93,482	81,668
Other	1,406	2,772
	197,325	171,803

Less – Accumulated depreciation, depletion and amortization	(107,734)	(102,946)
	89,591	68,857
Other Assets:
Deferred income tax asset	758	473
Cash deposits and other	3,939	4,167
Long-term assets of discontinued operations	-	378
	$344,035	$378,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$195,653	$243,615
Accounts payable – related party	43	58
Fair value contracts	620	681
Accrued and other liabilities	11,635	6,095
Current deferred income taxes	404	505
Current liabilities of discontinued operations	-	5,140
Total current liabilities	208,355	256,094

Other Liabilities:
Asset retirement obligations	1,741	1,568
Deferred taxes and other liabilities	11,296	10,496
	221,392	268,158
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	110,528	98,567
Total shareholders’ equity	122,643	110,682
	$344,035	$378,840

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH PROVIDED BY OPERATIONS:
Net earnings	$11,961	$9,172
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	9,189	7,320
Property sale (gains) losses	(2,982)	(3,368)
Dry hole costs incurred	41	511
Impairment of oil and gas properties	629	562
Provision for doubtful accounts	(49)	287
Deferred income taxes	425	4,761
Net change in fair value contracts	993	(508)
Decrease (increase) in accounts receivable	44,124	(22,866)
Decrease (increase) in inventories	1,642	(5,802)
Decrease (increase) in income tax receivable	417	1,909
Decrease (increase) in prepayments	1,568	(376)
Increase (decrease) in accounts payable	(52,968)	36,681
Increase (decrease) in accrued liabilities	6,362	2,379
Other changes, net	196	(91)

Net cash provided by operating activities	21,548	30,571

INVESTING ACTIVITIES:
Property and equipment additions	(31,610)	(30,262)
Insurance and state collateral (deposits) refunds	257	-
Proceeds from property sales	1,406	7,296
Proceeds from discontinued operations	3,546	-
Investment in marketable securities	-	(11,098)
Redemption of marketable securities	-	2,400

Net cash (used in) investing activities	(26,401)	(31,664)

Increase (decrease) in cash and cash equivalents	(4,853)	(1,093)

Cash and cash equivalents at beginning of period	37,066	29,032

Cash and cash equivalents at end of period	$32,213	$27,939

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2012, its results of operations for the six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after June 30, 2012, has been evaluated through the date these financial statements were issued.  During the first quarter of 2012, the Company discontinued its refined products marketing operation (See Note 6) and as a result, certain prior year balances were reclassified for consistency of presentation.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	June 30,	December 31,
	2012	2011

Cash collateral deposits for commodity purchases	$5,000	$6,521
Insurance premiums	2,266	2,033
Commodity imbalances and futures	1,058	1,452
Rents, license and other	759	645

	$9,083	$10,651

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2012, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  The fair value of each oil and gas property is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the six-month periods ended June 30, 2012 and 2011, there were $71,000 and zero, respectively, of impairment provisions on producing oil and gas properties.  Such impairment provisions were $70,000 and zero for the three-month periods ended June 30, 2012 and 2011, respectively.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity  and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as “unobservable or Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $558,000 and $562,000 were recorded for the six-month periods ended June 30, 2012 and 2011, respectively.  Such impairment provisions were $294,000 and $335,000 for the three-month periods ended June 30, 2012 and 2011, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows:

	June 30,	December 31,
	2012	2011

South Texas Project acreage	$2,930,000	$2,212,000
West Texas Project acreage	226,000	288,000
Napoleonville, Louisiana acreage	323,000	320,000
Other acreage areas	407,000	475,000

Total Non-producing Leasehold Costs	$3,886,000	$3,295,000

The South Texas, West Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The “Other Acreage Areas” category consists of smaller onshore interests dispersed over a wide geographical area. Since the Company is generally not the operator of its oil and gas property interests, it  does not maintain underlying detail acreage data and is dependent on the operator when determining which specific acreage will ultimately be drilled.  The capitalized cost detail on a property-by-property basis is reviewed however, by management, and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the “Other Acreage Areas” was as follows:

Balance December 31, 2011	$475,000
Property additions	490,000
Impairments	(558,000)

Balance June 30, 2012	$407,000

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

	June 30,	December 31,
	2012	2011
Insurance collateral deposits	$3,101	$3,331
State collateral deposits	141	168
Materials and supplies	697	668
	$3,939	$4,167

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations and certain marketing and transportation equipment.  Stand-by letters of credit issued totaled $35.6 million and $38.9 million as of June 30, 2012 and December 31, 2011, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $3,000 and $7,000 during the six-month periods ended June 30, 2012 and 2011, respectively, while taxes paid during these same periods totaled $3,301,000 and $508,000, respectively.  In addition during the first half 2011, the Company received state and federal income tax refunds totaling $2,094,000.  Non-cash investing activities for property and equipment were $2,627,000 and $4,070,000 as of June 30, 2012 and December 31, 2011, respectively and $3,511,000 and $2,868,000 as of June 30, 2011 and December 31, 2010, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2011, 2010 and 2009.  There were no potentially dilutive securities during those periods.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans and no other share-based payment arrangements.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2012 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$4,426	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity	-
Contracts at Gross Valuation	-	-	4,036	-
Less Counterparty Offsets	(3,416)	-	(3,416)	-

As Reported Fair Value Contracts	$1,010	$-	$620	$-

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of June 30, 2012 and December 31, 2011, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six and three-month periods ended June 30, 2012 and 2011 as follows (in thousands):

	Earnings (Loss) Six Months Ended June 30,		Earnings (Loss) Three Months Ended June 30,
	2012	2011	2012	2011

Revenues – marketing	$(993)	$508	$1,889	$(306)

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of June 30, 2012, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$4,426	$-	$(3,416)	$1,010
- Current liabilities	(513)	(3,523)	-	3,416	(620)
Net Value	$(513)	$903	$-	$-	$390

As of December 31, 2011, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$1,455	$2,045	$-	$(1,436)	$2,064
- Current liabilities	(675)	(1,442)	-	1,436	(681)
Net Value	$780	$603	$-	$-	$1,383

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of June 30, 2012 and December 31, 2011, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities in their entirety are classified in Level 2 of the fair value hierarchy.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil and natural gas as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Six Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2012
Marketing
- Crude Oil	$1,665,204	$16,602	$2,728	$7,406
- Natural gas	2,948	883	1	-
Marketing Total	1,668,152	17,485	2,729	7,406
Transportation	33,396	5,312	2,612	10,744
Oil and gas	7,415	(155)	3,848	13,460
	$1,708,963	$22,642	$9,189	$31,610
Period Ended June 30, 2011
Marketing
- Crude Oil	$1,397,971	$10,940	$1,538	$8,628
- Natural gas	2,693	1,080	2	56
Marketing Total	1,400,664	12,020	1,540	8,684
Transportation	34,149	4,925	1,874	9,128
Oil and gas	6,571	1,875	3,694	12,395
	$1,441,384	$18,820	$7,108	$30,207

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2012
Marketing
- Crude Oil	$809,358	$8,837	$1,438	$3,207
- Natural gas	1,364	490	-	-
Marketing Total	810,722	9,327	1,438	3,207
Transportation	17,128	2,258	1,361	6,056
Oil and gas	3,624	(557)	2,227	7,125
	$831,474	$11,028	$5,026	$16,388
Period Ended June 30, 2011
Marketing
- Crude Oil	$754,288	$4,613	$810	$5,168
- Natural gas	1,360	561	1	28
Marketing Total	755,648	5,174	811	5,196
Transportation	18,076	2,933	1,029	5,001
Oil and gas	3,814	(171)	1,952	5,040
	$777,538	$7,936	$3,792	$15,237

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment operating earnings (loss)	$22,642	$18,820	$11,028	$7,936
- General and administrative	(4,697)	(4,597)	(2,465)	(2,488)
Operating earnings	17,945	14,223	8,563	5,448
- Interest income	42	91	21	43
- Interest expense	(3)	(7)	(2)	(7)
Earnings from continuing operations
before income taxes and
discontinued operations	$17,984	$14,307	$8,582	$5,484

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Marketing
- Crude oil	$221,137	$253,817
- Natural gas	9,314	12,246
Marketing Total	230,451	266,063
Transportation	37,189	27,221
Oil and gas	37,148	29,105
Other	39,247	56,451
	$344,035	$378,840

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and Chief Executive Officer, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first six months of 2012 and 2011, the Company’s investment commitments totaled approximately $13.5 million and $12.4 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of June 30, 2012 and December 31, 2011, the Company owed a combined net total of $43,000 and $58,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $75,000 and $84,000 for the six-month period June 30, 2012 and 2011, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the six-month periods ended June 30, 2012 and 2011, the affiliated entities charged the Company $44,000 and $25,000, respectively, of expense reimbursement and the Company charged the affiliates $49,000 and $59,000, respectively, for such expense reimbursements.  In January 2012, the Company relocated its primary office lease space to a building operated by an affiliated entity.  Estimated annual rental expense, including pro rata building operating expense are $480,000 per year under a seven year lease term.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to such related party for the six months ended June 30, 2012 totals $202,000.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally under the policies, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $1,225,000 as of June 30, 2012 and $1,285,000 as of December 31, 2011.

Effective January 1, 2012, the Company began a self-insurance program for managing employee medical claims.  On a monthly basis, the Company establishes a liability for expected claims incurred.  As claims are paid, the liability is relieved.  As of June 30, 2012 accrued medical claims totaled $300,000 and the Company has purchased third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $1 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million in a given calendar year.

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

Note 6 – Discontinued Operation

On February 27, 2012, the Company completed the sale of contracts, inventory and certain equipment associated with the refined products segment of its marketing business.  Revenues from this segment included in net earnings (loss) from discontinued operations totaled $25,633,000 and $80,015,000 for the six-month periods ended June 30, 2012 and 2011, respectively.  This business  experienced marginal results in recent years including an operating loss of $788,000 for the year 2011.  The Company received $2 million in cash proceeds plus a cash payment of $1,546,000 for the agreed value of refined product inventories on the date of sale.  The net gain recognized upon this sale totaled $1,622,000.  The Company is conducting an orderly wind-down of the operation which primarily consists of collecting outstanding accounts receivable and satisfying all existing obligations.  The Company’s fee interest in certain parcels of real estate was retained and the estimated fair value of such properties exceeded the Company’s cost basis in the properties.  Therefore, an impairment assessment of long-lived assets was not necessary.  The proceeds secured from this transaction exceeded the sum of carrying costs of the assets sold plus severance and other wind-down costs and as a result, first half 2012 pre-tax earnings from this former segment totaled $637,000 with net wind-down expenses totaling $171,000 incurred during the second quarter of 2012.  First half 2011 pre-tax earnings from this segment totaled $59,000.  Accounts receivable retained and payable obligations were substantially collected or satisfied as of the date of this report.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Crude oil	$1,665,204	$1,397,971	$809,358	$754,288
Natural gas	2,948	2,693	1,364	1,360
Total	$1,668,152	$1,400,664	$810,722	$755,648

Operating Earnings
Crude oil	$16,602	$10,940	$8,837	$4,613
Natural gas	883	1,080	490	561
Total	$17,485	$12,020	$9,327	$5,174

Depreciation
Crude oil	$2,728	$1,538	$1,438	$810
Natural gas	1	2	-	1
Total	$2,729	$1,540	$1,438	$811

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	87,385	77,051	87,259	78,637
Natural gas – mmbtu’s	148,711	189,960	145,074	175,325

Average Purchase Price
Crude oil – per barrel	$103.14	$97.37	$99.48	$102.50
Natural Gas – per mmbtu’s	$2.29	$4.17	$2.13	$4.25

_____________________________
(1) Reflects the volume purchased from third parties at the oil and gas wellhead or lease level.

Crude oil revenues were greater in 2012 because of increased field level purchase volumes and generally higher average crude oil prices as shown in the table above.  As shown, crude oil prices were, however, reduced slightly during 2012 for the comparative second quarter periods.  Volume increases resulted from new well production established by the Company’s customer base in the Eagle Ford shale trend of South Texas, while prices fluctuated with general market trends.

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes liquidation and valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow. While crude oil prices trended up during most of 2012, the average acquisition cost of crude oil in December 2011 was in the $98 per barrel range level with a late period decline to the $85 per barrel range in June 2012.  This produced an inventory liquidation loss of $4,760,000 for the first six months of 2012.  The reverse event occurred during the first quarter of 2012 as crude oil prices increased from $98 per barrel to $110 per barrel for March 2012 producing a $2,538,000 inventory liquidation gain.  As of June 30, 2012, the Company held 199,990 barrels of crude oil inventory at an average price of $85.01 per barrel.

Crude oil marketing operating earnings are also affected by the differing report date valuations of the Company’s forward month commodity contracts (derivative instruments).  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative instruments as part of a pricing strategy based on crude oil purchases at the wellhead (field-lease level).  The valuation of derivative instruments as of period-end requires the recognition of valuation gains and losses.  The impact on crude oil operating earnings of inventory liquidations and derivative valuations is summarized as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
As reported segment operating earnings
Add (less) -	$16,602	$10,940	$8,837	$4,613
Inventory liquidation (gains) losses	4,760	(2,341)	7,298	830
Derivative valuation (gains) losses	1,769	(178)	(1,707)	325

Field level segment operating earnings	$23,131	$8,421	$14,427	$5,768

Comparative field level operating earnings increased in 2012 with the noted volume additions and improved unit margins.  Unit margins first began to widen during the third quarter of 2011 when South Texas sourced production started selling at a discount to world crude oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.  Favorable unit margins continued into 2012, although they are expected to diminish as additional industry infrastructure is developed in the South Texas region.

Natural gas sales are reported net of underlying natural gas acquisition costs and thus reflect gross margins.  As shown above, such margins are relatively unchanged for the comparative periods.  In addition, the current low level of natural gas prices has curtailed drilling activity and caused a generally stagnant period for the Company’s natural gas operation.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Revenues	$33,396	$34,149	(2)%	$17,128	$18,076	(5)%

Operating earnings	$5,312	$4,925	8%	$2,258	$2,933	(23)%

Depreciation	$2,612	$1,874	39%	$1,361	$1,029	32%

Customer demand and revenues for the transportation segment were consistent and strong during all periods presented.  A generally industry wide shortage of qualified drivers has also affected the Company and has suppressed current year revenues.  For 2012 the Company realized $1,329,000 in gains from the sale of 91 used truck-tractors while the first six months of 2011 reflected gains totaling $1,024,000 from used truck sales with $458,000 of such amount occurring during the second quarter of 2011.  The transport segment currently benefits from the present low price environment for natural gas as this commodity is a basic feedstock for the Company’s petrochemical industry customer base.  The petrochemical industry has been expanding capacity and the long-term prospect for demand for chemical hauling services remains positive.  Presently, the Company is operating at near full capacity with the availability of qualified drivers a significant constraint.

Transportation segment depreciation increased in 2012 with higher capitalized equipment costs following the replacement of substantial portions of the fleet during 2010, 2011 and 2012.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Revenues	$7,415	$6,571	13%	$3,624	$3,814	(5)%

Operating earnings (loss), excluding
gains from property sale	$(155)	$(958)	(83)%	$(557)	$(171)	226%

Depreciation and depletion	$3,848	$3,694	4%	$2,227	$1,952	14%

Oil and gas segment revenues improved during 2012 with increased production volumes while operating earnings declined due to reduced natural gas prices as shown below.  Depreciation and depletion expense increased in 2012 consistent with increased production volumes partially offset by the effect on the provision from reduced capitalized costs following the recording of a year-end 2011 impairment of oil and gas property costs.

Production volumes and price information is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Crude Oil
Volume – barrels	41,467	23,492	19,587	12,700
Average price per barrel	$92.80	$101.72	$86.80	$104.82

Natural gas
Volume – mcf	1,296,506	856,670	755,533	426,712
Average price per mcf	$2.75	$4.88	$2.55	$5.82

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Dry hole expense	$41	$511	$30	$149
Prospect and property impairments	629	562	364	335
Seismic and geological	82	193	80	162
Total	$752	$1,266	$474	$646

During the first six months of 2012, the Company participated in the drilling of 53 successful wells with no dry holes.  Additionally, the Company has an interest in 41 wells that were in process on June 30, 2012.  Evaluation on the in-process wells is anticipated during the third quarter of 2012.  Participation in the drilling of approximately 65 wells is planned for the remainder of 2012 on the Company’s prospect acreage in Texas, Kansas, Arkansas and Louisiana.

-	Discontinued Operation

During the first quarter of 2012, the Company sold contracts, inventory and certain equipment associated with its refined products market segment and discontinued that operation.  The pre-tax gain from this sale, net of operating expenses and wind-down cost totaled $637,000.  See also Note 6 to Unaudited Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $21,548,000 and $30,571,000 for the six-month periods ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and December 31, 2011, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $32,213,000 as of June 30, 2012, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $41,392,000 as of June 30, 2012.

Capital expenditures during the first six months of 2012 included $18,150,000 for marketing and transportation equipment additions and $13,460,000 in property additions associated with oil and gas exploration and production activities.  Over the course of the next six months, the Company anticipates expending approximately $5.5 million on oil and gas exploration projects and approximately $4 million is planned for truck and trailer replacements and additions within the Company’s transportation and marketing fleets.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,000,000 as of June 30, 2012 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $56,000 as of June 30, 2012.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s “Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended June 30, 2012 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time as incident to its operations, the Company becomes involved in various lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company may be a party to motor vehicle accidents, workers’ compensation claims or other items of general liability as would be typical for the industry.  Management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage or that may exceed the level of insurance coverage and could potentially represent a material adverse effect on the Company’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures - Not Applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The Exhibit Index is incorporated herein into this quarterly report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date: August 14, 2012	By /s/K. S. Adams, Jr.
K. S. Adams, Jr.
Chief Executive Officer

By /s/Frank T. Webster
Frank T. Webster
President & Chief Operating Officer

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* **101.INS	XBRL Instance Document

* **101.SCH	XBRL Schema Document

* **101.CAL	XBRL Calculation Linkbase Document

* **101.LAB	XBRL Label Linkbase Document

* **101.PRE	XBRL Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets – June 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows – Six Months Ended June 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.