Form 10-Q
period 2012-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2012-11-13
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012
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

A total of 4,217,596 shares of Common Stock were outstanding at November 6, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Marketing	$2,442,884	$2,137,741	$774,732	$737,077
Transportation	50,137	49,547	16,741	15,398
Oil and natural gas	11,467	10,091	4,052	3,520
	2,504,488	2,197,379	795,525	755,995
COSTS AND EXPENSES:
Marketing	2,407,607	2,107,098	759,669	719,994
Transportation	38,032	39,629	12,560	12,279
Oil and gas operations	5,670	6,933	1,948	3,098
Oil and gas property sale (gain)	(475)	(2,833)	(475)	-
General and administrative	7,300	7,324	2,603	2,727
Depreciation, depletion and amortization	14,639	11,061	5,450	3,953
	2,472,773	2,169,212	781,755	742,051

Operating earnings	31,715	28,167	13,770	13,944

Other income (expense):
Interest income	120	233	78	142
Interest expense	(4)	(7)	(1)	-

Earnings from continuing operations before income taxes	31,831	28,393	13,847	14,086

Income tax (provision)	(11,947)	(9,994)	(5,510)	(4,820)

Earnings from continuing operations	19,884	18,399	8,337	9,266

Earnings (loss) from discontinued operations net of tax
(provision) benefit of ( $183), ( $108), $40 and ($128),
respectively	340	(201)	(74)	(240)

Net earnings	$20,224	$18,198	$8,263	$9,026

EARNINGS PER SHARE:
From continuing operations	$4.71	$4.36	$1.98	$2.20
From discontinued operations	.08	(.05)	(.02)	(.06)
Basic and diluted net earnings per common share	$4.79	$4.31	$1.96	$2.14

DIVIDENDS PER COMMON SHARE	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$52,054	$37,066
Accounts receivable, net of allowance for doubtful
accounts of $308 and $357, respectively	199,628	225,393
Inventory	26,159	18,464
Fair value contracts	1,540	2,064
Income tax receivable	-	480
Prepayments	9,171	10,651
Current assets of discontinued operations	196	10,847

Total current assets	288,748	304,965

Property and Equipment
Marketing	42,695	33,004
Transportation	60,027	54,359
Oil and gas (successful efforts method)	95,068	81,668
Other	1,406	2,772
	199,196	171,803

Less – Accumulated depreciation, depletion and amortization	(103,725)	(102,946)
	95,471	68,857
Other Assets:
Deferred income tax asset	587	473
Cash deposits and other	3,849	4,167
Long-term assets of discontinued operations	-	378
	$388,655	$378,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$224,945	$243,615
Accounts payable – related party	68	58
Fair value contracts	2,712	681
Accrued and other liabilities	13,332	6,095
Current deferred income taxes	-	505
Current liabilities of discontinued operations	-	5,140
Total current liabilities	241,057	256,094

Other Liabilities:
Asset retirement obligations	1,866	1,568
Deferred taxes and other liabilities	14,826	10,496
	257,749	268,158
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	118,791	98,567
Total shareholders’ equity	130,906	110,682
	$388,655	$378,840

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH PROVIDED BY OPERATIONS:
Net earnings	$20,224	$18,198
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	14,639	11,370
Property sale (gains) losses	(4,364)	(4,035)
Dry hole costs incurred	43	1,165
Impairment of oil and gas properties	878	1,208
Provision for doubtful accounts	(49)	750
Deferred income taxes	3,728	8,703
Net change in fair value contracts	2,555	2,728
Decrease (increase) in accounts receivable	34,740	773
Decrease (increase) in inventories	(7,516)	(3,824)
Decrease (increase) in income tax receivable	417	2,554
Decrease (increase) in prepayments	1,480	(1,987)
Increase (decrease) in accounts payable	(22,797)	15,296
Increase (decrease) in accrued liabilities	6,870	4,680
Other changes, net	394	(137)

Net cash provided by operating activities	51,242	57,442

INVESTING ACTIVITIES:
Property and equipment additions	(43,129)	(41,206)
Insurance and state collateral (deposits) refunds	268	(308)
Proceeds from property sales	3,061	8,032
Proceeds from discontinued operations	3,546	-
Investment in marketable securities	-	7,666
Redemption of marketable securities	-	(11,098)

Net cash (used in) investing activities	(36,254)	(36,914)

Increase (decrease) in cash and cash equivalents	14,988	20,528

Cash and cash equivalents at beginning of period	37,066	29,032

Cash and cash equivalents at end of period	$52,054	$49,560

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2012, its results of operations for the nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after September 30, 2012, has been evaluated through the date these financial statements were issued.  During the first quarter of 2012, the Company discontinued its refined products marketing operation (See Note 6) and as a result, certain prior year balances were reclassified for consistency of presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include any Treasury bill, commercial paper, money market fund or federal funds with maturity of 90 days or less.  Depending on cash availability and market conditions, investments in corporate and municipal bonds, which are classified as investments in marketable securities, may also be made from time to time.  Cash and cash equivalents are maintained with major financial institutions and such deposits exceed the amount of federally backed insurance provided.  While the Company regularly monitors the financial stability of such institutions, cash and cash equivalents ultimately remain at risk subject to financial viability of such institutions.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of the Company’s crude oil marketing operations.  Crude oil inventory is carried at the lower of average cost or market.

Prepayments

The components of prepayments and other are as follows (in thousands):

	September 30,	December 31,
	2012	2011

Cash collateral deposits for commodity purchases	$5,000	$6,521
Insurance premiums	2,033	2,033
Commodity imbalances and futures	1,061	1,452
Rents, license and other	1,077	645

	$9,171	$10,651

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2012, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever undiscounted cash flow models indicate that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  The fair value of each oil and gas property is estimated based on an internal discounted cash-flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the nine-month periods ended September 30, 2012 and 2011, there were $90,000 and $252,000, respectively, of impairment provisions on producing oil and gas properties.  Such impairment provisions were $19,000 and $252,000 for the three-month periods ended September 30, 2012 and 2011, respectively.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity  and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as “unobservable or Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $788,000 and $956,000 were recorded for the nine-month periods ended September 30, 2012 and 2011, respectively.  Such impairment provisions were $230,000 and $395,000 for the three-month periods ended September 30, 2012 and 2011, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	September 30,	December 31,
	2012	2011

South Texas Project acreage	$3,073	$2,212
West Texas Project acreage	206	288
Napoleonville, Louisiana acreage	323	320
Other acreage areas	268	475

Total Non-producing Leasehold Costs	$3,870	$3,295

The South Texas, West Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The “Other Acreage Areas” category consists of smaller onshore interests dispersed over a wide geographical area. Since the Company is generally not the operator of its oil and gas property interests, it  does not maintain underlying detail acreage data and is dependent on the operator when determining which specific acreage will ultimately be drilled.  The capitalized cost detail on a property-by-property basis is reviewed however, by management, and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the “Other Acreage Areas” was as follows (in thousands):

Leasehold
Costs
Balance December 31, 2011	$475
Property additions	675
Property sale	(94)
Impairments	(788)

Balance September 30, 2012	$268

During the third quarter of 2012, the Company sold half of its interest in certain non-producing Kansas oil and gas properties.  Proceeds from the sale totaled $578,000 and the Company recorded a $475,000 gain from this sale.  In January 2011, the Company completed the sale of its interest in certain producing oil and gas properties located in the on-shore Gulf Coast region of Texas.  Proceeds from the sale totaled $6.2 million and the pre-tax gain from this transaction totaled $2,708,000.  Also during the first quarter 2011, the Company sold a portion of its interest in certain non-producing oil and gas properties located in West Texas.  Total proceeds from the sale were $329,000 and the Company recorded a $125,000 gain from this transaction.

During the first nine months of 2012 and 2011, the Company sold certain used trucks and equipment from its transportation segment and recorded gains totaling $2,399,000 and $1,024,000, respectively.  For the comparative third quarters of 2012 and 2011, gains included in such amounts totaled $1,070,000 and $632,000, respectively.

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

	September 30,	December 31,
	2012	2011
Insurance collateral deposits	$3,086	$3,331
State collateral deposits	145	168
Materials and supplies	618	668
	$3,849	$4,167

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations and certain marketing and transportation equipment.  Stand-by letters of credit issued totaled $53.8 million and $38.9 million as of September 30, 2012 and December 31, 2011, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $4,000 and $7,000 during the nine-month periods ended September 30, 2012 and 2011, respectively, while taxes paid during these same periods totaled $6,636,000 and $508,000, respectively.  In addition during the first half 2011, the Company received state and federal income tax refunds totaling $2,095,000.  Non-cash investing activities for property and equipment were $2,962,000 and $4,070,000 as of September 30, 2012 and December 31, 2011, respectively and $3,207,000 and $2,868,000 as of September 30, 2011 and December 31, 2010, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the periods presented herein. The weighted average number of shares outstanding was 4,217,596 for 2012, 2011 and 2010.  There were no potentially dilutive securities during those periods.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2012 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$4,267	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	(5,439)	-
Counterparty Offsets	(2,727)	-	2,727	-

As Reported Fair Value Contracts	$1,540	$-	$(2,712)	$-

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of September 30, 2012 and December 31, 2011, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine and three-month periods ended September 30, 2012 and 2011 as follows (in thousands):

	Earnings (Loss) Nine Months Ended September 30,		Earnings (Loss) Three Months Ended September 30,
	2012	2011	2012	2011

Revenues – marketing	$(2,555)	$(2,728)	$(1,562)	$(3,236)

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of September 30, 2012, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$4,267	$-	$(2,727)	$1,540
- Current liabilities	(1,391)	(4,048)	-	2,727	(2,712)
Net Value	$(1,391)	$219	$-	$-	$(1,172)

As of December 31, 2011, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$1,455	$2,045	$-	$(1,436)	$2,064
- Current liabilities	(675)	(1,442)	-	1,436	(681)
Net Value	$780	$603	$-	$-	$1,383

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2012 and December 31, 2011, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, fair value assets and liabilities are included in their entirety in the fair value hierarchy amounts.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil and natural gas marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Nine Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2012
Marketing
- Crude Oil	$2,438,815	$29,880	$4,324	$9,079
- Natural gas	4,069	1,057	16	-
Marketing Total	2,442,884	30,937	4,340	9,079
Transportation	50,137	7,919	4,186	15,484
Oil and gas	11,467	159	6,113	18,566
	$2,504,488	$39,015	$14,639	$43,129
Period Ended September 30, 2011
Marketing
- Crude Oil	$2,133,485	$26,341	$2,565	$10,565
- Natural gas	4,256	1,734	3	64
Marketing Total	2,137,741	28,075	2,568	10,629
Transportation	49,547	7,003	2,915	9,810
Oil and gas	10,091	413	5,578	20,701
	$2,197,379	$35,491	$11,061	$41,140

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2012
Marketing
- Crude Oil	$773,611	$13,278	$1,596	$1,673
- Natural gas	1,121	174	15	-
Marketing Total	774,732	13,452	1,611	1,673
Transportation	16,741	2,607	1,574	4,740
Oil and gas	4,052	314	2,265	5,106
	$795,525	$16,373	$5,450	$11,519
Period Ended September 30, 2011
Marketing
- Crude Oil	$735,514	$15,401	$1,027	$1,937
- Natural gas	1,563	654	1	8
Marketing Total	737,077	16,055	1,028	1,945
Transportation	15,398	2,078	1,041	682
Oil and gas	3,520	(1,462)	1,884	8,306
	$755,995	$16,671	$3,953	$10,933

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Segment operating earnings (loss)	$39,015	$35,491	$16,373	$16,671
- General and administrative	(7,300)	(7,324)	(2,603)	(2,727)
Operating earnings	31,715	28,167	13,770	13,944
- Interest income	120	233	78	142
- Interest expense	(4)	(7)	(1)	-
Earnings from continuing operations
before income taxes and
discontinued operations	$31,831	$28,393	$13,847	$14,086

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Marketing
- Crude oil	$238,930	$253,817
- Natural gas	9,570	12,246
Marketing Total	248,500	266,063
Transportation	41,155	27,221
Oil and gas	40,531	29,105
Other	58,469	56,451
	$388,655	$378,840

Intersegment sales are insignificant.  Other identifiable assets are primarily corporate cash and assets not identified with any specific segment of the Company’s business.  All sales by the Company occurred in the United States.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first nine months of 2012 and 2011, the Company’s investment commitments totaled approximately $18.3 million and $20.7 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of September 30, 2012 and December 31, 2011, the Company owed a combined net total of $68,000 and $58,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $113,000 and $126,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the nine-month periods ended September 30, 2012 and 2011, the affiliated entities charged the Company $52,000 and $34,000, respectively, of expense reimbursement and the Company charged the affiliates $73,000 and $89,000, respectively, for such expense reimbursements.  In January 2012, the Company relocated its primary office lease space to a building operated by an affiliated entity.  Estimated annual rental expense, including pro rata building operating expense is $480,000 per year under a seven year lease term.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to the related party for the nine months ended September 30, 2012 totaled $322,000.

Note 5 - Commitments and Contingencies

Under certain of the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally under the policies, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $1,645,000 as of September 30, 2012 and $1,285,000 as of December 31, 2011.

Effective January 1, 2012, the Company began a self-insurance program for managing employee medical claims.  On a monthly basis, the Company establishes a liability for expected claims incurred.  As claims are paid, the liability is relieved.  As of September 30, 2012, accrued medical claims totaled $506,000 and the Company has purchased third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $1 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million in a given calendar year.

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

Note 6 – Discontinued Operation

On February 27, 2012, the Company completed the sale of contracts, inventory and certain equipment associated with the refined products segment of its marketing business.  Revenues from this segment included in net earnings from discontinued operations totaled $25,707,000 and $125,709,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.  This business experienced marginal results in recent years including an operating loss of $788,000 for the year 2011.  The Company received $2 million in cash proceeds plus a cash payment of $1,546,000 for the agreed value of refined product inventories on the date of sale.  The net gain recognized upon this sale totaled $1,622,000.  The Company is conducting an orderly wind-down of the operation which primarily consists of collecting outstanding accounts receivable and satisfying all existing obligations.  The Company’s fee interest in certain parcels of real estate was retained and the estimated fair value of such properties exceeded the Company’s cost basis in the properties.  Therefore, an impairment assessment of long-lived assets was not necessary.  The proceeds secured from this transaction exceeded the sum of carrying costs of the assets sold plus severance and other wind-down costs and, as a result, pre-tax earnings from this former segment totaled $523,000 for the nine months ended September 30, 2012 with net wind-down expenses totaling $114,000 during the third quarter of 2012.  The pre-tax results from this segment for the first nine months of 2011 produced a loss of $309,000.  Retained accounts receivable and payable obligations were substantially collected or satisfied as of the date of this report.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Crude oil	$2,438,815	$2,133,485	$773,611	$735,514
Natural gas	4,069	4,256	1,121	1,563
Total	$2,442,884	$2,137,741	$774,732	$737,077

Operating Earnings
Crude oil	$29,880	$26,341	$13,278	$15,401
Natural gas	1,057	1,734	174	654
Total	$30,937	$28,075	$13,452	$16,055

Depreciation
Crude oil	$4,324	$2,565	$1,596	$1,027
Natural gas	16	3	15	1
Total	$4,340	$2,568	$1,611	$1,028

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	87,022	79,057	86,301	83,002
Natural gas – mmbtu’s	130,566	187,367	94,568	182,302

Average Purchase Price
Crude oil – per barrel	$100.90	$95.36	$96.44	$91.71
Natural Gas – per mmbtu’s	$2.40	$4.14	$2.75	$4.08

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

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes liquidation and valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices are fluctuating in 2012, the net impact through September 30, 2012 has yielded inventory liquidation losses totaling $1,543,000 for the first nine months of 2012.  However, during the third quarter of 2012, prices trended up from $85 per barrel in the beginning of the quarter to $98 per barrel at the end of the quarter.  This produced a $3,217,000 inventory liquidation gain for the quarter.  As of September 30, 2012, the Company held 266,860 barrels of crude oil inventory at an average price of $98.03 per barrel.

Crude oil marketing operating earnings are also affected by the differing report date valuations of the Company’s forward month commodity contracts (derivative instruments).  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative instruments as part of a pricing strategy based on crude oil purchases at the wellhead (field-lease level).  The valuation of derivative instruments at each period end requires the recognition of “mark-to-market” gains and losses.  The impact on crude oil operating earnings of inventory liquidations and derivative valuations is summarized as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

As reported segment operating earnings	$29,880	$26,341	$13,278	$15,401
Add (less) -
Inventory liquidation (gains) losses	1,543	(156)	(3,217)	2,185
Derivative valuation (gains) losses	3,278	3,229	1,509	3,305

Field level segment operating earnings	$34,701	$29,414	$11,570	$20,891

Comparative field level crude oil operating earnings increased in 2012 with the noted volume additions and overall improved unit margins for the comparative nine month current period.  Unit margins first began to widen during the third quarter of 2011 when South Texas sourced production started selling at a discount to world crude oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.  The initial burst in unit margins was most prevalent during the third quarter of 2011 as shown in the table above.  Favorable unit margins continued into 2012, although they diminished as competition and additional industry infrastructure development progressed in the region.

Natural gas sales are reported net of underlying natural gas acquisition costs and thus reflect gross margins.  Volume declines have reduced earnings during 2012 with the current low level of natural gas prices curtailing drilling activity and creating a generally stagnant period for the Company’s natural gas operation.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Revenues	$50,137	$49,547	1.2%	$16,741	$15,398	8.7%

Operating earnings	$7,919	$7,003	13.1%	$2,607	$2,078	25.5%

Depreciation	$4,186	$2,915	43.6%	$1,574	$1,041	51.2%

Customer demand and revenues for the transportation segment were consistent and strong during all periods presented. However, an industry wide shortage of qualified drivers has affected the Company by suppressing current year revenues and results of operations.  For 2012, the Company recognized $2,399,000 in gains from the sale of 128 used truck-tractors with gains totaling $1,070,000 occurring during the third quarter.  For the first nine months of 2011 equipment sales gains totaled $1,024,000 with $632,000 of such gains occurring during the third quarter of 2011.  The transport segment currently benefits from the present low price environment for natural gas, a basic feedstock for the Company’s petrochemical industry customer base.  The petrochemical industry has been expanding capacity and the long-term prospect for demand for chemical hauling services remains positive.  Presently, the Company has experienced a slowing of activity, but business has remained fundamentally sound.

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

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Revenues	$11,467	$10,091	13.6%	$4,052	$3,520	15.1%

Operating earnings (loss), excluding
gains from property sale	$(316)	$(2,420)	(86.9)%	$(161)	$(1,462)	(88.9)%

Gains from property sales	$475	$2,833	(83.2)%	$475	$-	N/C

Depreciation and depletion	$6,113	$5,578	9.6%	$2,265	$1,884	20.2%

Oil and gas segment revenues improved during 2012 with increased production volumes despite reduced natural gas prices as shown below.  Volume increases were the direct result of drilling efforts during 2012 and 2011.  Depreciation and depletion expense increased in 2012 consistent with increased production volumes, but such increase was partially offset by the effect from reduced capitalized costs following the recording of a year-end 2011 impairment of oil and gas property.  Oil and gas operating earnings excluding gains from property sales improved for 2012 with increased revenues and reduced dry hole and impairment expense (see table below) partially offset by the increased provision for depreciation and depletion.

Production volumes and price information is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Crude Oil
Volume – barrels	69,012	38,801	27,545	15,309
Average price per barrel	$87.59	$96.38	$79.76	$88.20

Natural gas
Volume – mcf	1,939,167	1,344,271	642,661	487,601
Average price per mcf	$2.80	$4.72	$2.89	$4.45

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dry hole expense	$43	$1,165	$2	$654
Prospect and property impairments	878	1,208	249	646
Seismic and geological	83	303	1	110
Total	$1,004	$2,676	$252	$1,410

During the first nine months of 2012, the Company participated in the drilling of 86 successful wells with no dry holes.  Additionally, the Company has an interest in 38 wells that were in process on September 30, 2012.  Evaluation on the in-process wells is anticipated during the fourth quarter of 2012.  Participation in the drilling of approximately 34 wells is planned for the remainder of 2012 on the Company’s prospect acreage in Texas, Kansas, Arkansas and Louisiana.

- Oil and Gas Property Sales

In August 2012, the Company sold fifty percent of its interest in certain Kansas oil and gas properties.  The properties contained one producing oil and gas well with insignificant production history.  The sale was consummated to spur outside interests to further development on the properties.  Total proceeds from the sale were $578,000 and the Company recorded a $475,000 gain on sale.  The Company will continue to participate in the development of these Kansas properties.

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

During the first quarter of 2012, the Company sold contracts, inventory and certain equipment associated with its refined products market segment and discontinued that operation.  The pre-tax gain from this sale, net of operating expenses and wind-down cost totaled $523,000.  See also Note 6 – Discontinued Operation to Unaudited Condensed Consolidated Financial Statements.

- Outlook

The marketing and transportation segments are performing at expected levels, but narrowing unit margins are anticipated for the South Texas marketing region due to third party pipeline infrastructure projects being completed which increases competition in the area.  Oil and gas segment operating earnings are beginning to show positive results as new crude oil production is brought on line.  Absent price declines, this trend for the oil and gas segment should continue.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $51,242,000 and $57,442,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.  As of September 30, 2012 and December 31, 2011, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $52,054,000 as of September 30, 2012, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $47,691,000 as of September 30, 2012.

Capital expenditures during the first nine months of 2012 included $24,563,000 for marketing and transportation equipment additions and $18,566,000 in property additions associated with oil and gas exploration and production activities.  Over the remainder of 2012, the Company anticipates expending approximately $5 million on oil and gas exploration projects while truck and trailer replacements and additions within the transportation and marketing fleets are substantially completed for the year.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,000,000 as of September 30, 2012 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $2,156,000 as of September 30, 2012.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for an approximate $10 million commitment for transportation equipment operating leases and storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

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

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended September 30, 2012 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date: November 13, 2012	By /s/Frank T. Webster
Frank T. Webster
President & Chief Executive Officer
(Principal Executive Officer)

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

*10.1
Tenth Amendment to Employment Agreement by and between Adams Resources & Energy, Inc. and Frank T. Webster, dated effective September 22, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 24, 2012).

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.INS	XBRL Instance Document

***101.SCH	XBRL Schema Document

***101.CAL	XBRL Calculation Linkbase Document

***101.LAB	XBRL Label Linkbase Document

***101.PRE	XBRL Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (ii) the Consolidated Balance Sheets – September 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.