Form 10-K
period 2012-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2013-03-15
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
    FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2012
OR
_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7908
ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)
Delaware	74-1753147	17 South Briar Hollow Lane Ste 100	77027
		Houston, Texas
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 881-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	NYSE MKT

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ___ NO       X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.YES ____ NO   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.     YES   X       NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  X           NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of ‟large accelerated filer”, ‟accelerated filer” and ‟smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                                                                Accelerated filer  X

Non-accelerated filer ____                                                      Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
YES ___NO    X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 29, 2012 was $88,231,036 based on the closing price of $41.92 per one share of common stock as reported on the NYSE AMEX Exchange for such date.  A total of 4,217,596 shares of Common Stock were outstanding at March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2013 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements –Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2012 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed by the Company with the Securities and Exchange Commission the “SEC” from time to time and the important factors described under ‟Item 1A. Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Items 1 and 2.  BUSINESS AND PROPERTIES

Business Activities

Adams Resources & Energy, Inc. (‟ARE”), a Delaware corporation organized in 1973, and its subsidiaries (collectively, the ‟Company”), are engaged in the business of marketing crude oil and natural gas, as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.    The Company’s headquarters are located in 23,450 square feet of office space located at 17 South Briar Hollow Lane Suite 100, Houston, Texas 77027 and the telephone number of that address is (713) 881-3600.  The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2012 are set forth in Note (8)  to the Consolidated Financial Statements included elsewhere herein.

Marketing Segment Subsidiaries

Gulfmark Energy, Inc. (‟Gulfmark”), a subsidiary of ARE, purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan and North Dakota. Gulfmark operates 176 tractor-trailer rigs and maintains over 55 pipeline inventory locations or injection stations.  Gulfmark has the ability to barge oil from three oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 230,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for its products. During 2012, Gulfmark purchased approximately 89,200 barrels per day of crude oil at the wellhead or lease level. Gulfmark delivers physical supplies to refiner customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil.  During 2012, Gulfmark had sales to three customers that comprised 20.2 percent, 17.9 percent and 16.8 percent, respectively, of total Company wide revenues.  Management believes that a loss of any of these customers would not have a material adverse effect on the Company’s operations.  See also Note 3 of Notes to Consolidated Financial Statements.

Adams Resources Marketing, Ltd. (‟ARM”), a subsidiary of ARE, operates as a wholesale purchaser, distributor and marketer of natural gas.  ARM’s focus is on the purchase of natural gas at the producer level. During 2012, ARM purchased approximately 123,000 million british thermal units (‟mmbtu’s”) of natural gas per day at the wellhead and pipeline pooling points. Business is concentrated among approximately fifty independent producers with the primary production areas being the Louisiana and Texas Gulf Coast and the offshore Gulf of Mexico region.   ARM provides value added services to its customers by providing access to common carrier pipelines while handling daily volume balancing requirements and risk management services.

Operating results for the marketing segment are sensitive to a number of factors.  Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, actual delivery volumes that vary from expected quantities, and the timing and costs to deliver the commodity to the customer.

Transportation Segment Subsidiary

Service Transport Company (‟STC”), a subsidiary of ARE, transports liquid chemicals on a ‟for hire” basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list.  Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the United States Department of Transportation (‟DOT”).   STC operates 300 truck tractors of which 15 are independent owner-operator units and owns 462 tank trailers.  In addition, STC operates truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 22 Company-owned acres in Houston, Texas.  This property includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system.  The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

STC is compliant with International Organization for Standardization (‟ISO”) 9001:2000 Standard.  The scope of this Quality System Certificate covers the carriage of bulk liquids throughout STC’s area of operations as well as the tank trailer cleaning facilities and equipment maintenance.  STC’s quality management process is one of its major assets.  The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids continuous improvement in all areas of quality service.  In addition to its ISO 9001:2000 practices, the American Chemistry Council recognizes STC as a Responsible Care© Partner. Responsible Care Partners serve the chemical industry and implement and monitor the seven Codes of Management Practices.  The seven codes address compliance and continuing improvement in (1) Community Awareness and Emergency Response, (2) Pollution Prevention, (3) Process Safety, (4) Distribution, (5) Employee Health and Safety, (6) Product Stewardship, and (7) Security.

Oil and Gas Segment Subsidiary

Adams Resources Exploration Corporation (‟AREC”), a subsidiary of ARE, is actively engaged in the exploration and development of domestic oil and natural gas properties primarily in Texas and the south central region of the United States. AREC’s offices are maintained in Houston and the Company holds an interest in 484 wells of which 38 are Company operated.

Producing Wells--The following table sets forth the Company’s gross and net productive wells as of December 31, 2012. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	155	9.53	190	12.83	345	22.36
Other	91	3.96	48	5.01	139	8.97
	246	13.49	238	17.84	484	31.33

Acreage--The following table sets forth the Company’s gross and net developed and undeveloped acreage as of December 31, 2012.  Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.  The Company’s developed acreage is held by current production while undeveloped acreage is held by oil and gas leases with various remaining terms, production from non-owned shallow wells, or other contractual provisions delaying termination of leasehold rights.   The Company’s ownership in undeveloped acreage is substantially all in the form of a non-operated minority interest.  As such, the Company relies on the third party operator to manage the lease holdings.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	130,541	10,908	200,232	16,436
Kansas	150	8	17,772	888
Other	8,281	1,086	1,701	674
	138,972	12,002	219,705	17,998

Drilling Activity--The following table sets forth the Company’s drilling activity for each of the three years ended December 31, 2012.  All drilling activity was onshore in Texas, Louisiana, Arkansas and Kansas.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	-	-	-	-	-	-
- Dry	-	-	8	.87	12	.67

Development wells drilled
- Productive	109	2.40	75	2.10	41	1.77
- Dry	-	-	3	.18	-	-
	109	2.40	86	3.15	53	2.44

Production and Reserve Information--The Company’s estimated net quantities of proved oil and natural gas reserves and the standardized measure of discounted future net cash flows, calculated at a 10% discount rate, for the three years ended December 31, 2012, are presented in the table below (in thousands):

	December 31,
	2012	2011	2010
Crude oil (thousands of barrels)	307	292	267
Natural gas (thousands of mcf)	8,837	9,661	7,794
Standardized measure of discounted future
net cash flows from oil and natural gas reserves	$16,355	$20,931	$16,672

The estimated value of oil and natural gas reserves and future net revenues from oil and natural gas reserves was made by the Company’s independent petroleum engineers.  The reserve value estimates provided at each of December 31, 2012, 2011 and 2010 are based on market prices of $93.85, $95.85 and $76.14 per barrel for crude oil and $3.51, $4.69 and $5.26 per mcf for natural gas, respectively.  Such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations.  The price reported in reserve disclosures for natural gas for 2012 includes the value of associated natural gas liquids.

Reserve estimates are based on many subjective factors.  The accuracy of these estimates depends on the quantity and quality of geological data, production performance data, reservoir engineering data, the pricing assumptions utilized as well as the skill and judgment of petroleum engineers in interpreting such data.  The process of estimating reserves requires frequent revision as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data.  In addition, the discounted present value of estimated future net revenues should not be construed as the fair market value of oil and natural gas producing properties.  Such reserve valuations do not necessarily portray a realistic assessment of current value or future performance of such properties. These calculations are based on estimates as to the timing of oil and natural gas production, and there is no assurance that the actual timing of production will conform to or approximate such calculations.  Also, certain assumptions have been made with respect to pricing. The estimates assume prices will remain constant from the date of the engineer’s assessment, except for changes reflected under natural gas sales contracts.  There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation and other factors impact the market price for oil and natural gas.

The Company’s net oil and natural gas production for the three years ended December 31, 2012 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2012	98,100	2,608,000
2011	61,500	1,895,000
2010	54,000	1,365,000

Certain financial information relating to the Company’s oil and natural gas division revenues and earnings is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Average oil and condensate
sales price per barrel	$84.39	$93.23	$77.09
Average natural gas
sales price per mcf	$2.94	$4.39	$5.02
Average production cost, per equivalent
barrel, charged to expense	$13.14	$16.79	$13.99

The Company had no reports to federal authorities or agencies of estimated oil and gas reserves. The Company is not obligated to provide any fixed and determinable quantities of oil or gas in the future under existing contracts or agreements associated with its oil and gas exploration and production segment.

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

-	The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended.
-	Comprehensive Environmental Response, Compensation and Liability Act of 1980 (‟CERCLA” or ‟Superfund”), as amended.
-	The Clean Water Act of 1972, as amended.
-	Federal Oil Pollution Act of 1990, as amended.
-	The Clean Air Act of 1970, as amended.
-	The Toxic Substances Control Act of 1976, as amended.
-	The Emergency Planning and Community Right-to-Know Act.
-	The Occupational Safety and Health Act of 1970, as amended.
-	Texas Clean Air Act.
-	Texas Solid Waste Disposal Act.
-	Texas Water Code.
-	Texas Oil Spill Prevention and Response Act of 1991, as amended.

Railroad Commission of Texas (‟RRC”)--The RRC regulates, among other things, the drilling and operation of oil and natural gas wells, the operation of oil and gas pipelines, the disposal of oil and natural gas production wastes, and certain storage of unrefined oil and gas.  RRC regulations govern the generation, management and disposal of waste from such oil and natural gas operations and provide for the clean up of contamination from oil and natural gas operations.  The RRC has promulgated regulations that provide for civil and/or criminal penalties and/or injunctive relief for violations of the RRC regulations.

Louisiana Office of Conservation--This agency has primary statutory responsibility for regulation and conservation of oil, gas, and other natural resources in the State of Louisiana.  Their objectives are to (i) regulate the exploration and production of oil, natural gas and other hydrocarbons, (ii) control and allocate energy supplies and distribution thereof, and (iii) protect public safety and the environment from oilfield waste, including the regulation of underground injection and disposal practices.

State and Local Government Regulation--Many states are authorized by the United States Environmental Protection Agency (‟EPA”) to enforce regulations promulgated under various federal statutes.  In addition, there are numerous other state and local authorities that regulate the environment, some of which impose more stringent environmental standards than federal laws and regulations.  The penalties for violations of state law vary, but typically include injunctive relief and recovery of damages for injury to air, water or property as well as fines for non-compliance.

Oil and Gas Operations--The Company’s oil and gas drilling and production activities are subject to laws and regulations relating to environmental quality and pollution control.  One aspect of the Company’s oil and gas operation is the disposal of used drilling fluids, saltwater, and crude oil sediments.  In addition, low-level naturally occurring radiation may, at times, occur with the production of crude oil and natural gas.  The Company’s policy is to comply with environmental regulations and industry standards. Environmental compliance has become more stringent and the Company, from time to time, may be required to remediate past practices. Management believes that such required remediation in the future, if any, will not have a material adverse impact on the Company’s financial position or results of operations.

All states in which the Company owns producing oil and gas properties have statutory provisions regulating the production and sale of crude oil and natural gas.  Regulations typically require permits for the drilling of wells and regulate the spacing of wells, the prevention of waste, protection of correlative rights, the rate of production, prevention and clean-up of pollution, and other matters.

Trucking Activities --The Company’s marketing and transportation businesses operate truck fleets pursuant to authority of the DOT and various state authorities.  Trucking operations must be conducted in accordance with various laws relating to pollution and environmental control as well as safety requirements prescribed by states and the DOT. Matters such as weight and dimension of equipment are also subject to federal and state regulations.  These regulations also require mandatory drug testing of drivers and require certain tests for alcohol levels in drivers and other safety personnel.  The trucking industry is subject to possible regulatory and legislative changes such as increasingly stringent environmental requirements or limits on vehicle weight and size.  Regulatory change may affect the economics of the industry by requiring changes in operating practices or by changing the demand for private and common or contract carrier services or the cost of providing truckload services.  In addition, the Company’s tank wash facilities are subject to increasingly stringent local, state and federal environmental regulations.

The Company has implemented security procedures for drivers and terminal facilities. Satellite tracking transponders installed in the power units are used to communicate emergencies to the Company and to maintain constant information as to the unit’s location.  If necessary, the Company’s terminal personnel will notify local law enforcement agencies.  In addition, the Company is able to advise a customer of the status and location of their loads.  Remote cameras and better lighting coverage in the staging and parking areas have augmented terminal security.

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state, and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.  The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business.  Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement actions which could materially and adversely affect the Company’s business.  The Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation. However, given the nature of the Company’s business, the Company is subject to environmental risks and the possibility remains that the Company’s ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private actions against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.  See “Item 1A. Risk Factors – Environmental liabilities and environmental regulations may have an adverse effect on the Company.”  At December 31, 2012, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2012, the Company employed 925 persons, 15 of whom were employed in the exploration and production of oil and gas, 441 in the marketing of crude oil and natural gas and, 448 in transportation operations, and 21 in administrative capacities.  None of the Company’s employees are represented by a union.  Management believes its employee relations are satisfactory.

Federal and State Taxation

The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended (the ‟Code”). In accordance with the Code, the Company computes its income tax provision based on a 35 percent tax rate.  The Company’s operations are, in large part, conducted within the State of Texas.  Texas operations are subject to a one-half percent state tax on its revenues net of cost of goods sold as defined by the state.  Oil and gas activities are also subject to state and local income, severance, property and other taxes. Management believes the Company is currently in compliance with all federal and state tax regulations.

Available Information

The Company is required to file periodic reports as well as other information with the SEC within established deadlines.  Any document filed with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330.  The Company’s SEC filings are also available to the public through the SEC’s web site located at http://www.sec.gov.

The Company maintains a corporate website at http://www.adamsresources.com, on which investors may access free of charge the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as is reasonably practicable after filing or furnishing such material with the SEC.  Additionally, the Company has adopted and posted on its website a Code of Business Ethics designed to reflect requirements of the Sarbanes-Oxley Act of 2002, NYSE MKT Exchange rules and other applicable laws, rules and regulations. The Code of Business Ethics applies to all of the Company’s directors, officers and employees.  Any amendment to the Code of Business Ethics will be posted promptly on the Company’s website.  The information contained on or accessible from the Company’s website does not constitute a part of this report and is not incorporated by reference herein.  The Company will provide a printed copy of any of these aforementioned documents free of charge upon request by calling ARE at (713)881-3600 or by writing to:

Adams Resources & Energy, Inc.
ATTN:  Richard B. Abshire
17 South Briar Hollow Lane, Ste 100
Houston, Texas 77027

Item 1A. RISK FACTORS

Economic developments could damage operations and materially reduce profitability and cash flows.

Potential disruptions in the credit markets and concerns about global economic growth could have a significant adverse impact on global financial markets and commodity prices.  Such factors could contribute to a decline in the Company’s stock price and corresponding market capitalization.  Should commodity prices experience a period of rapid decline, future earnings will be reduced.  Since the Company has no bank debt obligations nor covenants tied to its stock price, potential declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets experience volatility and the availability of funds become limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

General economic conditions could reduce demand for chemical based trucking services.

Customer demand for the Company’s products and services is substantially dependent upon the general economic conditions for the United States which are cyclical in nature.  In particular, demand for liquid chemical truck transportation services is dependent on activity within the petrochemical sector of the U.S. economy.  Chemical sector demand typically varies with the housing and auto markets as well as the relative strength of the U.S. dollar to foreign currencies.  A relatively strong U.S. dollar exchange rate may be adverse to the Company’s transportation operation since it tends to suppress export demand for petrochemicals.  Conversely, a weak U.S. dollar exchange rate tends to stimulate export demand for petrochemicals.

The Company’s business is dependent on the ability to obtain trade and other credit.

The Company’s future development and growth depends, in part, on its ability to successfully obtain credit from suppliers and other parties.  Trade credit arrangements are relied upon as a significant source of liquidity for capital requirements not satisfied by operating cash flow.  Should global financial markets and economic conditions disrupt and reduce stability in general, and the solvency of creditors specifically, the availability of funding from credit markets would be reduced as many lenders and institutional investors would enact tighter lending standards, refuse to refinance existing debt on terms similar to current debt or, in some cases, cease to provide funding to borrowers.  These issues coupled with weak economic conditions would make it more difficult for the Company and its suppliers and customers to obtain funding.  If the Company is unable to obtain trade or other forms of credit on reasonable and competitive terms, the ability to continue its marketing and exploration businesses, pursue improvements, and continue future growth will be limited.  There is no assurance that the Company will be able to maintain future credit arrangements on commercially reasonable terms.

The financial soundness of customers could affect the Company’s business and operating results.

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

The Company’s revenues are generated under contracts with various counterparties and results of operations could be adversely affected by non-performance under the various contracts.  A counterparty’s default or non-performance could be caused by factors beyond the Company’s control.  A default could occur as a result of circumstances relating directly to the counterparty, or due to circumstances caused by other market participants having a direct or indirect relationship with such counterparty.  The Company seeks to mitigate the risk of default by evaluating the financial strength of potential counterparties; however, despite mitigation efforts, contractual defaults may occur from time to time.

Escalating diesel fuel prices could have an adverse effect on the Company.

As an integral part of the Company’s marketing and transportation businesses, the Company operates  approximately 500 truck-tractors and diesel fuel costs are a significant component of operating expense.  Such costs generally fluctuate with increasing and decreasing world crude oil prices. While the Company attempts to recoup rising diesel fuel costs through the pricing of its services, to the extent such costs escalate, operating earnings will generally be adversely affected.

Fluctuations in oil and gas prices could have an adverse effect on the Company.

The Company’s future financial condition, revenues, results of operations and future rate of growth are materially affected by oil and natural gas prices that historically have been volatile and are likely to continue to be volatile in the future.  Moreover, oil and natural gas prices depend on factors outside the control of the Company.  These factors include:

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

The Company’s business is subject to environmental hazards such as spills, leaks or any discharges of petroleum products and hazardous substances.  These environmental hazards could expose the Company to material liabilities for property damage, personal injuries, and/or environmental harms, including the costs of investigating and rectifying contaminated properties.

Environmental laws and regulations govern many aspects of the Company’s business, such as drilling and exploration, production, transportation and waste management.  Compliance with environmental laws and regulations can require significant costs or may require a decrease in production.  Moreover, noncompliance with these laws and regulations could subject the Company to significant administrative, civil, and/or criminal fines and/or penalties.

Operations could result in liabilities that may not be fully covered by insurance.

Transportation of hazardous materials and the exploration and production of crude oil and natural gas involves certain operating hazards such as well blowouts, automobile accidents, explosions, fires and pollution.  Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose the Company to liability.  The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition, or could result in a loss of the Company’s properties and may even threaten survival of the enterprise.

Consistent with the industry standard, the Company’s insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage provided for sudden and accidental occurrences.  Insurance might be inadequate to cover all liabilities.  Moreover, from time to time, obtaining insurance for the Company’s line of business can become difficult and costly.  Typically, when insurance cost escalates, the Company may reduce its level of coverage and more risk may be retained to offset cost increases.  If substantial liability is incurred and damages are not covered by insurance or exceed policy limits, the Company’s operation and financial condition could be materially adversely affected.

Changes in tax laws or regulations could adversely affect the Company.

The Internal Revenue Service, the United States Treasury Department, Congress and the states frequently review federal or state income tax legislation.  The Company cannot predict whether, when, or to what extent new federal or state tax laws, regulations, interpretations or rulings will be adopted.  Any such legislative action may prospectively or retroactively modify tax treatment and, therefore, may adversely affect taxation of the Company.

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

Several proposals are before state legislators and the U.S. Congress that, if implemented, would either prohibit the practice of hydraulic fracturing or subject the process to regulation under state regulation or the Safe Drinking Water Act.   The Company routinely participates in wells where fracturing techniques are utilized to expand the available space for natural gas and oil to migrate toward the well-bore.  This is typically done at substantial depths in very tight formations.  Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new state or federal restrictions could result in increased compliance costs or additional operating restrictions.

Estimating reserves, production and future net cash flow is difficult.

Estimating oil and natural gas reserves is a complex process requiring significant interpretations of technical data and assumptions relating to economic factors such as future commodity prices, production costs, severance and excise taxes, capital expenditures and remedial costs, and the assumed effect of governmental regulation.  As a result, actual results may differ from the Company’s estimates. Also, the use of a 10 percent discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company’s business is subject. Any significant variations from the Company’s valuations could cause the estimated quantities and net present value of the Company’s reserves to differ materially.

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

The Company’s exploration operations are dependent on the ability to replace reserves.

Future success depends in part on the Company’s ability to find, develop and acquire additional oil and natural gas reserves.  Absent ongoing successful acquisition or exploration activities, reserves and revenues will decline as a result of current reserves being depleted by production.  The successful acquisition, development or exploration of oil and natural gas properties is dependent upon an assessment of recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities, and other factors. These factors are necessarily inexact. As a result, the Company may not recover the purchase price and/or the development costs of a property from the sale of production from the property, or may not recognize an acceptable return from properties acquired. In addition, exploration and development operations may not result in any increases in reserves. Exploration or development may be delayed or cancelled as a result of inadequate capital, compliance with governmental regulations, price controls or mechanical difficulties.  In the future, the cost to find or acquire additional reserves may become prohibitive.

Oil and gas segment revenues are dependent on the ability to successfully complete drilling activity.

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

Security issues exist relating to drivers, equipment and terminal facilities.

The Company transports liquid combustible materials including petrochemicals, and such materials may be a target for terrorist attacks.  While the Company employs a variety of security measures to mitigate risks, no assurance can be given that such events will not occur.

Current and future litigation could have an adverse effect on the Company.

The Company is currently involved in certain administrative and civil legal proceedings as part of the ordinary course of its business.  Moreover, as incidental to operations, the Company sometimes becomes involved in various lawsuits and/or disputes.  Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine.  Although insurance is maintained to mitigate these costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies.  The Company’s results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

The Company is subject to risks associated with climate change.

Potential climate change and efforts to regulate ‟greenhouse gas” (‟GHG’s”) emissions have the potential to adversely affect the Company’s business including negatively impacting the costs it incurs in providing its products and services, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its GHG emissions, pay any taxes related to GHG emissions, administer and manage a GHG emissions program, pay higher insurance premiums or accept greater risk of loss in areas affected by adverse weather and coastal regions in the event of rising sea levels.  In addition, the demand for and consumption of its products and services (due to change in both costs and weather patterns), and the economic health of the regions in which the Company operates, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company is subject to risks related to cybersecurity.

The Company is subject to cybersecurity risks and may incur increasing costs in connection with its efforts to enhance and ensure security and in response to actual or attempted cybersecurity attacks.

Substantial aspects of the Company’s business depend on the secure operation of its computer systems and websites. Security breaches could expose the Company to a risk of loss, misuse, or interruption of sensitive and critical information and functions, including its own proprietary information and that of its customers, suppliers and employees.  Such breaches could result in operational impacts, reputational harm, competitive disadvantage, litigation, regulatory enforcement actions, and liability. While the Company devotes substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that it will be able to prevent all of the rapidly evolving types of cyber attacks. Actual or anticipated attacks and risks may cause the Company to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

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

Item 1B. UNRESOLVED STAFF COMMENTS

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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER MATTERS, AND ISSUER REPURCHASE OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE MKT under the ticker symbol ‟AE”.  The following table sets forth the high and low sales prices of the common stock as reported by the NYSE MKT for each calendar quarter since January 1, 2011.

	American Stock Exchange
	High	Low
2012
First Quarter	$75.13	$29.20
Second Quarter	74.73	27.85
Third Quarter	47.33	30.00
Fourth Quarter	36.20	28.10

2011
First Quarter	$31.30	$22.46
Second Quarter	30.50	22.51
Third Quarter	29.07	18.73
Fourth Quarter	29.50	18.90

At March 1, 2013 there were approximately 219 shareholders of record of the Company’s common stock and the closing stock price was $39.92 per share.  The Company has no securities authorized for issuance under equity compensation plans.  The Company made no repurchases of its stock during 2012 and 2011.

On December 17, 2012, the Company paid an annual cash dividend of $.62 per common share to common stockholders of record on December 3, 2012.  On December 15, 2011, the Company paid an annual cash dividend of $.57 per common share to common stockholders of record on December 1, 2011.  Such dividends totaled $2,614,954 and $2,404,000 for 2012 and 2011, respectively.

Performance Graph

The performance graph shown below was prepared under the applicable rules of the SEC based on data supplied by Research Data Group.  The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time.  The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2007 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note:  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/07	12/08	12/09	12/10	12/11	12/12

Adams Resources & Energy, Inc.	100.00	68.35	90.70	102.34	125.26	153.78
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Integrated Oil & Gas	100.00	78.21	77.20	91.75	105.30	107.63

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Marketing	$3,297,827	$2,967,427	$2,015,893	$1,784,832	$3,861,117
Transportation	67,183	63,501	56,867	44,895	67,747
Oil and natural gas	15,954	14,060	11,021	8,650	17,248
	$3,380,964	$3,044,988	$2,083,781	$1,838,377	$3,946,112
Operating earnings (loss):
Marketing	$47,166	$51,384	$16,603	$18,153	$(2,298)
Transportation	10,253	8,521	6,623	2,128	4,245
Oil and gas operations	(5,804)	(16,794)	(1,757)	(3,625)	(3,348)
Oil and gas property sale	2,203	2,923	-	-	-
General and administrative	(9,769)	(9,713)	(9,044)	(9,589)	(9,667)
	44,049	36,321	12,425	7,067	(11,068)
Other income (expense):
Interest income	190	237	191	125	1,103
Interest expense	(10)	(8)	(36)	(25)	(187)
Earnings (loss) from continuing operations
before income taxes	44,229	36,550	12,580	7,167	(10,152)

Income tax (provision) benefit	(16,697)	(13,107)	(4,028)	(2,585)	4,844

Earnings (loss) from continuing
Operations	27,532	23,443	8,552	4,582	(5,308)
Earnings (loss) from discontinued
operations, net of taxes	259	(512)	79	(433)	(264)

Net earnings (loss)	$27,791	$22,931	$8,631	$4,149	$(5,572)

Earnings (Loss) Per Share
From continuing operations	6.53	5.56	2.03	1.08	(1.26)
From discontinued operations	.06	(.12)	.02	(.10)	(.06)

Basic and diluted earnings (loss) per share	$6.59	$5.44	$2.05	$.98	$(1.32)

Dividends per common share	$.62	$.57	$.54	$.50	$.50

Financial Position
Cash	$47,239	$37,066	$29,032	$16,806	$18,208
Net working capital	58,474	48,871	39,978	38,372	41,559
Total assets	419,501	378,840	301,305	249,401	210,926
Long-term debt	-	-	-	-	-
Shareholders’ equity	135,858	110,682	90,155	83,801	81,761
Dividends on common shares	2,615	2,404	2,277	2,109	2,109
________________________________
Notes:
-	In 2012 and 2011, certain oil and natural gas producing properties were sold for $3.6 million and $6.6 million producing net gains of $2.2 million and $2.9 million, respectively.
-	The 2012 and 2011 oil and gas operating losses primarily resulted from property impairments totaling $4.7 million and $14.8 million, respectively, recorded as a result of declining natural gas prices.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Marketing revenues, operating earnings, depreciation and certain costs are as follows (in thousands):

	2012	2011	2010
Revenues
Crude oil	$3,292,948	$2,961,176	$2,005,301
Natural gas	4,879	6,251	10,592
Total	$3,297,827	$2,967,427	$2,015,893

Operating Earnings (loss)
Crude oil	$46,145	$49,237	$13,530
Natural gas	1,021	2,147	3,073
Total	$47,166	$51,384	$16,603

Depreciation
Crude oil	$5,945	$3,724	$2,320
Natural gas	31	3	44
Total	$5,976	$3,727	$2,364

Fleet diesel fuel costs	$11,617	$9,982	$6,001

Supplemental volume and price information is:

	2012	2011	2010
Field Level Purchases per day (1)
Crude Oil – barrels	89,200	81,600	69,000
Natural Gas – mmbtu’s	123,000	208,000	258,000

Average Purchase Price
Crude Oil – per barrel	$99.66	$96.77	$77.20
Natural Gas – per mmbtu	$2.58	$3.93	$4.28

(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues increased in 2012 relative to 2011 and in 2011 relative to 2010 because of increased field level purchase volumes and generally higher average crude oil prices as shown in the table above.  Volume increases primarily resulted from new well production established by the Company’s customer base in the Eagle Ford shale trend of South Texas beginning in 2011, while prices fluctuated upwards with general market conditions.

-	Crude Oil – Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory liquidation and valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during 2012, the net impact yielded inventory liquidation losses totaling $1,596,000 as prices trended down from $98 per barrel in the beginning of the year to average $95 per barrel at year-end.    In contrast, crude oil prices were as generally rising during 2011 and 2010 producing inventory valuation gains of $3,021,000 and $2,272,000, respectively.  As of December 31, 2012, the Company held 245,623 barrels of crude oil inventory at an average price of $95.35 per barrel.

Crude oil marketing operating earnings are also affected by the valuations of the Company’s forward month commodity contracts (derivative instruments) as of the various report dates.  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level).  Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not accorded fair value treatment.  The valuation of derivative instruments at period end requires the recognition of ‟mark-to-market” gains and losses.  The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows (in thousands):

	2012	2011	2010

As reported segment operating earnings	$46,145	$49,237	$13,530
Add (less) -
Inventory liquidation (gains) losses	1,596	(3,021)	(2,272)
Derivative valuation (gains) losses	2,001	149	(1,049)

Field level operating earnings(1)	$49,742	$46,365	$10,209

____________________________________
(1)	Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivering it to market at the sales point.  Comparative crude oil field level operating earnings increased in 2012 relative to 2011 and in 2011 relative to 2010 with the noted volume additions and overall improved unit margins for the comparative periods.  Unit margins first began to widen during the third quarter of 2011 when South Texas sourced production started selling at a discount to world crude oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.  The initial burst in unit margins was most prevalent during the third quarter of 2011 with favorable unit margins continuing into 2012, although they diminished as competition and additional industry infrastructure development progressed in the region.

-	Natural Gas Marketing

Natural gas sales are reported net of underlying natural gas purchase costs and thus reflect gross margin.  As shown in the table above, gross margins were reduced during 2011 and again in 2012 as average field level purchase volumes were off over 50 percent during the periods presented.  The Company’s primary source of natural gas supply is the non-shale areas of Texas, Louisiana and the Gulf of Mexico and these volumes declined because the Company’s suppliers curtailed drilling activity due to suppressed natural gas prices.  In addition, development of the nation’s natural gas infrastructure including more diverse areas of production, expanded pipeline and storage capacity, and increased price transparency with the development of the Intercontinental Exchange (ICE) have reduced purchase opportunities and per unit margins.

Historically, prices received for crude oil and natural gas have been volatile and unpredictable with price volatility expected to continue.  See discussion under Item 1A Risk Factors.

-	Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2012		2011		2010
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$67,183	6%	$63,501	12%	$56,867	27%

Operating earnings	$10,253	20%	$8,521	29%	$6,623	211%

Depreciation	$5,921	51%	$3,912	(9)%	$4,288	8%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

Revenues and operating results improved for the transportation segment in both 2012 and 2011 due to increased customer demand.  The Company also benefitted in 2012 and 2011 from $2.6 million and $1.2 million in gains, respectively, from the sale of used equipment following the purchase of new truck replacements.  The Company’s customers predominately consist of the domestic petrochemical industry and demand for their products has substantially recovered from the slow-down occurring in 2009.  Serving to improve customer demand was a recovering United States economy, low natural gas prices (a basic feedstock cost for the petrochemical industry) and improved export demand for petrochemicals.  In addition, during the previous economic downturn, the trucking industry reduced capacity by retiring older units without replacement.  With demand improvement, industry capacity has been strained allowing rate increases and improved overall profitability.  However, an industry wide shortage of qualified drivers has affected the Company by suppressing current year revenues and results of operations.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changing revenues.  As currently configured, operating earnings project at break-even levels when annual revenues average approximately $54 million.  Above that level, operating earnings will grow and below that level, losses result.

Transportation segment depreciation increased for 2012 as older fully depreciated tractor units were replaced with new model year vehicles.  During 2012, the Company replaced 125 truck tractors and one trailer.  During 2011 the Company replaced 115 older model truck- tractor units and added 10 new units to the fleet.  In addition, 25 trailers were added to the fleet during 2011.  For 2011 relative to 2010, increased depreciation expense on new tractor models was offset by certain in-service trailers becoming fully depreciated during the period.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas production volumes and prices.  Comparative amounts for revenues, operating earnings and depreciation and depletion were as follows (in thousands):

	2012		2011		2010
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)
Revenues	$15,954	13%	$14,060	28%	$11,021	27%

Operating earnings (loss)(2)	(3,601)	(74)%	(13,871)	689%	(1,757)	51%

Depreciation and depletion	8,817	7%	8,246	77%	4,662	28%

Producing property impairments	4,699	(34)%	7,105	651%	946	(30)%

______________
(1)	Represents the percentage increase (decrease) from the prior year.
(2)	Includes gains from property sales of $2.2 million and $2.9 million in 2012 and 2011, respectively.

Improved oil and gas segment revenues during 2012 and 2011 resulted from crude oil and natural gas volumes increases as shown in the table below with such volume changes resulting from recent drilling efforts.  Active drilling, however, also served to increase depreciation and depletion expenses as well as property impairment charges during 2012 and 2011.   Operating earnings were markedly reduced in 2011 due to increased charges for depreciation, depletion and producing property impairments as well as increased exploration and prospect impairment expenses as shown in the second table below. Producing and non-producing property impairments increased significantly in 2011 following a December 2011 decline in the current and forward price for natural gas.  Natural gas prices remained at relatively low levels during 2012 resulting in additional impairment charges for the year.

Comparative volumes and prices were as follows:

	2012		2011		2010

Production Volumes
- Crude oil	98,100	bbls	61,500	bbls	54,000	bbls
- Natural gas	2,608,000	mcf	1,895,000	Mcf	1,365,000	mcf

Average Price
- Crude oil(1)	$84.39	bbls	$93.23	bbls	$77.09	bbls
- Natural gas	$2.94	mcf	$4.39	Mcf	$5.02	mcf
___________________________

(1)	Crude oil prices and volumes include the sale of associated natural gas liquids production.

Comparative exploration and prospect impairment costs were as follows (in thousands):

	2012	2011	2010
Dry hole expense	$43	$1,212	$1,894
Prospect impairment	856	7,644	1,277
Seismic and geological	252	310	62

Total	$1,151	$9,166	$3,233

During 2012, the Company participated in the drilling of 109 wells with no dry holes. Additionally, the Company had 34 wells in process on December 31, 2012 with ultimate evaluation anticipated during 2013.  Converting natural gas volumes to equate with crude oil volumes at a ratio of six to one, production volumes and proved reserve changes summarize as follows, on an equivalent barrel (Eq. Bbls) basis:

	2012	2011	2010
	(Eq. Bbls.)	(Eq. Bbls.)	(Eq. Bbls.)

Proved reserves – beginning of year	1,907,000	1,566,000	1,450,000
Estimated reserve additions	537,000	1,209,000	536,000
Production volumes	(533,000)	(377,000)	(282,000)
Producing properties sold	(71,000)	(385,000)	-
Revisions of previous estimates	(61,000)	(106,000)	(138,000)

Proved reserves - end of year	1,779,000	1,907,000	1,566,000

For 2012 and for the three year period ended December 31, 2012, estimated reserve additions represented 101 percent and 191 percent, respectively, of production volumes.  Such reserve additions resulted from active drilling efforts during the periods presented.

Given the present low natural gas price environment, exploration and development activity during 2013 will be substantially reduced.  The Company’s current drilling and exploration efforts are primarily focused as follows:

East Texas Project

In 2005, the Company joined with its partners in acquiring acreage in Nacogdoches and Shelby Counties, Texas.  This was subsequently expanded to include acreage in Angelina County, due south of Nacogdoches County.  This investment holds potential for development in the Haynesville/Bossier shale formations.   A total of 97 wells have been drilled with 94 wells placed on production as of December 31, 2012.   The Company’s interest in this project varies with an average 2.7 percent ownership in the properties and wells. Production is dry gas and due to low prices only those wells required to hold acreage by production will be drilled.  The Company’s interest covers 154,000 gross acres.  Approximately 64,000 is being held by production, another 65,000 acres is held by the production from non-owned shallow wells.  The remaining acreage is either undeveloped or being held by contracts that delay termination of lease rights.

West Texas Project

In 2008 the Company participated with an approximate 7.5% working interest in the acquisition of 49,015 gross acres located in Irion and Crockett Counties, Texas for the purpose of developing the Wolfcamp Shale.  In 2011 the Company sold a portion of its interest in anticipation of an aggressive horizontal drilling program on the acreage.  A total of 135 wells have been drilled through December 31, 2012 with 102 wells on production and 33 wells being completed.  Drilling is expected to continue but at a reduced rate in 2013 with 37 wells scheduled for drilling.  Production from the Wolfcamp in this area is oil-rich with large amounts of gas and natural gas liquids.

South Texas Project

The goal of this investment is to extend the productive area of the Eagle Ford trend north in Fayette and Lavaca Counties, Texas.  The first core well was productive with petrochemical data showing the project is on the gas-condensate window.  Plans call for up to four additional horizontal wells being initiated during 2013.  The Company holds a five percent working interest in this project which includes approximately 38,000 acres currently under lease.

-	Oil and gas property sales

In August 2012, the Company sold to a third party fifty percent of its interest in certain Kansas oil and gas properties.  The properties contained one producing well with insignificant production history.  The sale was consummated to spur further development on the properties.  Total proceeds from the sale were $578,000 and the Company recorded a $475,000 pre-tax gain on sale.  The Company will continue to participate in the development of these Kansas properties.  In October and December 2012, the Company sold, to third parties, its interest in two separate oil and gas producing properties.  One of the properties was located on-shore Texas with the second property located in Federal waters offshore Louisiana.  Proceeds from these two sales totaled $3,049,000 and the Company recorded a $1,728,000 pre-tax gain.  Both properties had depleted substantially from their initial productive period, so the sales were consummated before the properties lost further value.

In January 2011, the Company completed the sale of its interest in certain producing oil and gas properties located in the on-shore Gulf Coast region of Texas.  Proceeds from the sale totaled $6.2 million and the pre-tax gain from this transaction totaled $2,708,000.  Sales negotiations were conducted by the third party operator of the properties and the transaction was completed with a separate third party investment entity.  The Company’s proportionate interest in the transaction was approximately five percent and the Company elected to participate in the sale due to attractive pricing.  Also during the first quarter of 2011, the Company sold a portion of its interest in certain non-producing oil and gas properties located in West Texas.  Total proceeds from the sale were $329,000 and the Company recorded a $125,000 gain from this transaction.  Proceeds from the sales were used for general working capital purposes and the Company is continuing with oil and gas exploration operations in the vicinity of the properties sold.  In October 2011, the Company sold an interest in certain non-producing properties for $90,000 in proceeds and gain.

-	General and administrative, interest income and income tax

General and administrative expenses were generally consistent during the periods presented with  elevated costs in 2012 and 2011 due to employee bonuses, consistent with increased corporate earnings.  Interest income declined after 2008 as interest rates on overnight deposits dropped to near zero following the significant turmoil that occurred in the financial markets during that period.  The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Outlook

The short-term outlook indicates continued volume growth and relative margin strength within the crude oil marketing operation.  However, industry competitors and Company suppliers are aware of the present market opportunity and seek to capture such advantage which would reduce unit margins.  Transportation operations continue to experience strong demand, in part due to low natural gas prices.  The oil and gas segment should experience improved results for 2013 with stabilized prices and production from new well additions while depreciation, depletion and impairment charges reduce with less activity planned for 2013.

The Company has the following major objectives for 2013:

-	Maintain marketing operating earnings at the $35 million level exclusive of inventory valuation gains or losses.

-	Maintain transportation operating earnings at the $7 million level.

-	Restore oil and gas operating earnings to the $2 million level.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided from operating activities, which was $54,494,000, $55,815,000 and $36,928,000 for each of 2012, 2011 and 2010, respectively.  As of December 31, 2012 and 2011, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $47,239,000 as of December 31, 2012, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $57,799,000 as of December 31, 2012.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.

Capital expenditures during 2012 included $27,929,000 for marketing and transportation equipment additions, primarily consisting of truck-tractors, and $23,083,000 in property additions associated with oil and gas exploration and production activities.  For 2013, the Company anticipates expending an additional approximately $12 million on oil and gas development and exploration projects.  In addition, approximately $3 million will be expended during 2013 for the purchase of 35 trailers for the transportation segment and approximately $15 million will be expended by the crude oil marketing operation for the purchase of 46 truck-tractors, 60 trailers and the construction of a barge loading facility.  These units will serve to replace older units and to increase the marketing fleet by 30 units.  Funding for these 2013 projects will be from operating cash flow and available working capital.  Within certain constraints, the proposed projects can be delayed or cancelled should funding become unavailable.

At various times during each month, the Company makes cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within the marketing operations.  Crude oil supply prepayments totaled $5,000,000 as of December 31, 2012 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  The Company also requires certain counterparties to post cash collateral with the Company in order to support their purchase from the Company.  Such cash collateral held by the Company totaled $7,456,000 as of December 31, 2012.  The Company also maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit to suppliers of crude oil and natural gas (see Note (1) to Consolidated Financial Statements).  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil and natural gas supply.  As of December 31, 2012, letters of credit outstanding totaled $21.9 million.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its marketing, transportation and exploration businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for an approximate $9.9 million commitment for storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Historically, the Company pays an annual dividend in the fourth quarter of each year, and the Company paid a $.62 per common share dividend or $2,615,000 to shareholders of record as of December 3, 2012.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A. Risk Factors in this annual report of Form 10-K).

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements with independent truck owner-operators for use of their equipment and driver services on a month-to-month basis.  In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  Such contracts require certain minimum monthly payments for the term of the contracts.   All operating lease commitments qualify for off-balance sheet treatment.  Rental expense for the years ended December 31, 2012, 2011, and 2010 was $8,110,000, $7,621,000 and $5,870,000, respectively.  As of December 31, 2012, rental commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years are payable as follows:  2013 - $3,404,000; 2014 - $1,718,000; 2015 - $1,450,000; 2016 - $1,431,000; 2017 – $1,210,000 and $724,000 thereafter.

Contractual Cash Obligations

The Company has no capital lease obligations.  The Company has entered into certain operating lease arrangements and terminal access agreements for tankage, truck-tractors, trailers and office space.    A summary of the payment periods for contractual cash obligations is as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total

Lease payments	$3,404	$1,718	$1,450	$1,431	$1,210	$724	$9,937

In addition to its lease obligations, the Company is also committed to purchase certain quantities of crude oil and natural gas in connection with its marketing activities.  Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations.  Approximate commodity purchase obligations as of December 31, 2012 are as follows (in thousands):

	January	Remaining
	2013	2013	2014	2015	Thereafter	Total
Crude oil	$256,953	$45	$-	$-	$-	$256,998
Natural gas	8,862	301	-	-	-	9,163
	$265,815	$346	$-	$-	$-	$266,161

Insurance

From time to time, the marketplace for all forms of insurance enters into periods of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable.  The Company’s primary insurance needs are workers’ compensation, automobile and umbrella coverage for its trucking fleet and medical insurance for employees.  During each of 2012, 2011 and 2010, insurance costs were consistent with activity and totaled $11.9 million, $11.2 million and $10 million, respectively.  Insurance cost may experience rate increases during 2013 subject to market conditions.  Since the Company is generally unable to pass on such cost increases, any increase will need to be absorbed by existing operations.

Competition

In all phases of its operations, the Company encounters strong competition from a number of entities. Many of these entities possess financial resources substantially in excess of those of the Company. The Company faces competition principally in establishing trade credit, pricing of available materials and quality of service as well as for the acquisition of mineral properties. The Company’s marketing division competes with major oil companies and other large industrial concerns that own or control significant refining and marketing facilities.  These major oil companies may offer their products to others on more favorable terms than those available to the Company.  From time to time in recent years, there have been supply imbalances for crude oil and natural gas in the marketplace.  This in turn has led to significant fluctuations in prices for crude oil and natural gas. As a result, there is a high degree of uncertainty regarding both the future market price for crude oil and natural gas and the available margin spread between wholesale acquisition costs and sales realization.

Critical Accounting Policies and Use of Estimates

Fair Value Accounting

The Company enters into certain forward commodity contracts that are required to be recorded at fair value and such contracts are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during 2012, 2011 and 2010.

The Company utilizes a market approach to valuing its commodity contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts that typically have durations of less than 18 months.  As of December 31, 2012, all of the Company’s market value measurements were based on either quoted prices in active markets (Level 1 inputs) or from inputs based on observable market data (Level 2 inputs). See discussion under ‟Fair Value Measurements” in Note 1 to the Consolidated Financial Statements.

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

Trade Accounts

Accounts receivable and accounts payable typically represent the most significant assets and liabilities of the Company.  Particularly within the Company’s energy marketing, oil and gas exploration, and production operations, there is a high degree of interdependence with and reliance upon third parties (including transaction counterparties) to provide adequate information for the proper recording of accounts receivable or payable. Substantially all such third parties are larger firms providing the Company with the source documents for recording trade activity.  It is commonplace for these entities to retroactively adjust or correct such documents. This typically requires the Company to absorb, benefit from, or pass along such corrections to another third party.

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

Oil and Gas Reserve Estimate

The value of the capitalized cost of oil and natural gas exploration and production related assets are dependent on underlying oil and natural gas reserve estimates.  Reserve estimates are based on many subjective factors.  The accuracy of these estimates depends on the quantity and quality of geological data, production performance data, reservoir engineering data, the pricing assumptions utilized as well as the skill and judgment of petroleum engineers in interpreting such data.  The process of estimating reserves requires frequent revision (usually on an annual basis) as additional information becomes available. Calculations of estimated future oil and natural gas revenues are also based on estimates of the timing of oil and natural gas production, and there are no assurances that the actual timing of production will conform to or approximate such estimates. Also, certain assumptions must be made with respect to pricing.  The Company’s calculations assume prices will remain constant from the date of the engineer’s estimates, except for changes reflected under natural gas sales contracts.  There can be no assurance that actual future prices will not vary as industry conditions, governmental regulation, political conditions, economic conditions, weather conditions, market uncertainty, and other factors, impact the market price for oil and natural gas.

The Company follows the successful efforts method of accounting, so only costs (including development dry hole costs) associated with producing oil and natural gas wells are capitalized.  Estimated oil and natural gas reserve quantities are the basis for the rate of amortization under the Company’s units of production method for depreciating, depleting and amortizing oil and natural gas properties. Estimated oil and natural gas reserve values also provide the standard for the Company’s periodic review of oil and natural gas properties for impairment.

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

Revenue Recognition

The Company’s crude oil, natural gas and refined products marketing customers are invoiced daily or monthly based on contractually agreed upon terms.  Revenue is recognized in the month in which the physical product is delivered to the customer.  Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its commodity activities. See discussion under Revenue Recognition policy in Note (1) to the Consolidated Financial Statements.

Transportation segment customers are invoiced, and the related revenue is recognized as the service is provided.  Oil and natural gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and natural gas passes to the purchaser.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (‟FASB”) issued FASB Accounting Standards Update (ASU) No. 2011-04, which further amends the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification.  Among other provisions, ASU 2011-04 expands and modifies certain principles and requirements for measuring fair value and disclosing fair value measurement information.  The Company adopted ASU 2011-04 effective January 1, 2012 and the adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements, but additional disclosures regarding fair value measurements resulted.

In December 2011, the FASB issued ASU 2011-11.  This update requires additional disclosures about an entity’s right of setoff and related arrangements associated with its financial and derivative instruments.  The ASU requires a tabular presentation that reflects the gross, net and setoff amounts associated with such assets and liabilities among other requirements.  The expanded disclosure requirements are effective for the annual reporting periods beginning on January 1, 2013.  The Company’s adoption of ASU 2011-11 is not expected to result in significant additional disclosures.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk includes potential adverse changes in interest rates and commodity prices.

Interest Rate Risk

The Company had no long-term debt outstanding at December 31, 2012 and 2011.  A hypothetical ten percent adverse change in the floating rate would not have a material effect on the Company’s results of operations for the fiscal year ended December 31, 2012.

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

Certain forward contracts are recorded at fair value, depending on management’s assessments of numerous accounting standards and positions that comply with generally accepted accounting principles in the United States. The fair value of such contracts is reflected in the balance sheet as fair value assets and liabilities and any revaluation is recognized on a net basis in the Company’s results of operations.  See discussion under ‟Fair Value Measurements” in Note 1 to the Consolidated Financial Statements.

Historically, prices received for oil and natural gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2011 through December 31, 2012, natural gas price realizations ranged from a monthly average low of $1.99 per mmbtu to a monthly average high of $4.48 per mmbtu.  Crude oil prices ranged from a monthly average low of $86.05 per barrel to a monthly average high of $113.10 per barrel during the same period. A hypothetical ten percent adverse change in average natural gas and crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $3,937,000 and $3,252,000 for the comparative years ended December 31, 2012 and 2011, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2012 and 2011	29

Consolidated Statements of Operations for the Years Ended
December 31, 2012, 2011 and 2010	30

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2012, 2011 and 2010	31

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2012, 2011 and 2010	32

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Adams Resources & Energy, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

March 15, 2013

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31,
ASSETS	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$47,239	$37,066
Accounts receivable, net of allowance for doubtful accounts of
$206 and $357, respectively	239,319	225,393
Inventories	28,222	18,464
Fair value contracts	418	2,064
Income tax receivable	1,199	480
Prepayments	8,092	10,651
Current assets of discontinued operations	67	10,847

Total current assets	324,556	304,965

PROPERTY AND EQUIPMENT:
Marketing	46,177	33,004
Transportation	59,101	54,359
Oil and gas (successful efforts method)	90,431	81,668
Other	1,406	2,772
	197,115	171,803

Less – Accumulated depreciation, depletion and amortization	(106,403)	(102,946)
	90,712	68,857
OTHER ASSETS:
Deferred income tax asset	34	473
Cash deposits and other	4,199	4,167
Long-term assets of discontinued operations	-	378
	$419,501	$378,840
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$258,310	$243,615
Accounts payable – related party	42	58
Fair value contracts	412	681
Accrued and other liabilities	7,078	6,095
Current deferred income taxes	240	505
Current liabilities of discontinued operations	-	5,140
Total current liabilities	266,082	256,094

LONG-TERM DEBT	-	-

OTHER LIABILITIES:
Asset retirement obligations	1,886	1,568
Deferred taxes and other liabilities	15,675	10,496
	283,643	268,158
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	123,743	98,567
Total shareholders’ equity	135,858	110,682
	$419,501	$378,840

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
REVENUES:
Marketing	$3,297,827	$2,967,427	$2,015,893
Transportation	67,183	63,501	56,867
Oil and natural gas	15,954	14,060	11,021
	3,380,964	3,044,988	2,083,781
COSTS AND EXPENSES:
Marketing	3,244,685	2,912,316	1,996,926
Transportation	51,009	51,068	45,956
Oil and natural gas operations	12,941	22,608	8,116
Oil and natural gas property sale (gain)	(2,203)	(2,923)	-
General and administrative	9,769	9,713	9,044
Depreciation, depletion and amortization	20,714	15,885	11,314
	3,336,915	3,008,667	2,071,356

Operating Earnings	44,049	36,321	12,425

Other Income (Expense):
Interest income	190	237	191
Interest expense	(10)	(8)	(36)

Earnings from continuing operations before income taxes	44,229	36,550	12,580

Income Tax (Provision) Benefit:
Current	(11,319)	(5,523)	(371)
Deferred	(5,378)	(7,584)	(3,657)
	(16,697)	(13,107)	(4,028)
Earnings from continuing operations	27,532	23,443	8,552
Earnings from discontinued operations net of tax
(provision) benefit of ($139), $276 and $(42), respectively	259	(512)	79

Net Earnings	$27,791	$22,931	$8,631

EARNINGS PER SHARE:
From continuing operations	6.53	5.55	2.03
From discontinued operations	.06	(.11)	.02
Basic and diluted net earnings per share	$6.59	$5.44	$2.05

 The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2010	$422	$11,693	$71,686	$83,801
Net earnings	-	-	8,631	8,631
Dividends paid on common stock	-	-	(2,277)	(2,277)
BALANCE, December 31, 2010	$422	$11,693	$78,040	$90,155
Net earnings	-	-	22,931	22,931
Dividends paid on common stock	-	-	(2,404)	(2,404)
BALANCE, December 31, 2011	$422	$11,693	$98,567	$110,682
Net earnings	-	-	27,791	27,791
Dividends paid on common stock	-	-	(2,615)	(2,615)
BALANCE, December 31, 2012	$422	$11,693	$123,743	$135,858

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
CASH PROVIDED BY OPERATIONS:
Net earnings	$27,791	$22,931	$8,631
Adjustments to reconcile net earnings to net cash
from operating activities-
Depreciation, depletion and amortization	20,714	16,260	11,817
Property sale (gains) losses	(6,298)	(4,394)	94
Dry hole costs incurred	43	1,212	1,894
Impairment of oil and natural gas properties	5,555	14,749	2,224
Provision for doubtful accounts	(51)	1,141	29
Deferred income taxes	5,378	7,308	3,699
Net change in fair value contracts	1,377	(97)	(1,036)
Decrease (increase) in accounts receivable	(4,820)	(45,487)	(34,257)
Decrease (increase) in inventories	(9,579)	(5,598)	669
Decrease (increase) in income tax receivable	(719)	1,836	(145)
Decrease (increase) in prepayments	2,559	(2,547)	2,700
Increase (decrease) in accounts payable	10,474	47,662	40,521
Increase (decrease) in accrued and other liabilities	1,227	1,378	(406)
Other changes, net	843	(539)	494
Net cash provided by operating activities	54,494	55,815	36,928

INVESTING ACTIVITIES:
Property and equipment additions	(51,012)	(53,276)	(22,421)
Insurance and state collateral (deposits) refunds	(582)	(495)	(151)
Proceeds from property sales	6,342	8,394	147
Proceeds from the sale of discontinued operations	3,546	-	-
Redemption of short-term investments	-	11,098	-
Investment in short-term investments	-	(11,098)	-
Net cash (used in) investing activities	(41,706)	(45,377)	(22,425)

FINANCING ACTIVITIES:
Dividend payments	(2,615)	(2,404)	(2,277)
Net cash (used in) financing activities	(2,615)	(2,404)	(2,277)

Increase (decrease) in cash and cash equivalents	10,173	8,034	12,226

Cash and cash equivalents at beginning of year	37,066	29,032	16,806

Cash and cash equivalents at end of year	$47,239	$37,066	$29,032

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the ‟Company”) after elimination of all  intercompany accounts and transactions.  The impact on the accompanying financial statements of events occurring after December 31, 2012 were evaluated through the date of issuance of these financial statements.

Nature of Operations

The Company is engaged in the business of crude oil and natural gas marketing, as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.

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

Marketable Securities

From time to time, the Company may invest in marketable securities consisting of investment grade corporate bonds traded in liquid markets.  Such bonds are held for the purpose of investing in liquid funds and are not generally intended to be retained on a long term basis.  Marketable securities are initially recognized at acquisition costs inclusive of transaction costs and are classified as trading securities.  In subsequent periods, marketable securities are valued at fair value.  Changes in these fair values are recognized as gains or losses in the accompanying statement of operations under the caption ‟Costs and Expenses – Marketing”.  Interest on marketable securities is recognized directly in the statement of operations during the period earned.

Allowance for Doubtful Accounts

Accounts receivable result from sales of crude oil, natural gas and refined products as well as from trucking services.  Marketing business wholesale level sales of crude oil and natural gas comprise in excess of 90 percent of accounts receivable and under industry practices, such items are ‟settled” and paid in cash within 25 days of the month following the transaction date.  For such receivables, an allowance for doubtful accounts is determined based on specific account identification.  The balance of accounts receivable results primarily from sales of trucking services.  For this component of receivables, the allowance for doubtful accounts is determined based on a review of specific accounts combined with a review of the general status of the aging of all accounts.

Inventories

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of the Company’s crude oil marketing operations.  Crude oil inventory is carried at the lower of average cost or market.

Prepayments

The components of prepayments and other are as follows (in thousands):

	December 31,
	2012	2011
Cash collateral deposits for commodity purchases	$5,000	$6,521
Insurance premiums	1,872	2,033
Commodity imbalances and futures	353	1,452
Rents, license and other	867	645

	$8,092	$10,651

Property and Equipment

Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are expensed as incurred.  Interest costs incurred in connection with major capital expenditures are capitalized and amortized over the lives of the related assets. When properties are retired or sold, the related cost and accumulated depreciation, depletion and amortization is removed from the accounts and any gain or loss is reflected in earnings.

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of December 31, 2012, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever undiscounted cash flow models indicate that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  The fair value of each oil and gas property is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the years ended December 31, 2012, 2011 and 2010, there were $4,699,000, $7,105,000 and $946,000, respectively, of impairment provisions on producing oil and gas properties.

Fair value measurements for producing oil and gas properties that were subject to fair value impairment for the years ended December 31, 2012 and 2011 summarized as follows (in thousands):

	Producing Properties Subject to Fair Value Impairment
	2012	2011
Net book value at January 1	$11,073	$8,704
Property additions	13,083	16,465
Depletion taken	(6,371)	(6,633)
Impairment valuation loss	(4,699)	(7,105)
Net book at December 31	$13,086	$11,431

Fair value measurements for producing oil and gas properties are based on Level 3 – Significant Unobservable Inputs – (see “Fair Value Measurements” below).

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as ‟unobservable or Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings.  Accordingly, impairment provisions on non-producing properties totaling $856,000, $7,644,000 and $1,277,000 were recorded for the years ending December 31, 2012, 2011 and 2010, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	December 31,	December 31,
	2012	2011

South Texas Project acreage	$3,263	$2,212
West Texas Project	180	288
Napoleonville Louisiana acreage	323	320
Other acreage areas	329	475

Total Non-producing Leasehold Costs	$4,095	$3,295

The South Texas, West Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The ‟Other Acreage Areas” category consists of smaller onshore interests dispersed over a wide geographical area.  Since the Company is generally not the operator of its oil and gas property interests, it does not maintain underlying detail acreage data and is dependent on the operator when determining which specific acreage will ultimately be drilled.  The capitalized cost detail on a property-by-property basis is reviewed by management and deemed impaired, if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the ‟Other Acreage Areas” was as follows (in thousands):

Leasehold
Costs
Balance December 31, 2011	$475
Property additions	810
Property sale	(100)
Impairments	(856)

Balance December 31, 2012	$329

During 2012, the Company sold half of its interest in certain non-producing Kansas oil and gas properties.  Proceeds from the sale totaled $578,000 and the Company recorded a $475,000 pre-tax gain from this sale.  Also during 2012, the Company sold its interest in two oil and gas producing property units for total proceeds of $3,049,000.  The Company realized a $1,728,000 pre-tax gain from these two sales.  In January 2011, the Company completed the sale of its interest in certain producing oil and gas properties located in the on-shore Gulf Coast region of Texas.  Proceeds from the 2011 sale totaled $6.2 million and the pre-tax gain totaled $2,708,000.  Also during 2011, the Company sold a portion of its interest in certain non-producing oil and gas properties located in West Texas for $329,000 with a $125,000 pre-tax gain from this transaction.

During 2012 and 2011, the Company sold certain used trucks and equipment from its transportation segment and recorded pre-tax gains totaling $2,617,000 and $1,024,000, respectively.  There were no transportation equipment sales during 2010.

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

	December 31,
	2012	2011
Insurance collateral deposits	$3,413	$3,331
State collateral deposits	170	168
Materials and supplies	616	668
	$4,199	$4,167

Revenue Recognition

Commodity purchase and sale contracts utilized by the Company’s marketing businesses qualify as derivative instruments.  Further, all natural gas contracts, as well as certain specifically identified crude oil  contracts, are designated as trading activities.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying financial statements.

Most all crude oil purchase and sale contracts qualify and are designated as non-trading activities and the Company considers such contracts as normal purchases and sales activity.  For normal purchases and sales the Company’s customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer.  Such sales are recorded gross in the financial statements because the Company takes title, has risk of loss for the products, is the primary obligor for the purchase, establishes the sale price independently with a third party, and maintains credit risk associated with the sale of the product.

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $1,381,352,000, $1,812,561,000 and $1,415,844,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Transportation segment customers are invoiced, and the related revenue is recognized, as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations and certain marketing and transportation equipment.  Stand-by letters of credit issued totaled $21.9 million and $38.9 million as of December 31, 2012 and 2011, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $10,000, $8,000 and $36,000 during the years ended December 31, 2012, 2011 and 2010, respectively.  Income taxes paid during these same periods totaled $12,650,000, $5,597,000, and $532,000, respectively.  In addition, State and Federal income tax refunds totaled $10,000 and $2,743,000 in 2012 and 2011, respectively.  There were no tax refunds during 2010.  Non-cash investing activities for property and equipment items included in accounts payable as of period end were $2,419,000, $4,070,000 and $2,868,000 as of December 31, 2012, 2011 and 2010, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include the oil and gas reserve volumes that form the foundation for calculating depreciation, depletion and amortization and estimating cash flows to assess impairment triggers and estimated values associated with oil and gas properties.  Other examples include revenue accruals, the provision for bad debts, insurance related accruals, income tax permanent and timing differences, contingencies, and valuation of fair value contracts.

Income Taxes

Income taxes are accounted for using the asset and liability method.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis (see Note 2).

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil and natural gas.  The Company seeks to make a profit by procuring these commodities as they are produced and then delivering these materials to end users or the intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  Certain of these  contracts meet the definition of a derivative instrument and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil and natural gas wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption ‟Fair Value Measurements”.

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2012 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$688	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	682	-
Less Counterparty Offsets	(270)	-	(270)	-
As Reported Fair Value Contracts	$418	$-	$412	$-

As of December 31, 2012, twenty-four commodity purchase and sales contracts comprise all of the Company’s derivative valuations.  Such contracts encompass the purchase and sale of approximately 900 barrels of crude oil per day and 172,000 mmbtu of natural gas per day during January 2013 with crude oil volumes continuing at the rate of 200 barrels per day through June 2013 together with natural gas volumes of 1,000 mmbtu and 41,000 mmbtu per day in February 2013 and March 2013, respectively.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Balance Sheet as of December 31, 2011 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$3,500	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	2,117	-
Less Counterparty Offsets	(1,436)	-	(1,436)	-
As Reported Fair Value Contracts	$2,064	$-	$681	$-

As of December 31, 2011, thirteen commodity purchase and sales contracts comprised substantially all of the Company’s derivative valuations.  Such contracts encompassed the purchase and sale of approximately 2,800, 6,100, 5,800, 5,700 and 1,800 barrels of crude oil per day in each of January, February, March, April and May 2012, respectively, and continuing at 1,800 barrels per day for June 2012 through December 2012.

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of December 31, 2012 and 2011, the Company was not holding nor had it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Gain (Loss)
Location	2012	2011	2010
Revenues – marketing	$(1,377)	$97	$1,036

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

Level 1 – quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  For Level 1 valuation of marketable securities, the Company utilizes market quotations provided by its primary financial institution and for the valuations of derivative financial instruments, the Company utilizes the New York Mercantile Exchange ‟NYMEX” for such valuations.

Level 2 – (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical assets or liabilities but in markets that are not actively traded or in which little information is released to the public, (c) observable inputs other than quoted prices, and (d) inputs derived from observable market data.  Source data for Level 2 inputs include information provided by the NYMEX, the Intercontinental Exchange ‟ICE”, published price data and indices, third party price survey data and broker provided forward price statistics.

Level 3 – Unobservable market data inputs for assets or liabilities.

As of December 31, 2012, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$299	$389	$-	$(270)	$418
- Current liabilities	-	(682)	-	270	(412)
Net Value	$299	$(293)	$-	$-	$6

As of December 31, 2011, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$1,455	$2,045	$-	$(1,436)	$2,064
- Current liabilities	(675)	(1,442)	-	1,436	(681)
Net Value	$780	$603	$-	$-	$1,383

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of December 31, 2012 and 2011, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, fair value assets and liabilities are included in their entirety in the fair value hierarchy.

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2012 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1,	$780	$603	$1,383
- Net realized (gains) losses	(780)	(603)	(1,383)
- Net unrealized gains (losses)	299	(293)	6
Net Fair Value December 31,	$299	$(293)	$6

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

	2012	2011
Balance on January 1,	$1,568	$1,390
-Liabilities incurred	358	164
-Accretion of discount	63	82
-Liabilities settled	(103)	(68)
-Revisions to estimates	-	-
Balance on December 31,	$1,886	$1,568

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations.  Such cash deposits are included in other assets in the accompanying balance sheet.

Recent Accounts Pronouncement

In May 2011, the Financial Accounting Standards Board (‟FASB”) issued FASB Accounting Standards Update (ASU) No. 2011-04, which further amends the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification.  Among other provisions, ASU 2011-04 expands and modifies certain principles and requirements for measuring fair value and disclosing fair value measurement information.  The Company adopted ASU 2011-04 effective January 1, 2012 and the adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements, but additional disclosures regarding fair value measurements resulted.

In December 2011, the FASB issued ASU 2011-11.  This update requires additional disclosures about an entity’s right of setoff and related arrangements associated with its financial and derivative instruments.  The ASU requires a tabular presentation that reflects the gross, net and setoff amounts associated with such assets and liabilities among other requirements.  The expanded disclosure requirements are effective for the annual reporting periods beginning on January 1, 2013.  The Company’s adoption of ASU 2011-11 is not expected to result in significant additional disclosures.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(2)  Income Taxes

The following table shows the components of the Company’s income tax (provision) benefit (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$(10,282)	$(4,336)	$350
State	(1,176)	(1,187)	(721)
	(11,458)	(5,523)	(371)
Deferred:
Federal	(4,940)	(7,407)	(3,688)
State	(438)	99	(11)
	(5,378)	(7,308)	(3,699)

	$(16,836)	$(12,831)	$(4,070)

The following table summarizes the components of the income tax (provision) benefit (in thousands):

	Years ended December 31,
	2012	2011	2010
From continuing operations	$(16,697)	$(13,107)	$(4,028)
From discontinued operations	(139)	276	(42)
	$(16,836)	$(12,831)	$(4,070)

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax (provision) as follows (in thousands):
	Years ended December 31,
	2012	2011	2010
Statutory federal income tax (provision) benefit	$(15,619)	$(12,517)	$(4,445)
State income tax (provision) benefit	(1,049)	(707)	(476)
Federal statutory depletion	36	393	534
Foreign investment write-off	-	-	201
Other	(204)	-	116
	$(16,836)	$(12,831)	$(4,070)

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in such items.  The components of the federal deferred tax asset (liability) are as follows (in thousands):
	Years Ended December 31,
	2012	2011
Current deferred tax asset (liability)
Allowance for doubtful accounts	$581	$772
Prepaid insurance	(815)	(793)
Fair value contracts	(6)	(484)

Net current deferred liability	(240)	(505)

Long-term deferred tax asset (liability)
Property	(15,957)	(10,579)
Uniform capitalization	552	471
Other	(221)	160
Net long-term deferred tax liability	(15,626)	(9,948)

Net deferred tax liability	$(15,866)	$(10,453)

Financial statement recognition and measurement of positions taken, or expected to be taken, by an entity in its income tax returns must consider the uncertainty and judgment involved in the determination and filing of income taxes.  Tax positions taken in an income tax return that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the tax position will be examined by taxing authorities with full knowledge of all relevant information.  The Company has no significant unrecognized tax benefits.  Interest and penalties associated with income tax liabilities are classified as income tax expense.

The earliest tax years remaining open for audit for Federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2009
Texas	2008
Louisiana	2009
Michigan	2009

(3)  Concentration of Credit Risk

Credit risk represents the amount of loss the Company would absorb if its customers failed to perform pursuant to contractual terms.  Management of credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer’s sensitivity to economic developments.  The Company has established various procedures to manage credit exposure, including initial credit approval, credit limits, and rights of offset.  Letters of credit and guarantees are also utilized to limit credit risk. Accounts receivable associated with crude oil and natural gas marketing activities comprise approximately 95 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 25 days of the end of the month following a transaction.  The Company’s customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.

The Company’s largest customers consist of large multinational integrated oil companies and utilities.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil and natural gas trading companies and a variety of commercial energy users.  Within this group of customers, the Company generally derives approximately 50 percent of its revenues from two to three large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U. S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

The Company had accounts receivable from three customers that comprised 22.1 percent, 21.4 percent and 11.4 percent, respectively of total accounts receivables at December 31, 2012.  Three customers comprised 20.2 percent, 17.9 percent and 16.8 percent, respectively, of total revenues during 2012.  The Company had accounts receivable from two customers that comprised 24.5 percent and 21.5 percent, respectively, of total accounts receivable at December 31, 2011.  Four customers comprised 18.2 percent, 15.4 percent, 13.4 percent, and 11.3 percent, respectively, of total revenues during 2011.  The Company had accounts receivable from four customers that comprised 22.4 percent, 16.2 percent, 13.7 percent and 10.6 percent, respectively, of total accounts receivable at December 31, 2010.  Five customers comprised 35.8 percent, 20.2 percent, 17.9 percent, 13 percent and 11 percent, respectively, of total revenues during 2010.

An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $206,000 and $357,000 at December 31, 2012 and 2011, respectively.  As reflected in the table below, during 2011 the Company’s provision for bad debt was elevated as a result of deteriorating collectability primarily attributable to diesel fuel sales to the construction industry.

An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$357	$180	$347
Provisions for bad debts	-	276	28
Less: Write-offs and recoveries	(151)	(99)	(195)
Balance, end of year	$206	$357	$180

(4)  Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees.  The Company’s contributory expenses for the plan were $645,000, $597,000 and $565,000 in 2012, 2011 and 2010, respectively. No other pension or retirement plans are maintained by the Company.

(5)  Transactions with Affiliates

Mr. K. S. Adams, Jr., Chairman and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  During 2012 and 2011, the Company’s investment commitments totaled approximately $22.7 million and $24.6 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of December 31, 2012 and 2011, the Company owed a combined net total of $42,000 and $58,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $152,000, $145,000 and $160,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the years ended December 31, 2012, 2011 and 2010, the affiliated entities charged the Company $64,000, $42,000 and $43,000, respectively, of expense reimbursement and the Company charged the affiliates $98,000, $118,000 and $117,000, respectively, for such expense reimbursements. In January 2012, the company relocated its primary office lease space to a building operated by an affiliated entity.  Estimated annual rental expense, including pro-rata building operating expense are $480,000 per year under a seven year lease term.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to the related party for 2012 totaled $442,000.

(6)  Commitments and Contingencies

The Company maintains certain operating lease arrangements with independent truck owner-operators for use of their equipment and driver services on a month-to-month basis. In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  All operating lease commitments qualify for off-balance sheet treatment.  Such contracts require certain minimum monthly payments for the term of the contracts.  Rental expense for the years ended December 31, 2012, 2011, and 2010 was $8,110,000, $7,621,000 and $5,870,000, respectively.  At December 31, 2012, commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows:   2013 - $3,404,000; 2014 - $1,718,000; 2015 - $1,450,000; 2016 - $1,431,000; 2017 $1,210,000; and $724,000 thereafter.

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally  in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to the Company or its insurance carrier of $1,545,000 and $1,285,000 as of December 31, 2012 and 2011, respectively.

Effective January 1, 2012, the Company began a self-insurance program for managing employee medical claims.  On a monthly basis, the Company establishes a liability for expected claims incurred.  As claims are paid, the liability is relieved.  As of December 31, 2012, accrued medical claims totaled $506,000 and the Company has purchased third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $1 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for the calendar year 2012 and $2 million of umbrella coverage for 2013.

From time to time as incidental to its operations, the Company may become involved in various lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims and other items of general liability as would be typical for the industry. Management of the Company is presently unaware of any claims against the Company that are either outside the scope of insurance coverage, or that may exceed the level of insurance coverage and, therefore could potentially represent a material adverse effect on the Company’s financial position or results of operations.

(7)  Guarantees

Pursuant to arranging operating lease financing for certain tank trailers, individual subsidiaries of the Company may guarantee the lessor a minimum residual equipment sales value upon the expiration of a lease and sale of the underlying equipment.  The Company believes performance under these guarantees to be remote.  Aggregate guaranteed residual values under operating leases as of December 31, 2012 are as follows (in thousands):

	2013	2014	2015	Thereafter	Total
Equipment residual values	$216	$-	$-	$-	$216

In connection with certain contracts for the purchase and resale of branded motor fuels within the Company’s discontinued refined products marketing business (See Note (9), the Company received certain price discounts from its suppliers toward the purchase of gasoline and diesel fuel.  Such discounts were passed through to the Company’s customers as an incentive to offset a portion of the costs associated with offering branded motor fuels for sale to the general public.  Under the terms of the supply contracts, the Company and its customers are not obligated to return the price discounts, provided the gasoline service station offering such product for sale remains as a branded station for periods ranging from three to ten years.  The Company had a number of customers and stations operating under such arrangements, and the former customers are contractually obligated to remain a branded dealer for the required periods of time.  Should the customer seek to void such contracts, the Company would be obligated to return a portion of discounts received to its suppliers.  As of December 31, 2012, the maximum potential obligation is approximately $1,385,000.  Management of the Company believes such customers will adhere to their branding obligations and no such refunds will result.  In addition, this branding obligation was assumed by the purchaser of the Company’s refined products contracts.

Presently, neither Adams Resources & Energy, Inc. (‟ARE”) nor any of its subsidiaries has any other types of guarantees outstanding that require liability recognition.

ARE frequently issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies.  The guarantees generally result from subsidiary commodity purchase obligations, subsidiary operating lease commitments and subsidiary banking transactions.  The nature of such items is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations.  Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein.  Therefore, no such obligation is recorded again on the books of the parent.  The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company.  In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company.

As of December 31, 2012, parental guaranteed obligations are approximately as follows (in thousands):

	2013	2014	2015	2016	Thereafter	Total
Lease payments	$47	$-	$-	-	-	47
Equipment residual values	216	-	-	-	-	216
Commodity purchases	61,492	-	-	-	-	61,942
Letters of credit	21,996	-	-	-	-	21,996
	$84,201	$-	$-	$-	$-	$84,201

(8)  Segment Reporting

The Company is engaged in the business of crude oil and natural gas marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment Operating		Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (loss)		Amortization	Additions
Year ended December 31, 2012-
Marketing
- Crude oil	$3,292,948	$46,145		$5,945	$12,391
- Natural gas	4,879	1,021		31	-
Marketing Total	3,297,827	47,166		5,976	12,391
Transportation	67,183	10,253		5,921	15,538
Oil and gas	15,954	(3,601	)(1)	8,817	23,083
	$3,380,964	$53,818		$20,714	$51,012
Year ended December 31, 2011-
Marketing
- Crude oil	$2,961,176	$49,237		$3,724	$13,554
- Natural gas	6,251	2,147		3	64
Marketing Total	2,967,427	51,384		3,727	13,618
Transportation	63,501	8,521		3,912	14,118
Oil and gas	14,060	(13,871	)(1)	8,246	24,580
	$3,044,988	$46,034		$15,885	$52,316
Year ended December 31, 2010-
Marketing
- Crude oil	$2,005,301	$13,530		$2,320	$6,051
- Natural gas	10,592	3,073		44	115
Marketing Total	2,015,893	16,603		2,364	6,166
Transportation	56,867	6,623		4,288	4,410
Oil and gas	11,021	(1,757)		4,662	11,699
	$2,083,781	$21,469		$11,314	$22,275
__________________________________
(1)	Oil and gas segment operating earnings include gains on property sales totaling $2,203,000 and $2,923,000 during 2012 and 2011, respectively.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Segment operating earnings	$53,818	$46,034	$21,469
- General and administrative expenses	(9,769)	(9,713)	(9,044)
Operating earnings	44,049	36,321	12,425
- Interest income	190	237	191
- Interest expense	(10)	(8)	(36)
Earnings from continuing operations before
income taxes and discontinued operations	$44,229	$36,550	$12,580

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Marketing
- Crude oil	$277,920	$253,817	$184,299
- Natural gas	11,764	12,246	19,948
Marketing Total	289,684	266,063	204,247
Transportation	38,940	27,221	17,378
Oil and gas	35,788	29,105	32,563
Other	55,089	56,451	47,117
	$419,501	$378,840	$301,305

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable, and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

(9)  Discontinued Operations

On February 27, 2012, the Company completed the sale of contracts, inventory and certain equipment associated with the refined products segment of its marketing business.  Revenues from this segment included in net earnings from discontinued operations totaled $25,717,000, $169,412,000 and $128,189,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  This business experienced marginal results in recent years including an operating loss of $788,000 for the year 2011.  The Company received $2 million in cash proceeds plus a cash payment of $1,546,000 for the agreed value of refined product inventories on the date of sale.  The net gain recognized upon this sale totaled $1,622,000.  The Company is conducting an orderly wind-down of the operation which primarily consists of collecting outstanding accounts receivable and satisfying all existing obligations.  The Company’s fee interest in certain parcels of real estate was retained and the estimated fair value of such properties exceeded the Company’s cost basis in the properties.  Therefore, an impairment assessment of long-lived assets was not necessary.  The proceeds secured from this transaction exceeded the sum of carrying costs of the assets sold plus severance and other wind-down costs and, as a result, pre-tax earnings from this former segment totaled $398,000 for the year ended December 31, 2012.  Retained accounts receivable and payable obligations were substantially collected or satisfied as of the date of this report.

(10)  Quarterly Financial Data (Unaudited) -

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

		Earnings from
		Continuing Operations		Net Earnings		Dividends
	Revenues	Amount	Per Share	Amount	Per Share	Amount	Per Share

2012 -
March 31	$877,489	$6,050	$1.43	$6,575	$1.56	$-	$-
June 30	831,474	5,497	1.31	5,386	1.28	-	-
September 30	795,525	8,337	1.98	8,263	1.96	-	-
December 31	876,476	7,648	1.81	7,567	1.79	2,615	.62
Total	$3,380,964	$27,532	$6.53	$27,791	$6.59	$2,615	$.62

2011 -
March 31	$663,846	$5,778	$1.37	$5,583	$1.32	$-	$-
June 30	777,538	3,355	.79	3,589	.85	-	-
September 30	755,995	9,266	2.20	9,026	2.14	-	-
December 31	847,609	5,044	1.19	4,733	1.13	2,404	.57
Total	$3,044,988	$23,443	$5.55	$22,931	$5.44	$2,404	$.57

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

Oil and Gas Producing Activities -

Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands):
	Years Ended December 31,
	2012	2011	2010
Property acquisition costs
Unproved	$1,965	$3,591	$2,295
Proved	-	-	-
Exploration costs
Expensed	1,151	9,166	3,233
Capitalized	-	-	-
Development costs	20,219	12,133	6,233
Total costs incurred	$23,335	$24,890	$11,761

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	December 31,
	2012	2011
Unproved oil and gas properties	$8,349	$7,291
Proved oil and gas properties	82,083	74,376
	90,432	81,667
Accumulated depreciation, depletion
and amortization	(57,833)	(55,061)
Net capitalized cost	$32,599	$26,606

Estimated Oil and Natural Gas Reserves  -

The following information regarding estimates of the Company’s proved oil and gas reserves, all located in Texas and the south central region of the United States, is based on reports prepared on behalf of the Company by its independent petroleum engineers. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from changes in commodity pricing assumptions and from more precise engineering calculations based upon additional production histories and price changes.

Proved developed and undeveloped reserves are presented as follows (in thousands):
	Years Ended December 31,
	2012		2011		2010
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	9,661	292	7,794	267	7,248	242
Revisions of previous estimates	(507)	29	(520)	(24)	(832)	-
Oil and gas reserves sold	(104)	(54)	(2,148)	(26)	-	-
Extensions, discoveries and
other reserve additions	2,395	138	6,430	137	2,743	79
Production	(2,608)	(98)	(1,895)	(62)	(1,365)	(54)
End of year	8,837	307	9,661	292	7,794	267

The components of proved oil and gas reserves for the three years ended December 31, 2012 is presented below.  All reserves are in the United States (in thousands):

	Years Ended December 31,
	2012		2011		2010
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Proved developed reserves	8,708	306	9,433	277	7,134	240
Proved undeveloped reserves	129	1	228	15	660	27
Total proved reserves	8,837	307	9,661	292	7,794	267

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

The Company employs third party petroleum consultant, Ryder Scott Company, to prepare its oil and gas reserve data estimates as of December 31, 2012, 2011 and 2010.  The firm of Ryder Scott is well recognized within the industry for more than 50 years.  As prescribed by the SEC, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for each of the years presented, all without escalation.

The process of estimating oil and gas reserves is complex and requires significant judgment.  Uncertainties are inherent in estimating quantities of proved reserves, including many factors beyond the estimator’s control.  Reserve engineering is a subjective process of estimating subsurface accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and the interpretation thereof.  As a result, assessments by different engineers often vary, sometimes significantly.  In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates.  Accordingly, oil and gas quantities ultimately recovered will vary from reserve estimates.

Standardized Measure of Discounted Future Net Cash Flows from Oil and Gas Operations and Changes Therein  -

The standardized measure of discounted future net cash flows was determined based on the economic conditions in effect at the end of the years presented, except in those instances where fixed and determinable gas price escalations are included in contracts.  The disclosures below do not purport to present the fair market value of the Company’s oil and gas reserves.  An estimate of the fair market value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and risks inherent in reserve estimates.  The standardized measure of discounted future net cash flows is presented as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Future gross revenues	$59,793	$73,626	$61,311
Future costs -
Lease operating expenses	(16,357)	(19,788)	(17,288)
Development costs	(299)	(2,198)	(1,596)
Future net cash flows before income taxes	43,137	51,640	42,427
Discount at 10% per annum	(17,976)	(19,439)	(16,777)
Discounted future net cash flows
before income taxes	25,161	32,201	25,650
Future income taxes, net of discount at
10% per annum	(8,806)	(11,270)	(8,978)
Standardized measure of discounted
future net cash flows	$16,355	$20,931	$16,672

The reserve estimates provided at December 31, 2012, 2011 and 2010 are based on aggregate prices of $93.85, $95.85 and $76.14 per barrel for crude oil and $3.51, $4.69 and $5.26 per mcf for natural gas, respectively.  Such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations.  The price reported in the reserve disclosure for natural gas for 2012 includes the value of associated natural gas liquids.  The effect of income taxes and discounting on the standardized measure of discounted future net cash flows is presented as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Future net cash flows before income taxes	$43,137	$51,640	$42,427
Future income taxes	(15,098)	(18,074)	(14,849)
Future net cash flows	28,039	33,566	27,578
Discount at 10% per annum	(11,684)	(12,635)	(10,906)
Standardized measure of discounted
future net cash flows	$16,355	$20,931	$16,672

The principal sources of changes in the standardized measure of discounted future net flows are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning of year	$20,931	$16,672	$9,305
Sale of oil and gas reserves	(3,802)	(7,429)	-
Net change in prices and production costs	(5,313)	791	9,435
New field discoveries and extensions, net of future
production costs	9,513	18,769	9,068
Sales of oil and gas produced, net of production costs	(8,953)	(7,723)	(7,084)
Net change due to revisions in quantity estimates	(940)	(1,739)	(1,369)
Accretion of discount	1,944	1,678	1,072
Production rate changes and other	511	2,204	213
Net change in income taxes	2,464	(2,292)	(3,968)
End of year	$16,355	$20,931	$16,672

Results of Operations for Oil and Gas Producing Activities -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues	$15,954	$14,060	$11,021
Costs and expenses -
Production	(7,091)	(6,337)	(3,937)
Producing property impairment	(4,699)	(7,105)	(946)
Exploration	(1,151)	(9,166)	(3,233)
Oil and natural gas property sale gain	2,203	2,923	-
Depreciation, depletion and amortization	(8,817)	(8,246)	(4,662)
Operating income (loss) before income taxes	(3,601)	(13,871)	(1,757)
Income tax (expense) benefit	1,060	4,854	615
Operating income (loss)	$(2,541)	$(9,017)	$(1,142)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains ‟disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‟Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefit of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 13d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2012.

This Management’s Report on Internal Control over Financial Reporting shall not be deemed ‟filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Houston, Texas
March 15, 2013

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, corporate governance and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 15, 2013, under the heading ‟Election of Directors” and ‟Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 15, 2013, under the heading ‟Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 15, 2013, under the heading ‟Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 15, 2013, under the headings ‟Transactions with Related Parties” and ‟Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 15, 2013, under the heading ‟Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

    1.           Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended
December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required to be filed

3(a)	-
Certificate of Incorporation of the Company, as amended.  (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1987).

3(b)*	-	Bylaws of the Company, as amended.

3(c)	-
Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 2002).

4(a)	-	Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company (-File No. 1-7908) for the fiscal year ended December 31, 1991).

4(b)	-
Credit and Security Agreement between Gulfmark Energy, Inc., Adams Resources Marketing, Ltd., and Wells Fargo Bank, National Association dated August 27, 2009 (Incorporated by reference to Exhibit 4(b) of the Quarterly Report on Form 10-Q for the period ended September 30, 2009).

10.1(a)+
-  Employment agreement of Frank T. Webster, President, dated May 12, 2004 by and between Adams Resources & Energy, Inc. and Frank T. Webster (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.1(b)+
-  Tenth Amendment to Employment Agreement of Frank T. Webster, President, by and between Adams Resources & Energy, Inc. and Frank T. Webster effective September 22, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 24, 2012).

10.1(c)+
-  Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Richard B. Abshire effective July 25, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 25, 2008).

10.1(d)+
-  First Amendment to Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Richard B. Abshire effective December 6, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 7, 2011).

10.1(e)+
-  Amendment to Change in Control/Severance agreement by and between Adams Resources & Energy, Inc. and Sharon Davis effective December 6, 2011 (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 7, 2011).

10.1(f)+
-  Amendment to Employment Agreement of Frank T. Webster, President, dated December 6, 2010 by and between Adams Resources & Energy, Inc. and Frank T. Webster (Incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.1(g)+
-  Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and E. C. Reinauer, Jr., dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 7, 2011).

10.1(h)+
-  Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and Townes G. Pressler, dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 7, 2011).

10.1(i)+
-  Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and Larry E. Bell, dated effective December 6, 2011 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on December 7, 2011).

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By /s/Richard B. Abshire	By /s/ Frank T. Webster
Richard B. Abshire,	Frank T. Webster
Vice President and Chief Financial Officer	Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)	(PPrincipal Executive Officer)

Date:  March 15, 2013

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

By /s/ K. S. Adams, Jr.
K. S. Adams, Jr., Director
(Chairman)

EXHIBIT INDEX

Exhibit
Number	Description

3(a)
-      Certificate of Incorporation of the Company, as amended.  (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987).

3(b)*	- Bylaws of the Company, as amended.

3(c)
-      Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2002).

4(a)	- Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991).

4(b)
-     Credit and Security Agreement between Gulfmark Energy, Inc., Adams Resources Marketing, Ltd and Wells Fargo Bank, National Association dated August 27, 2010 (Incorporated by reference to Exhibit 4(b) of the Quarterly Report on Form 10-Q for the period ended September 30, 2009).

21*	- Subsidiaries of the Registrant

23.1*	- Consent of Ryder Scott Company

31.1*	- Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	- Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	- Ryder Scott Company Report

101.INS*	- XBRL Instance Document

101.SCH*	- XBRL Schema Document

101.CAL*	- XBRL Calculation Linkbase Document

101.LAB*	- XBRL Label Linkbase Document

101.PRE*	- XBRL Presentation Linkbase Document

______________________________
* - Filed herewith