Form 10-Q
period 2013-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2013-05-09
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013
Commission File Number 1-7908

ADAMS RESOURCES & ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-1753147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 South Briar Hollow Lane Suite 100, Houston, Texas 77027
(Address of principal executive office & Zip Code)

Registrant's telephone number, including area code (713) 881-3600

Indicate by  check mark  whether the  Registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of ‟large accelerated filer”, ‟accelerated filer” and ‟smaller reporting company” in Rule 126-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at May 6, 2013.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Marketing	$932,942	$857,430
Transportation	17,346	16,268
Oil and natural gas	3,213	3,791
	953,501	877,489
COSTS AND EXPENSES:
Marketing	917,581	847,981
Transportation	14,212	11,963
Oil and natural gas operations	1,315	1,768
General and administrative	2,266	2,232
Depreciation, depletion and amortization	5,529	4,163
	940,903	868,107

Operating earnings	12,598	9,382

Other income (expense):
Interest income	38	21
Interest expense	(2)	(1)

Earnings from continuing operations before income taxes	12,634	9,402

Income tax (provision)	(4,607)	(3,352)

Earnings from continuing operations	8,027	6,050

Earnings (loss) from discontinued operations net of tax
(provision) benefit of $9 and $(283), respectively	(12)	525

Net earnings	$8,015	$6,575

EARNINGS PER SHARE:
From continuing operations	$1.90	$1.43
From discontinued operations	-	.13
Basic and diluted net earnings per common share	$1.90	$1.56

DIVIDENDS PER COMMON SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$32,503	$47,239
Accounts receivable, net of allowance for doubtful
accounts of $206 and $206, respectively	254,398	239,319
Inventory	30,532	28,222
Fair value contracts	762	418
Income tax receivable	-	1,199
Prepayments	7,042	8,092
Current assets of discontinued operations	29	67

Total current assets	325,266	324,556

Property and Equipment
Marketing	47,369	46,177
Transportation	57,845	59,101
Oil and gas (successful efforts method)	92,297	90,431
Other	1,406	1,406
	198,917	197,115

Less – Accumulated depreciation, depletion and amortization	(110,500)	(106,403)
	88,417	90,712
Other Assets:
Deferred income tax asset	34	34
Cash deposits and other	4,101	4,199
	$417,818	$419,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$244,156	$258,310
Accounts payable – related party	49	42
Fair value contracts	502	412
Accrued and other liabilities	10,643	7,078
Current deferred income taxes	449	240
Total current liabilities	255,799	266,082

Other Liabilities:
Asset retirement obligations	1,822	1,886
Deferred taxes and other liabilities	16,324	15,675
	273,945	283,643
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	131,758	123,743
Total shareholders’ equity	143,873	135,858
	$417,818	$419,501

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2013	2012
CASH PROVIDED BY OPERATIONS:
Net earnings	$8,015	$6,575
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	5,529	4,163
Property sale (gains)	(35)	(2,901)
Dry hole costs incurred	-	11
Impairment of oil and gas properties	52	265
Provision for doubtful accounts	-	(49)
Deferred income taxes	864	(27)
Net change in fair value contracts	(254)	2,882
Decrease (increase) in accounts receivable	(15,041)	(18,930)
Decrease (increase) in inventories	(2,310)	(10,507)
Decrease (increase) in income tax receivable	1,199	417
Decrease (increase) in prepayments	1,050	3,218
Increase (decrease) in accounts payable	(13,991)	19,102
Increase (decrease) in accrued liabilities	4,026	4,931
Other changes, net	28	61

Net cash provided by (used in) operating activities	(10,868)	9,211

INVESTING ACTIVITIES:
Property and equipment additions	(3,903)	(15,222)
Insurance and state collateral (deposits) refunds	-	42
Proceeds from property sales	35	1,346
Proceeds from the sale of discontinued operations	-	3,546

Net cash (used in) investing activities	(3,868)	(10,288)

Increase (decrease) in cash and cash equivalents	(14,736)	(1,077)

Cash and cash equivalents at beginning of period	47,239	37,066

Cash and cash equivalents at end of period	$32,503	$35,989

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2013, its results of operations for the three months ended March 31, 2013 and 2012 and its cash flows for the three months ended March 31, 2013 and 2012. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after March 31, 2013, has been evaluated through the date these financial statements were issued.

Although the Company believes the disclosures made are adequate to make the information presented not misleading, it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's latest annual report on Form 10-K. The interim statement of operations is not necessarily indicative of results to be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The Company is engaged in the business of crude oil and natural gas marketing, as well as tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.  The accompanying unaudited condensed consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the ‟Company”) after elimination of all intercompany accounts and transactions.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	March 31,	December 31,
	2013	2012

Cash collateral deposits for commodity purchases	$5,000	$5,000
Insurance premiums	1,287	1,872
Commodity imbalances and futures	199	353
Rents, license and other	556	867

	$7,042	$8,092

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2013, the Company had no unevaluated or suspended exploratory drilling costs.

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method.  The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves.  For lease and well equipment, development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves.  All other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to twenty years.

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cashflow model.  The fair value of each oil and gas property is estimated based on an internal discontinued cash flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the three-month periods ended March 31, 2013 and 2012, there were zero and $1,000, respectively, impairment provisions on producing oil and gas properties.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as unobservable or Level 3 inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $52,000 and $264,000 were recorded for the three-month periods ended March 31, 2013 and 2012, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	March 31,	December 31,
	2013	2012

South Texas Project acreage	$3,474	$3,263
West Texas Project acreage	172	180
Napoleonville, Louisiana acreage	323	323
Other acreage areas	310	329

Total Non-producing Leasehold Costs	$4,279	$4,095

The South Texas, West Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The ‟other acreage areas” category consists of smaller onshore interests dispersed over a wide geographical area.  Since the Company is generally not the operator of its oil and gas property interest, it does not maintain the underlying detail acreage data and the Company is dependent on the operator when determining which specific acreage will ultimately be drilled.  The capitalized cost detail on a property-by-property basis is reviewed however, by management, and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the ‟other acreage areas” was as follows (in thousands):

Balance December 31, 2012	$329
Property additions	33
Impairments	(52)

Balance March 31, 2013	$310

During the first quarter of 2012, the Company sold certain used trucks and equipment from its transportation segment and recorded pre-tax gains totaling $1,269,000.  Such sales did not recur during 2013.

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

	March 31,	December 31,
	2013	2012
Insurance collateral deposits	$3,330	$3,413
State collateral deposits	170	170
Materials and supplies	601	616
	$4,101	$4,199

Revenue Recognition

Certain commodity purchase and sale contracts utilized by the Company’s marketing businesses qualify as derivative instruments.  Further, all natural gas, as well as certain specifically identified crude oil contracts, are designated as trading activities.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying financial statements.

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $353,141,000 and $374,441,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations and certain marketing and transportation equipment.  Stand-by letters of credit issued totaled $15.4 million and $21.9 million as of March 31, 2013 and December 31, 2012, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $2,000 and $1,000 during the three-month periods ended March 31, 2013 and 2012, respectively, while taxes paid during these same periods totaled $23,000 and $76,000, respectively.  Non-cash investing activities for property and equipment were $1,802,000 and $2,419,000 as of March 31, 2013 and December 31, 2012, respectively and $4,843,000 and $4,070,000 as of March 31, 2012 and December 31, 2011, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period presented herein. The weighted average number of shares outstanding was 4,217,596 for 2013 and 2012.  There were no potentially dilutive securities during those periods.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include oil and gas reserve volumes forming the foundation for calculating depreciation, depletion and amortization and for estimating cash flows when assessing impairment triggers and when estimating values associated with oil and gas properties.  Other examples include revenue accruals, the provision for bad debts, insurance related accruals, income tax permanent and timing differences, contingencies and valuation of fair value contracts.

Income Taxes

Income taxes are accounted for using the asset and liability method.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2013 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$908	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity	-
Contracts at Gross Valuation	-	-	648	-
Less Counterparty Offsets	(146)	-	(146)	-

As Reported Fair Value Contracts	$762	$-	$502	$-

As of March 31, 2013, thirty-five commodity purchase and sales contracts comprised all of the Company’s derivative valuations.  Such contracts encompass the purchase and sale of approximately 1,400, 400, 400, 200 and 200 barrels of crude oil per day in each of April, May, June, July and August 2013, respectively, plus the purchase and sale of 39,180,000, 1,885,000, 3,795,000 and 465,000 mmbtu’s of natural gas during April, May, July and August 2013, respectively.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2012 as follows (in thousands):

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of March 31, 2013 and December 31, 2012, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012 as follows (in thousands):

	Earnings (Loss)
	Three Months Ended
	March 31,
Location	2013	2012

Revenues – marketing	$ 254	$(2,882)

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

Level 1 – quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  For Level 1 valuation of marketable securities, the Company utilizes market quotations provided by its primary financial institution and for the valuation of derivative financial instruments the Company utilizes the New York Mercantile Exchange NYMEX for such valuations.

Level 2 – (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical assets or liabilities but in markets that are not actively traded or in which little information is released to the public, (c) observable inputs other than quoted prices and (d) inputs derived from observable market data.  Source data for Level 2 inputs include information provided by the NYMEX, the Intercontinental Exchange (ICE), published price data and indices, third party price survey data and broker provided forward price statistics.

Level 3 – unobservable market data inputs for assets or liabilities.

As of March 31, 2013, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$510	$398	$-	$(146)	$762
- Current liabilities	-	(648)	-	146	(502)
Net Value	$510	$(250)	$-	$-	$260

As of December 31, 2012, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$299	$389	$-	$(270)	$418
- Current liabilities	-	(682)	-	270	(412)
Net Value	$299	$(293)	$-	$-	$6

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2013 and December 31, 2012, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Recent Accounting Pronouncement

In December 2011, the FASB issued ASU 2011-11.  This update requires additional disclosures about an entity’s right of setoff and related arrangements associated with its financial and derivative instruments.  The ASU requires a tabular presentation that reflects the gross, net and setoff amounts associated with such assets and liabilities among other requirements.  The Company adopted ASU 2011-11 effective January 1, 2013 and the adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements, but additional disclosures regarding fair value measurements resulted.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil and natural gas marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Three Month Comparison
		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended March 31, 2013
Marketing
- Crude Oil	$931,876	$13,434	$1,764	$1,361
- Natural gas	1,066	148	15	-
Marketing Total	932,942	13,582	1,779	1,361
Transportation	17,346	1,398	1,736	145
Oil and gas	3,213	(116)	2,014	2,397
	$953,501	$14,864	$5,529	$3,903
Period Ended March 31, 2012
Marketing
- Crude Oil	$855,846	$7,765	$1,290	$4,199
- Natural gas	1,584	393	1	-
Marketing Total	857,430	8,158	1,291	4,199
Transportation	16,268	3,054	1,251	4,688
Oil and gas	3,791	402	1,621	6,335
	$877,489	$11,614	$4,163	$15,222

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Segment operating earnings	$14,864	$11,614
- General and administrative expenses	(2,266)	(2,232)
Operating earnings	12,598	9,382
- Interest income	38	21
- Interest expense	(2)	(1)
Earnings from continuing operations before income taxes
and discontinued operations	$12,634	$9,402

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Marketing
- Crude oil	$298,124	$277,920
- Natural gas	8,728	11,764
Marketing Total	306,852	289,684
Transportation	37,619	38,940
Oil and gas	35,043	35,788
Other	38,304	55,089
	$417,818	$419,501

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., the current Chairman of the Board of the Company and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first three months of 2013 and 2012, the Company’s investment commitments totaled approximately $2.4 million and $6.3 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of March 31, 2013 and December 31, 2012, the Company owed a combined net total of $49,000 and $42,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $38,000 and $36,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the three-month periods ended March 31, 2013 and 2012, the affiliated entities charged the Company $12,000 and $9,000, respectively, of expense reimbursement and the Company charged the affiliates $26,000 and $24,000, respectively, for such expense reimbursements.  In January 2012, the Company relocated its primary office lease space to a building operated by an affiliated entity.  Estimated annual rental expense, including pro rata building operating expense are $480,000 per year under a seven year lease term.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to such related party for the three months ended March 31, 2013 and 2012 totaled $120,000 and $81,000, respectively.

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $1,595,000 and $1,545,000 as of March 31, 2013 and December 31, 2012, respectively.

Effective January 1, 2012, the Company began a self-insurance program for managing employee medical claims.  On a monthly basis, the Company establishes a liability for expected claims incurred.  As claims are paid, the liability is relieved.  As of March 31, 2013 and December 31, 2012, accrued medical claims totaled $912,000 and $506,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for the calendar year 2013.

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

Note 6 – Discontinued Operation

On February 27, 2012, the Company completed the sale of contracts, inventory and certain equipment associated with the refined products segment of its marketing business.  Revenues from this segment included in net earnings from discontinued operations totaled $25,633,000 for the three-month period ended March 31, 2012.  The Company received $2 million in cash proceeds plus a cash payment of $1,546,000 for the agreed value of refined product inventories on the date of sale.  The net gain recognized upon this sale totaled $1,622,000.  The Company conducted an orderly wind-down of the operation which primarily consisted of collecting outstanding accounts receivable and satisfying all existing obligations.  The Company’s fee interest in certain parcels of real estate was retained and the estimated fair value of such properties exceeded the Company’s cost basis in the properties.  Therefore, an impairment assessment of long-lived assets was not necessary.  The proceeds secured from this transaction exceeded the sum of carrying costs of the assets sold plus severance and other wind-down costs and as a result, the first quarter 2012 pre-tax earnings from this former segment totaled $808,000.  Retained accounts receivable and payable obligations were substantially collected or satisfied as of the date of this report.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation and certain costs are as follows (in thousands):

		Segment	Depreciation	Fleet
		Operating	Depletion and	Diesel Fuel
	Revenues	Earnings	Amortization	Costs
Period ended March 31, 2013

- Crude Oil	$931,876	$13,434	$1,794	$3,264
- Natural gas	1,066	148	15	-
Total	$932,942	$13,582	$1,779	$3,264

Period ended March 31, 2012

- Crude oil	$855,846	$7,765	$1,290	$2,593
- Natural gas	1,584	393	1	-
Total	$857,430	$8,158	$1,291	$2,593

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2013	2012
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	100,631	87,036
Natural gas – mmbtu’s	94,745	195,752

Average Purchase Price
Crude Oil – per barrel	$102.36	$106.82
Natural Gas – per mmbtu	$3.35	$2.50
_____________________________
(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues increased during the first quarter 2013 with higher volumes partially offset by lower prices as shown in the table above.  Volume increases resulted from new well production developed by the Company’s customer base primarily in the Eagle Ford shale trend of South Texas coupled with the Company establishing a new area of operation in the Bakken field of North Dakota

-	Crude Oil – Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory liquidation and valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first quarter of 2013, the net impact yielded inventory liquidation gains totaling $994,000 as prices increased from a weighted average of $98 per barrel in the beginning of the year to $101 per barrel at quarter end.  Similarly, crude oil prices were generally increasing during the first quarter of 2012 producing inventory valuation gains of $2,538,000.  As of March 31, 2013, the Company held 300,614 barrels of crude oil inventory at an average price of $101.57 per barrel.

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

	First Quarter
	2013	2012

As reported segment operating earnings	$13,434	$7,765
Add (less) -
Inventory liquidation (gains) losses	(994)	(2,538)
Derivative valuation (gains) losses	(150)	3,476

Field level operating earnings(1)	$12,290	$8,703

____________________________________
(1)	Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative crude oil field level operating earnings increased in 2013 relative to 2012 with the noted volume additions and improved unit margins for the comparative periods.  The Company anticipates continued volume growth as South Texas sourced production is still being developed.  However unit margins are expected to diminish as competition and additional industry infrastructure develop in the region.

Historically, prices received for crude oil and natural gas have been volatile and unpredictable with price volatility expected to continue.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change(1)

Revenues	$17,346	$16,268	6%

Operating earnings	$1,398	$3,054	(54)%

Depreciation	$1,736	$1,251	39%
____________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Customer demand and revenues for the transportation segment were consistent and strong during the comparative first quarters of 2013 and 2012.  The 2012 period benefitted from $1,269,000 in gains from the sale of 66 used truck-tractors and such items did not recur in 2013.  Operating earnings for 2013 were also burdened with additional depreciation charges as new equipment was placed in service.  The transport segment is currently benefitting from the present low price environment for natural gas as this commodity is a basic feed stock for the Company’s petrochemical industry customer base.  The petrochemical industry has been expanding capacity and the long-term prospect for demand for chemical hauling services remains positive.  Presently, the Company is operating at near full capacity with the availability of qualified drivers a significant constraint.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change(1)
Revenues	$3,213	$3,791	(15)%

Operating earnings (loss)	$(116)	$402	(129)%

Depreciation and depletion	$2,014	$1,621	24%

________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Oil and gas segment revenues declined for the current period with reduced volumes.  Operating earnings declined with revenues while depreciation and depletion expense was elevated in 2013 on increased capitalized costs.

Production volumes and price information is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Crude Oil(1)
Volume – barrels	20,962	21,880
Average price per barrel	$71.06	$98.17

Natural gas
Volume – mcf	494,049	540,973
Average price per mcf	$3.49	$3.04

__________________________________
(1)	Crude oil volumes and prices included the value of associated natural gas liquids productions.

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Dry hole expense	$-	$11
Prospect impairments	52	265
Seismic and geological	1	2
Total	$53	$278

During the first three months of 2013, the Company participated in the drilling of 18 successful wells with no dry holes.  Additionally, the Company has an interest in 33 wells that were in process on March 31, 2013.  Evaluation on the in-process wells is anticipated during the second quarter of 2013.  Participation in the drilling of approximately 31 wells is planned for the remainder of 2013 on the Company’s prospect acreage in Texas, Kansas, Arkansas and Louisiana.

-           Discontinued Operation

During the first quarter of 2012, the Company sold contracts, inventory and certain equipment associated with its refined products market segment and discontinued that operation.  The pre-tax gain from this sale, net of first quarter 2012 operating expenses and wind-down cost totaled $808,000.  See also Note 6 – Discontinued Operations to Unaudited Condensed Consolidated Financial Statements.

-           Outlook

The marketing and transportation segments are performing at expected levels with narrowing unit margins anticipated in the South Texas region as the year progresses due to a number of third party pipeline infrastructure projects currently under way that will increase competition in the area.  Oil and gas segment operating earnings are hampered by low natural gas prices with some recent price improvement.  However, absent further improvement in natural gas prices, a significant change in the current level of operating earnings from the oil and gas segment is not expected.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $9,211,000 for the three-month period ended March 31, 2012.  In comparison, $10,868,000 of cash was used by operating activities during the first quarter of 2013 as the Company utilized available cash balances to fund the acquisition of additional quantities of crude oil supply while reducing the amount of letters of credit outstanding.  Letter of credit fees and other bank charges totaled $130,000 and $229,000 for the three month periods ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $32,503,000 as of March 31, 2013, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $69,467,000 as of March 31, 2013.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.

Capital expenditures during the first three months of 2013 included $1,506,000 for marketing and transportation equipment additions and $2,397,000 in property additions associated with oil and gas exploration and production activities.  Over the course of the next nine months, the Company anticipates expending approximately $6 million on oil and gas exploration projects and approximately $13 million  for truck and trailer replacements and additions within the Company’s transportation and marketing fleets.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,000,000 as of March 31, 2013.  Prepayment amounts are recouped and advanced from day-to-day as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” serve to reduce accounts payable as of the balance sheet date.  The Company also requires certain counterparties to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Such cash collateral held by the Company totaled $1,391,000 as of March 31, 2013.  Early payments received from customers serve to reduce accounts receivable as of the balance sheet date.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Historically, the Company paid an annual dividend in the fourth quarter of each year.  In December 2012, the Company paid a dividend of $.62 per common share or $2,615,000 to its shareholders.  Effective June 15, 2013, the Company will initiate a quarterly dividend of $.22 per common share or $928,000.   The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies and Use of Estimates

There has been no material changes to the Company’s ‟Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s ‟Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended March 31, 2013 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under ‟Item 1A Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Item 4.  Disclosure Controls and Procedures

 The Company maintains ‟disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefit of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors - There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 9, 2013	By /s/Frank T. Webster
Frank T. Webster
President, Chief Executive Officer
and Chief Operating Officer
(Principal Executive Officer)

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* **101.INS-	XBRL Instance Document

* **101.SCH -	XBRL Schema Document

* **101.CAL -	XBRL Calculation Linkbase Document

* **101.LAB -	XBLR Label Linkbase Document
* **101.PRE -	XBRL Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended March 31, 2013 and 2012, (ii) the Consolidated Balance Sheets – March 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows – Three Months Ended March 31, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.