Form 10-Q
period 2013-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2013-08-08
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
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

A total of 4,217,596 shares of Common Stock were outstanding at August 5, 2013.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Marketing	$1,877,561	$1,668,152	$944,619	$810,722
Transportation	34,889	33,396	17,543	17,128
Oil and natural gas	6,925	7,415	3,712	3,624
	1,919,375	1,708,963	965,874	831,474
COSTS AND EXPENSES:
Marketing	1,849,708	1,647,938	932,127	799,957
Transportation	28,182	25,472	13,970	13,509
Oil and gas operations	2,961	3,722	1,646	1,954
General and administrative	4,969	4,697	2,703	2,465
Depreciation, depletion and amortization	10,921	9,189	5,392	5,026
	1,896,741	1,691,018	955,838	822,911

Operating earnings	22,634	17,945	10,036	8,563

Other income (expense):
Interest income	70	42	32	21
Interest expense	(23)	(3)	(21)	(2)

Earnings from continuing operations before income taxes	22,681	17,984	10,047	8,582

Income tax (provision)	(8,312)	(6,437)	(3,705)	(3,085)

Earnings from continuing operations	14,369	11,547	6,342	5,497

Earnings (loss) from discontinued operations net of tax
(provision) benefit of $13, ($223), $6 and $60,
respectively	(24)	414	(12)	(111)

Net earnings	$14,345	$11,961	$6,330	$5,386

EARNINGS (LOSS) PER SHARE:
From continuing operations	$3.41	$2.74	$1.51	$1.31
From discontinued operations	(.01)	.10	(.01)	(.03)
Basic and diluted net earnings per common share	$3.40	$2.84	$1.50	$1.28

DIVIDENDS PER COMMON SHARE	$.22	$-	$.22	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$34,214	$47,239
Accounts receivable, net of allowance for doubtful
accounts of $242 and $206, respectively	259,530	239,319
Inventory	22,920	28,222
Fair value contracts	68	418
Income tax receivable	2,090	1,199
Prepayments	8,831	8,092
Current assets of discontinued operations	5	67

Total current assets	327,658	324,556

Property and Equipment
Marketing	53,382	46,177
Transportation	57,593	59,101
Oil and gas (successful efforts method)	96,248	90,431
Other	1,406	1,406
	208,629	197,115

Less – Accumulated depreciation, depletion and amortization	(112,985)	(106,403)
	95,644	90,712
Other Assets:
Deferred income tax asset	73	34
Cash deposits and other	3,842	4,199
	$427,217	$419,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$248,090	$258,310
Accounts payable – related party	16	42
Fair value contracts	64	412
Accrued and other liabilities	10,615	7,078
Current deferred income taxes	631	240
Total current liabilities	259,416	266,082

Other Liabilities:
Asset retirement obligations	1,864	1,886
Deferred taxes and other liabilities	16,662	15,675
	277,942	283,643
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	137,160	123,743
Total shareholders’ equity	149,275	135,858
	$427,217	$419,501

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2013	2012
CASH PROVIDED BY OPERATIONS:
Net earnings	$14,345	$11,961
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	10,921	9,189
Property sale (gains)	(84)	(2,982)
Dry hole costs incurred	105	41
Impairment of oil and gas properties	242	629
Provision for doubtful accounts	36	(49)
Deferred income taxes	1,352	425
Net change in fair value contracts	2	993
Decrease (increase) in accounts receivable	(20,185)	44,124
Decrease (increase) in inventories	5,302	1,642
Decrease (increase) in income tax receivable	(891)	417
Decrease (increase) in prepayments	(739)	1,568
Increase (decrease) in accounts payable	(10,086)	(52,968)
Increase (decrease) in accrued liabilities	3,328	6,362
Other changes, net	339	196

Net cash provided by operating activities	3,987	21,548

INVESTING ACTIVITIES:
Property and equipment additions	(16,298)	(31,610)
Insurance and state collateral (deposits) refunds	(17)	257
Proceeds from property sales	231	1,406
Proceeds from the sale of discontinued operations	-	3,546

Net cash (used in) investing activities	(16,084)	(26,401)

FINANCING ACTIVITIES:
Dividend payments	(928)	-

Net cash (used in) financing activities	(928)	-

Increase (decrease) in cash and cash equivalents	(13,025)	(4,853)

Cash and cash equivalents at beginning of period	47,239	37,066

Cash and cash equivalents at end of period	$34,214	$32,213

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2013, its results of operations for the six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after June 30, 2013, has been evaluated through the date these financial statements were issued.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	June 30,	December 31,
	2013	2012

Cash collateral deposits for commodity purchases	$5,186	$5,000
Insurance premiums	2,879	1,872
Commodity imbalances and futures	14	353
Rents, license and other	752	867

	$8,831	$8,092

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2013, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  The fair value of each oil and gas property is estimated based on an internal discontinued cash flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the six-month periods ended June 30, 2013 and 2012, there were $142,000 and $71,000, respectively, of impairment provisions on producing oil and gas properties.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as unobservable or Level 3 inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $100,000 and $558,000 were recorded for the six-month periods ended June 30, 2013 and 2012, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	June 30,	December 31,
	2013	2012

South Texas Project acreage	$3,630	$3,263
West Texas Project acreage	154	180
Napoleonville, Louisiana acreage	323	323
Other acreage areas	357	329

Total Non-producing Leasehold Costs	$4,464	$4,095

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

Balance December 31, 2012	$329
Property additions	128
Impairments	(100)

Balance June 30, 2013	$357

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

	June 30,	December 31,
	2013	2012
Insurance collateral deposits	$3,078	$3,413
State collateral deposits	170	170
Materials and supplies	594	616
	$3,842	$4,199

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying unaudited condensed consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $714,489,000 and $717,826,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations and certain marketing and transportation equipment.  Stand-by letters of credit issued totaled $15.4 million and $21.9 million as of June 30, 2013 and December 31, 2012, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $23,000 and $3,000 during the six-month periods ended June 30, 2013 and 2012, respectively, while taxes paid during these same periods totaled $7,739,000 and $3,301,000, respectively.  Non-cash investing activities for property and equipment were $2,468,000 and $2,419,000 as of June 30, 2013 and December 31, 2012, respectively and $2,627,000 and $4,070,000 as of June 30, 2012 and December 31, 2011, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2013 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$68	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	(64)	-
Less Counterparty Offsets	-	-	-	-

As Reported Fair Value Contracts	$68	$-	$(64)	$-

As of June 30, 2013, twenty-five commodity purchase and sales contracts comprised all of the Company’s derivative valuations.  Such contracts encompass the purchase and sale of approximately 170 barrels of crude oil per day in each of  July and August 2013, plus the purchase and sale of 7,841,000 and 930,000 mmbtu’s of natural gas during July and August 2013, respectively.

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of June 30, 2013 and December 31, 2012, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2013 and 2012 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues – marketing	$(2)	$(993)	$(256)	$1,889

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of June 30, 2013, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$68	$-	$-	$68
- Current liabilities	(36)	(28)	-	-	(64)
Net Value	$(36)	$40	$-	$-	$4

As of December 31, 2012, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$299	$389	$-	$(270)	$418
- Current liabilities	-	(682)	-	270	(412)
Net Value	$299	$(293)	$-	$-	$6

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of June 30, 2013 and December 31, 2012, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil and natural gas marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Six Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2013
Marketing
- Crude Oil	$1,875,719	$24,115	$3,578	$8,580
- Natural gas	1,842	13	147	-
Marketing Total	1,877,561	24,128	3,725	8,580
Transportation	34,889	3,231	3,476	1,573
Oil and gas	6,925	244	3,720	6,145
	$1,919,375	$27,603	$10,921	$16,298
Period Ended June 30, 2012
Marketing
- Crude Oil	$1,665,204	$16,602	$2,728	$7,406
- Natural gas	2,948	883	1	-
Marketing Total	1,668,152	17,485	2,729	7,406
Transportation	33,396	5,312	2,612	10,744
Oil and gas	7,415	(155)	3,848	13,460
	$1,708,963	$22,642	$9,189	$31,610

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2013
Marketing
- Crude Oil	$943,843	$10,681	$1,814	$7,219
- Natural gas	776	(135)	132	-
Marketing Total	944,619	10,546	1,946	7,219
Transportation	17,543	1,833	1,740	1,428
Oil and gas	3,712	360	1,706	3,748
	$965,874	$12,739	$5,392	$12,395
Period Ended June 30, 2012
Marketing
- Crude Oil	$809,358	$8,837	$1,438	$3,207
- Natural gas	1,364	490	-	-
Marketing Total	810,722	9,327	1,438	3,207
Transportation	17,128	2,258	1,361	6,056
Oil and gas	3,624	(557)	2,227	7,125
	$831,474	$11,028	$5,026	$16,388

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment operating earnings (loss)	$27,603	$22,642	$12,739	$11,028
- General and administrative	(4,969)	(4,697)	(2,703)	(2,465)
Operating earnings	22,634	17,945	10,036	8,563
- Interest income	70	42	32	21
- Interest expense	(23)	(3)	(21)	(2)
Earnings from continuing operations
before income taxes and
discontinued operations	$22,681	$17,984	$10,047	$8,582

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Marketing
- Crude oil	$298,293	$277,920
- Natural gas	11,143	11,764
Marketing Total	309,436	289,684
Transportation	37,393	38,940
Oil and gas	37,644	35,788
Other	42,744	55,089
	$427,217	$419,501

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 4 - Transactions with Affiliates

Mr. K. S. Adams, Jr., the former Chairman of the Board of the Company and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first six months of 2013 and 2012, the Company’s investment commitments totaled approximately $6 million and $13.5 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of June 30, 2013 and December 31, 2012, the Company owed a combined net total of $16,000 and $42,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $78,000 and $75,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the six-month periods ended June 30, 2013 and 2012, the affiliated entities charged the Company $40,000 and $44,000, respectively, of expense reimbursement and the Company charged the affiliates $50,000 and $49,000, respectively, for such expense reimbursements.  In January 2012, the Company relocated its primary office lease space to a building operated by an affiliated entity.  Estimated annual rental expense, including pro rata building operating expense are $480,000 per year under a seven year lease term.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to such related party for the six months ended June 30, 2013 and 2012 totaled $240,000 and $202,000, respectively.

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $1,450,000 and $1,545,000 as of June 30, 2013 and December 31, 2012, respectively.

Effective January 1, 2012, the Company began a self-insurance program for managing employee medical claims.  On a monthly basis, the Company establishes a liability for expected claims incurred.  As claims are paid, the liability is relieved.  As of June 30, 2013 and December 31, 2012, accrued medical claims totaled $911,000 and $506,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for the calendar year 2013.

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

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation and certain costs are as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Crude oil	$1,875,719	$1,665,204	$943,843	$809,358
Natural gas	1,842	2,948	776	1,364
Total	$1,877,561	$1,668,152	$944,619	$810,722

Operating Earnings
Crude oil	$24,115	$16,602	$10,681	$8,837
Natural gas	13	883	(135)	490
Total	$24,128	$17,485	$10,546	$9,327

Depreciation
Crude oil	$3,578	$2,728	$1,814	$1,438
Natural gas	147	1	132	-
Total	$3,725	$2,729	$1,946	$1,438

Crude oil operation
fleet fuel costs	$6,692	$5,471	$3,428	$2,878
Total	$6,692	$5,471	$3,428	$2,878

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	102,345	87,385	103,911	87,259
Natural gas – mmbtu’s	95,488	148,711	96,222	145,074

Average Purchase Price
Crude oil – per barrel	$100.43	$103.14	$98.56	$99.48
Natural Gas – per mmbtu’s	$3.62	$2.29	$3.88	$2.13

_____________________________
(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues increased during the first half of 2013 with higher volumes partially offset by lower prices as shown in the table above.  Volume increases resulted from new well production developed by the Company’s customer base primarily in the Eagle Ford shale trend of South Texas coupled with the Company establishing a new area of operation in the Bakken field of North Dakota.

-	Crude Oil – Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first half of 2013, the net impact yielded inventory valuation losses totaling $380,000 as prices increased during the first quarter of 2013 and then fell back to the $98 per barrel range for June 2013.  In contrast, crude oil prices were generally decreasing during the first half of 2012 producing inventory valuation losses of $4,760,000.  As of June 30, 2013, the Company held 232,089 barrels of crude oil inventory at an average price of $98.76 per barrel.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
As reported segment operating earnings
Add (less) -	$24,115	$16,602	$10,681	$8,837
Inventory valuation (gains) losses	380	4,760	1,374	7,297
Derivative valuation (gains) losses	1	1,769	150	(1,707)

Field level operating earnings(1)	$24,496	$23,131	$12,205	$14,427

____________________________________
(1)	Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative crude oil field level operating earnings increased in 2013 relative to 2012 with the noted volume additions.  However, unit margins narrowed during 2013 with higher fuel costs and when additional industry infrastructure developed and competition stiffened.  The Company anticipates continued volume growth from South Texas sourced production as the region continues to develop, although competition may narrow margins.

Historically, prices received for crude oil and natural gas have been volatile and unpredictable with price volatility expected to continue.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

The natural gas segment second quarter 2013 operating loss resulted from the accrual of approximately $280,000 in shut-down and severance expense following management’s decision to implement an orderly wind-down of the business.  The shut-down process is expected to be completed in November 2013 and no material adverse effect is anticipated following this action.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Revenues	$34,889	$33,396	4%	$17,543	$17,128	2%

Operating earnings	$3,231	$5,312	(39)%	$1,833	$2,258	(19)%

Depreciation	$3,476	$2,612	33%	$1,740	$1,361	28%

Customer demand and revenues for the transportation segment were consistent and strong during the comparative periods.  However, the prior period benefited from gains on the sale of used truck-tractors totaling $1,269,000 during the first quarter of 2012 and such sales did not recur in 2013.  Operating earnings for 2013 were also burdened with $850,000 of fuel cost increases in excess of escalations passed on to customers.  Additionally 2013 sustained higher depreciation charges as new equipment was placed in service during 2012.  The transportation segment is currently benefiting from the present low price environment for natural gas because this commodity is a basic feed stock for the Company’s petrochemical industry customer base.  The petrochemical industry has been expanding capacity and the long-term prospect for demand for chemical hauling services remains positive.  Presently, the Company is operating at near full capacity with the availability of qualified drivers a significant constraint.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Revenues	$6,925	$7,415	(7)%	$3,712	$3,624	2%

Operating earnings	$244	$(155)	257%	$360	$(557)	165%

Depreciation and depletion	$3,720	$3,848	(3)%	$1,706	$2,227	(23)%

    Oil and gas segment revenues declined for the current six month comparative period with reduced overall volumes.  However, revenues and operating earnings improved especially during the second quarter of 2013 on strengthened crude oil revenues as shown in the table below.

Production volumes and price information is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Crude Oil(1)
Volume – barrels	48,102	41,467	27,140	19,587
Average price per barrel	$72.48	$92.80	$73.58	$86.80

Natural gas
Volume – mcf	924,617	1,296,506	430,568	755,533
Average price per mcf	$3.72	$2.75	$3.98	$2.55

__________________________________
(1)	Crude oil volumes and prices included the value of associated natural gas liquids production.

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Dry hole expense	$105	$41	$105	$30
Prospect and property impairments	242	629	190	364
Seismic and geological	90	82	89	80
Total	$437	$752	$384	$474

During the first six months of 2013, the Company participated in the drilling of 43 successful wells with two dry holes.  Additionally, the Company has an interest in 24 wells that were in process on June 30, 2013.  Evaluation on the in-process wells is anticipated during the second half of 2013.  Participation in the drilling of approximately 30 wells is planned for the remainder of 2013 on the Company’s prospect acreage in Texas, Kansas, Arkansas and Louisiana.

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

-           Outlook

The marketing and transportation segments are performing at expected levels with fluctuating volumes and unit margins that are difficult to assess at the present time.  Oil and gas segment operating earnings are hampered by low natural gas prices with some recent crude oil volume improvements.  However, absent improvement in natural gas prices, a significant change in the current level of operating earnings from the oil and gas segment is not expected.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $3,987,000 and $21,548,000 for the respective six-month periods ended June 30, 2013 and 2012.  Net cash from operating activities was reduced for the comparative current period when the Company utilized available cash balances to fund the acquisition of additional quantities of crude oil supply.  As of June 30, 2013 and December 31, 2012, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $34,214,000 as of June 30, 2013, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $68,242,000 as of June 30, 2013.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.

Capital expenditures during the first six months of 2013 included $10,153,000 for marketing and transportation equipment additions and $6,145,000 in property additions associated with oil and gas exploration and production activities.  Over the course of the next six months, the Company anticipates expending approximately $3 million on oil and gas exploration projects and approximately $4 million for truck and trailer replacements and additions within the Company’s transportation and marketing fleets.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,186,000 as of June 30, 2013.  Prepayment amounts are recouped and advanced from day-to-day as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” serve to reduce accounts payable as of the balance sheet date.  The Company also requires certain counterparties to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments received from customers serve to reduce accounts receivable as of the balance sheet date.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Historically, the Company paid an annual dividend in the fourth quarter of each year.  In December 2012, the Company paid a dividend of $.62 per common share or $2,615,000 to its shareholders.  On June 17, 2013, the Company initiated a quarterly dividend of $.22 per common share or $928,000.   The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s ‟Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s ‟Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended June 30, 2013 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 8, 2013	By /s/Frank T. Webster
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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Six Months Ended June 30, 2013 and 2012, (ii) the Consolidated Balance Sheets – June 30, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows – Six Months Ended June 30, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.