Form 10-Q
period 2013-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2013-11-08
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013
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

Indicate by  check mark  whether the  registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of ‟large accelerated filer”, ‟accelerated filer” and ‟smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at November 5, 2013.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Marketing	$2,917,328	$2,442,884	$1,039,767	$774,732
Transportation	51,795	50,137	16,906	16,741
Oil and natural gas	11,022	11,467	4,097	4,052
	2,980,145	2,504,488	1,060,770	795,525
COSTS AND EXPENSES:
Marketing	2,876,266	2,407,607	1,026,558	759,669
Transportation	42,053	38,032	13,871	12,560
Oil and gas operations	4,659	5,670	1,698	1,948
Oil and gas property sale (gain)	-	(475)	-	(475)
General and administrative	7,504	7,300	2,535	2,603
Depreciation, depletion and amortization	16,294	14,639	5,373	5,450
	2,946,776	2,472,773	1,050,035	781,755

Operating earnings	33,369	31,715	10,735	13,770

Other income (expense):
Interest income	103	120	33	78
Interest expense	(24)	(4)	(1)	(1)

Earnings from continuing operations before income taxes	33,448	31,831	10,767	13,847

Income tax (provision)	(12,109)	(11,947)	(3,797)	(5,510)

Earnings from continuing operations	21,339	19,884	6,970	8,337

Earnings (loss) from discontinued operations net of tax
(provision) benefit of $(87), ($183), $(100) and $40,
Respectively	162	340	186	(74)

Net earnings	$21,501	$20,224	$7,156	$8,263

EARNINGS (LOSS) PER SHARE:
From continuing operations	5.06	$4.71	$1.65	$1.98
From discontinued operations	.04	.08	.05	(.02)
Basic and diluted net earnings per common share	$5.10	$4.79	$1.70	$1.96

DIVIDENDS PER COMMON SHARE	$.44	$-	$.22	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$52,044	$47,239
Accounts receivable, net of allowance for doubtful
accounts of $278 and $206, respectively	287,853	239,319
Inventory	24,095	28,222
Fair value contracts	555	418
Income tax receivable	1,866	1,199
Prepayments	8,584	8,092
Current assets of discontinued operations	-	67

Total current assets	374,997	324,556

Property and Equipment
Marketing	53,561	46,177
Transportation	59,240	59,101
Oil and gas (successful efforts method)	98,647	90,431
Other	1,305	1,406
	212,753	197,115

Less – Accumulated depreciation, depletion and amortization	(117,053)	(106,403)
	95,700	90,712
Other Assets:
Deferred income tax asset	142	34
Cash deposits and other	3,841	4,199
	$474,680	$419,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$286,517	$258,310
Accounts payable – related party	48	42
Fair value contracts	39	412
Accrued and other liabilities	12,053	7,078
Current deferred income taxes	503	240
Total current liabilities	299,160	266,082

Other Liabilities:
Asset retirement obligations	1,917	1,886
Deferred taxes and other liabilities	18,099	15,675
	319,176	283,643
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	143,389	123,743
Total shareholders’ equity	155,504	135,858
	$474,680	$419,501

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2013	2012
CASH PROVIDED BY OPERATIONS:
Net earnings	$21,501	$20,224
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	16,294	14,639
Property sale (gains)	(480)	(4,364)
Dry hole costs incurred	105	43
Impairment of oil and gas properties	414	878
Provision for doubtful accounts	72	(49)
Deferred income taxes	2,598	3,728
Net change in fair value contracts	(510)	2,555
Decrease (increase) in accounts receivable	(48,539)	34,740
Decrease (increase) in inventories	4,127	(7,516)
Decrease (increase) in income tax receivable	(667)	417
Decrease (increase) in prepayments	(492)	1,480
Increase (decrease) in accounts payable	28,493	(22,797)
Increase (decrease) in accrued liabilities	5,660	6,870
Other changes, net	549	394

Net cash provided by operating activities	29,125	51,242

INVESTING ACTIVITIES:
Property and equipment additions	(23,133)	(43,129)
Insurance and state collateral (deposits) refunds	(179)	268
Proceeds from property sales	847	3,061
Proceeds from the sale of discontinued operations	-	3,546

Net cash (used in) investing activities	(22,465)	(36,254)

FINANCING ACTIVITIES:
Dividend payments	(1,855)	-

Net cash (used in) financing activities	(1,855)	-

Increase (decrease) in cash and cash equivalents	4,805	14,988

Cash and cash equivalents at beginning of period	47,239	37,066

Cash and cash equivalents at end of period	$52,044	$52,054

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2013, its results of operations for the nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after September 30, 2013, has been evaluated through the date these financial statements were issued.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	September 30,	December 31,
	2013	2012

Cash collateral deposits for commodity purchases	$5,000	$5,000
Insurance premiums	2,753	1,872
Commodity imbalances and futures	11	353
Rents, license and other	820	867

	$8,584	$8,092

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

At various times during 2012, the Company sold certain used trucks and equipment from its transportation and marketing truck fleets and recorded pre-tax gains totaling $4,364,000.  Such sales were substantially reduced during 2013.

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2013, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the nine-month periods ended September 30, 2013 and 2012, there were $216,000 and $90,000, respectively, of impairment provisions on producing oil and gas properties.  Such impairment provisions were $74,000 and $19,000 for the three-month periods ended September 30, 2013.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as unobservable or Level 3 inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $198,000 and $788,000 were recorded for the nine-month periods ended September 30, 2013 and 2012, respectively.  Such impairment provisions were $98,000 and $230,000 for the three-month periods ended September 30, 2013.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	September 30,	December 31,
	2013	2012

South Texas Project acreage	$3,669	$3,263
West Texas Project acreage	129	180
Napoleonville, Louisiana acreage	162	323
Other acreage areas	398	329

Total Non-producing Leasehold Costs	$4,358	$4,095

The South Texas, West Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The ‟other acreage areas” category consists of smaller onshore interests dispersed over a wide geographical area.  Since the Company is generally not the operator of its oil and gas property interest, it does not maintain the underlying detail acreage data and the Company is dependent on the operator when determining which specific acreage will ultimately be drilled.  However, the capitalized cost detail on a property-by-property basis is reviewed by management, and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the ‟other acreage areas” was as follows (in thousands):

Leasehold
Costs
Balance December 31, 2012	$329
Property additions	267
Impairments	(198)

Balance September 30, 2013	$398

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

	September 30,	December 31,
	2013	2012
Insurance collateral deposits	$3,084	$3,413
State collateral deposits	166	170
Materials and supplies	591	616
	$3,841	$4,199

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying unaudited condensed consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $1,176,156,000 and $714,489,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil and natural gas purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within those operations and certain marketing and transportation equipment.  Stand-by letters of credit issued totaled $15.4 million and $21.9 million as of September 30, 2013 and December 31, 2012, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. and Adams Resources Marketing, Ltd. subsidiaries.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $24,000 and $4,000 during the nine-month periods ended September 30, 2013 and 2012, respectively, while taxes paid during these same periods totaled $9,863,000 and $6,636,000, respectively.  Non-cash investing activities for property and equipment were $1,454,000 and $2,419,000 as of September 30, 2013 and December 31, 2012, respectively and $2,962,000 and $4,070,000 as of September 30, 2012 and December 31, 2011, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period presented herein. The weighted average number of shares outstanding was 4,217,596 for 2013 and 2012.  There were no potentially dilutive securities during those periods.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans nor any other share-based payment arrangements.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2013 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$555	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	(39)	-
Less Counterparty Offsets	-	-	-	-

As Reported Fair Value Contracts	$555	$-	$(39)	$-

As of September 30, 2013, one 100,000 barrel crude oil commodity put option and one commodity purchase and sale contract comprised the Company’s derivative valuations.  The purchase and sale contract encompasses approximately 175 barrels of crude oil per day in each of October, November and December 2013 and January and February 2014, respectively.

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of September 30, 2013 and December 31, 2012, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013 and 2012 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues – marketing	$(105)	$(2,555)	$(103)	$(1,562)

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

Level 1 – quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  For Level 1 valuation of marketable securities, the Company utilizes market quotations provided by its primary financial institution and for the valuation of derivative financial instruments the Company utilizes the New York Mercantile Exchange (NYMEX) for such valuations.

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of September 30, 2013, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$555	$-	$-	$555
- Current liabilities	-	(39)	-	-	(39)
Net Value	$-	$516	$-	$-	$516

As of December 31, 2012, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$299	$389	$-	$(270)	$418
- Current liabilities	-	(682)	-	270	(412)
Net Value	$299	$(293)	$-	$-	$6

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2013 and December 31, 2012, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Recent Accounting Pronouncement

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11.  This update requires additional disclosures about an entity’s right of setoff and related arrangements associated with its financial and derivative instruments.  The ASU requires a tabular presentation that reflects the gross, net and setoff amounts associated with such assets and liabilities among other requirements.  The Company adopted ASU 2011-11 effective January 1, 2013 and the adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements, but additional disclosures regarding fair value measurements resulted.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil and natural gas marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Nine Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2013
Marketing
- Crude Oil	$2,915,056	$35,509	$5,517	$9,512
- Natural gas	2,272	(111)	147	-
Marketing Total	2,917,328	35,398	5,664	9,512
Transportation	51,795	4,479	5,263	3,162
Oil and gas	11,022	996	5,367	10,459
	$2,980,145	$40,873	$16,294	$23,133
Period Ended September 30, 2012
Marketing
- Crude Oil	$2,438,815	$29,880	$4,324	$9,079
- Natural gas	4,069	1,057	16	-
Marketing Total	2,442,884	30,937	4,340	9,079
Transportation	50,137	7,919	4,186	15,484
Oil and gas	11,467	159	6,113	18,566
	$2,504,488	$39,015	$14,639	$43,129

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2013
Marketing
- Crude Oil	$1,039,337	$11,394	$1,939	$932
- Natural gas	430	(124)	-	-
Marketing Total	1,039,767	11,270	1,939	932
Transportation	16,906	1,248	1,787	1,589
Oil and gas	4,097	752	1,647	4,314
	$1,060,770	$13,270	$5,373	$6,835
Period Ended September 30, 2012
Marketing
- Crude Oil	$773,611	$13,278	$1,596	$1,673
- Natural gas	1,121	174	15	-
Marketing Total	774,732	13,452	1,611	1,673
Transportation	16,741	2,607	1,574	4,740
Oil and gas	4,052	314	2,265	5,106
	$795,525	$16,373	$5,450	$11,519

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Segment operating earnings (loss)	$40,873	$39,015	$13,270	$16,373
- General and administrative	(7,504)	(7,300)	(2,535)	(2,603)
Operating earnings	33,369	31,715	10,735	13,770
- Interest income	103	120	33	78
- Interest expense	(24)	(4)	(1)	(1)
Earnings from continuing operations
before income taxes and
discontinued operations	$33,448	$31,831	$10,767	$13,847

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Marketing
- Crude oil	$329,893	$277,920
- Natural gas	8,496	11,764
Marketing Total	338,389	289,684
Transportation	37,019	38,940
Oil and gas	38,962	35,788
Other	60,310	55,089
	$474,680	$419,501

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 4 - Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board of the Company, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participate on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally result after the Company has first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions is greater than the amount management is comfortable putting at risk.  In such event, the Company first determines the percentage of the transaction it wants to obtain, which allows a related party to participate in the investment to the extent there is excess available.  In those instances where there was no excess availability there has been no related party participation.  Similarly, related parties are not required to participate, nor is the Company obligated to offer any such participation to a related or other party.  When such related party transactions occur, they are individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  For the first nine months of 2013 and 2012, the Company’s investment commitments totaled approximately $10.4 million and $18.3 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of September 30, 2013 and December 31, 2012, the Company owed a combined net total of $48,000 and $42,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $119,000 and $113,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the nine-month periods ended September 30, 2013 and 2012, the affiliated entities charged the Company $54,000 and $52,000, respectively, of expense reimbursement and the Company charged the affiliates $75,000 and $73,000, respectively, for such expense reimbursements.  In January 2012, the Company relocated its primary office lease space to a building operated by an affiliated entity.  Estimated annual rental expense, including pro rata building operating expense are $480,000 per year under a seven year lease term.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to such related party for the nine months ended September 30, 2013 and 2012 totaled $360,000 and $322,000, respectively.

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $966,000 and $1,545,000 as of September 30, 2013 and December 31, 2012, respectively.

Effective January 1, 2012, the Company began a self-insurance program for managing employee medical claims.  On a monthly basis, the Company establishes a liability for expected claims incurred.  As claims are paid, the liability is relieved.  As of September 30, 2013 and December 31, 2012, accrued medical claims totaled $973,000 and $506,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for the calendar year 2013.

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

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation and certain costs are as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Crude oil	$2,915,056	$2,438,815	$1,039,337	$773,611
Natural gas	2,272	4,069	430	1,121
Total	$2,917,328	$2,442,884	$1,039,767	$774,732

Operating Earnings
Crude oil	$35,509	$29,880	$11,394	$13,278
Natural gas	(111)	1,057	(124)	174
Total	$35,398	$30,937	$11,270	$13,452

Depreciation
Crude oil	$5,517	$4,324	$1,939	$1,596
Natural gas	147	16	-	15
Total	$5,664	$4,340	$1,939	$1,611

Crude oil operation
fleet fuel costs	$10,216	$8,295	$3,524	$2,824

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Field Level Purchase Volumes – Per day (1)
Crude oil – barrels	104,160	87,022	107,772	86,301
Natural gas – mmbtu’s	106,850	130,566	129,204	94,568

Average Purchase Price
Crude oil – per barrel	$101.94	$100.90	$104.76	$96.44
Natural Gas – per mmbtu’s	$3.61	$2.40	$3.60	$2.75

_____________________________
(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues increased during 2013 with increased volumes and prices as shown in the table above.  Volume increases resulted from new well production developed by the Company’s customer base primarily in the Eagle Ford shale trend of South Texas coupled with the establishment of a new area of operation in the Bakken field of North Dakota.

-	Crude Oil – Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first nine months of 2013, the net impact yielded inventory liquidation gains totaling $471,000 as prices increased from $95 per barrel in January 2013 to a composite average of $103 per barrel in September 2013 for all grades of crude oil held by the Company.  In contrast, crude oil prices were generally declining during the first portion of 2012 producing inventory valuation losses of $1,543,000 for the comparative period.  As of September 30, 2013, the Company held 234,209 barrels of crude oil inventory at a composite average price of $102.87 per barrel.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
As reported segment operating earnings
Add (less) -	$35,509	$29,880	$11,394	$13,278
Inventory valuation (gains) losses	(471)	1,543	(851)	(3,217)
Derivative valuation (gains) losses	73	3,278	72	1,509

Field level operating earnings(1)	$35,111	$34,701	$10,615	$11,570

____________________________________
(1)	Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative crude oil field level operating earnings increased in 2013 relative to 2012 with the noted volume additions.  However, unit margins narrowed during 2013 with higher fuel costs and additional industry infrastructure development stiffening competition.  The Company anticipates continued volume growth from South Texas and North Dakota sourced production as these regions continue to develop, although competition should narrow margins.

Historically, prices received for crude oil and natural gas have been volatile and unpredictable with price volatility expected to continue.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

-           Natural Gas

Following management’s decision to implement an orderly wind-down of its natural gas marketing business, the 2013 operating losses resulted from the accrual of approximately $537,000 in shut-down and severance expense of which $257,000 was recorded during the third quarter.  The shut-down process is expected to be completed in November 2013 and no material adverse effect is anticipated following this action.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Revenues	$51,795	$50,137	3.3%	$16,906	$16,741	1.0%

Operating earnings	$4,479	$7,919	(43.4)%	$1,248	$2,607	(52.1)%

Depreciation	$5,263	$4,186	25.7%	$1,787	$1,574	13.5%

Customer demand and revenues for the transportation segment were consistent and strong during the comparative periods.  However, the prior period benefitted from gains on the sale of used truck-tractors totaling $2,399,000 during the full period with gains totaling $1,070,000 occurring during the third quarter.  Such sales did not recur in 2013.  Additionally, 2013 sustained higher depreciation charges as new equipment was placed in service during 2012.  The transportation segment is currently benefiting from the present low price environment for natural gas because this commodity is a basic feed stock for the Company’s petrochemical industry customer base.  The petrochemical industry has been expanding capacity and the long-term prospect for demand for chemical hauling services remains positive.  Presently, the Company is operating below full capacity with the availability of qualified drivers the significant constraint.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,		Increase	September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Revenues	$11,022	$11,467	(3.9)%	$4,097	$4,052	1.1%

Operating earnings (loss)	$996	$(316)	415.1%	$752	$(161)	567.1%

Gains from property sales	$-	$475	N/C	$-	$475	N/C

Depreciation and depletion	$5,367	$6,113	(12.2)%	$1,647	$2,265	(27.3)%

Oil and gas segment revenues declined for the current nine month comparative period with reduced overall volumes.  However, revenues and operating earnings improved especially during the third quarter of 2013 on strengthened crude oil revenues as shown in the table below.

Production volumes and price information is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Crude Oil(1)
Volume – barrels	77,781	69,012	29,680	27,545
Average price per barrel	$78.65	$87.59	$88.65	$79.76

Natural gas
Volume – mcf	1,309,023	1,939,167	384,406	642,661
Average price per mcf	$3.75	$2.80	$3.81	$2.89

__________________________________
(1)	Crude oil volumes and prices included the value of associated natural gas liquids production.

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Dry hole expense	$105	$43	$-	$2
Prospect and property impairments	414	878	172	249
Seismic and geological	113	83	23	1
Total	$632	$1,004	$195	$252

During the first nine months of 2013, the Company participated in the drilling of 58 successful wells with two dry holes.  Additionally, the Company has an interest in 25 wells that were in process on September 30, 2013.  Evaluation on the in-process wells is anticipated during the fourth quarter of 2013.  Participation in the drilling of approximately 34 wells is planned for the remainder of 2013 on the Company’s prospect acreage in Texas, Kansas, Arkansas, Louisiana and Wyoming.

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

-           Outlook

Crude oil marketing operations anticipate steady volume growth but competition continues to narrow unit margins by as much as one-third.  Demand for transportation services remains strong but driver shortages and persistently high operating cost has dampened profitability within this segment.  From the oil and gas segment, growth in crude oil production volumes should lead to continued earnings improvement.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $29,125,000 and $51,242,000 for the respective nine-month periods ended September 30, 2013 and 2012.  During the comparative current period, net cash from operating activities was reduced relative to the prior period when the Company utilized available cash balances to fund the acquisition of additional quantities of crude oil supply.  As of September 30, 2013 and December 31, 2012, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $52,044,000 as of September 30, 2013, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $75,837,000 as of September 30, 2013.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.

Capital expenditures during the first nine months of 2013 included $12,674,000 for marketing and transportation equipment additions and $10,459,000 in property additions associated with oil and gas exploration and production activities.  Over the course of the next three months, the Company anticipates expending approximately $3 million on oil and gas exploration projects with no significant capital items planned for the marketing and transportation segments during the four quarter.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil and natural gas for the Company’s marketing operations.  Such prepayments totaled $5,000,000 as of September 30, 2013.  Prepayment amounts are recouped and advanced from day-to-day as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” serve to reduce accounts payable as of the balance sheet date.  The Company also requires certain counterparties to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments received from customers serve to reduce accounts receivable as of the balance sheet date.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Historically, the Company has paid an annual dividend in the fourth quarter of each year and a dividend of $.62 per common share or $2,615,000 was paid to shareholders in December 2012.  On June 17, 2013, the Company initiated a quarterly dividend of $.22 per common share or $928,000.  A quarterly dividend of $.22 per common share or $928,000 was also paid during the third quarter of 2013.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended September 30, 2013 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 8, 2013	By /s/Frank T. Webster
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

**      Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Nine Months Ended September 30, 2013 and 2012, (ii) the Consolidated Balance Sheets – September 30, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.