Form 10-K
period 2013-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2014-03-13
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2013
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7908
ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)
Delaware	74-1753147	17 South Briar Hollow Lane Suite 100	77027
		Houston, Texas
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 881-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	NYSE MKT

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ___NO      X__

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
YES ___NO      X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 28, 2013 was $144,823,864 based on the closing price of $68.89 per one share of common stock as reported on the NYSE MKT for such date.  A total of 4,217,596 shares of Common Stock were outstanding at March 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2014 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements –Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2013 contains certain forward-looking statements covered by the safe harbors provided under Federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed by the Company with the Securities and Exchange Commission (the ‟SEC”) from time to time and the important factors described under ‟Item 1A. Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Items 1 and 2.  BUSINESS AND PROPERTIES

Business Activities

Adams Resources & Energy, Inc. (‟ARE”), a Delaware corporation organized in 1973, and its subsidiaries (collectively, the ‟Company”), are engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals, and oil and gas exploration and production.    The Company’s headquarters are located in 23,450 square feet of office space located at 17 South Briar Hollow Lane Suite 100, Houston, Texas 77027 and the telephone number of that address is (713) 881-3600.  The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2013 are set forth in Note (8) to the Consolidated Financial Statements included elsewhere herein.

Marketing Segment Subsidiaries

Gulfmark Energy, Inc. (‟Gulfmark”), a subsidiary of ARE, purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan and North Dakota. Gulfmark operates 187 tractor-trailer rigs and maintains over 55 pipeline inventory locations or injection stations.  Gulfmark has the ability to barge oil from four oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 356,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for its products. During 2013, Gulfmark purchased approximately 106,000 barrels per day of crude oil at the wellhead or lease level. Gulfmark delivers physical supplies to refiner customers or enters into exchange transactions with third parties when the cost of the exchange is less than the alternate cost incurred in transporting or storing the crude oil.  During 2013, Gulfmark had sales to four customers that comprised 18.5 percent, 17.7 percent, 15.8 percent and 10.4 percent, respectively, of total Company wide revenues.  Management believes that a loss of any of these customers would not have a material adverse effect on the Company’s operations.  See also Note (3) of Notes to Consolidated Financial Statements.

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

Transportation Segment Subsidiary

Service Transport Company (‟STC”), a subsidiary of ARE, transports liquid chemicals on a ‟for hire” basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list.  Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the United States Department of Transportation (‟DOT”).   STC operates 299 truck tractors of which 13 are independent owner-operator units and owns 480 tank trailers.  In addition, STC operates truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 22 Company-owned acres in Houston, Texas.  This property includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system.  The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

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

Oil and Gas Segment Subsidiary

Adams Resources Exploration Corporation (‟AREC”), a subsidiary of ARE, is actively engaged in the exploration and development of domestic oil and natural gas properties primarily in Texas and the south central region of the United States. AREC’s offices are maintained in Houston and the Company holds an interest in 527 wells of which 36 are Company operated.

Producing Wells--The following table sets forth the Company’s gross and net productive wells as of December 31, 2013. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	209	6.80	179	14.06	388	20.86
Other	94	4.10	45	4.82	139	8.92
	303	10.90	224	18.88	527	29.78

Acreage--The following table sets forth the Company’s gross and net developed and undeveloped acreage as of December 31, 2013.  Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.  The Company’s developed acreage is held by current production while undeveloped acreage is held by oil and gas leases with various remaining terms, production from non-owned shallow wells, or other contractual provisions delaying termination of leasehold rights.   The Company’s ownership in undeveloped acreage is substantially all in the form of a non-operated minority interest.  As such, the Company relies on the third party operator to manage the lease holdings.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	162,432	11,543	173,737	16,076
Kansas	889	45	16,283	814
Other	5,943	872	7,451	1,644
	169,264	12,460	197,471	18,534

Drilling Activity--The following table sets forth the Company’s drilling activity for each of the three years ended December 31, 2013.  All drilling activity was onshore in Texas, Louisiana, Arkansas and Kansas.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	-	-	-	-	-	-
- Dry	3	.38	-	-	8	.87

Development wells drilled
- Productive	77	1.40	109	2.40	75	2.10
- Dry	-	-	-	-	3	.18
	80	1.78	109	2.40	86	3.15

Production and Reserve Information--The Company’s estimated net quantities of proved oil and natural gas reserves and the standardized measure of discounted future net cash flows, calculated at a 10% discount rate, for the three years ended December 31, 2013, are presented in the table below (in thousands):

	December 31,
	2013	2012	2011
Crude oil (thousands of barrels)	368	307	292
Natural gas (thousands of mcf)	6,286	8,837	9,661
Standardized measure of discounted future
net cash flows from oil and natural gas reserves	$17,836	$16,355	$20,931

The estimated value of oil and natural gas reserves and future net revenues from oil and natural gas reserves was made by the Company’s independent petroleum engineers.  The reserve value estimates provided at each of December 31, 2013, 2012 and 2011 are based on market prices of $94.99, $93.85 and $95.85 per barrel for crude oil and $4.69, $3.51 and $4.69 per mcf for natural gas, respectively.  Such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations.  The price reported in reserve disclosures for natural gas for 2013 and 2012 includes the value of associated natural gas liquids.

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

The Company’s net oil and natural gas production for the three years ended December 31, 2013 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2013	102,300	1,608,000
2012	98,100	2,608,000
2011	61,500	1,895,000

Certain financial information relating to the Company’s oil and natural gas division revenues and earnings is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Average oil and condensate
sales price per barrel	$79.15	$84.39	$93.23
Average natural gas
sales price per mcf	$3.75	$2.94	$4.39
Average production cost, per equivalent
barrel, charged to expense	$15.54	$13.14	$16.79

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state, and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.  The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business.  Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement actions which could materially and adversely affect the Company’s business.  The Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation. However, given the nature of the Company’s business, the Company is subject to environmental risks and the possibility remains that the Company’s ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private actions against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.  See “Item 1A. Risk Factors – Environmental liabilities and environmental regulations may have an adverse effect on the Company.”  At December 31, 2013, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2013, the Company employed 821 persons, 14 of whom were employed in the exploration and production of oil and gas, 365 in the marketing of crude oil, 424 in transportation operations, and 18 in administrative capacities.  None of the Company’s employees are represented by a union.  Management believes its employee relations are satisfactory.

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
17 South Briar Hollow Lane, Suite 100
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

The Company’s crude oil marketing operation purchases initial production of crude oil at the wellhead under contracts requiring the Company to accept the actual volume produced.  The resale of such production is generally under contracts requiring a fixed volume to be delivered.  The Company estimates its anticipated supply and matches such supply estimate for both volume and pricing formulas with committed sales volumes.   Since actual wellhead volumes produced will never equal anticipated supply, the Company’s marketing margins may be adversely impacted.  In many instances, any losses resulting from the difference between actual supply volumes compared to committed sales volumes must be absorbed by the Company.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

During 2013 and continuing in 2014, AREC has been noticed as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing of the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012, Edward Conner, et al v. Adams Resources Exploration Corporation dated October 2013 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.    While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend this item.  As of December 31, 2013, the Company has accrued $200,000 of future legal costs for these matters.

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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE MKT under the ticker symbol ‟AE”.  The following table sets forth the high and low sales prices of the common stock as reported by the NYSE MKT for each calendar quarter since January 1, 2012.

	American Stock Exchange
	High	Low
2013
First Quarter	$55.82	$33.75
Second Quarter	70.80	43.00
Third Quarter	71.77	54.86
Fourth Quarter	70.01	47.46

2012
First Quarter	$75.13	$29.20
Second Quarter	74.73	27.85
Third Quarter	47.33	30.00
Fourth Quarter	36.20	28.10

At February 14, 2014 there were approximately 217 shareholders of record of the Company’s common stock and the closing stock price was $67.10 per share.  The Company has no securities authorized for issuance under equity compensation plans.  The Company made no repurchases of its stock during 2013 and 2012.

On December 17, 2012, the Company paid an annual cash dividend of $.62 per common share to its common stockholders.  On each of June 17, 2013, September 17, 2013 and December 16, 2013 the Company paid quarterly cash dividend of $.22 per common share to common its stockholders.  Such dividends totaled $2,614,954 and $3,027,841 for 2012 and 2013, respectively.

Performance Graph

The performance graph shown below was prepared under the applicable rules of the SEC based on data supplied by Research Data Group.  The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time.  The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2008 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note:  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/08	12/09	12/10	12/11	12/12	12/13

Adams Resources & Energy, Inc.	100.00	132.70	149.73	183.26	224.99	444.24
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Integrated Oil & Gas	100.00	98.71	117.31	134.64	137.61	167.24

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Marketing	$3,863,057	$3,292,948	$2,961,176	$2,005,301	$1,770,600
Transportation	68,783	67,183	63,501	56,867	44,895
Oil and natural gas	14,129	15,954	14,060	11,021	8,650
	$3,945,969	$3,376,085	$3,038,737	$2,073,189	$1,824,145
Operating earnings (loss):
Marketing	$40,369	$46,145	$49,237	$13,530	$15,404
Transportation	5,180	10,253	8,521	6,623	2,128
Oil and gas operations	(2,113)	(5,835)	(16,797)	(1,801)	(3,791)
Oil and gas property sale	-	2,203	2,923	-	-
General and administrative	(9,060)	(8,810)	(8,678)	(7,858)	(8,260)
	34,376	43,956	35,206	10,494	5,481
Other income (expense):
Interest income	198	190	237	191	125
Interest expense	(24)	(10)	(8)	(36)	(25)
Earnings (loss) from continuing operations
before income taxes	34,550	44,136	35,435	10,649	5,581

Income tax (provision) benefit	(12,429)	(16,664)	(12,717)	(3,352)	(2,030)

Earnings (loss) from continuing
operations	22,121	27,472	22,718	7,297	3,551
Earnings (loss) from discontinued
operations, net of taxes	(511)	319	213	1,334	598

Net earnings (loss)	$21,610	$27,791	$22,931	$8,631	$4,149

Earnings (Loss) Per Share
From continuing operations	5.24	6.51	5.39	1.73	.84
From discontinued operations	(.12)	.08	(.05)	.32	.14

Basic and diluted earnings (loss) per share	$5.12	$6.59	$5.34	$2.05	$.98

Dividends per common share	$.66	$.62	$.57	$.54	$.50

Financial Position
Cash	$60,733	$47,239	$37,066	$29,032	$16,806
Net working capital	79,561	58,474	48,871	39,978	38,372
Total assets	448,082	419,501	378,840	301,305	249,401
Long-term debt	-	-	-	-	-
Shareholders’ equity	154,685	135,858	110,682	90,155	83,801
Dividends on common shares	2,783	2,615	2,404	2,277	2,109
________________________________
Notes:
-	In 2012 and 2011, certain oil and natural gas producing properties were sold for $3.6 million and $6.6 million producing net gains of $2.2 million and $2.9 million, respectively.
-
The 2013, 2012 and 2011 oil and gas operating losses include property impairments totaling $2.6 million, $4.7 million and $14.8 million, respectively, recorded following unfavorable drilling results in 2013 and declining natural gas prices in 2012 and 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Crude Oil

Crude oil marketing revenues, operating earnings, depreciation and certain costs are as follows (in thousands):

	2013	2012	2011

Revenues	$3,863,057	$3,292,948	$2,961,176

Operating earnings	$40,369	$46,145	$49,237

Depreciation	$7,682	$5,945	$3,724

Driver commissions	$19,478	$15,151	$12,284

Insurance	$7,659	$5,241	$4,262

Fuel	$13,808	$11,617	$9,982

Supplemental volume and price information:

	2013	2012	2011
Field Level Purchases per day (1)
Crude Oil – barrels	106,000	89,200	81,600

Average Purchase Price
Crude Oil – per barrel	$99.57	$99.66	$96.77

(1) Reflects the volume purchased from third parties at the field level of operations.

Crude oil revenues increased in 2013 relative to 2012 and in 2012 relative to 2011 consistent with increased field level purchase volumes as shown in the table above.  Volume increases resulted from new production established by the Company’s customer base in the Eagle Ford shale trend of South Texas beginning in 2011, coupled with a new area of operation established in the Bakken field of North Dakota during 2013.

-	Crude Oil – Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory liquidation and valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during 2013 and 2012, the net impact yielded inventory valuation losses totaling $3,824,000 and $1,596,000, respectively as compared to inventory liquidation gains totaling $3,021,000 for 2011.    As of December 31, 2013, the Company held 306,633 barrels of crude oil inventory at a composite average price of $90.06 per barrel.

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

	2013	2012	2011

As reported segment operating earnings	$40,369	$46,145	$49,237
Add (less) -
Inventory liquidation (gains) losses	3,824	1,596	(3,021)
Derivative valuation (gains) losses	193	2,001	149

Field level operating earnings(1)	$44,386	$49,742	$46,365

____________________________________
(1)	Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivering it to market at the sales point.  Comparative crude oil field level operating earnings decreased in 2013 relative to 2012 but increased in 2012 relative to 2011 with the noted volume additions and fluctuating unit margins for the comparative periods.  Unit margins initially began to widen during the third quarter of 2011 when South Texas sourced production started selling at a discount to world crude oil prices due to its relative abundance in relation to the infrastructure available to deliver such oil to market.  The initial burst in unit margins was most prevalent during the third quarter of 2011 with favorable unit margins continuing into 2012, and then diminishing in 2013 as competition and additional industry infrastructure development progressed in the region.  In addition, competitive pressure increased driver commission rates in 2013 and 2012 and a combination of higher mileage and deteriorating accident frequency increased insurance costs in 2013.  The Company anticipates continued volume growth from South Texas and North Dakota sourced production as these regions continue to develop, although competition should narrow margins.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See discussion under Item 1A Risk Factors.

-	Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2013		2012		2011
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$68,783	2%	$67,183	6%	$63,501	12%

Operating earnings	$5,180	(49)%	$10,253	20%	$8,521	29%

Depreciation	$7,099	20%	$5,921	51%	$3,912	(9)%

Driver commissions	$13,152	3%	$12,773	3%	$12,369	6%

Insurance	$5,937	20%	$4,933	2%	$4,814	6%

Fuel	$14,813	2%	$14,516	-	$14,519	35%

Maintenance Expense	$6,479	21%	$5,335	(8)%	$5,828	4%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

Revenues for the transportation segment were consistent and strong for the comparative periods due to consistent customer demand.  Operating earnings for 2012 and 2011 benefitted from gains totaling $2.6 million and $1.2 million, respectively, from the sale of used equipment following the purchase of new truck replacements.  Such sales did not recur in 2013 within the transportation segment.  Operating earnings for 2013 were adversely impacted by increased depreciation, insurance and maintenance costs.  As shown above, maintenance expense increased in 2013, in part due to increased environmental compliance costs.

The Company’s customers predominately consist of the domestic petrochemical industry and contributing to customer demand is low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals.  With demand strength, industry capacity has been strained allowing rate increases and an opportunity for increased profitability.  However, an industry wide shortage of qualified drivers has affected the Company by suppressing current year revenues and results of operations.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changing revenues.  As currently configured, operating earnings project at break-even levels when annual revenues average approximately $54 million.  Above that level, operating earnings will grow and below that level, losses result.

Transportation segment depreciation increased for 2013 and 2012 as older fully depreciated tractor units were replaced with new model year vehicles.  During 2013, the Company purchased 35 new trailers with 17 serving as replacements.  During 2012, the Company replaced 125 truck-tractors and one trailer.  During 2011 the Company replaced 115 older model truck-tractor units and added 10 new units to the fleet.  In addition, 25 trailers were added to the fleet during 2011.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas production volumes and prices.  Comparative amounts for revenues, operating earnings and depreciation and depletion were as follows (in thousands):
	2013		2012		2011
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)
Revenues	$14,129	(11)%	$15,954	13%	$14,060	28%

Operating earnings (loss)(2)	(2,113)	42%	(3,632)	(74)%	(13,874)	689%

Depreciation and depletion	7,494	(15)%	8,848	7%	8,249	77%

Producing property impairments	1,373	(71)%	4,699	(34)%	7,105	651%
______________
(1)	Represents the percentage increase (decrease) from the prior year.
(2)	Includes gains from property sales of $2.2 million and $2.9 million in 2012 and 2011, respectively.

As shown in the table below, improving crude oil production volumes served to boost oil and gas segment revenues, with a partial offset occurring during 2013 as natural gas volumes declined.  Such volume changes resulting from the interplay of recent drilling efforts and normal production declines as low prices curtailed natural gas drilling.  Operating losses resulted in 2013, 2012 and 2011 following producing property impairments as well as increased prospect impairment expense as shown in the second table below.  Property impairments resulted in 2013 following adverse drilling results while 2012 and 2011 impairments followed declines in the then current and forward price for natural gas.

Comparative volumes and prices were as follows:

	2013		2012		2011

Production Volumes
- Crude oil	102,300	Bbls	98,100	Bbls	61,500	Bbls
- Natural gas	1,608,000	Mcf	2,608,000	Mcf	1,895,000	Mcf

Average Price
- Crude oil(1)	$79.15	Bbls	$84.39	Bbls	$93.23	Bbls
- Natural gas	$3.75	Mcf	$2.94	Mcf	$4.39	Mcf
___________________________

(1)	Crude oil prices and volumes include the sale of associated natural gas liquids production.

Comparative exploration and prospect impairment costs were as follows (in thousands):

	2013	2012	2011
Dry hole expense	$233	$43	$1,212
Prospect impairment	1,257	856	7,644
Seismic and geological	129	252	310

Total	$1,619	$1,151	$9,166

During 2013, the Company participated in the drilling of 80 wells with three dry holes. Additionally, the Company had 34 wells in process on December 31, 2013 with ultimate evaluation anticipated during 2014.  Converting natural gas volumes to equate with crude oil volumes at a ratio of six to one, production volumes and proved reserve changes summarize as follows, on an equivalent barrel (Eq. Bbls) basis:

	2013	2012	2011
	(Eq. Bbls.)	(Eq. Bbls.)	(Eq. Bbls.)

Proved reserves – beginning of year	1,779,000	1,907,000	1,566,000
Estimated reserve additions	267,000	537,000	1,209,000
Production volumes	(370,000)	(533,000)	(377,000)
Producing properties sold	(5,000)	(71,000)	(385,000)
Revisions of previous estimates	(255,000)	(61,000)	(106,000)

Proved reserves - end of year	1,416,000	1,779,000	1,907,000

For 2013 and for the three year period ended December 31, 2013, estimated reserve additions represented 157 percent and 72 percent, respectively, of production volumes.  Such reserve additions resulted from active drilling efforts during the periods presented.

Given the present low natural gas price environment, exploration and development activity during 2014 will be substantially reduced.  The Company’s current drilling and exploration efforts are primarily focused as follows:

West Texas Project

In 2008 the Company acquired an approximate 7.5% working interest in 49,015 gross acres located in Irion and Crockett Counties, Texas for the purpose of developing the Wolfcamp Shale.  A total of 190 wells have been drilled through December 31, 2013 with 177 wells on production and 13 wells being completed.  Drilling is expected to continue in 2014 with 31 wells scheduled for drilling.  Production from the Wolfcamp area is oil-rich with large amounts of gas and natural gas liquids.

South Texas Project

This investment’s goal is to extend the productive area of the Eagle Ford trend north in Fayette and Lavaca Counties, Texas.  Two wells have been drilled on this acreage indicating the project is on the gas-condensate window, but substantial Eagle Ford production has yet to be established.  Evaluation of this project continues and the Company holds a five percent working interest in this project which includes approximately 46,800 acres currently under lease.

Kansas

The Company presently holds a 6.8% interest in 30,000 acres in Pratt County, Kansas with the objective of further developing the Mississippi Lime trend.  One successful well has been completed on this acreage with a second well currently in process.  If warranted by results, approximately 10 additional horizontal well sites can be developed on this acreage.

In addition to current active drilling efforts, the Company maintains a fractional interest in approximately 142,163 acres in the East Texas – Haynesville trend.  The Haynesville program is a natural gas development play with the Company’s interest currently held by production and to date, the Company has participated in 93 wells on this acreage.  Further development of this property is contingent on increased natural gas prices.

-	Oil and gas property sales

In 2012, the Company sold, to third parties, its interest in two separate oil and gas producing properties.  One of the properties was located on-shore Texas with the second property located in Federal waters offshore Louisiana.  Proceeds from these two sales totaled $3,049,000 and the Company recorded a $1,728,000 pre-tax gain.  Since both properties had depleted substantially from their initial productive period, the sales were consummated before the properties lost further value.  Additionally in 2012, the Company sold to a third party fifty percent of its interest in certain Kansas oil and gas properties with the sale consummated to spur further development on the properties.  Total proceeds were $578,000 and the Company recorded a $475,000 pre-tax gain on sale.  The Company continues to participate in the development of these Kansas properties.

In 2011, the Company completed the sale of its interest in certain producing oil and gas properties located in the on-shore Gulf Coast region of Texas.  Proceeds from the sale totaled $6.2 million and the pre-tax gain from this transaction totaled $2,708,000.  Sales negotiations were conducted by the third party operator of the properties and the Company elected to participate in the sale due to attractive pricing.  Also during 2011, the Company sold a portion of its interest in certain non-producing oil and gas properties located in West Texas.  Total proceeds from the sale were $329,000 and the Company recorded a $125,000 gain from this transaction.    Further in 2011, the Company sold an interest in certain non-producing properties for $90,000 in proceeds and gain.

-	General and administrative expense, interest income and income tax

General and administrative expenses were generally consistent during the periods presented with elevated costs in 2013, 2012 and 2011 due to employee bonuses, consistent with increased corporate earnings.  The provision for income taxes is based on Federal and State tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Discontinued operations

Effective October 31, 2013 and due to inadequate earnings, the Company completed an orderly wind-down and closure of its natural gas marketing segment.  The Company incurred employee severance and other shut-down costs totaling $416,000 as a result of this event.  All obligations were satisfied and no further matters are anticipated.  During the first quarter of 2012, the Company sold contracts, inventory and certain equipment associated with its former refined products marketing segment and discontinued that operation.  The pre-tax gain from this sale, net of first quarter 2012 operating expenses and wind-down cost totaled $808,000.  See also Note 9 – Discontinued Operations to Unaudited Condensed Consolidated Financial Statements.

-	Outlook

Crude oil marketing operations anticipate steady volume growth but competition continues to narrow unit margins by as much as one-third and an operating earnings decline is anticipated for 2014.  Demand for transportation services remains strong but driver shortages and persistently high operating cost has dampened profitability within this segment.  For the oil and gas segment, growth in production volumes should lead to continued earnings improvement especially if 2014 price increases in natural gas prices are sustained.

The Company has the following major objectives for 2014:

-	Manage declining marketing margins to maintain operating earnings at the $30 million level exclusive of inventory valuation gains or losses.

-	Maintain transportation operating earnings at the $5 million level.

-	Grow oil and gas operating earnings to the $2 million level.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided from operating activities, which was $43,976,000, $54,494,000 and $55,815,000 for each of 2013, 2012 and 2011, respectively.  As of December 31, 2013 and 2012, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $60,733,000 as of December 31, 2013, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $79,561,000 as of December 31, 2013.  The Company relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.

Capital expenditures during 2013 included $14,508,000 for marketing and transportation equipment additions, primarily consisting of truck-tractors, and $13,094,000 in property additions associated with oil and gas exploration and production activities.  For 2014, the Company anticipates expending an additional approximately $10 million on oil and gas development and exploration projects.  In addition, approximately $3 million will be expended during 2014 primarily for the purchase of 30 trailers for the transportation segment and approximately $15 million will be expended by the crude oil marketing operation for the purchase of 42 truck-tractors, 51 trailers and the construction of a barge loading facility.  The truck-tractors will serve to replace older units and to increase the marketing fleet by 32 units.  Funding for these 2014 projects will be from operating cash flow and available working capital.  Within certain constraints, the proposed projects can be delayed or cancelled should funding become unavailable.

At various times during each month, the Company makes cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within the marketing operations.  Crude oil supply prepayments totaled $13,705,000 as of December 31, 2013 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” serve to reduce accounts payable as of the balance sheet date.  The Company also requires certain counterparties to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments received from customers serve to reduce accounts receivable as of the balance sheet date.  Such cash collateral held by the Company totaled $6,938,000 as of December 31, 2013.  The Company also maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit to suppliers of crude oil (see Note (1) to Consolidated Financial Statements).  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil supply.  As of December 31, 2013, letters of credit outstanding totaled $14.6 million.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its marketing, transportation and exploration businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for an approximate $9.5 million commitment for storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Historically, the Company paid an annual dividend in the fourth quarter of each year, and the Company paid a $.62 per common share dividend or $2,615,000 to shareholders of record as of December 3, 2012.  On June 17, 2013, the Company initiated a quarterly dividend of $.22 per common share or $928,000.  A quarterly dividend of $.22 per common share or $928,000 was also paid during both the third and fourth quarters of 2013.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see Item 1A. Risk Factors in this annual report on Form 10-K).

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements with independent truck owner-operators for use of their equipment and driver services on a month-to-month basis.  In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  Such contracts require certain minimum monthly payments for the term of the contracts.   All operating lease commitments qualify for off-balance sheet treatment.  Rental expense for the years ended December 31, 2013, 2012, and 2011 was $8,281,000, $8,110,000 and $7,621,000, respectively.  As of December 31, 2013, rental commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years are payable as follows:  2014 - $3,138,000; 2015 - $1,931,000; 2016 - $1,910,000; 2017 - $1,690,000; 2018 – $804,000 and $40,000 thereafter.

Contractual Cash Obligations

The Company has no capital lease obligations.  The Company has entered into certain operating lease arrangements and terminal access agreements for tankage, truck-tractors, trailers and office space.    A summary of the lease payment periods for contractual cash obligations is as follows (in thousands):

2014	2015	2016	2017	2018	Thereafter	Total

$3,138	$1,931	$1,910	$1,690	$804	$40	$9,513

In addition to its lease obligations, the Company is also committed to purchase certain quantities of crude oil in connection with its marketing activities.  Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations.  Approximate commodity purchase obligations as of December 31, 2013 are as follows (in thousands):

January	Remaining
2014	2014	2015	2016	Thereafter	Total
$421,408	$25	$-	$-	$-	$421,433

Insurance

From time to time, the marketplace for all forms of insurance enters into periods of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable.  The Company’s primary insurance needs are workers’ compensation, automobile and umbrella coverage for its trucking fleet and medical insurance for employees.  During each of 2013, 2012 and 2011, insurance costs totaled $14.9 million, $11.5 million and $10.1 million, respectively with 2013 costs elevated due to adverse claims experience.  Insurance cost may experience rate increases during 2014 subject to market conditions and claims experience.  Since the Company is generally unable to pass on such cost increases, any increase will need to be absorbed by existing operations.

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

Critical Accounting Policies and Use of Estimates

Fair Value Accounting

The Company enters into certain forward commodity contracts that are required to be recorded at fair value and such contracts are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during 2013, 2012 and 2011.

The Company utilizes a market approach to valuing its commodity contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts that typically have durations of less than 18 months.  As of December 31, 2013, all of the Company’s market value measurements were based on either quoted prices in active markets (Level 1 inputs) or from inputs based on observable market data (Level 2 inputs). See discussion under ‟Fair Value Measurements” in Note 1 to the Consolidated Financial Statements.

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

Contingencies

During 2013 and continuing in 2014, AREC was noticed as a defendant in a number of Louisiana based lawsuits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging oil and gas production subsidence contributing to the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2013, the Company has accrued $200,000 of future legal costs for these matters.

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

Revenue Recognition

The Company’s crude oil marketing customers are invoiced daily or monthly based on contractually agreed upon terms.  Revenue is recognized in the month in which the physical product is delivered to the customer.  Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its commodity activities. See discussion under Revenue Recognition policy in Note (1) to the Consolidated Financial Statements.

Transportation segment customers are invoiced, and the related revenue is recognized as the service is provided.  Oil and natural gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and natural gas passes to the purchaser.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (‟FASB”) issued ASU 2011-11.  This update requires additional disclosures about an entity’s right of setoff and related arrangements associated with its financial and derivative instruments.  The ASU requires a tabular presentation that reflects the gross, net and setoff amounts associated with such assets and liabilities among other requirements.  The Company adopted ASU 2011-11 effective January 1, 2013 and the adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements, but additional disclosures regarding fair value measurements resulted.

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

Interest Rate Risk

The Company had no long-term debt outstanding at December 31, 2013 and 2012.  A hypothetical ten percent adverse change in the floating rate would not have a material effect on the Company’s results of operations for the fiscal year ended December 31, 2013.

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

Historically, prices received for oil and natural gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2012 through December 31, 2013, the Company’s crude oil monthly average wholesale purchase costs ranged from an average low of $86.05 per barrel to a monthly average high of $113.10 per barrel during the same period. A hypothetical ten percent adverse change in average hydrocarbon prices, assuming no changes in volume levels, would have reduced earnings by approximately $4,173,000 and $3,937,000 for the comparative years ended December 31, 2013 and 2012, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	29

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2013 and 2012	30

Consolidated Statements of Operations for the Years Ended
December 31, 2013, 2012 and 2011	31

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2013, 2012 and 2011	32

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2013, 2012 and 2011	33

Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas
March 13, 2014

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31,
ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$60,733	$47,239
Accounts receivable, net of allowance for doubtful accounts of
$252 and $206, respectively	243,930	228,415
Inventories	27,616	28,222
Fair value contracts	395	84
Income tax receivable	2,097	1,199
Prepayments	16,779	7,712
Current assets of discontinued operations	180	11,685

Total current assets	351,730	324,556

PROPERTY AND EQUIPMENT:
Marketing	52,996	46,177
Transportation	59,185	59,101
Oil and gas (successful efforts method)	98,947	90,431
Other	1,305	1,406
	212,433	197,115

Less – Accumulated depreciation, depletion and amortization	(120,568)	(106,403)
	91,865	90,712
OTHER ASSETS:
Deferred income tax asset	-	34
Cash deposits and other	4,487	4,199
	$448,082	$419,501
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$266,099	$249,214
Accounts payable – related party	38	42
Fair value contracts	-	111
Accrued and other liabilities	5,583	6,959
Current deferred income taxes	358	240
Current liabilities of discontinued operations	91	9,516
Total current liabilities	272,169	266,082

LONG-TERM DEBT	-	-

OTHER LIABILITIES:
Asset retirement obligations	2,564	1,886
Deferred taxes and other liabilities	18,664	15,675
	293,397	283,643
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	142,570	123,743
Total shareholders’ equity	154,685	135,858
	$448,082	$419,501

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
REVENUES:
Marketing	$3,863,057	$3,292,948	$2,961,176
Transportation	68,783	67,183	63,501
Oil and natural gas	14,129	15,954	14,060
	3,945,969	3,376,085	3,038,737
COSTS AND EXPENSES:
Marketing	3,815,006	3,240,858	2,908,215
Transportation	56,504	51,009	51,068
Oil and natural gas operations	8,748	12,941	22,608
Oil and natural gas property sale (gain)	-	(2,203)	(2,923)
General and administrative	9,060	8,810	8,678
Depreciation, depletion and amortization	22,275	20,714	15,885
	3,911,593	3,332,129	3,003,531

Operating Earnings	34,376	43,956	35,206

Other Income (Expense):
Interest income	198	190	237
Interest expense	(24)	(10)	(8)

Earnings from continuing operations before income taxes	34,550	44,136	35,435

Income Tax (Provision) Benefit:
Current	(9,269)	(11,286)	(5,133)
Deferred	(3,160)	(5,378)	(7,584)
	(12,429)	(16,664)	(12,717)
Earnings from continuing operations	22,121	27,472	22,718
Earnings (loss) from discontinued operations net of tax
(provision) benefit of $275, $(172) and $(114) respectively	(511)	319	213

Net Earnings	$21,610	$27,791	$22,931

EARNINGS PER SHARE:
From continuing operations	5.24	6.51	5.39
From discontinued operations	(.12)	.08	.05
Basic and diluted net earnings per share	$5.12	$6.59	$5.44

Dividends declared per common share	$.66	$.62	$.57

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2011	$422	$11,693	$78,040	$90,155
Net earnings	-	-	22,931	22,931
Dividends paid on common stock	-	-	(2,404)	(2,404)
BALANCE, December 31, 2011	$422	$11,693	$98,567	$110,682
Net earnings	-	-	27,791	27,791
Dividends paid on common stock	-	-	(2,615)	(2,615)
BALANCE, December 31, 2012	$422	$11,693	123,743	135,858
Net earnings	-	-	21,610	21,610
Dividends paid on common stock	-	-	(2,783)	(2,783)
BALANCE, December 31, 2013	$422	$11,693	$142,570	$154,685

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
CASH PROVIDED BY OPERATIONS:
Net earnings	$21,610	$27,791	$22,931
Adjustments to reconcile net earnings to net cash
from operating activities-
Depreciation, depletion and amortization	22,275	20,714	16,260
Property sale (gains)	(683)	(6,298)	(4,394)
Dry hole costs incurred	233	43	1,212
Impairment of oil and natural gas properties	2,630	5,555	14,749
Provision for doubtful accounts	46	(51)	1,141
Deferred income taxes	3,161	5,378	7,308
Net change in fair value contracts	(389)	1,377	(97)
Decrease (increase) in accounts receivable	(4,770)	(4,820)	(45,487)
Decrease (increase) in inventories	606	(9,579)	(5,598)
Decrease (increase) in income tax receivable	(898)	(719)	1,836
Decrease (increase) in prepayments	(8,687)	2,559	(2,547)
Increase (decrease) in accounts payable	7,809	10,474	47,662
Increase (decrease) in accrued and other liabilities	(516)	1,227	1,378
Other changes, net	1,549	843	(539)
Net cash provided by operating activities	43,976	54,494	55,815

INVESTING ACTIVITIES:
Property and equipment additions	(27,602)	(51,012)	(53,276)
Insurance and state collateral (deposits) refunds	(1,179)	(582)	(495)
Proceeds from property sales	1,082	6,342	8,394
Proceeds from the sale of discontinued operations	-	3,546	-
Redemption of short-term investments	-	-	11,098
Investment in short-term investments	-	-	(11,098)
Net cash (used in) investing activities	(27,699)	(41,706)	(45,377)

FINANCING ACTIVITIES:
Dividend payments	(2,783)	(2,615)	(2,404)
Net cash (used in) financing activities	(2,783)	(2,615)	(2,404)

Increase (decrease) in cash and cash equivalents	13,494	10,173	8,034

Cash and cash equivalents at beginning of year	47,239	37,066	29,032

Cash and cash equivalents at end of year	$60,733	$47,239	$37,066

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation (‟ARE”) together with its wholly owned subsidiaries (the ‟Company”) after elimination of all  intercompany accounts and transactions.  The impact on the accompanying financial statements of events occurring after December 31, 2013 were evaluated through the date of issuance of these financial statements.

Nature of Operations

The Company is engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.

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

Allowance for Doubtful Accounts

Accounts receivable result from sales of crude oil, natural gas and trucking services.  Marketing business wholesale level sales of crude oil comprise in excess of 90 percent of accounts receivable and under industry practices, such items are ‟settled” and paid in cash within 20 days of the month following the transaction date.  For such receivables, an allowance for doubtful accounts is determined based on specific account identification.  The balance of accounts receivable results primarily from sales of trucking services.  For this component of receivables, the allowance for doubtful accounts is determined based on a review of specific accounts combined with a review of the general status of the aging of all accounts.

Inventories

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of the Company’s crude oil marketing operations.  Crude oil inventory is carried at the lower of average cost or market.

Prepayments

The components of prepayments and other are as follows (in thousands):

	December 31,
	2013	2012
Cash collateral deposits for commodity purchases	$13,705	$5,000
Insurance premiums	2,490	1,872
Rents, license and other	584	840
	$16,779	$7,712

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of December 31, 2013, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the years ended December 31, 2013, 2012 and 2011, there were $1,373,000, $4,699,000 and $7,105,000 respectively, of impairment provisions on producing oil and gas properties.

Fair value measurements for producing oil and gas properties that were subject to fair value impairment for the years ended December 31, 2013 and 2012 summarized as follows (in thousands):

	Producing Properties Subject to Fair Value Impairment
	2013	2012
Net book value at January 1	$13,180	$11,073
Property additions	5,661	13,083
Depletion taken	(3,727)	(6,371)
Impairment valuation loss	(1,373)	(4,699)
Net book at December 31	$13,741	$13,086

Fair value measurements for producing oil and gas properties are based on Level 3 – Significant Unobservable Inputs – (see “Fair Value Measurements” below).

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as ‟unobservable or Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings.  Accordingly, impairment provisions on non-producing properties totaling $1,257,000, $856,000 and $7,644,000 were recorded for the years ending December 31, 2013, 2012 and 2011, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately five percent of total oil and gas property costs and are categorized as follows (in thousands):

	December 31,	December 31,
	2013	2012

South Texas Project acreage	$4,217	$3,263
West Texas Project	116	180
Napoleonville Louisiana acreage	162	323
Other acreage areas	411	329

Total Non-producing Leasehold Costs	$4,906	$4,095

The South Texas, West Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The ‟Other Acreage Areas” category consists of smaller onshore interests dispersed over a wide geographical area.  Since the Company is generally not the operator of its oil and gas property interests, it does not maintain underlying detail acreage data and is dependent on the operator when determining which specific acreage will ultimately be drilled.  However, the capitalized cost detail on a property-by-property basis is reviewed by management and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the ‟Other Acreage Areas” was as follows (in thousands):

	Leasehold Costs
	2013	2012
Net book value January 1	$329	$475
Property additions	304	810
Property sale	-	(100)
Impairments	(222)	(856)

Net book value December 31	$411	$329

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

During 2013, 2012 and 2011, the Company sold certain used trucks and equipment from its marketing and transportation segments and recorded pre-tax gains totaling $372,000, $2,482,000 and $1,246,000, respectively.

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
	December 31,
	2013	2012
Insurance collateral deposits	$3,718	$3,413
State collateral deposits	160	170
Materials and supplies	609	616
	$4,487	$4,199

Revenue Recognition

Commodity purchase and sale contracts utilized by the Company’s marketing business generally qualify as derivative instruments with certain specifically identified crude oil  contracts designated as trading activities.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying consolidated financial statements.

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $1,602,626,000, $1,381,352,000 and $1,812,561,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Transportation segment customers are invoiced, and the related revenue is recognized, as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within the segment and certain marketing and transportation equipment.  Stand-by letters of credit issued totaled $14.6 million and $21.9 million as of December 31, 2013 and 2012, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. subsidiary.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $24,000, $10,000 and $8,000 during the years ended December 31, 2013, 2012 and 2011, respectively.  Income taxes paid during these same periods totaled $9,949,000, $12,650,000, and $5,597,000, respectively.  In addition, State and Federal income tax refunds totaled $4,000, $10,000 and $2,743,000 in 2013, 2012 and 2011, respectively.  Non-cash investing activities for property and equipment items included in accounts payable as of period end were $1,507,000, $2,419,000 and $4,070,000 as of December 31, 2013, 2012 and 2011, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2013, 2012 and 2011.  There were no potentially dilutive securities during those periods.

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

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil.  The Company seeks to make a profit by procuring this commodity as it is produced and then delivering the material to end users or the intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  Certain of these  contracts meet the definition of a derivative instrument and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption ‟Fair Value Measurements”.

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2013 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$449	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	54	-
Less Counterparty Offsets	(54)	-	(54)	-
As Reported Fair Value Contracts	$395	$-	$-	$-

As of December 31, 2013, one 100,000 barrel crude oil commodity put option and one commodity purchase and sale contract comprised the Company’s derivative valuations.  The purchase and sale contract encompasses approximately 175 barrels of crude oil per day in each of January and February 2014.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Balance Sheet as of December 31, 2012 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$354	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	381	-
Less Counterparty Offsets	(270)	-	(270)	-
As Reported Fair Value Contracts	$84	$-	$111	$-

As of December 31, 2012, three commodity purchase and sales contracts comprised substantially all of the Company’s derivative valuations.  Such contracts encompassed the purchase and sale of approximately 900 barrels of crude oil per day in January 2013 and continuing at 200 barrels per day through June 2013.

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of December 31, 2013 and 2012, the Company was not holding nor had it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Gain (Loss)
Location	2013	2012	2011
Revenues – marketing	$(193)	$(1,365)	$119

 Fair Value Measurements

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.  Marketable securities are recorded at fair value based on market quotations from actively traded liquid markets.

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

Level 2 – (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical assets or liabilities but in markets that are not actively traded or in which little information is released to the public, (c) observable inputs other than quoted prices, and (d) inputs derived from observable market data.  Source data for Level 2 inputs include information provided by the NYMEX, published price data and indices, third party price survey data and broker provided forward price statistics.

Level 3 – Unobservable market data inputs for assets or liabilities.

As of December 31, 2013, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):
	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$449	$-	$(54)	$395
- Current liabilities	-	(54)	-	54	-
Net Value	$-	$395	$-	$-	$395

As of December 31, 2012, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$354	$-	$(270)	$84
- Current liabilities	-	(381)	-	270	(111)
Net Value	$-	$(27)	$-	$-	$(27)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of December 31, 2013 and 2012, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, fair value assets and liabilities are included in their entirety in the fair value hierarchy.

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2013 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1,	$-	$(27)	$(27)
- Net realized (gains) losses	-	27	27
- Option deposit	-	615	615
- Net unrealized gains (losses)	-	(220)	(220)
Net Fair Value December 31,	$-	$395	$395

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2012 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1,	$-	$1,338	$1,338
- Net realized (gains) losses	-	(1,338)	(1,338)
- Net unrealized gains (losses)	-	(27)	(27)
Net Fair Value December 31,	$-	$(27)	$(27)

Asset Retirement Obligations

The Company records a liability for the estimated retirement costs associated with certain tangible long-lived assets.  The estimated fair value of asset retirement obligations are recorded in the period in which they are incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the asset or the units of production associated with the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  A summary of the Company’s asset retirement obligations is presented as follows (in thousands):

	2013	2012
Balance on January 1,	$1,886	$1,568
-Liabilities incurred	431	358
-Accretion of discount	85	63
-Liabilities settled	(138)	(103)
-Revisions to estimates	300	-
Balance on December 31,	$2,564	$1,886

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations.  Such cash deposits are included in other assets in the accompanying consolidated balance sheet.

Recent Accounts Pronouncement

In December 2011, the Financial Accounting Standards Board (‟FASB”) issued ASU 2011-11.  This update requires additional disclosures about an entity’s right of setoff and related arrangements associated with its financial and derivative instruments.  The ASU requires a tabular presentation that reflects the gross, net and setoff amounts associated with such assets and liabilities among other requirements.  The Company adopted ASU 2011-11 effective January 1, 2013 and the adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements, but additional disclosures regarding fair value measurements resulted.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(2)  Income Taxes

The following table shows the components of the Company’s income tax (provision) benefit (in thousands):
	Years ended December 31,
	2013	2012	2011
Current:
Federal	$(8,102)	$(10,282)	$(4,336)
State	(892)	(1,176)	(1,187)
	(8,994)	(11,458)	(5,523)
Deferred:
Federal	(2,682)	(4,940)	(7,407)
State	(478)	(438)	99
	(3,160)	(5,378)	(7,308)

	$(12,154)	$(16,836)	$(12,831)

The following table summarizes the components of the income tax (provision) benefit (in thousands):

	Years ended December 31,
	2013	2012	2011
From continuing operations	$(12,429)	$(16,664)	$(12,717)
From discontinued operations	275	(172)	(114)
	$(12,154)	$(16,836)	$(12,831)

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax (provision) as follows (in thousands):
	Years ended December 31,
	2013	2012	2011
Statutory federal income tax (provision) benefit	$(11,819)	$(15,619)	$(12,517)
State income tax (provision) benefit	(891)	(1,049)	(707)
Federal statutory depletion	522	36	393
Other	34	(204)	-
	$(12,154)	$(16,836)	$(12,831)

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in such items.  The components of the federal deferred tax asset (liability) are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Current deferred tax asset (liability)
Allowance for doubtful accounts	$424	$581
Prepaid and other insurance	(855)	(815)
Fair value contracts	73	(6)
Net current deferred liability	(358)	(240)

Long-term deferred tax asset (liability)
Property	(18,964)	(15,957)
Uniform capitalization	613	552
Other	(283)	(221)
Net long-term deferred tax liability	(18,634)	(15,626)
Net deferred tax liability	$(18,992)	$(15,866)

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

The earliest tax years remaining open for audit for Federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2010
Texas	2009
Louisiana	2010
Michigan	2010

(3)  Concentration of Credit Risk

Credit risk represents the amount of loss the Company would absorb if its customers failed to perform pursuant to contractual terms.  Management of credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer’s sensitivity to economic developments.  The Company has established various procedures to manage credit exposure, including initial credit approval, credit limits, and rights of offset.  Letters of credit and guarantees are also utilized to limit credit risk. Accounts receivable associated with crude oil  marketing activities comprise approximately 90 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 20 days of the end of the month following a transaction.  The Company’s customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.

The Company’s largest customers consist of large multinational integrated oil companies and independent domestic refiners of crude oil.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users.  Within this group of customers, the Company generally derives approximately 50 percent of its revenues from three to four large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U. S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

The Company had revenues from four customers in 2013 that comprised 18.5 percent, 17.7 percent, 15.8 percent and 10.4 percent of total revenues, respectively.  During 2012, three customers comprised 20.2 percent, 17.9 percent and 16.8 percent of total revenues.  During 2011, four customers comprised 18.2 percent, 15.4 percent, 13.4 percent and 11.3 percent of total revenues.

The Company had accounts receivable from three customers that comprised 16.0 percent, 15.8 percent and 12.7 percent, respectively of total accounts receivables at December 31, 2013.  Three customers comprised 22.1 percent, 21.4 percent and 11.4 percent, respectively, of total accounts receivable as of December 31, 2012.  Two customers comprised 24.5 percent and 21.5 percent, respectively, of total accounts receivable at December 31, 2011.

An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $252,000 and $206,000 at December 31, 2013 and 2012, respectively.

An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$206	$357	$180
Provisions for bad debts	147	-	276
Less: Write-offs and recoveries	(101)	(151)	(99)
Balance, end of year	$252	$206	$357

(4)  Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees.  The Company’s contributory expenses for the plan were $674,000, $645,000 and $597,000 in 2013, 2012 and 2011, respectively. No other pension or retirement plans are maintained by the Company.

(5)  Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and such affiliates participated on terms similar to those afforded other non-affiliated working interest owners. In recent years, such related party transactions generally resulted after the Company first identified oil and gas prospects of interest.  Typically the available dollar commitment to participate in such transactions was greater than the amount management was comfortable putting at risk.  In such event, the Company first determined the percentage of the transaction it wanted to obtain, which allowed a related party to participate in the investment to the extent there was excess available.  In those instances where there was no excess availability there was no related party participation.  Similarly, related parties were not required to participate, nor was the Company obligated to offer any such participation to a related or other party.  When such related party transactions occurred, they were individually reviewed and approved by the Audit Committee comprised of the independent directors on the Company’s Board of Directors.  During 2013 and 2012, the Company’s investment commitments totaled approximately $12 million and $22.7 million, respectively, in those oil and gas projects where a related party was also participating in such investments.  As of December 31, 2013 and 2012, the Company owed a combined net total of $38,000 and $42,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $152,000, $152,000 and $145,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the years ended December 31, 2013, 2012 and 2011, the affiliated entities charged the Company $69,000, $64,000 and $42,000, respectively, of expense reimbursement and the Company charged the affiliates $99,000, $98,000 and $118,000, respectively, for such expense reimbursements. In January 2012, the Company relocated its primary office lease space to a building operated by an affiliated entity.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to the related party for 2013 and 2012 totaled $481,000 and $442,000, respectively.

(6)  Commitments and Contingencies

The Company maintains certain operating lease arrangements with independent truck owner-operators for use of their equipment and driver services on a month-to-month basis. In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  All operating lease commitments qualify for off-balance sheet treatment.  Such contracts require certain minimum monthly payments for the term of the contracts.  Rental expense for the years ended December 31, 2013, 2012, and 2011 was $8,281,000, $8,110,000 and $7,621,000, respectively.  At December 31, 2013, commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows:   2014 - $3,138,000; 2015 - $1,931,000; 2016 - $1,910,000; 2017 - $1,690,000; 2018 - $804,000 and $40,000 thereafter.

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally  in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to the Company or its insurance carrier of $1,796,000 and $1,545,000 as of December 31, 2013 and 2012, respectively.

Effective January 1, 2012, the Company began a self-insurance program for managing employee medical claims.  On a monthly basis, the Company establishes a liability for expected claims incurred.  As claims are paid, the liability is relieved.  As of December 31, 2013 and 2012, accrued medical claims totaled $1,129,000 and $506,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for the calendar years 2013 and 2014.

During 2013 and continuing in 2014, AREC has been noticed as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing of the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012, Edward Conner, et al v. Adams Resources Exploration Corporation dated October 2013 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.    While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend this item.  As of December 31, 2013, the Company has accrued $200,000 of future legal costs for these matters.

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

(7)  Guarantees

ARE issues parent guarantees of commitments resulting from the ongoing activities of its subsidiary companies.  The guarantees generally result from subsidiary commodity purchase obligations, subsidiary operating lease commitments and subsidiary banking transactions.  The nature of such items is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations.  Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the consolidated financial statements included herein.  Therefore, no such obligation is recorded again on the books of the parent.  The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company.  In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company.

As of December 31, 2013, parental guaranteed obligations are approximately as follows (in thousands):

	2014	2015	2016	2017	Thereafter	Total
Commodity purchases	$78,747	-	-	-	-	78,747
Letters of credit	14,600	-	-	-	-	14,600
	$93,347	$-	$-	$-	$-	$93,347

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

(8)  Segment Reporting

The Company is engaged in the business of crude oil and natural gas marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment Operating		Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (loss)		Amortization	Additions
Year ended December 31, 2013-
Marketing	$3,863,057	$40,369		$7,682	$11,343
Transportation	68,783	5,180		7,099	3,165
Oil and gas	14,129	(2,113)		7,494	13,094
	$3,945,969	$43,436		$22,275	$27,602
Year ended December 31, 2012-
Marketing	$3,292,948	$46,145		$5,945	$12,391
Transportation	67,183	10,253		5,921	15,538
Oil and gas	15,954	(3,632	)(1)	8,848	23,083
	$3,376,085	$52,766		$20,714	$51,012
Year ended December 31, 2011-
Marketing	$2,961,176	$49,237		$3,724	$13,554
Transportation	63,501	8,521		3,912	14,118
Oil and gas	14,060	(13,874	)(1)	8,249	24,580
	$3,038,737	$43,884		$15,885	$52,252
__________________________________
(1)	Oil and gas segment operating earnings include gains on property sales totaling $2,203,000 and $2,923,000 during 2012 and 2011, respectively.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Segment operating earnings	$43,436	$52,766	$43,884
- General and administrative expenses	(9,060)	(8,810)	(8,678)
Operating earnings	34,376	43,956	35,206
- Interest income	198	190	237
- Interest expense	(24)	(10)	(8)
Earnings from continuing operations before
income taxes and discontinued operations	$34,550	$44,136	$35,435

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Marketing	$306,693	$277,920	$253,817
Transportation	34,406	38,940	27,221
Oil and gas	37,093	35,788	29,105
Other	69,890	66,853	68,697
	$448,082	$419,501	$378,840

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable, and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

(9)  Discontinued Operations

On February 27, 2012, the Company completed the sale of contracts, inventory and certain equipment associated with the refined products segment of its marketing business.  Revenues from this segment included in net earnings from discontinued operations totaled $25,717,000 and $169,412,000 for the years ended December 31, 2012 and 2011, respectively.  This business had experienced marginal results in recent years including an operating loss of $788,000 for the year 2011.  The Company received $2 million in cash proceeds plus a cash payment of $1,546,000 for the agreed value of refined product inventories on the date of sale.  The net gain recognized upon this sale totaled $1,622,000.  The Company conducted an orderly wind-down of the operation during 2012 and 2013 which primarily consisted of collecting outstanding accounts receivable and satisfying all existing obligations.  The Company’s fee interest in certain parcels of real estate was retained and the estimated fair value of such properties exceeded the Company’s cost basis in the properties.  Therefore, an impairment assessment of long-lived assets was not necessary.  The proceeds secured from this transaction exceeded the sum of carrying costs of the assets sold plus severance and other wind-down costs and, as a result, pre-tax earnings from this former segment totaled $398,000 for the year ended December 31, 2012.

Due to inadequate earnings, effective October 31, 2013, the Company completed an orderly wind-down and closure of its natural gas marketing segment.  Revenues from this segment included in net earnings from discontinued operations totaled $2,377,000, $4,879,000 and $6,251,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company incurred employee severance and other shut-down costs totaling $416,000 as a result of this event.  All obligations were satisfied and no further events are anticipated.

(10)  Quarterly Financial Data (Unaudited) -

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

		Earnings from
		Continuing Operations		Net Earnings		Dividends
	Revenues	Amount	Per Share	Amount	Per Share	Amount	Per Share

2013 -
March 31	$952,435	$8,073	$1.91	$8,015	$1.90	$-	$-
June 30	965,098	6,521	1.55	6,330	1.50	928	.22
September 30	1,060,340	7,238	1.72	7,156	1.70	927	.22
December 31	968,096	289	.06	109	.02	928	.22
Total	$3,945,969	$22,121	$5.24	$21,610	$5.12	$2,783	$.66

2012 -
March 31	$875,905	$5,944	$1.41	$6,575	$1.56	$-	$-
June 30	830,110	5,333	1.26	5,386	1.28	-	-
September 30	794,404	8,355	1.98	8,263	1.96	-	-
December 31	875,666	7,840	1.86	7,567	1.79	2,615	.62
Total	$3,376,085	$27,472	$6.51	$27,791	$6.59	$2,615	$.62

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

Oil and Gas Producing Activities -

Total costs incurred in oil and gas exploration and development activities, all incurred within the United States, were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Property acquisition costs
Unproved	$1,444	$1,965	$3,591
Proved	-	-	-
Exploration costs
Expensed	1,619	1,151	9,166
Capitalized	-	-	-
Development costs	10,160	20,219	12,133
Total costs incurred	$13,223	$23,335	$24,890

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	December 31,
	2013	2012
Unproved oil and gas properties	$7,578	$8,349
Proved oil and gas properties	91,369	82,083
	98,947	90,432
Accumulated depreciation, depletion
and amortization	(64,169)	(57,833)
Net capitalized cost	$34,778	$32,599

Estimated Oil and Natural Gas Reserves  -

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

Proved developed and undeveloped reserves are presented as follows (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	8,837	307	9,661	292	7,794	267
Revisions of previous estimates	(1,438)	(17)	(507)	29	(520)	(24)
Oil and gas reserves sold	(28)	-	(104)	(54)	(2,148)	(26)
Extensions, discoveries and
other reserve additions	523	180	2,395	138	6,430	137
Production	(1,608)	(102)	(2,608)	(98)	(1,895)	(62)
End of year	6,286	368	8,837	307	9,661	292

The components of proved oil and gas reserves for the three years ended December 31, 2013 is presented below.  All reserves are in the United States (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Proved developed reserves	6,157	367	8,708	306	9,433	277
Proved undeveloped reserves	129	1	129	1	228	15
Total proved reserves	6,286	368	8,837	307	9,661	292

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

The Company employs third party petroleum consultant, Ryder Scott Company, to prepare its oil and gas reserve data estimates as of December 31, 2013, 2012 and 2011.  The firm of Ryder Scott is well recognized within the industry for more than 50 years.  As prescribed by the SEC, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for each of the years presented, all without escalation.

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

	Years Ended December 31,
	2013	2012	2011
Future gross revenues	$64,495	$59,793	$73,626
Future costs -
Lease operating expenses	(19,207)	(16,357)	(19,788)
Development costs	(119)	(299)	(2,198)
Future net cash flows before income taxes	45,169	43,137	51,640
Discount at 10% per annum	(17,729)	(17,976)	(19,439)
Discounted future net cash flows
before income taxes	27,440	25,161	32,201
Future income taxes, net of discount at
10% per annum	(9,604)	(8,806)	(11,270)
Standardized measure of discounted
future net cash flows	$17,836	$16,355	$20,931

The reserve estimates provided at December 31, 2013, 2012 and 2011 are based on aggregate prices of $94.99, $93.85 and $95.85 per barrel for crude oil and $4.69, $3.51 and $4.69 per mcf for natural gas, respectively.  Such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations.  The price reported in the reserve disclosure for natural gas for 2013 includes the value of associated natural gas liquids.

  The effect of income taxes and discounting on the standardized measure of discounted future net cash flows is presented as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Future net cash flows before income taxes	$45,169	$43,137	$51,640
Future income taxes	(15,809)	(15,098)	(18,074)
Future net cash flows	29,360	28,039	33,566
Discount at 10% per annum	(11,524)	(11,684)	(12,635)
Standardized measure of discounted
future net cash flows	$17,836	$16,355	$20,931

The principal sources of changes in the standardized measure of discounted future net flows are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Beginning of year	$16,355	$20,931	$16,672
Sale of oil and gas reserves	-	(3,802)	(7,429)
Net change in prices and production costs	9,341	(5,313)	791
New field discoveries and extensions, net of future
production costs	9,767	9,513	18,769
Sales of oil and gas produced, net of production costs	(8,373)	(8,953)	(7,723)
Net change due to revisions in quantity estimates	(3,624)	(940)	(1,739)
Accretion of discount	1,797	1,944	1,678
Production rate changes and other	(6,629)	511	2,204
Net change in income taxes	(798)	2,464	(2,292)
End of year	$17,836	$16,355	$20,931

Results of Operations for Oil and Gas Producing Activities -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues	$14,129	$15,954	$14,060
Costs and expenses -
Production	(5,756)	(7,091)	(6,337)
Producing property impairment	(1,373)	(4,699)	(7,105)
Exploration	(1,619)	(1,151)	(9,166)
Oil and natural gas property sale gain	-	2,203	2,923
Depreciation, depletion and amortization	(7,494)	(8,848)	(8,249)
Operating income (loss) before income taxes	(2,113)	(3,632)	(13,874)
Income tax (expense) benefit	739	1,271	4,854
Operating income (loss)	$(1,374)	$(2,361)	$(9,020)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2013.

This Management’s Report on Internal Control over Financial Reporting shall not be deemed ‟filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Houston, Texas
March 13, 2014

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, corporate governance and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 14, 2014, under the heading ‟Election of Directors” and ‟Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 14, 2014, under the heading ‟Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 14, 2014, under the heading ‟Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 14, 2014, under the headings ‟Transactions with Related Parties” and ‟Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 14, 2014, under the heading ‟Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

1.           Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended
December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2013, 2012 and 2011

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

3(b)	-	Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) filed with the Annual Report on Form 10-K for the year ended December 31, 2012 (-File No. 1-7908).

3(c)	-
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

10.1(b)+
-  Eleventh Amendment to Employment Agreement of Frank T. Webster, President, by and between Adams Resources & Energy, Inc. and Frank T. Webster effective December 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2013).

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By /s/Richard B. Abshire	By /s/ Frank T. Webster
Richard B. Abshire,	Frank T. Webster
Vice President and Chief Financial Officer	Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)	(P(Principal Executive Officer)

Date:  March 13, 2014

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

By /s/ Thomas S. Smith
Thomas S. Smith, Director
(Chairman)

EXHIBIT INDEX

Exhibit
Number	Description

3(a)
-      Certificate of Incorporation of the Company, as amended.  (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987).

3(b)	- Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) filed with the Annual Report on Form 10-K for the year ended December 31, 2012 (-File No. 1-7908).

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

10.1(b)+
-     Eleventh Amendment to Employment Agreement of Frank T. Webster, President, by and between Adams Resources & Energy, Inc. and Frank T. Webster effective December 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2013).

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

10.1(f)+
-     Non-Employee Director Change in Control Agreement by and between Adams Resources & Energy, Inc. and E. C. Reinauer, Jr., dated December 6, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 7, 2011).

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

______________________________
* - Filed herewith
+ - Management contract or compensation plan or arrangement.

** - Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income – Year Ended December 31, 2013 and 2012, (ii) the Consolidated Balance Sheets – December 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Cash Flows – Year Ended December 31, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.