Form 10-Q
period 2014-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2014-05-12
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014
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

A total of 4,217,596 shares of Common Stock were outstanding at May 6, 2014.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
REVENUES:
Marketing	$927,204	$931,876
Transportation	17,649	17,346
Oil and natural gas	4,336	3,213
	949,189	952,435
COSTS AND EXPENSES:
Marketing	915,565	916,678
Transportation	14,661	14,212
Oil and gas operations	2,191	1,315
General and administrative	2,254	2,032
Depreciation, depletion and amortization	6,106	5,529
	940,777	939,766

Operating earnings	8,412	12,669

Other income (expense):
Interest income	42	38
Interest expense	-	(2)

Earnings from continuing operations before income taxes	8,454	12,705

Income tax (provision)	(3,091)	(4,632)

Earnings from continuing operations	5,363	8,073

Earnings (loss) from discontinued operations net of tax
benefit of zero and $31, respectively	-	(58)

Net earnings	$5,363	$8,015

EARNINGS (LOSS) PER SHARE:
From continuing operations	$1.27	$1.91
From discontinued operations	-	(.01)
Basic and diluted net earnings per common share	$1.27	$1.90

DIVIDENDS PER COMMON SHARE	$.22	$-

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$87,379	$60,733
Accounts receivable, net of allowance for doubtful
accounts of $221 and $252, respectively	227,608	243,930
Inventory	39,537	27,616
Fair value contracts	98	395
Income tax receivable	3,836	2,097
Prepayments	9,484	16,779
Current assets of discontinued operations	-	180

Total current assets	367,942	351,730

Property and Equipment
Marketing	56,811	52,996
Transportation	59,388	59,185
Oil and gas (successful efforts method)	99,323	98,947
Other	1,305	1,305
	216,827	212,433

Less – Accumulated depreciation, depletion and amortization	(124,919)	(120,568)
	91,908	91,865
Other Assets:
Cash deposits and other	4,762	4,487
	$464,612	$448,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$276,897	$266,099
Accounts payable – related party	38	38
Fair value contracts	19	-
Accrued and other liabilities	7,481	5,583
Current deferred income taxes	394	358
Current liabilities of discontinued operations	-	91

Total current liabilities	284,829	272,169

Other Liabilities:
Asset retirement obligations	2,591	2,564
Deferred taxes and other liabilities	18,072	18,664
	305,492	293,397
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	147,005	142,570
Total shareholders’ equity	159,120	154,685
	$464,612	$448,082

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2014	2013
CASH PROVIDED BY OPERATIONS:
Net earnings	$5,363	$8,015
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	6,106	5,529
Property sale (gains)	(55)	(35)
Dry hole costs incurred	655	-
Impairment of oil and gas properties	93	52
Deferred income taxes	(551)	864
Net change in fair value contracts	316	(254)
Decrease (increase) in accounts receivable	16,533	(15,041)
Decrease (increase) in inventories	(11,921)	(2,310)
Decrease (increase) in income tax receivable	(1,739)	1,199
Decrease (increase) in prepayments	7,295	1,050
Increase (decrease) in accounts payable	11,720	(13,991)
Increase (decrease) in accrued liabilities	1,758	4,026
Other changes, net	(162)	28

Net cash provided by (used in) operating activities	35,411	(10,868)

INVESTING ACTIVITIES:
Property and equipment additions	(7,770)	(3,903)
Insurance and state collateral (deposits) refunds	(122)	-
Proceeds from property sales	55	35
Net cash (used in) investing activities	(7,837)	(3,868)

FINANCING ACTIVITIES
Dividend payments	(928)	-

Net cash (used in) financing activities	(928)	-

Increase (decrease) in cash and cash equivalents	26,646	(14,736)

Cash and cash equivalents at beginning of period	60,733	47,239

Cash and cash equivalents at end of period	$87,379	$32,503

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2014, its results of operations for the three months ended March 31, 2014 and 2013 and its cash flows for the three months ended March 31, 2014 and 2013. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after March 31, 2014, has been evaluated through the date these financial statements were issued.

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

Note 2 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The Company is engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within a 1,000 mile radius of Houston, Texas.  The accompanying unaudited condensed consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the ‟Company”) after elimination of all intercompany accounts and transactions.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	March 31,	December 31,
	2014	2013

Cash collateral deposits for commodity purchases	$7,150	$13,705
Insurance premiums	1,707	2,490
Rents, license and other	627	584

	$9,484	$16,779

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2014, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  There were no impairment provisions on producing oil and gas properties for the three-month periods ended March 31, 2014 and 2013, respectively.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as ‟unobservable” or ‟Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $93,000 and $52,000 were recorded for the three-month periods ended March 31, 2014 and 2013, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	March 31,	December 31,
	2014	2013

South Texas Project acreage	$4,270	$4,217
West Texas Project acreage	19	116
Napoleonville, Louisiana acreage	48	162
Other acreage areas	460	411

Total Non-producing Leasehold Costs	$4,797	$4,906

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

	Leasehold Costs
	March 31,	December 31,
	2014	2013
Net book value January 1	$411	$329
Property additions	80	304
Impairments	(31)	(222)

Net book value end of period	$460	$411

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

	March 31,	December 31,
	2014	2013
Insurance collateral deposits	$3,993	$3,718
State collateral deposits	160	160
Materials and supplies	609	609
	$4,762	$4,487

Revenue Recognition

Certain commodity purchase and sale contracts utilized by the Company’s marketing businesses qualify as derivative instruments with certain specifically identified contracts also designated as trading activity.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying financial statements.

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying unaudited condensed consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $434,693,000 and $353,141,000 for the three months ended March 31, 2014 and 2013, respectively.

Transportation segment customers are invoiced, and the related revenue is recognized, as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Concentration of Credit Risk

The Company’s largest customers consist of large multinational integrated oil companies and independent refiners of crude oil.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users.  Within this group of customers the Company generally derives approximately 50 percent of its revenues from three or four large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U.S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

Accounts receivable associated with crude oil activities comprise approximately 90 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 20 days of the end of the month following a transaction.  The Company’s customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within the segment.  Stand-by letters of credit issued totaled $14,200,000 and $14,600,000 as of March 31, 2014 and December 31, 2013, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. subsidiary.  Such restrictions include the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled zero and $2,000 during the three-month periods ended March 31, 2014 and 2013, respectively, while taxes paid during these same periods totaled $5,007,000 and $23,000, respectively.  Non-cash investing activities for property and equipment were $634,000 and $1,507,000 as of March 31, 2014 and December 31, 2013, respectively and $1,802,000 and $2,419,000 as of March 31, 2013 and December 31, 2012, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period presented herein. The weighted average number of shares outstanding was 4,217,596 for 2014 and 2013.  There were no potentially dilutive securities during those periods.

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

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil.  The Company seeks to profit by procuring the commodity as it is produced and then delivering the material to the end users or the intermediate use marketplace.  As typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  Certain of these contracts meet the definition of a derivative instrument, and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil wholesale distribution businesses.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption ‟Fair Value Measurements”.

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2014 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$143	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	64	-
Less Counterparty Offsets	(45)	-	(45)	-

As Reported Fair Value Contracts	$98	$-	$19	$-

    As of March 31, 2014, three commodity purchase and sale contracts comprised the Company’s derivative valuations.  These contracts encompass approximately 433 barrels per day of crude oil in each of April through July 2014 plus 304 barrels per day in July 2014 and 175 barrels per day in August 2014.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2013 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$449	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	54	-
Less Counterparty Offsets	(54)	-	(54)	-

As Reported Fair Value Contracts	$395	$-	$-	$-

As of December 31, 2013, one 100,000 barrel crude oil commodity put option and one commodity purchase and sale contract comprised the Company’s derivative valuations.  The purchase and sale contract encompasses approximately 175 barrels per day of crude oil in each of January and February 2014.

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of March 31, 2014 and December 31, 2013, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013 as follows (in thousands):

	Earnings (Loss)
	Three Months Ended
	March 31,
	2014	2013

Revenues – marketing	$398	$150

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

Level 3 – unobservable market data inputs for assets or liabilities.

    As of March 31, 2014, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$143	$-	$(45)	$98
- Current liabilities	-	(64)	-	45	(19)
Net Value	$-	$79	$-	$-	$79

As of December 31, 2013, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$449	$-	$(54)	$395
- Current liabilities	-	(54)	-	54	-
Net Value	$-	$395	$-	$-	$395

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2014 and December 31, 2013, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Recent Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (‟FASB”) issued updated guidance that changes the criteria for reporting discontinued operations including enhanced disclosure requirements.  Under the new guidance, only activities representing a strategic shift in operations will be presented as discontinued operations.  Such strategic shifts should have a major effect on the organization’s operations and financial results.  The new guidance is effective for the first quarter of 2015 and the Company does not expect the adoption to have a material effect on the consolidated financial statements.

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended March 31, 2014
Marketing	$927,204	$9,370	$2,269	$4,076
Transportation	17,649	1,175	1,813	203
Oil and gas	4,336	121	2,024	3,491
	$949,189	$10,666	$6,106	$7,770
Period Ended March 31, 2013
Marketing	931,876	13,434	1,764	$1,361
Transportation	17,346	1,398	1,736	145
Oil and gas	3,213	(131)	2,029	2,397
	$952,435	$14,701	$5,529	$3,903

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Segment operating earnings	$10,666	$14,701
- General and administrative expense	(2,254)	(2,032)
Operating earnings	8,412	12,669
- Interest income	42	38
- Interest expense	-	(2)
Earnings from continuing operations before
income taxes and discontinued operations	$8,454	$12,705

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Marketing	$294,928	$306,693
Transportation	34,941	34,406
Oil and gas	37,437	37,093
Other	97,306	69,890
	$464,612	$448,082

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 4 - Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board of the Company, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  As of March 31, 2014 and December 31, 2013, the Company owed a combined net total of $38,000 and $38,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $41,000 and $38,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the three-month periods ended March 31, 2014 and 2013, the affiliated entities charged the Company $8,000 and $12,000, respectively, of expense reimbursement and the Company charged the affiliates $11,000 and $26,000, respectively, for such expense reimbursements.  In addition, the Company leases office space from an affiliated entity based on a lease rental rate determined by an independent appraisal.  Rental expense paid to such related party for the three months ended March 31, 2014 and 2013 totaled $120,000 and $120,000, respectively.

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $1,934,000 and $1,796,000 as of March 31, 2014 and December 31, 2013, respectively.

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis and as claims are paid, the liability is relieved.  As of March 31, 2014 and December 31, 2013, accrued medical claims totaled $1,153,000 and $1,129,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for each of the calendar years ended 2014 and 2013.

During 2013 and continuing in 2014, Adams Resources Exploration Corporation has been noticed as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing of the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012, Edward Conner, et al v. Adams Resources Exploration Corporation dated October 2013 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend this item.  As of March 31, 2014, the Company has accrued $200,000 of future legal costs for these matters.

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

Note 6 – Discontinued Operation

Due to inadequate earnings, the Company completed an orderly wind-down and closure of its natural gas marketing segment effective October 31, 2013.  Revenues from this segment included in net earnings from discontinued operations totaled $1,066,000 for the three months ended March 31, 2013.  All obligations were satisfied during 2013 and no further events are anticipated.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings and depreciation and certain costs are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change(1)

Revenues	$927,204	$931,876	(1)%

Operating earnings	$9,370	$13,434	(30)%

Depreciation	$2,269	$1,764	29%

Driver commissions	$4,937	$4,479	10%

Insurance	$2,071	$1,572	32%

Fuel	$3,701	$3,264	13%

_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2014	2013
Field Level Purchase Volumes – Per day (2)
Crude oil – barrels	109,871	100,631

Average Purchase Price
Crude Oil – per barrel	$96.34	$102.36

_____________________________
(2) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues decreased during 2014 with increased volumes offset by average price declines as shown in the table above.  Volume increases resulted from new well production garnered from the Company’s customer base primarily in the Eagle Ford shale trend of South Texas coupled with the establishment of a new area of operation in the Bakken field of North Dakota.

-	Crude Oil – Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first three months of 2014, the net impact yielded inventory liquidation gains totaling $2,629,000 as prices increased from $90 per barrel in January 2014 to a composite average of $100 per barrel in March 2014 for all grades of crude oil held by the Company.  Crude oil prices were also increasing during the first quarter of 2013 producing inventory liquidation gains of $994,000 for the comparative period.  As of March 31, 2014, the Company held 392,888 barrels of crude oil inventory at a composite average price of $100.63 per barrel.

Crude oil marketing operating earnings are also affected by the valuations of the Company’s forward month commodity contracts (derivative instruments) as of the various report dates.  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level).  Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not accorded fair value treatment.  The valuation of derivative instruments at period end requires the recognition of ‟mark-to-market” gains and losses.  The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows in a reconciliation from the GAAP to non-GAAP financial measure (in thousands):

	First Quarter
	2014	2013

As reported segment operating earnings	$9,370	$13,434
Add (less) -
Inventory liquidation (gains) losses	(2,629)	(994)
Derivative valuation (gains) losses	(398)	(150)

Field level operating earnings(1)	$6,343	$12,290

____________________________________
(1)
Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative field level operating earnings declined during 2014 relative to the first quarter of 2013 as the available infrastructure developed to deliver South Texas sourced crude oil to the marketplace.  Such development increased competition which reduced unit margins.  In addition competitive pressure increased driver commission rates and a combination of higher mileage and accident frequency increased insurance costs.

Historically, prices received for crude oil and natural gas have been volatile and unpredictable with price volatility expected to continue.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2013.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change(1)

Revenues	$17,649	$17,346	2%

Operating earnings	$1,175	$1,398	(16)%

Depreciation	$1,813	$1,736	4%

Driver Commissions	$3,469	$3,291	5%

Insurance	$1,471	$1,464	-

Fuel	$3,985	$3,946	1%

Maintenance expense	$1,546	$1,117	38%
__________________________
(2)	Represents the percentage increase (decrease) from the prior year.

Transportation segment customer demand and revenues were consistent and strong during the comparative periods.  This segment benefits from the present low price environment for natural gas since this commodity is a basic feedstock for the Company’s petrochemical industry customer base.  The petrochemical industry is expanding capacity and the long-term prospect for demand for chemical hauling services remains positive.  However, the Company continues to operate below full capacity with the availability of qualified drivers the significant constraint.  In addition, the imposition of new emission system requirements increased maintenance expense and highway break-down inefficiencies on the Company’s 2011 and 2012 model year tractors.  Since these factors adversely affect operating earnings, the Company is looking to replace these units beginning in 2014 as the truck manufacturers correct the defaults.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change(1)
Revenues	$4,336	$3,213	35%

Operating earnings (loss)	$121	$(131)	(192)%

Depreciation and depletion	$2,024	$2,029	-
________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Oil and gas segment revenues improved in 2014 with increased crude oil volumes and higher natural gas prices as shown in the table below.  However, the operating earnings improvement did not fully reflect the revenue gains due to $655,000 of dry hole costs incurred during the period.

Production volumes and price information is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Crude Oil(1)
Volume – barrels	35,547	20,962
Average price per barrel	$77.28	$71.06

Natural gas
Volume – mcf	309,808	494,049
Average price per mcf	$5.13	$3.49
__________________________________
(1)	Crude oil volumes and prices included the value of associated natural gas liquids production.

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Dry hole expense	$655	$-
Prospect impairments	93	52
Seismic and geological	6	1
Total	$754	$53

During the first three months of 2014, the Company participated in the drilling of 16 successful wells with six dry holes.  Additionally, the Company has an interest in 13 wells that were in process on March 31, 2014.  Evaluation on the in-process wells is anticipated during the second quarter of 2014.  Participation in the drilling of approximately 34 wells is planned for the remainder of 2014 on the Company’s prospect acreage in Texas, Kansas, Arkansas and Wyoming.

-           Outlook

Crude oil marketing operations anticipate steady volume growth but competition continues to constrain unit margins.  Demand for transportation services remains strong but driver shortages and persistently high operating cost has dampened profitability within this segment.  From the oil and gas segment, increased crude oil production volumes and higher natural gas prices should lead to continued earnings improvement.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $35,411,000 for the three-month period ended March 31, 2014.  In contrast, for the comparative three months of 2013, operating activities consumed $10,868,000 of net cash in order to advance funds toward the acquisition of crude oil supply.  See cash prepayment discussion below.  As of March 31, 2014 and December 31, 2013, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $87,379,000 as of March 31, 2014, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $83,113,000 as of March 31, 2014.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil for the Company’s marketing operations.  Such prepayments totaled $7,150,000 as of March 31, 2014.  Prepayment amounts are recouped and advanced from day-to-day as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” serve to reduce accounts payable as of the balance sheet date.  The Company also requires certain counterparties to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments received from customers serve to reduce accounts receivable as of the balance sheet date.  Such cash collateral held by the Company totaled $20,329,000 as of March 31, 2014.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its oil and natural gas exploration, marketing and transportation businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this report.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for an approximate $9.5 million commitment for storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital expenditures during the first three months of 2014 included $4,279,000 for marketing and transportation equipment additions and $3,491,000 in property additions associated with oil and gas exploration and production activities.  For the remainder of 2014, the Company anticipates expending an additional approximate $11 million within the crude oil marketing operation to expand its truck and trailer fleet and to construct a barge loading facility.  The transportation segment anticipates expending approximately $10 million toward equipment replacements and expansion while the oil and gas operation will expend approximately $6 million on drilling projects for the remainder of 2014.

Historically, the Company paid an annual dividend in the fourth quarter of each year until June 17, 2013 when the Company initiated payment of a quarterly dividend.  A quarterly dividend of $.22 per common share or $928,000 was paid during the first quarter of 2014.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s ‟Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s ‟Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended March 31, 2014 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under ‟Item 1A Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During 2013 and continuing in 2014, Adams Resources Exploration Corporation was noticed as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012, Edward Conner, et al v. Adams Resources Exploration Corporation dated October 2013 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.    While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend this item.  As of March 31, 2014, the Company has accrued $200,000 of future legal costs for these matters.

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

Item 1A. Risk Factors - There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 12, 2014	By /s/Frank T. Webster
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

**           Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended March 31, 2014 and 2013, (ii) the Consolidated Balance Sheets – March 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows – Three Months Ended March 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.