Form 10-Q
period 2014-05-27
ADAMS RESOURCES & ENERGY, INC.
filed 2014-08-11
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014
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

A total of 4,217,596 shares of Common Stock were outstanding at August 5, 2014.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES:
Marketing	$2,066,208	$1,875,719	$1,139,004	$943,843
Transportation	34,952	34,889	17,303	17,543
Oil and natural gas	7,960	6,925	3,624	3,712
	2,109,120	1,917,533	1,159,931	965,098
COSTS AND EXPENSES:
Marketing	2,044,506	1,848,026	1,128,941	931,348
Transportation	29,191	28,182	14,530	13,970
Oil and gas operations	4,319	2,961	2,128	1,646
General and administrative	4,401	4,463	2,147	2,431
Depreciation, depletion and amortization	12,215	10,774	6,109	5,245
	2,094,632	1,894,406	1,153,855	954,640

Operating earnings	14,488	23,127	6,076	10,458

Other income (expense):
Interest income	87	70	45	32
Interest expense	-	(23)	-	(21)

Earnings from continuing operations before income taxes	14,575	23,174	6,121	10,469

Income tax (provision)	(5,237)	(8,485)	(2,146)	(3,853)

Earnings from continuing operations	9,338	14,689	3,975	6,616

Earnings (loss) from discontinued operations net of tax
benefit of zero, $186, zero and $154 respectively	-	(344)	-	(286)

Net earnings	$9,338	$14,345	$3,975	$6,330

EARNINGS (LOSS) PER SHARE:
From continuing operations	$2.21	$3.48	$.94	$1.57
From discontinued operations	-	(.08)	-	(.07)
Basic and diluted net earnings per common share	$2.21	$3.40	$.94	$1.50

DIVIDENDS PER COMMON SHARE	$.44	$.22	$.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$47,998	$60,733
Accounts receivable, net of allowance for doubtful
accounts of $187 and $252, respectively	279,518	243,930
Inventory	36,212	27,616
Fair value contracts	176	395
Income tax receivable	2,934	2,097
Prepayments	21,314	16,779
Current assets of discontinued operations	-	180

Total current assets	388,152	351,730

Property and Equipment
Marketing	58,787	52,996
Transportation	59,722	59,185
Oil and gas (successful efforts method)	100,939	98,947
Other	1,305	1,305
	220,753	212,433

Less – Accumulated depreciation, depletion and amortization	(130,935)	(120,568)
	89,818	91,865
Other Assets:
Cash deposits and other	5,174	4,487
	$483,144	$448,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$293,646	$266,099
Accounts payable – related party	46	38
Fair value contracts	112	-
Accrued and other liabilities	7,777	5,583
Current deferred income taxes	401	358
Current liabilities of discontinued operations	-	91

Total current liabilities	301,982	272,169

Other Liabilities:
Asset retirement obligations	2,579	2,564
Deferred taxes and other liabilities	16,416	18,664
	320,977	293,397
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	150,052	142,570
Total shareholders’ equity	162,167	154,685
	$483,144	$448,082

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2014	2013
CASH PROVIDED BY OPERATIONS:
Net earnings	$9,338	$14,345
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	12,215	10,921
Property sale (gains)	(55)	(84)
Dry hole costs incurred	957	105
Impairment of oil and gas properties	405	242
Provision for doubtful accounts	-	36
Deferred income taxes	(2,196)	1,352
Net change in fair value contracts	331	2
Decrease (increase) in accounts receivable	(35,343)	(20,185)
Decrease (increase) in inventories	(8,596)	5,302
Decrease (increase) in income tax receivable	(837)	(891)
Decrease (increase) in prepayments	(4,535)	(739)
Increase (decrease) in accounts payable	28,180	(10,086)
Increase (decrease) in accrued liabilities	2,037	3,328
Other changes, net	(301)	339

Net cash provided by operating activities	1,600	3,987

INVESTING ACTIVITIES:
Property and equipment additions	(12,089)	(16,298)
Insurance and state collateral (deposits) refunds	(445)	(17)
Proceeds from property sales	55	231
Net cash (used in) investing activities	(12,479)	(16,084)

FINANCING ACTIVITIES
Dividend payments	(1,856)	(928)

Net cash (used in) financing activities	(1,856)	(928)

Increase (decrease) in cash and cash equivalents	(12,735)	(13,025)

Cash and cash equivalents at beginning of period	60,733	47,239

Cash and cash equivalents at end of period	$47,998	$34,214

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2014, its results of operations for the six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after June 30, 2014, has been evaluated through the date these financial statements were issued.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	June 30,	December 31,
	2014	2013

Cash collateral deposits for commodity purchases	$17,038	$13,705
Insurance premiums	2,911	2,490
Rents, license and other	1,365	584

	$21,314	$16,779

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2014, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the six-month periods ended June 30, 2014 and 2013 there were zero and $142,000, respectively of impairment provisions on producing oil and gas properties.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as ‟unobservable” or ‟Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $405,000 and $100,000 were recorded for the six-month periods ended June 30, 2014 and 2013, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	June 30,	December 31,
	2014	2013

South Texas Project acreage	$4,185	$4,217
West Texas Project acreage	14	116
Napoleonville, Louisiana acreage	48	162
Other acreage areas	557	411

Total Non-producing Leasehold Costs	$4,804	$4,906

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

	Leasehold Costs
	June 30,	December 31,
	2014	2013
Net book value January 1	$411	$329
Property additions	183	304
Impairments	(37)	(222)

Net book value end of period	$557	$411

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

	June 30,	December 31,
	2014	2013
Insurance collateral deposits	$4,432	$3,718
State collateral deposits	183	160
Materials and supplies	559	609
	$5,174	$4,487

Revenue Recognition

Certain commodity purchase and sale contracts utilized by the Company’s marketing business qualify as derivative instruments with certain specifically identified contracts also designated as trading activity.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying financial statements.

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying unaudited condensed consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $782,601,000 and $714,489,000 for the six months ended June 30, 2014 and 2013, respectively.

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

Accounts receivable associated with crude oil activities comprise approximately 95 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 20 days of the end of the month following a transaction.  The Company’s customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil purchases.   This facility is collateralized by the eligible accounts receivable within the segment.  Stand-by letters of credit issued totaled $13,100,000 and $14,600,000 as of June 30, 2014 and December 31, 2013, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. subsidiary.  Such restrictions include the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled zero and $23,000 during the six-month periods ended June 30, 2014 and 2013, respectively, while taxes paid during these same periods totaled $8,253,000 and $7,739,000, respectively.  Non-cash investing activities for property and equipment were $846,000 and $1,507,000 as of June 30, 2014 and December 31, 2013, respectively and $2,468,000 and $2,419,000 as of June 30, 2013 and December 31, 2012, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period presented herein. The weighted average number of shares outstanding was 4,217,596 for 2014 and 2013.  There were no potentially dilutive securities during those periods.

Share-Based Payments

During the periods presented herein, the Company had neither stock-based employee compensation plans nor any other share-based payment arrangements.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2014 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$176	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	112	-
Less Counterparty Offsets	-	-	-	-

As Reported Fair Value Contracts	$176	$-	$112	$-

As of June 30, 2014, three commodity purchase and sale contracts comprised the Company’s derivative valuations.  These contracts encompass approximately 433 barrels per day of crude oil in each of July and August 2014 plus 258 barrels per day during September 2014 through February 2015 and 129 barrels per day in March 2015.

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of June 30, 2014 and December 31, 2013, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2014 and 2013 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues – Marketing	$383	$(1)	$(15)	$(151)

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of June 30, 2014, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$176	$-	$-	$176
- Current liabilities	-	(112)	-	-	(112)
Net Value	$-	$64	$-	$-	$64

As of December 31, 2013, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$449	$-	$(54)	$395
- Current liabilities	-	(54)	-	54	-
Net Value	$-	$395	$-	$-	$395

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of June 30, 2014 and December 31, 2013, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition.  The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance is effective January 1, 2017.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The impact of these amendments on the consolidated financial statements and the transition alternatives are currently being evaluated.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Six Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2014
Marketing	$2,066,208	$17,146	$4,556	$5,931
Transportation	34,952	2,130	3,631	429
Oil and gas	7,960	(387)	4,028	5,729
	$2,109,120	$18,889	$12,215	$12,089
Period Ended June 30, 2013
Marketing	$1,875,719	$24,115	$3,578	$8,580
Transportation	34,889	3,231	3,476	1,573
Oil and gas	6,925	244	3,720	6,145
	$1,917,533	$27,590	$10,774	$16,298

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2014
Marketing Total	$1,139,004	$7,776	$2,287	$1,855
Transportation	17,303	955	1,818	226
Oil and gas	3,624	(508)	2,004	2,238
	$1,159,931	$8,223	$6,109	$4,319
Period Ended June 30, 2013
Marketing Total	943,843	10,681	1,814	7,219
Transportation	17,543	1,833	1,740	1,428
Oil and gas	3,712	375	1,691	3,748
	$965,098	$12,889	$5,245	$12,395

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Segment operating earnings	$18,889	$27,590	$8,223	$12,889
- General and administrative	(4,401)	(4,463)	(2,147)	(2,431)
Operating earnings	14,488	23,127	6,076	10,458
- Interest income	87	70	45	32
- Interest expense	-	(23)	-	(21)
Earnings from continuing operations
before income taxes and
discontinued operations	$14,575	$23,174	$6,121	$10,469

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Marketing	$354,784	$306,693
Transportation	32,841	34,406
Oil and gas	37,095	37,093
Other	58,424	69,890
	$483,144	$448,082

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 4 - Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board of the Company, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  As of June 30, 2014 and December 31, 2013, the Company owed a combined net total of $46,000 and $38,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $82,000 and $78,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the six-month periods ended June 30, 2014 and 2013, the affiliated entities charged the Company $34,000 and $40,000, respectively, of expense reimbursement and the Company charged the affiliates $21,000 and $50,000, respectively, for such expense reimbursements.  In addition, the Company leases office space from an affiliated entity based on a lease rental rate determined by an independent appraisal.  Rental expense paid to such related party for the six months ended June 30, 2014 and 2013 totaled $302,000 and $240,000, respectively.

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $2,373,000 and $1,796,000 as of June 30, 2014 and December 31, 2013, respectively.

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis and as claims are paid, the liability is relieved.  As of June 30, 2014 and December 31, 2013, accrued medical claims totaled $1,220,000 and $1,129,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for each of the calendar years ended 2014 and 2013.

During 2013 and continuing in 2014, Adams Resources Exploration Corporation has been noticed as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012, Edward Conner, et al v. Adams Resources Exploration Corporation dated October 2013 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of June 30, 2014, the Company has accrued $200,000 of future legal costs for these matters.

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

Note 6 – Discontinued Operation

Due to inadequate earnings, the Company completed an orderly wind-down and closure of its natural gas marketing segment effective October 31, 2013.  Revenues from this segment included in net earnings from discontinued operations totaled $1,842,000 for the six months ended June 30, 2013.  All obligations were satisfied during 2013 and no further events are anticipated.

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):
_
	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2014	2013	Change(1)	2014	2013	Change(1)

Revenues	$2,066,208	$1,875,719	10.2%	$1,139,004	$943,843	20.7%

Operating earnings	$17,146	$24,115	(28.9))%	$7,776	$10,681	(27.2)%

Depreciation	$4,556	$3,578	27.3%	$2,287	$1,814	26.1%

Driver commissions	$10,259	$9,330	10.0%	$5,322	$4,851	9.7%

Insurance	$4,163	$3,272	27.2%	$2,091	$1,699	23.1%

Fuel	$7,609	$6,692	13.7%	$3,908	$3,428	14.0%
_______________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Field Level Purchase Volumes – Per day(2)
Crude oil – barrels	113,054	102,345	115,877	103,911

Average Purchase Price
Crude oil – per barrel	$98.02	$100.43	$99.60	$98.56
_____________________________
(2) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues increased during 2014 with increased volumes and further, average prices increased during the comparative second quarter of 2014, as shown in the table above.  Volume increases resulted from new well production by the Company’s customer base in the Eagle Ford shale trend of South Texas.

Crude Oil – Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first six months of 2014, the net impact yielded inventory liquidation gains totaling $2,562,000 as prices increased from $90 per barrel in January 2014 to a composite average of $101 per barrel in June 2014 for all grades of crude oil held by the Company.  Crude oil prices were generally declining during the first half of 2013 producing inventory valuation losses of $380,000 for the comparative period.  As of June 30, 2014, the Company held 359,848 barrels of crude oil inventory at a composite average price of $100.63 per barrel.

Crude oil marketing operating earnings are also affected by the valuations of the Company’s forward month commodity contracts (derivative instruments) as of the various report dates.  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level).  Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not accorded fair value treatment.  The valuation of derivative instruments at period end requires the recognition of ‟mark-to-market” gains and losses.  The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows in reconciliation from the GAAP to non-GAAP financial measure (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
As reported segment operating earnings
Add (less) -	$17,146	$24,115	$7,776	$10,681
Inventory valuation (gains) losses	(2,562)	380	67	1,374
Derivative valuation (gains) losses	(383)	1	15	151
Field level operating earnings(1)	$14,201	$24,496	$7,858	$12,206
____________________________________
(1)
Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative field level operating earnings declined during 2014 relative to the first half of 2013 as the available infrastructure developed to deliver South Texas sourced crude oil to the marketplace.  Such development increased competition which reduced unit margins.  In addition, depreciation expense increased with facilities expansion while a combination of higher mileage and accident frequency increased insurance costs.  Driver commission and fuel expense increases generally tracked with additional purchase volumes.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2013.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2014	2013	Change(1)	2014	2013	Change(1)

Revenues	$34,952	$34,889	0.2%	$17,303	$17,543	(1.4)%

Operating earnings	$2,130	$3,231	(34.1)%	$955	$1,833	(47.9)%

Depreciation	$3,631	$3,476	4.5%	$1,818	$1,740	4.5%

Driver Commissions	$6,823	$6,633	2.9%	$3,354	$3,341	0.4%

Insurance	$2,942	$2,782	5.8%	$1,471	$1,317	11.7%

Fuel	$7,558	$7,607	(0.6)%	$3,573	$3,660	(2.4)%

Maintenance expense	$3,112	$2,365	31.6%	$1,565	$1,247	25.5%

__________________________
(1)  Represents the percentage increase (decrease) from the prior year.

Transportation segment customer demand and revenues were consistent and strong during the comparative periods.  This segment benefits from the present low price environment for natural gas since this commodity is a basic feedstock to the petrochemical industry which makes up the Company’s customer base.  As the petrochemical industry continues to expand capacity, the long-term prospect for chemical hauling demand remains positive.  However, the Company is operating below its full physical equipment capacity with the availability of qualified drivers the significant constraint.  Excess physical capacity has hampered operating earnings.  In addition, the imposition of new emission system requirements increased maintenance expense and highway break-down inefficiencies for the Company’s 2011 and 2012 model year truck-tractors.  Since these factors adversely affect earnings, the Company has begun to replace such problem units as the truck manufacturers correct defaults.  Driver recruiting efforts have also intensified with only limited favorable results to date.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2014	2013	Change(1)	2014	2013	Change(1)

Revenues	$7,960	$6,925	14.9%	$3,624	$3,712	(2.4)%

Operating earnings	$(387)	$244	(258.6)%	$(508)	$375	(235.5)%

Depreciation	$4,028	$3,720	8.3%	$2,004	$1,691	18.5%

________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

First half of 2014 oil and gas revenues improved with increased associated natural gas liquid production (included with crude oil volumes in the table below) and higher dry natural gas prices.  Revenues declined in the second quarter of 2014 following reduced natural gas volumes, as shown in the table below.  Operating earnings in 2014 were hampered by exploration costs during the period.  See table below.

Production volumes and price information is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Crude Oil(1)
Volume – barrels	67,166	48,102	31,619	27,140
Average price per barrel	$72.03	$72.48	$66.13	$73.58

Natural gas
Volume – mcf	599,883	924,617	290,075	430,568
Average price per mcf	$5.20	$3.72	$5.28	$3.98

__________________________________
(1) Crude oil volumes and prices included the value of associated natural gas liquids production.

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Dry hole expense	$957	$105	$302	$105
Prospect and property impairments	405	242	312	190
Seismic and geological	8	90	2	89
Total	$1,370	$437	$616	$384

During the first six months of 2014, the Company participated in the drilling of 28 successful wells with seven dry holes.  Additionally, the Company has an interest in 13 wells that were in process on June 30, 2014.  Evaluation on the in-process wells is anticipated during the third quarter of 2014.  Participation in the drilling of approximately 22 wells is planned for the remainder of 2014 on the Company’s prospect acreage in Texas, Kansas, Arkansas, North Dakota and Wyoming.

-           Outlook

Crude oil marketing operations anticipate steady volume growth but competition continues to constrain unit margins.  Demand for transportation services remains strong but driver shortages and persistently high operating cost has dampened profitability within this segment.  From the oil and gas segment, participation in active drilling efforts has been curtailed from recent trends.  This should serve to reduce dry hole and other exploration expenses.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $1,600,000 and $3,987,000 for the six-month periods ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $47,998,000 as of June 30, 2014, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $86,170,000 as of June 30, 2014.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.  Cash balances were reduced during the current period from $60,733,000 as of year-end 2013 to $47,998,000 as of June 30, 2014 when the Company utilized a portion of its cash to pre-pay for crude oil supply and to build working crude oil inventory balances.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil for the Company’s marketing operations.  Such prepayments totaled $17,038,000 as of June 30, 2014.  Prepayment amounts are recouped and advanced from day-to-day as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” serve to reduce accounts payable as of the balance sheet date.  The Company also requires certain counterparties to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments received from customers serve to reduce accounts receivable as of the balance sheet date.  Such cash collateral held by the Company totaled $19,142,000 as of June 30, 2014.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Capital expenditures during the first six months of 2014 included $6,360,000 for marketing and transportation equipment additions and $5,729,000 in property additions associated with oil and gas exploration and production activities.  For the remainder of 2014, the Company anticipates expending an additional approximate $5 million within the crude oil marketing operation to expand its truck and trailer fleet and to expand barge loading facilities.  The transportation segment anticipates expending approximately $8 million toward equipment replacements and expansion while the oil and gas operation will expend approximately $3 million on drilling projects for the remainder of 2014.

Historically, the Company paid an annual dividend in the fourth quarter of each year until June 17, 2013 when the Company initiated payment of a quarterly dividend.  A quarterly dividend of $0.22 per common share or $928,000 was paid during each of the first and second quarters of 2014.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended June 30, 2014 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During 2013 and continuing in 2014, Adams Resources Exploration Corporation was noticed as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012, Edward Conner, et al v. Adams Resources Exploration Corporation dated October 2013 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.    While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of June 30, 2014, the Company has accrued $200,000 of future legal costs for these matters.

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

Item 1A.	Risk Factors – There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 11, 2014	By /s/Frank T. Webster
Frank T. Webster
President, Chief Executive Officer
and Chief Operating Officer
(Principal Executive Officer)

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* **101.INS-	XBRL Instance Document

* **101.SCH -	XBRL Schema Document

* **101.CAL -	XBRL Calculation Linkbase Document

* **101.DEF	XBRL Definition Linkbase Document

* **101.LAB -	XBLR Label Linkbase Document
* **101.PRE -	XBRL Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Six Months Ended June 30, 2014 and 2013, (ii) the Consolidated Balance Sheets – June 30, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows – Six Months Ended June 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.