Form 10-Q
period 2014-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2014-11-07
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014
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

A total of 4,217,596 shares of Common Stock were outstanding at November 5, 2014.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES:
Marketing	$3,219,457	$2,915,056	$1,153,249	$1,039,337
Transportation	52,490	51,795	17,538	16,906
Oil and natural gas	11,143	11,022	3,183	4,097
	3,283,090	2,977,873	1,173,970	1,060,340
COSTS AND EXPENSES:
Marketing	3,190,264	2,874,030	1,145,758	1,026,004
Transportation	43,383	42,053	14,192	13,871
Oil and gas operations	6,277	4,659	1,958	1,698
Oil and natural gas property sale (gain)	(2,198)	-	(2,198)	-
General and administrative	6,701	6,711	2,300	2,248
Depreciation, depletion and amortization	18,443	16,147	6,228	5,373
	3,262,870	2,943,600	1,168,238	1,049,194

Operating earnings	20,220	34,273	5,732	11,146

Other income (expense):
Interest income	205	103	118	33
Interest expense	(2)	(24)	(2)	(1)

Earnings from continuing operations before income taxes	20,423	34,352	5,848	11,178

Income tax (provision)	(7,230)	(12,425)	(1,993)	(3,940)

Earnings from continuing operations	13,193	21,927	3,855	7,238

Earnings (loss) from discontinued operations net of tax
benefit of zero, $229, zero and $44 respectively	-	(426)	-	(82)

Net earnings	$13,193	$21,501	$3,855	$7,156

EARNINGS (LOSS) PER SHARE:
From continuing operations	$3.13	$5.20	$.92	$1.72
From discontinued operations	-	(.10)	-	(.02)
Basic and diluted net earnings per common share	$3.13	$5.10	$.92	$1.70

DIVIDENDS PER COMMON SHARE	$.66	$.44	$.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$97,435	$60,733
Accounts receivable, net of allowance for doubtful
accounts of $129 and $252, respectively	226,300	243,930
Inventory	23,324	27,616
Fair value contracts	-	395
Income tax receivable	961	2,097
Prepayments	8,433	16,779
Current assets of discontinued operations	-	180

Total current assets	356,453	351,730

Property and Equipment
Marketing	63,118	52,996
Transportation	63,955	59,185
Oil and gas (successful efforts method)	94,673	98,947
Other	1,305	1,305
	223,051	212,433

Less – Accumulated depreciation, depletion and amortization	(129,420)	(120,568)
	93,631	91,865
Other Assets:
Cash deposits and other	5,816	4,487
	$455,900	$448,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$261,979	$266,099
Accounts payable – related party	56	38
Fair value contracts	10	-
Accrued and other liabilities	9,767	5,583
Current deferred income taxes	478	358
Current liabilities of discontinued operations	-	91

Total current liabilities	272,290	272,169

Other Liabilities:
Asset retirement obligations	2,443	2,564
Deferred taxes and other liabilities	16,073	18,664
	290,806	293,397
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	152,979	142,570
Total shareholders’ equity	165,094	154,685
	$455,900	$448,082

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2014	2013
CASH PROVIDED BY OPERATIONS:
Net earnings	$13,193	$21,501
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	18,443	16,294
Property sales (gains) oil and gas	(2,198)	-
Property sale (gains) other	(297)	(480)
Dry hole costs incurred	1,028	105
Impairment of oil and gas properties	572	414
Provision for doubtful accounts	(123)	72
Deferred income taxes	(2,455)	2,598
Net change in fair value contracts	405	(510)
Decrease (increase) in accounts receivable	17,933	(48,539)
Decrease (increase) in inventories	4,292	4,127
Decrease (increase) in income tax receivable	1,136	(667)
Decrease (increase) in prepayments	8,346	(492)
Increase (decrease) in accounts payable	(6,210)	28,493
Increase (decrease) in accrued liabilities	4,393	5,660
Other changes, net	(999)	549

Net cash provided by operating activities	57,459	29,125

INVESTING ACTIVITIES:
Property and equipment additions	(22,655)	(23,133)
Insurance and state collateral (deposits) refunds	(467)	(179)
Proceeds from property sales	5,149	847
Net cash (used in) investing activities	(17,973)	(22,465)

FINANCING ACTIVITIES
Dividend payments	(2,784)	(1,855)

Net cash (used in) financing activities	(2,784)	(1,855)

Increase (decrease) in cash and cash equivalents	36,702	4,805

Cash and cash equivalents at beginning of period	60,733	47,239

Cash and cash equivalents at end of period	$97,435	$52,044

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2014, its results of operations for the nine months and three months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after September 30, 2014, has been evaluated through the date these financial statements were issued.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	September 30,	December 31,
	2014	2013

Cash collateral deposits for commodity purchases	$5,000	$13,705
Insurance premiums	2,596	2,490
Rents, license and other	837	584

	$8,433	$16,779

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2014, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the nine-month periods ended September 30, 2014 and 2013 there were zero and $216,000, respectively, of impairment provisions on producing oil and gas properties.  Such impairment provisions were $74,000 for the three-month period ended September 30, 2013.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as ‟unobservable” or ‟Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $572,000 and $198,000 were recorded for the nine-month periods ended September 30, 2014 and 2013, respectively.  Such impairment provisions were $168,000 and $98,000 for the three-month periods ended September 30, 2014 and 2013, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	September 30,	December 31,
	2014	2013

South Texas Project acreage	$3,569	$4,217
West Texas Project acreage	-	116
Napoleonville, Louisiana acreage	48	162
Other acreage areas	407	411

Total Non-producing Leasehold Costs	$4,024	$4,906

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

	Leasehold Costs
	September 30,	December 31,
	2014	2013
Net book value January 1	$411	$329
Property additions	200	304
Impairments	(204)	(222)

Net book value end of period	$407	$411

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

	September 30,	December 31,
	2014	2013
Insurance collateral deposits	$5,210	$3,718
State collateral deposits	149	160
Materials and supplies	457	609
	$5,816	$4,487

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying unaudited condensed consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $1,054,350,000 and $1,176,156,000 for the nine months ended September 30, 2014 and 2013, respectively.

Transportation segment customers are invoiced, and the related revenue is recognized, as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Sales of long-lived assets

Gains and losses from the sale or disposal of long-lived assets that do not meet the criteria for presentation as a discontinued operation are presented in the accompanying financial statements as a component of operating earnings.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil purchases.   This facility is collateralized by the eligible accounts receivable within the segment.  Stand-by letters of credit issued totaled $13.1 million and $14.6 million as of September 30, 2014 and December 31, 2013, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. subsidiary.  Such restrictions include the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $2,000 and $24,000 during the nine-month periods ended September 30, 2014 and 2013, respectively, while taxes paid during these same periods totaled $8,140,000 and $9,863,000, respectively.  Non-cash investing activities for property and equipment were $3,315,000 and $1,507,000 as of September 30, 2014 and December 31, 2013, respectively and $1,454,000 and $2,419,000 as of September 30, 2013 and December 31, 2012, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

None of the Company’s derivative instruments have been designated as hedging instruments and the estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2014 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$-	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	10	-
Less Counterparty Offsets	-	-	-	-

As Reported Fair Value Contracts	$-	$-	$10	$-

As of September 30, 2014, one commodity purchase and sale contract comprised the Company’s derivative valuations.  This contract encompasses approximately 165 barrels per day of crude oil during October 2014 through February 2015.

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of September 30, 2014 and December 31, 2013, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014 and 2013 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues – Marketing	$310	$(73)	$(74)	$(72)

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of September 30, 2014, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$117	$-	$-	$117
- Current liabilities	-	(127)	-	-	(127)
Net Value	$-	$(10)	$-	$-	$(10)

As of December 31, 2013, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$449	$-	$(54)	$395
- Current liabilities	-	(54)	-	54	-
Net Value	$-	$395	$-	$-	$395

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2014 and December 31, 2013, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Recent Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (‟FASB”) issued updated guidance that changes the criteria for reporting discontinued operations including enhanced disclosure requirements.  Under the new guidance, only activities representing a strategic shift in operations will be presented as discontinued operations.  Such strategic shifts are those that would have a major effect on the organization’s operations and financial results.  The Company adopted the new guidance effective July 1, 2014 and the adoption  did not have a material effect on the consolidated financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition.  The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance is effective January 1, 2017.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The impact of these amendments on the Company’s consolidated financial statements and the transition alternatives are currently being evaluated.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Nine Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2014
Marketing	$3,219,457	$22,187	$7,006	$9,308
Transportation	52,490	3,594	5,513	6,280
Oil and gas	11,143	1,140	5,924	7,067
	$3,283,090	$26,921	$18,443	$22,655
Period Ended September 30, 2013
Marketing	$2,915,056	$35,509	$5,517	$9,512
Transportation	51,795	4,479	5,263	3,162
Oil and gas	11,022	996	5,367	10,459
	$2,977,873	$40,984	$16,147	$23,133

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2014
Marketing	$1,153,249	$5,041	$2,450	$3,377
Transportation	17,538	1,464	1,882	5,851
Oil and gas	3,183	1,527	1,896	1,338
	$1,173,970	$8,032	$6,228	$10,566
Period Ended September 30, 2013
Marketing	$1,039,337	$11,394	$1,939	$932
Transportation	16,906	1,248	1,787	1,589
Oil and gas	4,097	752	1,647	4,314
	$1,060,340	$13,394	$5,373	$6,835

 Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Segment operating earnings	$26,921	$40,984	$8,032	$13,394
- General and administrative	(6,701)	(6,711)	(2,300)	(2,248)
Operating earnings	20,220	34,273	5,732	11,146
- Interest income	205	103	118	33
- Interest expense	(2)	(24)	(2)	(1)
Earnings from continuing operations
before income taxes and
discontinued operations	$20,423	$34,352	$5,848	$11,178

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Marketing	$275,239	$306,693
Transportation	40,492	34,406
Oil and gas	33,875	37,093
Other	106,294	69,890
	$455,900	$448,082

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 4 - Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board of the Company, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation.  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  As of September 30, 2014 and December 31, 2013, the Company owed a combined net total of $56,000 and $38,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $124,000 and $119,000 for the nine-month periods and $42,000 and $41,000 for the three-month periods ended September 30, 2014 and 2013, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and secretarial services.  For the nine-month periods ended September 30, 2014 and 2013, the affiliated entities charged the Company $48,000 and $54,000, respectively, of expense reimbursement and the Company charged the affiliates $31,000 and $75,000, respectively, for such expense reimbursements.  In addition, the Company leases office space from an affiliated entity based on a lease rental rate determined by an independent appraisal.  Rental expense paid to such related party for the nine months ended September 30, 2014 and 2013 totaled $464,000 and $360,000, respectively. Such rental expense for the three months ended September 30, 2014 and 2013 totaled $162,000 and $120,000, respectively.

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $1,628,000 and $1,796,000 as of September 30, 2014 and December 31, 2013, respectively.

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis and as claims are paid, the liability is relieved.  As of September 30, 2014 and December 31, 2013, accrued medical claims totaled $1,338,000 and $1,129,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for each of the calendar years ended 2014 and 2013.

During 2013 and continuing in 2014, Adams Resources Exploration Corporation has been noticed as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  In August 2014, the Company was dismissed from a similar suit styled Edward Conner, et. al. v. Adams Resources Exploration Corporation dated October 2013.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of September 30, 2014, the Company has accrued $200,000 of future legal costs for these matters.

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

Note 6 – Discontinued Operation

Due to inadequate earnings, the Company completed an orderly wind-down and closure of its natural gas marketing segment effective October 31, 2013.  Revenues from this segment included in net earnings from discontinued operations totaled $2,272,000 and $430,000 for the nine months and three months ended September 30, 2013, respectively.  All obligations were satisfied during 2013 and no further events are anticipated.

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):
	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2014	2013	Change(1)	2014	2013	Change(1)

Revenues	$3,219,457	$2,915,056	10.4%	$1,153,249	$1,039,337	11.0%

Operating earnings	$22,187	$35,509	(37.5)%	$5,041	$11,394	(55.7)%

Depreciation	$7,006	$5,517	27.0%	$2,450	$1,939	26.3%

Driver commissions	$15,680	$14,400	8.9%	$5,421	$5,070	6.9%

Insurance	$6,227	$4,784	30.1%	$2,064	$1,512	36.5%

Fuel	$10,949	$10,216	7.1%	$3,339	$3,523	(5.2)%
_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Field Level Purchase Volumes – Per day(1)
Crude oil – barrels	115,335	104,160	119,823	107,772

Average Purchase Price
Crude oil – per barrel	$96.64	$101.94	$94.11	$104.76
_____________________________
(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues increased during 2014 with increased volumes resulting from new well production by the Company’s customer base in the Eagle Ford shale trend of South Texas.  Per day average volumes moved are shown in the table above.

Crude Oil – Field Level Operating Earnings (Non GAAP-Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first nine months of 2014, the net impact yielded inventory write-downs totaling $1,641,000 as prices declined from $90 per barrel in January 2014 to a composite average of $86 per barrel in September 2014 for all grades of crude oil held by the Company.  The impact of crude oil price declines was most severe during the third quarter of 2014 as shown in the table below.  Crude oil prices were generally increasing during the 2013 comparative period producing inventory liquidation gains totaling $471,000.  As of September 30, 2014, the Company held 271,025 barrels of crude oil inventory at a composite average price of $86.06 per barrel.

Crude oil marketing operating earnings are also affected by the valuations of the Company’s forward month commodity contracts (derivative instruments) as of the various report dates.  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level).  Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not accorded fair value treatment.  For derivative instruments, the recognition of ‟mark-to-market” gains and losses is required at each period end.  The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows in reconciliation from the GAAP to non-GAAP financial measure (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
As reported segment operating earnings
Add (less) -	$22,187	$35,509	$5,041	$11,394
Inventory valuation (gains) losses	1,641	(471)	4,203	(851)
Derivative valuation (gains) losses	(310)	73	74	72
Field level operating earnings(1)	$23,518	$35,111	$9,318	$10,615
____________________________________
(1)
Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative field level operating earnings declined during 2014 relative to the nine month 2013 period as the infrastructure developed for delivering South Texas sourced crude oil to the marketplace.  Such activity increased competition which reduced unit margins.  In addition, as shown in the previous table depreciation expense increased with facilities expansion while a combination of higher mileage and accident frequency increased insurance costs.  Driver commission and diesel fuel expense increases generally tracked with additional purchase volumes.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2014	2013	Change(1)	2014	2013	Change(1)

Revenues	$52,490	$51,795	1.3%	$17,538	$16,906	3.7%

Operating earnings	$3,594	$4,479	(19.7)%	$1,464	$1,248	17.3%

Depreciation	$5,513	$5,263	4.7%	$1,882	$1,787	5.3%

Driver Commissions	$10,255	$9,877	3.8%	$3,432	$3,244	5.8%

Insurance	$4,452	$4,205	5.9%	$1,513	$1,423	6.3%

Fuel	$10,868	$11,169	(2.7)%	$3,310	$3,562	(7.1)%

Maintenance expense	$4,768	$3,964	20.3%	$1,522	$1,413	7.7%
__________________________
(1)  Represents the percentage increase (decrease) from the prior year.

Transportation segment customer demand and revenues were consistent and strong during the comparative periods.  This segment benefits from the present low price environment for natural gas since this commodity is a basic feedstock to the petrochemical industry which makes up the Company’s customer base.  As the petrochemical industry continues to expand capacity, the long-term prospect for chemical hauling demand remains positive.  However, the Company is operating below its full physical equipment capacity with the availability of qualified drivers the significant constraint.  Additional depreciation and insurance charges stemming from excess physical capacity has hampered operating earnings for the first nine months of 2014.  In addition, the imposition of new emission system requirements increased maintenance expense and highway break-down inefficiencies from the Company’s 2011 and 2012 model year truck-tractors.  Since these factors adversely affect earnings, the Company has begun to replace such problem units as the truck manufacturers correct defaults.  Driver recruiting efforts have also intensified with only limited favorable results to date.  During the third quarter of 2014, the Company realized a $247,000 gain from the sale of used truck-tractors and saw diesel fuel prices begin to slacken consistent with declining crude oil prices.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2014	2013	Change(1)	2014	2013	Change(1)

Revenues	$11,143	$11,022	1.1%	$3,183	$4,097	(22.3)%

Operating earnings	$1,140	$996	14.5%	$1,527	$752	103.1%

Depletion	$5,924	$5,367	10.3%	$1,896	$1,647	15.1%

________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

 Oil and gas operating earnings during 2014 benefited from a third quarter gain of $2,198,000 from the sale of certain oil and gas properties partially offset by increased exploration expenses as shown in the table below.  Comparative nine-month 2014 oil and gas revenues improved with increased associated natural gas liquid production (included with crude oil volumes in the table below) and higher dry natural gas prices.  Revenues declined in the comparative third quarter of 2014 following reduced natural gas volumes and reduced crude oil prices, as shown in the table below.

Production volumes and price information is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Crude Oil(1)
Volume – barrels	98,364	77,781	31,198	29,680
Average price per barrel	$69.62	$78.65	$64.43	$88.65

Natural gas
Volume – mcf	885,161	1,309,023	285,278	384,406
Average price per mcf	$4.85	$3.75	$4.11	$3.81

__________________________________
(1) Crude oil volumes and prices included the value of associated natural gas liquids production.

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Dry hole expense	$1,028	$105	$71	$-
Prospect and property impairments	572	414	168	172
Seismic and geological	11	113	3	23
Total	$1,611	$632	$242	$195

During the first nine months of 2014, the Company participated in the drilling of 35 successful wells with seven dry holes.  Additionally, the Company has an interest in 19 wells that were in process on September 30, 2014.  Evaluation on the in-process wells is anticipated during the fourth quarter of 2014.  Participation in the drilling of approximately nine wells is planned for the remainder of 2014 on the Company’s prospect acreage in Texas.

-           Outlook

Crude oil marketing operations look to be leveling as reduced prices for crude oil may slow drilling activity.   Demand for transportation services remains strong but driver shortages and persistently high operating cost is dampening profitability within this segment.  In the Company’s oil and gas segment, participation in active drilling efforts is curtailed from recent trends which may lead to reduced revenues consistent with normal production declines.  However, dry hole and other exploration expense should also be reduced.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $57,459,000 and $29,125,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 and December 31, 2013, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $97,435,000 as of September 30, 2014, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $84,163,000 as of September 30, 2014.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.  Cash balances were increased during the current period from $60,733,000 as of year-end 2013 when the Company was able to reduce prepayments for crude oil supply and reduce working crude oil inventory balances.  In addition, the Company reduced accounts receivable and increased cash balances with early payments from customers in order to maintain their credit terms.

From time to time, the Company may make cash prepayments to certain suppliers of crude oil for the Company’s marketing operations.  Such prepayments totaled $5,000,000 as of September 30, 2014.  Prepayment amounts are recouped and advanced from day-to-day as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” serve to reduce accounts payable as of the balance sheet date.  The Company also requires certain counterparties to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments received from customers serve to reduce accounts receivable as of the balance sheet date.  Such cash collateral held by the Company totaled $13,319,000 as of September 30, 2014.  Management believes current cash balances, together with expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Capital expenditures during the first nine months of 2014 included $15,588,000 for marketing and transportation equipment additions and $7,067,000 in property additions associated with oil and gas exploration and production activities.  For the remainder of 2014, the Company anticipates expending an additional approximate $2 million within the crude oil marketing operation to expand its truck and trailer fleet and to expand barge loading facilities.  The transportation segment anticipates expending approximately $2 million toward equipment replacements and expansion while the oil and gas operation will expend approximately $1.5 million on drilling projects for the remainder of 2014.  For 2015, the Company anticipates investing approximately $11 million to expand its crude oil barge facilities and approximately $5 million to improve its chemical hauling truck facilities.  In addition, approximately $8 million is anticipated for investment in oil and gas development projects in 2015.

Historically, the Company paid an annual dividend in the fourth quarter of each year until June 17, 2013 when the Company initiated payment of a quarterly dividend.  A quarterly dividend of $0.22 per common share or $928,000 was paid during each of the first three quarters of 2014.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended September 30, 2014 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Item 4.  Disclosure Controls and Procedures

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (‟COSO”) issued an updated version of its Internal Control – Integrated Framework (the ‟2013 Framework”).  Originally issued in 1992 (the ‟1992 Framework”), the Framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework.  As of September 30, 2014, the Company continues to utilize the 1992 Framework during its transition to the 2013 Framework by the end of 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During 2013 and continuing in 2014, Adams Resources Exploration Corporation was noticed as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  The Company is currently named as a defendant in four such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  In August 2014, the Company was dismissed from a similar suit styled Edward Conner, et. al. v. Adams Resources Exploration Corporation dated October 2013.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of June 30, 2014, the Company has accrued $200,000 of future legal costs for these matters.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 7, 2014	By /s/Frank T. Webster
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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Nine Months Ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheets – September 30, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.