Form 10-K
period 2014-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2015-03-13
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2014
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
YES ___NO      X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2014 was $172,042,728 based on the closing price of $78.13 per one share of common stock as reported on the NYSE MKT for such date.  A total of 4,217,596 shares of Common Stock were outstanding at March 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2015 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements –Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2014 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, such forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Items 1 and 2.  BUSINESS AND PROPERTIES

Business Activities

Adams Resources & Energy, Inc. (‟ARE”), a Delaware corporation organized in 1973, and its subsidiaries (collectively, the ‟Company”), are engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals, and oil and gas exploration and production.    The Company’s headquarters are located in 23,450 square feet of office space located at 17 South Briar Hollow Lane Suite 100, Houston, Texas 77027 and the telephone number of that address is (713) 881-3600.  The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2014 are set forth in Note (8) to the Consolidated Financial Statements included elsewhere herein.

Marketing Segment Subsidiary

Gulfmark Energy, Inc. (‟Gulfmark”), a subsidiary of ARE, purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan and North Dakota. Gulfmark operates 205 tractor-trailer rigs and maintains over 121 pipeline inventory locations or injection stations.  Gulfmark has the ability to barge oil from four oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 400,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for its products. During 2014, Gulfmark purchased approximately 117,100 barrels per day of crude oil at the field (wellhead) level. Gulfmark delivers physical supplies to refiner customers or enters into commodity exchange transactions when the cost to exchange is less than the alternate cost to transport or store the crude oil.  During 2014, Gulfmark had sales to two customers that comprised 20.3 percent 14.0 percent, respectively, of total Company wide revenues.  Management believes that a loss of any of these customers would not have a material adverse effect on the Company’s operations.  See discussion under ‟Concentration of Credit Risk” in Note (3) to Consolidated Financial Statements.

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

Transportation Segment Subsidiary

Service Transport Company (‟STC”), a subsidiary of ARE, transports liquid chemicals on a ‟for hire” basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list.  Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the United States Department of Transportation (‟DOT”).   STC operates 308 truck tractors of which 285 are Company owned with 23 independent owner-operator units.  The Company also owns and operates 509 tank trailers.  In addition, STC operates truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 22 Company-owned acres in Houston, Texas.  This property includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system.  The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

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

Oil and Gas Segment Subsidiary

Adams Resources Exploration Corporation (‟AREC”), a subsidiary of ARE, is actively engaged in the exploration and development of domestic oil and natural gas properties primarily in Texas and the south central region of the United States. AREC’s offices are maintained in Houston and the Company holds an interest in 514 producing wells of which 29 are Company operated.

Producing Wells--The following table sets forth the Company’s gross and net productive wells as of December 31, 2014. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	247	8.11	149	11.46	396	19.57
Other	93	3.42	25	.61	118	4.03
	340	11.53	174	12.07	514	23.60

Acreage--The following table sets forth the Company’s gross and net developed and undeveloped acreage as of December 31, 2014.  Gross acreage represents the Company’s direct ownership and net acreage represents the sum of the fractional interests owned.  The Company’s developed acreage is held by current production while undeveloped acreage is held by oil and gas leases with various remaining terms, production from non-owned shallow wells, or other contractual provisions delaying termination of leasehold rights.   The Company’s ownership in undeveloped acreage is substantially all in the form of a non-operated minority interest.  As such, the Company relies on the third party operator to manage the lease holdings.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Texas	128,780	10,556	118,731	13,911
Kansas	1,018	51	14,784	739
North Dakota	-	-	13,000	1,300
Other	3,478	339	6,065	2,120
	133,276	10,946	152,580	18,070

Drilling Activity--The following table sets forth the Company’s drilling activity for each of the three years ended December 31, 2014.  All drilling activity was onshore in Texas, Louisiana and Kansas.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	-	-	-	-	-	-
- Dry	4	.40	3	.38	-	-

Development wells drilled
- Productive	46	.83	77	1.40	109	2.40
- Dry	3	.43	-	-	-	-
	53	1.66	80	1.78	109	2.40

Production and Reserve Information--The Company’s estimated net quantities of proved oil and natural gas reserves and the standardized measure of discounted future net cash flows, calculated at a 10% discount rate, for the three years ended December 31, 2014, are presented in the table below (in thousands):

	December 31,
	2014	2013	2012
Crude oil (thousands of barrels)	318	368	307
Natural gas (thousands of mcf)	5,611	6,286	8,837
Standardized measure of oil and gas reserves	$15,744	$17,836	$16,355

The estimated value of oil and natural gas reserves and future net revenues from oil and natural gas reserves was made by the Company’s independent petroleum engineers.  The reserve value estimates provided at each of December 31, 2014, 2013 and 2012 are based on market prices of $89.60, $94.99 and $93.85 per barrel for crude oil and $5.42, $4.69 and $3.51 per thousand cubic feet (‟mcf”) for natural gas, respectively.  Such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations.  The prices reported in the reserve disclosures for natural gas include the value of associated natural gas liquids.  Hydrocarbon prices declined significantly during the fourth quarter of 2014. Realized domestic crude oil prices averaged in the $54 per barrel range during the month of December with additional price declines continuing into 2015.

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

The Company’s net oil and natural gas production for the three years ended December 31, 2014 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2014	127,300	1,133,000
2013	102,300	1,608,000
2012	98,100	2,608,000

Certain financial information relating to the Company’s crude oil and natural gas exploration division revenues and earnings is summarized as follows:

	Years Ended December 31,
	2014	2013	2012
Average oil and condensate
sales price per barrel(1)	$63.64	$79.15	$84.39
Average natural gas
sales price per mcf	$4.65	$3.75	$2.94
Average production cost, per equivalent
barrel, charged to expense	$21.42	$15.54	$13.14

______________________________
(1) Average oil and condensate prices include the value of associated natural gas liquids.

The Company had no reports to federal authorities or agencies of estimated oil and gas reserves. The Company is not obligated to provide any fixed and determinable quantities of oil or gas in the future under existing contracts or agreements associated with its oil and gas exploration and production segment.

Environmental Compliance and Regulation

The Company is subject to an extensive variety of evolving federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. Presented below is a non-exclusive listing of the environmental laws that potentially impact the Company’s activities.

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state, and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.  The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business.  Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement actions which could materially and adversely affect the Company’s business.  The Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation. However, given the nature of the Company’s business, the Company is subject to environmental risks and the possibility remains that the Company’s ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private actions against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.  See “Item 1A. Risk Factors – Environmental liabilities and environmental regulations may have an adverse effect on the Company.”  At December 31, 2014, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2014, the Company employed 870 persons, 14 of whom were employed in the exploration and production of oil and gas, 401 in the marketing of crude oil, 436 in transportation operations, and 19 in administrative capacities.  None of the Company’s employees are represented by a union.  Management believes its employee relations are satisfactory.

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

The Company maintains a corporate website at http://www.adamsresources.com, on which investors may access free of charge the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as is reasonably practicable after filing or furnishing such material with the SEC.  Additionally, the Company has adopted and posted on its website a Code of Business Ethics designed to reflect requirements of the Sarbanes-Oxley Act of 2002, NYSE MKT Exchange rules and other applicable laws, rules and regulations. The Code of Business Ethics applies to all of the Company’s directors, officers and employees.  Any amendment to the Code of Business Ethics will be posted promptly on the Company’s website.  The information contained on or accessible from the Company’s website does not constitute a part of this report and is not incorporated by reference herein.  The Company will provide a printed copy of any of these aforementioned documents free of charge upon request by calling ARE at (713) 881-3600 or by writing to:

Adams Resources & Energy, Inc.
ATTN:  Richard B. Abshire
17 South Briar Hollow Lane, Suite 100
Houston, Texas 77027

Item 1A. RISK FACTORS

Economic developments could damage operations and materially reduce profitability and cash flows.

Potential disruptions in the credit markets and concerns about global economic growth could have a significant adverse impact on global financial markets and commodity prices.  Such factors could contribute to a decline in the Company’s stock price and corresponding market capitalization.  Should commodity prices experience a period of rapid decline, future earnings will be reduced.  Since the Company has neither bank debt obligations nor covenants tied to its stock price, potential declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets experience volatility and the availability of funds become limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

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

Potential climate change and efforts to regulate ‟greenhouse gas” (‟GHG”) emissions have the potential to adversely affect the Company’s business including negatively impacting the costs it incurs in providing its products and services, including costs to operate and maintain its facilities, install new emission controls on its facilities, acquire allowances to authorize its GHG emissions, pay any taxes related to GHG emissions, administer and manage a GHG emissions program, pay higher insurance premiums or accept greater risk of loss in areas affected by adverse weather and coastal regions in the event of rising sea levels.  In addition, the demand for and consumption of its products and services (due to change in both costs and weather patterns), and the economic health of the regions in which the Company operates, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing of the formation of a sink hole.  AREC is currently involved in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.    In August 2014, AREC was dismissed from a similar suit styled Edward Conner, et al v. Adams Resources Exploration Corporation dated October 2013.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2014 and 2013, the Company has accrued $500,000 and $200,000, respectively, of future legal and/or settlement costs for these matters.

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

The Company’s common stock is traded on the NYSE MKT under the ticker symbol ‟AE”.  The following table sets forth the high and low sales prices of the common stock as reported by the NYSE MKT for each calendar quarter since January 1, 2013.

	American Stock Exchange
	High	Low
2014
First Quarter	$90.28	$57.19
Second Quarter	81.50	56.08
Third Quarter	79.61	44.26
Fourth Quarter	50.54	38.58

2013
First Quarter	$55.82	$33.75
Second Quarter	70.80	43.00
Third Quarter	71.77	54.86
Fourth Quarter	70.01	47.46

The Company has no securities authorized for issuance under equity compensation plans.  The Company made no repurchases of its stock during 2014 and 2013.

During each of March, June, September and December 2014 the Company paid to its common shareholders a quarterly cash dividend of $.22 per common share.  In each of June, September and December 2013 the Company paid a quarterly cash dividend of $.22 per common share to its common stockholders.  Such dividends totaled $3,711,544 and $2,783,658 for 2014 and 2013, respectively.

Performance Graph

The performance graph shown below was prepared under the applicable rules of the SEC based on data supplied by Research Data Group.  The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time.  The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2009 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note:  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/09	12/10	12/11	12/12	12/13	12/14

Adams Resources & Energy, Inc.	100.00	112.83	138.10	169.55	334.76	247.79
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Integrated Oil & Gas	100.00	118.84	136.39	139.41	169.42	158.02

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Marketing	$4,050,497	$3,863,057	$3,292,948	$2,961,176	$2,005,301
Transportation	68,968	68,783	67,183	63,501	56,867
Oil and natural gas	13,361	14,129	15,954	14,060	11,021
	$4,132,826	$3,945,969	$3,376,085	$3,038,737	$2,073,189
Operating earnings (loss):
Marketing	$20,854	$40,369	$46,145	$49,237	$13,530
Transportation	4,750	5,180	10,253	8,521	6,623
Oil and gas operations	(10,038)	(2,113)	(5,835)	(16,797)	(1,801)
Oil and gas property sale	2,528	-	2,203	2,923	-
General and administrative	(8,613)	(9,060)	(8,810)	(8,678)	(7,858)
	9,481	34,376	43,956	35,206	10,494
Other income (expense):
Interest income	301	198	190	237	191
Interest expense	(2)	(24)	(10)	(8)	(36)
Earnings (loss) from continuing operations
before income taxes	9,780	34,550	44,136	35,435	10,649

Income tax (provision)	(3,561)	(12,429)	(16,664)	(12,717)	(3,352)

Earnings from continuing
Operations	6,219	22,121	27,472	22,718	7,297
Earnings (loss) from discontinued
operations, net of taxes	304	(511)	319	213	1,334

Net earnings	$6,523	$21,610	$27,791	$22,931	$8,631

Earnings (Loss) Per Share
From continuing operations	1.48	5.24	6.51	5.39	1.73
From discontinued operations	.07	(.12)	.08	(.05)	.32
Basic and diluted earnings per share	$1.55	$5.12	$6.59	$5.34	$2.05

Dividends per common share	$.88	$.66	$.62	$.57	$.54

Financial Position
Cash	$80,184	$60,733	$47,239	$37,066	$29,032
Net working capital	82,342	79,561	58,474	48,871	39,978
Total assets	340,814	448,082	419,501	378,840	301,305
Long-term debt	-	-	-	-	-
Shareholders’ equity	157,497	154,685	135,858	110,682	90,155
Dividends on common shares	3,711	2,783	2,615	2,404	2,277
________________________________
Notes:
In 2014, 2012 and 2011, certain oil and natural gas producing properties were sold for $4.1 million, $3.6 million and $6.6 million producing net gains of $2.5 million, $2.2 million and $2.9 million, respectively.
The 2014, 2013, 2012 and 2011 oil and gas operating losses include property impairments totaling $8.0 million, $2.6 million, $4.7 million and $14.8 million, respectively.  These impairments were recorded following declining crude oil prices in 2014, unfavorable drilling results in 2013 and declining natural gas prices in 2012 and 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Crude oil marketing revenues, operating earnings, depreciation and certain costs are as follows (in thousands):
	2014	2013	2012

Revenues	$4,050,497	$3,863,057	$3,292,948

Operating earnings	$20,854	$40,369	$46,145

Depreciation	$9,626	$7,682	$5,945

Driver commissions	$21,744	$19,478	$15,151

Insurance	$7,446	$7,659	$5,241

Fuel	$14,851	$13,808	$11,617

Supplemental volume and price information:

	2014	2013	2012
Field Level Purchases per day (1)
Crude Oil – barrels	117,100	106,000	89,200

Average Purchase Price
Crude Oil – per barrel	$89.40	$99.57	$99.66

(1) Reflects the volume purchased from third parties at the field level of operations.

Increasing crude oil revenues in 2014 and 2013 relative to 2012 resulted from increased field level purchase volumes partially offset by reduced average prices in 2014, as shown in the table above.  Volume increases stemmed from new production established by the Company’s customer base in the Eagle Ford shale trend of South Texas beginning in 2011, coupled with new operations established during 2013 in the Bakken field of North Dakota.  While revenues were increasing during 2014, the Company’s accounts receivable balance as of December 31, 2014 was reduced by 41 percent relative to December 31, 2013.  This apparent contradiction results because year-end accounts receivable balances are substantially based on crude oil sales activity for the month of December only.  Crude oil prices declined significantly in December 2014 leading to the reduced accounts receivable balance.  By comparison, crude oil supply prices in December 2014 were in the $54 per barrel range versus $93 per barrel in December 2013.  Reported amounts and values for crude oil inventories as of December 31, 2014 were similarly affected relative to such reported amounts for 2013.

-	Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory liquidation and valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during 2014, 2013 and 2012, the net impact yielded inventory valuation losses totaling $14,247,000, $3,824,000 and $1,596,000, respectively.    As of December 31, 2014, the Company held 292,355 barrels of crude oil inventory at a composite average price of $46.11 per barrel.  As of December 31, 2013, the Company held 303,633 barrels of crude oil inventory at a composite average price of $90.06 per barrel.

Crude oil marketing operating earnings are also affected by the valuations of the Company’s forward month commodity contracts (derivative instruments) as of the various report dates.  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level).  Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not subject to fair value treatment.  For derivative instruments, the recognition of ‟mark-to-market” gains and losses is required at each period end.

The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized in the following reconciliation from a GAAP to a non-GAAP measure (in thousands):

	2014	2013	2012

As reported segment operating earnings	$20,854	$40,369	$46,145
Add (less) -
Inventory liquidation (gains) losses	14,247	3,824	1,596
Derivative valuation (gains) losses	(312)	193	2,001

Field level operating earnings(1)	$34,789	$44,386	$49,742

____________________________________
(1)
Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivering it to market sales points.  Comparative field level operating earnings decreased in 2014 relative to 2013 and in 2013 relative to 2012 as competition and additional industry infrastructure development progressed in the region.  Previously a key factor in unit margins was the value difference between the value of crude oil supply in the mid-continent region of the United States versus crude oil supply costs in the eastern region of the United States. The Company was able to capture some of this value difference by shipping crude oil from the Texas Gulf Coast to points east.     Due to competitive pressures during 2014, the opportunities for the Company to capture this location based unit value difference evaporated which reduced earnings.  Further, driver commission rates increased in 2014 and 2013 and a combination of higher mileage and higher accident frequency increased insurance costs in beginning 2013.

Recent declines in crude oil prices are expected to slow the volume growth from South Texas and North Dakota sourced production as these regions become less economic to develop.  As a result, the Company does not anticipate significant volume growth during 2015.  Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See ‟Item 1A, Risk Factors – Fluctuations in oil and gas prices could have an adverse effect on the Company”.

-           Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2014		2013		2012
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$68,968	.3%	$68,783	2%	$67,183	6%

Operating earnings	$4,750	(8.3)%	$5,180	(49)%	$10,253	20%

Depreciation	$7,416	4.5%	$7,099	20%	$5,921	51%

Driver commissions	$13,428	2.1%	$13,152	3%	$12,773	3%

Insurance	$5,574	(6.1)%	$5,937	20%	$4,933	2%

Diesel fuel	$13,487	(9.0)%	$14,813	2%	$14,516	-

Maintenance Expense	$6,143	12.4%	$5,464	24.6%	$4,386	(8)%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

Transportation segment revenues were consistent and strong for the comparative periods due to consistent customer demand.    Operating earnings for 2014 and 2013 were adversely impacted by increased depreciation, insurance and maintenance costs as shown above.  Maintenance expense increased beginning in 2013 in large part due to increased environmental compliance costs.  Diesel fuel costs began to recede during the fourth quarter of 2014 following crude oil price declines.  The impact on margins is mitigated however due to the fuel surcharge provision in chemical hauling contracts.

Transportation segment depreciation increased beginning in 2013 as older fully depreciated tractor units were replaced with new model year vehicles.  During 2014, the Company replaced 40 truck-tractors with new equipment while also purchasing 30 trailers to add to the fleet.  During 2013, the Company purchased 35 new trailers with 17 serving as replacements.  Over the course of the year 2012, the Company replaced 125 truck-tractors and one trailer.  Operating earnings for 2014 and 2012 benefitted from gains totaling $432,000 and $2.6 million, respectively, from the sale of used equipment following the purchase of new truck replacements.  Such sales did not occur in 2013 within the transportation segment.

The Company’s customers predominately consist of the domestic petrochemical industry.  Contributing to customer demand is low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals.  With strengthening demand, industry capacity has been strained allowing for rate increases and an opportunity for increased profitability.  However, an industry wide shortage of qualified drivers has affected the Company by suppressing current year revenues and results of operations.  In addition, the recent strengthening of the U. S. dollar relative to foreign currency may weaken demand for U. S. sourced petrochemical products.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This trend exists because the fixed cost components of the Company’s operation do not vary with changing revenues.  As currently configured, operating earnings achieve break-even levels when annual revenues average approximately $54 million.  Above that level, operating earnings will grow and below that level, losses result.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas production volumes and prices.  Comparative amounts for revenues, operating earnings and depreciation and depletion were as follows (in thousands):

	2014		2013		2012
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)
Revenues	$13,361	(5.4)%	$14,129	(11)%	$15,954	13%

Operating earnings (loss)(2)	(7,510)	181.4%	(2,113)	42%	(3,632)	(74)%

Depreciation and depletion	7,573	1.1%	7,494	(15)%	8,848	7%

Producing property impairments	(4,001)	77.6%	1,373	(71)%	4,699	(34)%
______________
(1)	Represents the percentage increase (decrease) from the prior year.
(2)	Includes gains from property sales of $2.5 million and $2.2 million in 2014 and 2012, respectively.

As shown in the table below, declining crude oil prices and natural gas volumes acted to reduce oil and gas earnings for the comparative years presented.  Such volume decrease resulted from normal production declines as persistently low prices curtailed the development of natural gas properties in recent years.  Contributing to operating losses were producing property impairments as well as increased prospect impairment expense as shown above and in the second table below.  Property impairments resulted in 2014 following a fourth quarter decline in crude oil prices while impairments in 2013 followed adverse drilling results and the 2012 impairments followed declines in the then current and forward price for natural gas.

Comparative volumes and prices were as follows:

	2014		2013		2012

Production Volumes
- Crude oil	127,300	Bbls	102,300	Bbls	98,100	Bbls
- Natural gas	1,133,000	Mcf	1,608,000	Mcf	2,608,000	Mcf

Average Price
- Crude oil(1)	$63.64	Bbls	$79.15	Bbls	$84.39	Bbls
- Natural gas	$4.65	Mcf	$3.75	Mcf	$2.94	Mcf

___________________________

(1)	Crude oil prices and volumes include the sale of associated natural gas liquids production.

Comparative exploration and prospect impairment costs were as follows (in thousands):

	2014	2013	2012
Dry hole expense	$1,034	$233	$43
Prospect impairment	4,008	1,257	856
Seismic and geological	12	129	252

Total	$5,054	$1,619	$1,151

During 2014, the Company participated in the drilling of 53 wells with seven dry holes. Additionally, the Company had 25 wells in process on December 31, 2014 with completion of two such wells being held pending crude oil price improvements while completion of the other 23 wells should occur during 2015.  Converting natural gas volumes to equate with crude oil volumes at a ratio of six to one, production volumes and proved reserve changes summarize as follows, on an equivalent barrel (Eq. Bbls) basis:

	2014	2013	2012
	(Eq. Bbls.)	(Eq. Bbls.)	(Eq. Bbls.)
Proved reserves – beginning of year	1,416,000	1,779,000	1,907,000
Estimated reserve additions	131,000	267,000	537,000
Production volumes	(316,000)	(370,000)	(533,000)
Producing properties sold	(104,000)	(5,000)	(71,000)
Revisions of previous estimates	126,000	(255,000)	(61,000)
Proved reserves - end of year	1,253,000	1,416,000	1,779,000

For 2014 and for the three year period ended December 31, 2014, estimated reserve additions represented 41 percent and 77 percent, respectively, of production volumes.  Such reserve additions resulted from active drilling efforts during the periods presented.

The Company’s current drilling and exploration efforts are focused in West Texas where the Company holds an approximate 2 percent working interest in 49,015 gross acres located in Irion and Crockett Counties, Texas for the purpose of developing the Wolfcamp Shale.  A total of 234 wells have been drilled through December 31, 2014 with 222 wells on production and 12 wells awaiting completion.  Production from the Wolfcamp area is oil-rich with large amounts of gas and natural gas liquids.  With the present low price environment for both crude oil and natural gas, a reduced level of Wolfcamp drilling is anticipated in 2015 with seven wells scheduled for drilling during the year.

In addition to the continued, but reduced, Wolfcamp development effort, the Company believes that conventional oil and gas drilling opportunities may materialize during 2015 in Texas, Kansas, Wyoming and North Dakota.  The Company also holds an interest in approximately 46,000 acres in Fayette and Lavaca Counties, Texas with a goal of extending the producing area of the Eagle Ford Shale trend.  However, given the current price environment, significant development of this property is not likely at present.  The Company also maintains a fractional interest in 98 wells on approximately 76,157 acres in the East Texas – Haynesville trend.  The Haynesville program is a natural gas development play with all acreage currently held by production.  Further development of this property is contingent on increased natural gas prices.

-	Oil and gas property sales

During 2014, the Company sold, to third parties, its interest in certain Oklahoma and Texas properties for proceeds totaling $2,553,000 and half of its interest in certain South Texas (Lavaca County) properties for proceeds totaling $1,509,000.  Combined, the Company recorded a $2,528,000 pre-tax gain from these transactions.  The Company retained an interest in the South Texas properties as development of such project continues, although the Company chose to reduce its level of risk associated with the development. The other Texas and Oklahoma properties were sold because they were nearing the end of their economic life.

In 2012, the Company sold, to third parties, its interest in two separate oil and gas producing properties.  One of the properties was located on-shore in Texas with the second property located in federal waters offshore Louisiana.  Proceeds from these two sales totaled $3,049,000 and the Company recorded a $1,728,000 pre-tax gain.  Because both properties had depleted substantially from their initial productive period, the sales were consummated before the properties lost further value.  Additionally in 2012, the Company sold to a third party fifty percent of its interest in certain Kansas oil and gas properties in order to spur further development on the properties.  Total proceeds were $578,000 and the Company recorded a $475,000 pre-tax gain on this sale.

-	General and administrative expense, interest income and income tax

General and administrative expenses and interest income were generally consistent during the periods presented.  The provision for income taxes is based on federal and state tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Discontinued operations

  During 2012, the Company sold contracts, inventory and certain equipment associated with its former refined products marketing segment and discontinued that operation.  A 2012 pre-tax gain totaling $808,000 net of wind-down costs, resulted from this sale.  In 2014, the Company sold the warehouse and real estate used by this former operation for $664,000 in cash resulting in a pre-tax gain on sale of $533,000, with such gain reported in discontinued operations for 2014.  Additionally,  effective October 31, 2013 the Company completed an orderly wind-down and closure of its natural gas marketing segment due to inadequate earnings.  The Company incurred employee severance and other shut-down costs totaling $416,000 as a result of this event.  All obligations were satisfied and no further matters are anticipated.  See also Note (9) – ‟Discontinued Operations” to Consolidated Financial Statements.

-	Outlook

Recent declines in crude oil prices could adversely impact the crude oil marketing operations as the Company’s suppliers curtail drilling efforts.  Although the goal is to at least maintain current supply volumes. such effort may be at the expense of reduced unit margins.    Demand for transportation services remains strong but driver shortages and persistently high operating costs have limited profitability within this segment.  For the oil and gas production business, declining volumes and reduced prices will suppress earnings.  However, the periodic charges for depletion and amortization expenses will be reduced in 2015 following the write-down of oil and gas property costs in 2014.

The Company has the following major objectives for 2015:

-	Manage declining marketing segment unit margins to maintain operating earnings at the $25 million level exclusive of inventory valuation gains or losses.

-
Solve the driver shortage problem and establish transportation segment operating earnings at the $5 million level.  This initiative may be aided by the expected slowdown in the 2015 demand for oil and gas field services.

-
Restrict oil and gas segment operating activity to limited development drilling and only those projects that are economically viable in the current low price scenario.  Given the present low price environment, an operating loss at the $2 million level is anticipated in 2015 for this segment.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided from operating activities, which was $47,133,000, $43,976,000 and $54,494,000 for each of 2014, 2013 and 2012, respectively.  As of December 31, 2014 and 2013, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $80,184,000 as of December 31, 2014, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $82,342,000 as of December 31, 2014.  The Company relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.  Cash balances were increased during the current period from $60,733,000 as of year-end 2013 when the Company was able to reduce prepayments and early payments for crude oil supply consistent with the reduced year-end 2014 commodity value for crude oil.

At various times during each month, the Company makes cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within the marketing operations.  Crude oil supply prepayments totaled $7,872,000 as of December 31, 2014 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” reduce cash and accounts payable as of the balance sheet date and totaled $35,500,000 as of December 31, 2014.  The Company also requires certain counterparties to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments and cash collateral received from customers increases cash and reduces accounts receivable as of the balance sheet date.  Early payments received totaled $57,404,000 and cash collateral held by the Company totaled $8,594,000 as of December 31, 2014, respectively.

The Company maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit to suppliers of crude oil.  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil supply.  As of December 31, 2014, letters of credit outstanding totaled $15.3 million.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its marketing, transportation and exploration businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for commitments totaling $18,273,000 associated with barge affreightment contracts, storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital expenditures during 2014 included $22,592,000 for marketing and transportation equipment additions, primarily consisting of truck-tractors, and $7,931,000 in property additions associated with oil and gas exploration and production activities.  For 2015, the Company anticipates expending approximately $3.5 million on oil and gas development and exploration projects and approximately $4.6 million  within the transportation segment for facilities expansion and upgrades.  Capital expenditures in 2015 for the marketing segment will in large part depend on the evolving situation for crude oil prices.  Opportunities exist for expansion of both the trucking and barging aspects of the Company’s marketing business and such capital expenditure decision will be made at the time of implementation. Funding for 2015 projects will be from operating cash flow and available working capital.

Historically, the Company paid an annual dividend in the fourth quarter of each year, and a $.62 per common share dividend or $2,615,000 was paid to shareholders of record as of December 3, 2012.  On June 17, 2013, the Company initiated a quarterly dividend of $.22 per common share or $928,000.  Quarterly dividends of $.22 per common share or $928,000 were also paid during both the third and fourth quarters of 2013 and during each of the four quarters of 2014.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations (see ‟Item 1A. Risk Factors”).

Off-balance Sheet Arrangements

The Company maintains certain operating lease arrangements with independent truck owner-operators for use of their equipment and driver services on a month-to-month basis.  In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  Such contracts require certain minimum monthly payments for the term of the contracts.   All operating lease commitments qualify for off-balance sheet treatment.  Rental expense for the years ended December 31, 2014, 2013, and 2012 was $9,755,000, $8,281,000 and $8,110,000, respectively.  As of December 31, 2014, rental commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years are payable as follows:  2015 - $6,075,000; 2016 - $6,118,000; 2017 - $4,106,000; 2018 - $1,666,000; 2019 – $308,000 and none thereafter.

Contractual Cash Obligations

The Company has no capital lease obligations.  The Company has entered into certain operating lease arrangements and terminal access agreements for tankage, barges and office space.  Funding for these obligations will be from general working capital.    A summary of the lease payment periods for contractual cash obligations is as follows (in thousands):

2015	2016	2017	2018	2019	Thereafter	Total

$6,075	$6,118	$4,106	$1,666	$308	$-	$18,273

In addition to its lease obligations, the Company is also committed to purchase certain quantities of crude oil in connection with its marketing activities.  Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations.  Approximate commodity purchase obligations as of December 31, 2014 are as follows (in thousands):

January	Remaining
2015	2015	2016	2017	Thereafter	Total
$172,883	$420	$-	$-	$-	$173,303

Insurance

From time to time, the marketplace for all forms of insurance enters into periods of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable.  The Company’s primary insurance needs are workers’ compensation, automobile and umbrella coverage for its trucking fleet and medical insurance for its employees.  During each of 2014, 2013 and 2012, insurance costs totaled $14.8 million, $14.9 million and $11.5 million, respectively with 2013 costs elevated due to adverse claims experience.  Insurance costs may experience rate increases during 2015 subject to market conditions and claims experience.  Because the Company is generally unable to pass on such cost increases, any increase must be absorbed by existing operations.

Competition

In all phases of its operations, the Company encounters strong competition from a number of entities. Many of these competitors possess financial resources substantially in excess of those of the Company. The Company faces competition principally in establishing trade credit, pricing of available materials and quality of service, as well as for the acquisition of mineral properties. The Company’s marketing division competes with major oil companies and other large industrial concerns that own or control significant refining and marketing facilities.  These major oil companies may offer their products to others on more favorable terms than those available to the Company.  From time to time in recent years, there have been supply imbalances for crude oil and natural gas in the marketplace.  This in turn has led to significant fluctuations in prices for crude oil and natural gas. As a result, there is a high degree of uncertainty regarding both the future market price for crude oil and natural gas and the available margin spread between wholesale acquisition costs and sales realization.

Critical Accounting Policies and Use of Estimates

Fair Value Accounting

The Company enters into certain forward commodity contracts that are required to be recorded at fair value and such contracts are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during 2014, 2013 and 2012.

The Company utilizes a market approach to valuing its commodity contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts that typically have durations of less than 18 months.  As of December 31, 2014, all of the Company’s market value measurements were based on either quoted prices in active markets (Level 1 inputs) or from inputs based on observable market data (Level 2 inputs). See discussion under ‟Fair Value Measurements” in Note (1) to the Consolidated Financial Statements.

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

Due to the volume and complexity of transactions and the high degree of interdependence with third parties, this is a difficult area to control and manage.  The Company manages this process by participating in a monthly settlement process with each of its counterparties.  Ongoing account balances are monitored monthly and the Company attempts to gain the cooperation of such counterparties to reconcile outstanding balances.  The Company also places great emphasis on collecting cash balances due and paying only bonafide and properly supported claims.  In addition, the Company maintains and monitors its bad debt allowance.  Nevertheless a degree of risk remains due to the custom and practices of the industry.

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

Contingencies

AREC is named as a defendant in a number of Louisiana based lawsuits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging oil and gas production subsidence contributing to the formation of a sink hole.  AREC is currently named as a defendant in three such suits.    While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2014 and 2013, the Company has accrued $500,000 and $200,000, respectively, of future legal and/or settlement costs for these matters.

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

Revenue Recognition

The Company’s crude oil marketing customers are invoiced monthly based on contractually agreed upon terms.  Revenue is recognized in the month in which the physical product is delivered to the customer.  Where required, the Company also recognizes fair value or mark-to-market gains and losses related to its commodity activities. See discussion under ‟Revenue Recognition” in Note (1) to the Consolidated Financial Statements.

Transportation segment customers are invoiced, and the related revenue is recognized as the service is provided.  Oil and natural gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and natural gas passes to the purchaser.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (‟FASB”) issued updated guidance changing the criteria for reporting discontinued operations including enhanced disclosure requirements.  Under the new guidance, only activities representing a strategic shift in operations are presented as discontinued operations.  Such strategic shifts are those having a major effect on the organization’s operations and financial results.  The Company adopted the new guidance effective July 1, 2014 and the adoption did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition.  The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance is effective January 1, 2017.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  Management is currently evaluating the impact of these amendments on the Company’s Consolidated Financial Statements and the transition alternatives.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management does not expect the adoption of this guidance to have an impact on the Consolidated Financial Statements.

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

Interest Rate Risk

The Company had no long-term debt outstanding at December 31, 2014 and 2013.  A hypothetical ten percent adverse change in the floating rate would not have a material effect on the Company’s results of operations for the fiscal year ended December 31, 2014.

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

Historically, prices received for oil and natural gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2013 through December 31, 2014, the Company’s crude oil monthly average wholesale purchase costs ranged from an average low of $54.60 per barrel to a monthly average high of $105.44 per barrel during the same period. A hypothetical ten percent additional adverse change in average hydrocarbon prices, assuming no changes in volume levels, would have reduced earnings by approximately $2,684,000 and $4,173,000 for the comparative years ended December 31, 2014 and 2013, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	31

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2014 and 2013	32

Consolidated Statements of Operations for the Years Ended
December 31, 2014, 2013 and 2012	33

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2014, 2013 and 2012	34

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2014, 2013 and 2012	35

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas
March 13, 2015

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31,
ASSETS	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$80,184	$60,733
Accounts receivable, net of allowance for doubtful accounts of
$179 and $252, respectively	144,434	243,930
Inventories	13,481	27,616
Fair value contracts	936	395
Income tax receivable	970	2,097
Prepayments	10,940	16,779
Current assets of discontinued operations	-	180

Total current assets	250,945	351,730

PROPERTY AND EQUIPMENT:
Marketing	65,865	52,996
Transportation	63,239	59,185
Oil and gas (successful efforts method)	88,661	98,947
Other	186	1,305
	217,951	212,433

Less – Accumulated depreciation, depletion and amortization	(133,080)	(120,568)
	84,871	91,865
OTHER ASSETS:
Cash deposits and other	4,998	4,487
	$340,814	$448,082
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$160,743	$266,099
Accounts payable – related party	51	38
Fair value contracts	943	-
Accrued and other liabilities	6,208	5,583
Current deferred income taxes	658	358
Current liabilities of discontinued operations	-	91
Total current liabilities	168,603	272,169

LONG-TERM DEBT	-	-

OTHER LIABILITIES:
Asset retirement obligations	2,464	2,564
Deferred taxes and other liabilities	12,250	18,664
	183,317	293,397
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	145,382	142,570
Total shareholders’ equity	157,497	154,685
	$340,814	$448,082

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
REVENUES:
Marketing	$4,050,497	$3,863,057	$3,292,948
Transportation	68,968	68,783	67,183
Oil and natural gas	13,361	14,129	15,954
	4,132,826	3,945,969	3,376,085
COSTS AND EXPENSES:
Marketing	4,020,017	3,815,006	3,240,858
Transportation	56,802	56,504	51,009
Oil and natural gas operations	15,826	8,748	12,941
Oil and natural gas property sale (gain)	(2,528)	-	(2,203)
General and administrative	8,613	9,060	8,810
Depreciation, depletion and amortization	24,615	22,275	20,714
	4,123,345	3,911,593	3,332,129

Operating Earnings	9,481	34,376	43,956

Other Income (Expense):
Interest income	301	198	190
Interest expense	(2)	(24)	(10)

Earnings from continuing operations before income taxes	9,780	34,550	44,136

Income Tax (Provision) Benefit:
Current	(9,712)	(9,269)	(11,286)
Deferred	6,151	(3,160)	(5,378)
	(3,561)	(12,429)	(16,664)
Earnings from continuing operations	6,219	22,121	27,472
Earnings (loss) from discontinued operations net of tax
(provision) benefit of $(163), $275 and $(172) respectively	304	(511)	319

Net Earnings	$6,523	$21,610	$27,791

EARNINGS PER SHARE:
From continuing operations	1.48	5.24	6.51
From discontinued operations	.07	(.12)	.08
Basic and diluted net earnings per share	$1.55	$5.12	$6.59

Dividends declared per common share	$.88	$.66	$.62

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2012	$422	$11,693	$98,567	$110,682
Net earnings	-	-	27,791	27,791
Dividends paid on common stock	-	-	(2,615)	(2,615)
BALANCE, December 31, 2012	$422	$11,693	123,743	135,858
Net earnings	-	-	21,610	21,610
Dividends paid on common stock	-	-	(2,783)	(2,783)
BALANCE, December 31, 2013	$422	$11,693	$142,570	$154,685
Net earnings	-	-	6,523	6,523
Dividends paid on common stock	-	-	(3,711)	(3,711)
BALANCE, December 31, 2014	$422	$11,693	$145,382	$157,497

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
CASH PROVIDED BY OPERATIONS:
Net earnings	$6,523	$21,610	$27,791
Adjustments to reconcile net earnings to net cash
from operating activities-
Depreciation, depletion and amortization	24,615	22,275	20,714
Property sales (gains) oil and gas	(2,528)	-	(2,203)
Property sale (gains) other	(1,028)	(683)	(4,095)
Dry hole costs incurred	1,034	233	43
Impairment of oil and natural gas properties	8,009	2,630	5,555
Provision for doubtful accounts	(73)	46	(51)
Deferred income taxes	(6,151)	3,161	5,378
Net change in fair value contracts	402	(389)	1,377
Decrease (increase) in accounts receivable	99,749	(4,770)	(4,820)
Decrease (increase) in inventories	14,135	606	(9,579)
Decrease (increase) in income tax receivable	1,127	(898)	(719)
Decrease (increase) in prepayments	5,839	(8,687)	2,559
Increase (decrease) in accounts payable	(104,887)	7,809	10,474
Increase (decrease) in accrued and other liabilities	448	(516)	1,227
Other changes, net	(81)	1,549	843
Net cash provided by operating activities	47,133	43,976	54,494

INVESTING ACTIVITIES:
Property and equipment additions	(30,523)	(27,602)	(51,012)
Insurance and state collateral (deposits) refunds	(493)	(1,179)	(582)
Proceeds from property sales	7,045	1,082	6,342
Proceeds from the sale of discontinued operations	-	-	3,546
Net cash (used in) investing activities	(23,971)	(27,699)	(41,706)

FINANCING ACTIVITIES:
Dividend payments	(3,711)	(2,783)	(2,615)
Net cash (used in) financing activities	(3,711)	(2,783)	(2,615)

Increase (decrease) in cash and cash equivalents	19,451	13,494	10,173

Cash and cash equivalents at beginning of year	60,733	47,239	37,066

Cash and cash equivalents at end of year	$80,184	$60,733	$47,239

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation (‟ARE”) together with its wholly owned subsidiaries (the ‟Company”) after elimination of all intercompany accounts and transactions.  The impact on the accompanying financial statements of events occurring after December 31, 2014 was evaluated through the date of issuance of these financial statements.

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

Allowance for Doubtful Accounts

Accounts receivable are the product of sales of crude oil and natural gas and the sale of trucking services.  Marketing segment wholesale level sales of crude oil comprise in excess of 90 percent of total accounts receivable and under industry practices, such items are ‟settled” and paid in cash within 20 days of the month following the transaction date.  For such receivables, an allowance for doubtful accounts is determined based on specific account identification.  The balance of accounts receivable results primarily from the sale of trucking services.  For this component of receivables, the allowance for doubtful accounts is determined based on a review of specific accounts combined with a review of the general status of the aging of all accounts.

Inventories

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of the Company’s crude oil marketing operations.  Crude oil inventory is carried at the lower of average cost or market.  Due to declining crude oil prices, for the years ended December 31, 2014 and 2013 the Company recorded inventory liquidation and valuation losses totaling $14,247,000 and $3,824,000, respectively.

Prepayments

The components of prepayments and other are as follows (in thousands):

	December 31,
	2014	2013
Cash collateral deposits for commodity purchases	$7,872	$13,705
Insurance premiums	2,316	2,490
Rents, license and other	752	584
	$10,940	$16,779

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of December 31, 2014 and 2013, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the years ended December 31, 2014, 2013 and 2012, there were $4,001,000, $1,373,000 and $4,699,000 respectively, of impairment provisions on producing oil and gas properties.

Fair value measurements for producing oil and gas properties that were subject to fair value impairment for the years ended December 31, 2014 and 2013 summarized as follows (in thousands):

	Producing Properties Subject to Fair Value Impairment
	2014	2013
Net book value at January 1	$10,180	$13,180
Property additions	469	5,661
Depletion taken	(1,792)	(3,727)
Impairment valuation loss	(4,001)	(1,373)
Net book value at December 31	$4,856	$13,741

Fair value measurements for producing oil and gas properties are based on Level 3 – Significant Unobservable Inputs – (see “Fair Value Measurements” below).

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as ‟unobservable or Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings.  Accordingly, impairment provisions on non-producing properties totaling $4,008,000, $1,257,000 and $856,000 were recorded for the years ending December 31, 2014, 2013 and 2012, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of remaining unamoritized oil and gas property carrying costs and categorize as follows (in thousands):

	December 31,	December 31,
	2014	2013

South Texas Project acreage	$357	$4,217
West Texas Project	-	116
Napoleonville Louisiana acreage	48	162
Other acreage areas	554	411
Total Non-producing Leasehold Costs	$959	$4,906

The South Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The ‟Other Acreage Areas” category consists of smaller onshore interests dispersed over a wide geographical area.  Since the Company is generally not the operator of its oil and gas property interests, it does not maintain underlying detail acreage data and is dependent on the operator when determining which specific acreage will ultimately be drilled.  However, the capitalized cost detail on a property-by-property basis is reviewed by management and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the ‟Other Acreage Areas” was as follows (in thousands):

	Leasehold Costs
	2014	2013
Net book value January 1	$411	$329
Property additions	580	304
Property sale	-	-
Impairments	(437)	(222)
Net book value December 31	$554	$411

During 2014, the Company sold substantially all of its producing property interests in Oklahoma.  Proceeds totaled $1,731,000 and the Company recorded a $1,149,000 pre-tax gain from this sale.  Also during 2014 the Company sold one-half of its interest in sections of its South Texas project interest.  Proceeds totaled $1,509,000 and the Company recorded a $632,000 pre-tax gain from this sale.  Certain other oil and gas property interests were also sold in 2014 for proceeds totaling $822,000 and gains totaling $747,000.  During 2012, the Company sold half of its interest in certain non-producing Kansas oil and gas properties.  Proceeds from the sale totaled $578,000 and the Company recorded a $475,000 pre-tax gain from this sale.  Also during 2012, the Company sold its interest in two oil and gas producing property units for total proceeds of $3,049,000.  The Company realized a $1,728,000 pre-tax gain from these two sales.

During 2014, 2013 and 2012, the Company sold certain used trucks and equipment from its marketing and transportation segments and recorded net pre-tax gains totaling $1,028,000, $683,000 and $2,482,000, respectively.

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

	December 31,
	2014	2013
Insurance collateral deposits	$4,536	$3,718
State collateral deposits	155	160
Materials and supplies	307	609
	$4,998	$4,487

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $1,272,034,000, $1,602,626,000 and $1,381,352,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Transportation segment customers are invoiced, and the related revenue is recognized as the service is provided. Oil and gas revenue from the Company’s interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within the segment and certain marketing and transportation equipment.  Stand-by letters of credit issued totaled $15.3 million and $14.6 million as of December 31, 2014 and 2013, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. subsidiary.  Such restrictions included the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $2,000, $24,000 and $10,000 during the years ended December 31, 2014, 2013 and 2012, respectively.  Federal and state income taxes paid during these same periods totaled $8,169,000, $9,949,000, and $12,650,000, respectively.  In addition, State income tax refunds totaled $18,615, $4,000 and $10,000 in 2014, 2013 and 2012, respectively.  Non-cash investing activities for property and equipment items included in accounts payable as of period end were $1,137,000, $1,507,000 and $2,419,000 as of December 31, 2014, 2013 and 2012, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2014, 2013 and 2012.  There were no potentially dilutive securities outstanding during those periods.

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

Income Taxes

Income taxes are accounted for using the asset and liability method.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis (See also Note (2).

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil.  The Company seeks to make a profit by procuring this commodity as it is produced and then delivering the material to end users or the intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  Some of these contracts meet the definition of a derivative instrument and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil wholesale distribution businesses. None of the Company’s derivative instruments have been designated as hedging instruments.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption ‟Fair Value Measurements”.

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2014 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$1,332	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	1,339	-
Less Counterparty Offsets	(396)	-	(396)	-
As Reported Fair Value Contracts	$936	$-	$943	$-

As of December 31, 2014, three purchase and sale contracts comprised the Company’s derivative valuations.  The purchase and sale contracts encompass approximately 294 barrels of crude oil per day in each of January and February 2015 and 129 barrels of crude oil per day in March through December 2015.

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

As of December 31, 2013, one 100,000 barrel crude oil commodity put option and one commodity purchase and sales contract comprised the Company’s derivative valuations.  The purchase and sale contract encompassed 175 barrels of crude oil per day in each of January and February 2014.

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of December 31, 2014 and 2013, the Company was not holding nor had it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	Gain (Loss)
Location	2014	2013	2012
Revenues – marketing	$312	$(193)	$(1,365)

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of December 31, 2014, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$1,332	$-	$(396)	$936
- Current liabilities	-	(1,339)	-	396	(943)
Net Value	$-	$(7)	$-	$-	$(7)

As of December 31, 2013, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$449	$-	$(54)	$395
- Current liabilities	-	(54)	-	54	-
Net Value	$-	$395	$-	$-	$395

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of December 31, 2014 and 2013, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, fair value assets and liabilities are included in their entirety in the fair value hierarchy.

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2014 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1,	$-	$395	$395
- Net realized (gains) losses	-	220	220
- Option gain	-	99	99
- Option collateral	-	(714)	(714)
- Net unrealized gains (losses)	-	(7)	(7)
Net Fair Value December 31,	$-	$(7)	$(7)

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

	2014	2013
Balance on January 1	$2,564	$1,886
-Liabilities incurred	111	431
-Accretion of discount	94	85
-Liabilities settled	(305)	(138)
-Revisions to estimates	-	300
Balance on December 31	$2,464	$2,564

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations.  Such cash deposits are included in other assets in the accompanying consolidated balance sheet.

Recent Accounts Pronouncement

In April 2014, the Financial Accounting Standards Board (‟FASB”) issued updated guidance changing the criteria for reporting discontinued operations including enhanced disclosure requirements.  Under the new guidance, only activities representing a strategic shift in operations are presented as discontinued operations.  Such strategic shifts are those having a major effect on the organization’s operations and financial results.  The Company adopted the new guidance effective July 1, 2014 and the adoption did not have a material effect on the Consolidated Financial Statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition.  The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance is effective for the annual period ending after December 15, 2016.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  Management is currently evaluating the impact of these amendments on the Company’s consolidated financial statements and the transition alternatives.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management does not expect the adoption of this guidance to have an impact on the Consolidated Financial Statements.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(2)  Income Taxes

The following table shows the components of the Company’s income tax (provision) benefit (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$(8,626)	$(8,102)	$(10,282)
State	(1,249)	(892)	(1,176)
	(9,875)	(8,994)	(11,458)
Deferred:
Federal	5,878	(2,682)	(4,940)
State	273	(478)	(438)
	6,151	(3,160)	(5,378)

	$(3,724)	$(12,154)	$(16,836)

The following table summarizes the components of the income tax (provision) benefit (in thousands):

	Years ended December 31,
	2014	2013	2012
From continuing operations	$(3,561)	$(12,429)	$(16,664)
From discontinued operations	(163)	275	(172)
	$(3,724)	$(12,154)	$(16,836)

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax (provision) as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Statutory federal income tax (provision) benefit	$(3,587)	$(11,819)	$(15,619)
State income tax (provision) benefit	(634)	(891)	(1,049)
Federal statutory depletion	549	522	36
Other	(52)	34	(204)
	$(3,724)	$(12,154)	$(16,836)

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in such items.  The components of the federal deferred tax asset (liability) are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Current deferred tax asset (liability)
Allowance for doubtful accounts	$62	$424
Prepaid and other insurance	(719)	(855)
Fair value contracts	(1)	73
Net current deferred liability	(658)	(358)

Long-term deferred tax asset (liability)
Property	(12,673)	(18,964)
Uniform capitalization	661	613
Other	(170)	(283)
Net long-term deferred tax liability	(12,182)	(18,634)
Net deferred tax liability	$(12,840)	$(18,992)

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

The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2011
Texas	2010
Louisiana	2011
Michigan	2011

(3)  Concentration of Credit Risk

Credit risk represents the amount of loss the Company would absorb if its customers fail to perform pursuant to contractual terms.  Management of credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer’s sensitivity to economic developments.  The Company has established various procedures to manage credit exposure, including initial credit approval, credit limits, and rights of offset.  Letters of credit and guarantees are also utilized to limit credit risk. Accounts receivable associated with crude oil marketing activities comprise approximately 90 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 20 days of the end of the month following a transaction.  The Company’s customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.

The Company’s largest customers consist of large multinational integrated oil companies and independent domestic refiners of crude oil.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users.  Within this group of customers, the Company generally derives approximately 50 percent of its revenues from three to five large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U.S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

During 2014, the Company had revenues from two customers that comprised 20.3 percent and 14.0 percent, respectively, of total revenues.  The Company had revenues from four customers in 2013 that comprised 18.5 percent, 17.7 percent, 15.8 percent and 10.4 percent of total revenues, respectively.  During 2012, three customers comprised 20.2 percent, 17.9 percent and 16.8 percent of total revenues.

As of December 31, 2014 the Company had accounts receivable from three customers that comprised 16.6 percent, 16.6 percent and 10.4 percent, respectively, of total accounts receivable.  As of December 31, 2013 the Company had accounts receivable from three customers that comprised 16.0 percent, 15.8 percent and 12.7 percent, respectively of total accounts receivables.  As of December 31, 2012 three customers comprised 22.1 percent, 21.4 percent and 11.4 percent, respectively, of total accounts receivable.

An allowance for doubtful accounts is provided where appropriate and accounts receivable presented herein are net of allowances for doubtful accounts of $179,000 and $252,000 at December 31, 2014 and 2013, respectively.

An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$252	$206	$357
Provisions for bad debts	50	147	-
Less: Write-offs and recoveries	(123)	(101)	(151)
Balance, end of year	$179	$252	$206

(4)  Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees.  The Company’s contributory expenses for the plan were $691,000, $674,000 and $645,000 in 2014, 2013 and 2012, respectively. No other pension or retirement plans are maintained by the Company.

(5)  Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation (‟AREC”).  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  As of December 31, 2014 and 2013, the Company owed a combined net total of $51,000 and $38,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $151,000, $152,000 and $152,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  For the years ended December 31, 2014, 2013 and 2012, the affiliated entities charged the Company $65,000, $69,000 and $64,000, respectively, of expense reimbursement and the Company charged the affiliates $42,000, $99,000 and $98,000, respectively, for such expense reimbursements. The Company also leases its corporate office space in a building operated by an affiliated entity.  The lease rental rate was determined by an independent appraisal.  Rental expense paid to the related party for 2014 and 2013 totaled $607,000 and $481,000, respectively.  Additionally, in 2014, the Company engaged a professional services firm controlled by Townes Pressler, a member of the Company’s Board of Directors, to conduct a crude oil supply availability study.  Total study costs incurred were $70,420.

(6)  Commitments and Contingencies

The Company maintains certain operating lease arrangements with independent truck owner-operators for use of their equipment and driver services on a month-to-month basis. In addition, the Company has entered into certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  All operating lease commitments qualify for off-balance sheet treatment.  Such contracts require certain minimum monthly payments for the term of the contracts.  Rental expense for the years ended December 31, 2014, 2013, and 2012 was $9,755,000, $8,281,000 and $8,110,000, respectively.  At December 31, 2014, commitments under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows:   2015 - $6,075,000; 2016 - $6,118,000; 2017 - $4,106,000; 2018 - $1,666,000; 2019 - $308,000 and none thereafter.

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to the Company or its insurance carrier of $2,585,000 and $1,796,000 as of December 31, 2014 and 2013, respectively.

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis and as claims are paid, the liability is relieved.  As of December 31, 2014 and 2013, accrued medical claims totaled $1,057,000 and $1,129,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for the calendar years 2014 and 2015.

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing of the formation of a sink hole.  AREC is currently involved in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.    In August 2014, AREC was dismissed from a similar suit styled Edward Conner, et al v. Adams Resources Exploration Corporation dated October 2013.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2014 and 2013, the Company has accrued $500,000 and $200,000, respectively, of future legal and/or settlement costs for these matters.

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

(7)  Guarantees

ARE issues parent guarantees of commitments associated with the activities of its subsidiary companies.  The guarantees generally result from subsidiary commodity purchase obligations, subsidiary operating lease commitments and subsidiary banking transactions.  The nature of such items is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations.  Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the Consolidated Financial Statements included herein.  Therefore, no such obligation is recorded again on the books of the parent.  The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company.  In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company.

As of December 31, 2014, parental guaranteed obligations are approximately as follows (in thousands):

	2015	2016	2017	2018	Thereafter	Total
Commodity purchases	$41,110	-	-	-	-	$41,110
Letters of credit	15,300	-	-	-	-	15,300
	$56,410	$-	$-	$-	$-	$56,410

Presently, neither ARE nor any of its subsidiaries has any other types of guarantees outstanding that require liability recognition.

(8)  Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment Operating		Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (loss)		Amortization	Additions
Year ended December 31, 2014-
Marketing	$4,050,497	$20,854	(1)	$9,626	$13,598
Transportation	68,968	4,750		7,416	8,994
Oil and gas	13,361	(7,510	)(2)	7,573	7,931
	$4,132,826	$18,094		$24,615	$30,523
Year ended December 31, 2013-
Marketing	$3,863,057	$40,369	(1)	$7,682	$11,343
Transportation	68,783	5,180		7,099	3,165
Oil and gas	14,129	(2,113	)(2)	7,494	13,094
	$3,945,969	$43,436		$22,275	$27,602
Year ended December 31, 2012-
Marketing	$3,292,948	$46,145	(1)	$5,945	$12,391
Transportation	67,183	10,253		5,921	15,538
Oil and gas	15,954	(3,632	)(2)	8,848	23,083
	$3,376,085	$52,766		$20,714	$51,012
__________________________________
(1) Marketing segment operating earnings included inventory liquidation and valuation losses totaling $14,247,000, $3,824,000 and $1,596,000 for 2014, 2013 and 2012, respectively.

(2) Oil and gas segment operating earnings include gains on property sales totaling $2,528,000 and $2,203,000 during 2014 and 2012, respectively, and property impairments totaling $8,009,000, $2,630,000 and $5,555,000 for 2014, 2013 and 2012, respectively.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Segment operating earnings	$18,094	$43,436	$52,766
- General and administrative expenses	(8,613)	(9,060)	(8,810)
Operating earnings	9,481	34,376	43,956
- Interest income	301	198	190
- Interest expense	(2)	(24)	(10)
Earnings from continuing operations before
income taxes and discontinued operations	$9,780	$34,550	$44,136

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Marketing	$189,332	$306,693	$277,920
Transportation	37,643	34,406	38,940
Oil and gas	25,888	37,093	35,788
Cash and other	87,951	69,890	66,853
	$340,814	$448,082	$419,501

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable, and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

(9)  Discontinued Operations

In February 2012, the Company completed the sale of contracts, inventory and certain equipment associated with the former refined products segment of its marketing business.  Revenues from this segment included in net earnings from discontinued operations totaled $25,717,000 for 2012.  The business had experienced marginal results including an operating loss during 2011.  The Company received $2 million in cash proceeds plus a cash payment of $1,546,000 for the agreed value of refined product inventories on the date of sale.  A pre-tax gain net of wind-down costs recognized from this transaction in 2012 totaled $808,000.  The Company’s fee interest in certain parcels of real estate were initially retained but were sold in 2014 for cash proceeds totaling $664,000 with a pre-tax gain of $553,000 included in 2014 results from discontinued operations.

Due to inadequate earnings, the Company completed an orderly wind-down and closure of its natural gas marketing segment effective October 31, 2013.  Revenues from this segment included in net earnings from discontinued operations totaled $2,377,000 and $4,879,000 for the years ended December 31, 2013 and 2012, respectively.  All obligations were satisfied and no further events are anticipated.

(10)  Quarterly Financial Data (Unaudited)

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

		Earnings (Loss) from
		Continuing Operations		Net Earnings (Loss)		Dividends
	Revenues	Amount	Per Share	Amount	Per Share	Amount	Per Share

2014 -
March 31	$949,189	$5,363	$1.27	$5,363	$1.27	$928	$.22
June 30	1,159,931	3,975	.94	3,975	.94	928	.22
September 30	1,173,970	3,855	.92	3,855	.92	928	.22
December 31	849,736	(6,974)	(1.65)	(6,670)	(1.58)	927	.22
Total	$4,132,826	$6,219	$1.48	$6,523	$1.55	$3,711	$.88

2013 -
March 31	$952,435	$8,073	$1.91	$8,015	$1.90	$-	$-
June 30	965,098	6,521	1.55	6,330	1.50	928	.22
September 30	1,060,340	7,238	1.72	7,156	1.70	927	.22
December 31	968,096	289	.06	109	.02	928	.22
Total	$3,945,969	$22,121	$5.24	$21,610	$5.12	$2,783	$.66

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

Oil and Gas Producing Activities -

Total costs incurred in oil and gas exploration and development activities, all within the United States, were as follows (in thousands):

	For the year Ended December 31,
	2014	2013	2012
Property acquisition costs
Unproved	$1,144	$1,444	$1,965
Proved	-	-	-
Exploration costs
Expensed	5,054	1,619	1,151
Capitalized	-	-	-
Development costs	1,745	10,160	20,219
Total costs incurred	$7,943	$13,223	$23,335

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	As of December 31,
	2014	2013
Unproved oil and gas properties	$3,104	$7,578
Proved oil and gas properties	85,557	91,369
	88,661	98,947
Accumulated depreciation, depletion
and amortization	(64,682)	(64,169)
Net capitalized cost	$23,979	$34,778

Estimated Oil and Natural Gas Reserves  -

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

Proved developed and undeveloped reserves are presented as follows (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	6,286	368	8,837	307	9,661	292
Revisions of previous estimates	724	6	(1,438)	(17)	(507)	29
Oil and gas reserves sold	(558)	(11)	(28)	-	(104)	(54)
Extensions, discoveries and
other reserve additions	292	82	523	180	2,395	138
Production	(1,133)	(127)	(1,608)	(102)	(2,608)	(98)
End of year	5,611	318	6,286	368	8,837	307

The components of proved oil and gas reserves for the three years ended December 31, 2014 is presented below.  All reserves are in the United States (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Proved developed reserves	5,482	299	6,157	367	8,708	306
Proved undeveloped reserves	129	19	129	1	129	1
Total proved reserves	5,611	318	6,286	368	8,837	307

The Company has developed internal policies and controls for estimating and recording oil and gas reserve data.  The estimation and recording of proved reserves is required to be in compliance with SEC definitions and guidance.  The Company assigns responsibility for compliance in reserve bookings to the office of President of AREC.  No portion of this individual’s compensation is directly dependent on the quantity of reserves booked.  Reserve estimates are required to be made by qualified reserve estimators, as defined by Society of Petroleum Engineers’ Standards.

The Company employed third party petroleum consultant, Ryder Scott Company, to prepare its oil and gas reserve data estimates as of December 31, 2014, 2013 and 2012.  The firm of Ryder Scott is well recognized within the industry for more than 50 years.  As prescribed by the SEC, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for each of the years presented, all without escalation.

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

	Years Ended December 31,
	2014	2013	2012
Future gross revenues	$58,885	$64,495	$59,793
Future costs -
Lease operating expenses	(16,421)	(19,207)	(16,357)
Development costs	(1,068)	(119)	(299)
Future net cash flows before income taxes	41,396	45,169	43,137
Discount at 10% per annum	(17,175)	(17,729)	(17,976)
Discounted future net cash flows
before income taxes	24,221	27,440	25,161
Future income taxes, net of discount at
10% per annum	(8,477)	(9,604)	(8,806)
Standardized measure of discounted
future net cash flows	$15,744	$17,836	$16,355

The reserve estimates provided at December 31, 2014, 2013 and 2012 are based on aggregate prices of $89.60, $94.99 and $93.85 per barrel for crude oil and $5.42, $4.69 and $3.51 per mcf for natural gas, respectively.  Such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations.  The prices reported in the reserve disclosures for natural gas include the value of associated natural gas liquids.  Hydrocarbon prices declined significantly during the fourth quarter of 2014.  Realized domestic crude oil prices averaged in the $54 per barrel range during the month of December with additional price declines continuing into 2015.

The effect of income taxes and discounting on the standardized measure of discounted future net cash flows is presented as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Future net cash flows before income taxes	$41,396	$45,169	$43,137
Future income taxes	(14,489)	(15,809)	(15,098)
Future net cash flows	26,907	29,360	28,039
Discount at 10% per annum	(11,163)	(11,524)	(11,684)
Standardized measure of discounted
future net cash flows	$15,744	$17,836	$16,355

The principal sources of changes in the standardized measure of discounted future net flows are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning of year	$17,836	$16,355	$20,931
Sale of oil and gas reserves	(981)	-	(3,802)
Net change in prices and production costs	(72)	9,341	(5,313)
New field discoveries and extensions, net of future
production costs	4,456	9,767	9,513
Sales of oil and gas produced, net of production costs	(6,590)	(8,373)	(8,953)
Net change due to revisions in quantity estimates	2,460	(3,624)	(940)
Accretion of discount	1,773	1,797	1,944
Production rate changes and other	(4,265)	(6,629)	511
Net change in income taxes	1,127	(798)	2,464
End of year	$15,744	$17,836	$16,355

Results of Operations for Oil and Gas Producing Activities -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues	$13,361	$14,129	$15,954
Costs and expenses -
Production	(6,771)	(5,756)	(7,091)
Producing property impairment	(4,001)	(1,373)	(4,699)
Exploration	(5,054)	(1,619)	(1,151)
Oil and natural gas property sale gain	2,528	-	2,203
Depreciation, depletion and amortization	(7,573)	(7,494)	(8,848)
Operating income (loss) before income taxes	(7,510)	(2,113)	(3,632)
Income tax benefit	2,628	739	1,271
Operating income (loss)	$(4,882)	$(1,374)	$(2,361)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (‟COSO”) issued an updated version of its Internal Control – Integrated Framework (the ‟2013 Framework”).  Originally issued in 1992 (the ‟1992 Framework”), the Framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remained available during the transition period which extended to December 15, 2014, after which time COSO considered it superseded by the 2013 Framework.  As of December 31, 2014, the Company has transitioned to 2013 Framework.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2014.

    Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP
Houston, Texas
March 13, 2015

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, corporate governance and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Thursday, May 14, 2015, under the heading ‟Election of Directors” and ‟Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Thursday, May 14, 2015, under the heading ‟Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Thursday, May 14, 2015, under the heading ‟Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Thursday, May 14, 2015, under the headings ‟Transactions with Related Parties” and ‟Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Thursday, May 14, 2015, under the heading ‟Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

1.           Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended
December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2014, 2013 and 2012

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

10.1(d)+
-  Retirement and Transition Agreement dated February 26, 2015 between Adams Resources & Energy, Inc. and Frank T. Webster effective February 26, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2015).

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

______________________________
*- Filed herewith
+- Management contract or compensation plan or arrangement

**-Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income – Year Ended December 31, 2014 and 2013, (ii) the Consolidated Balance Sheets – December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows – Year Ended December 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By /s/Richard B. Abshire	By /s/ Thomas S. Smith
Richard B. Abshire,	Thomas S. Smith
Vice President and Chief Financial Officer	Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)	(Principal Executive Officer)

Date:  March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Thomas S. Smith
Thomas S. Smith, Director
(Chairman)

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

10.1(d)+
-     Retirement and Transition Agreement dated February 26, 2015 between Adams Resources & Energy, Inc. and Frank T. Webster effective February 26, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 26, 2015).

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

______________________________
*- Filed herewith
+- Management contract or compensation plan or arrangement.

**- Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income – Year Ended December 31, 2014 and 2013, (ii) the Consolidated Balance Sheets – December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Cash Flows – Year Ended December 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.