Form 10-Q
period 2015-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2015-05-08
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
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

A total of 4,217,596 shares of Common Stock were outstanding at May 1, 2015.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Marketing	$537,748	$927,204
Transportation	16,465	17,649
Oil and natural gas	1,360	4,336
	555,573	949,189
COSTS AND EXPENSES:
Marketing	526,133	915,565
Transportation	13,441	14,661
Oil and gas operations	1,663	2,191
General and administrative	3,331	2,254
Depreciation, depletion and amortization	6,088	6,106
	550,656	940,777

Operating earnings	4,917	8,412

Other income (expense):
Interest income	78	42
Interest expense	(4)	-

Earnings from continuing operations before income taxes	4,991	8,454

Income tax (provision)	(1,894)	(3,091)

Net earnings	$3,097	$5,363

EARNINGS (LOSS) PER SHARE:
Basic and diluted net earnings per common share	$.73	$1.27

DIVIDENDS PER COMMON SHARE	$.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$88,132	$80,184
Accounts receivable, net of allowance for doubtful
accounts of $171 and $179, respectively	118,941	144,434
Inventory	14,284	13,481
Fair value contracts	806	936
Income tax receivable	-	970
Prepayments	10,598	10,940

Total current assets	232,761	250,945

Property and Equipment
Marketing	65,984	65,865
Transportation	63,491	63,239
Oil and gas (successful efforts method)	89,499	88,661
Other	186	186
	219,160	217,951

Less – Accumulated depreciation, depletion and amortization	(137,525)	(133,080)
	81,635	84,871
Other Assets:
Cash deposits and other	5,128	4,998
	$319,524	$340,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,238	$160,743
Accounts payable – related party	11	51
Fair value contracts	852	943
Accrued and other liabilities	9,306	6,208
Current deferred income taxes	647	658

Total current liabilities	146,054	168,603

Other Liabilities:
Asset retirement obligations	2,497	2,464
Deferred taxes and other liabilities	11,306	12,250
	159,857	183,317
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	147,552	145,382
Total shareholders’ equity	159,667	157,497
	$319,524	$340,814

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2015	2014
CASH PROVIDED BY OPERATIONS:
Net earnings	$3,097	$5,363
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	6,088	6,106
Property sales (gains)	(512)	(55)
Dry hole costs incurred	34	655
Impairment of oil and gas properties	208	93
Deferred income taxes	(949)	(551)
Net change in fair value contracts	39	316
Decrease (increase) in accounts receivable	25,501	16,533
Decrease (increase) in inventories	(803)	(11,921)
Decrease (increase) in income tax receivable	970	(1,739)
Decrease (increase) in prepayments	342	7,295
Increase (decrease) in accounts payable	(25,385)	11,720
Increase (decrease) in accrued liabilities	3,509	1,758
Other changes, net	(8)	(162)

Net cash provided by operating activities	12,131	35,411

INVESTING ACTIVITIES:
Property and equipment additions	(3,665)	(7,770)
Insurance and state collateral (deposits) refunds	(103)	(122)
Proceeds from property sales	512	55
Net cash (used in) investing activities	(3,256)	(7,837)

FINANCING ACTIVITIES
Dividend payments	(927)	(928)

Net cash (used in) financing activities	(927)	(928)

Increase (decrease) in cash and cash equivalents	7,948	26,646

Cash and cash equivalents at beginning of period	80,184	60,733

Cash and cash equivalents at end of period	$88,132	$87,379

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2015, its results of operations for the three months ended March 31, 2015 and 2014 and its cash flows for the three months ended March 31, 2015 and 2014. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (‟GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after March 31, 2015, was evaluated through the date of issuance of these financial statements.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	March 31,	December 31,
	2015	2014

Cash collateral deposits for commodity purchases	$8,270	$7,872
Insurance premiums	1,547	2,316
Rents, license and other	781	752

	$10,598	$10,940

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2015, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the three-month periods ended March 31, 2015 and 2014 there were $203,000 and zero, respectively, of impairment provisions on producing oil and gas properties.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as ‟unobservable” or ‟Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $5,000 and $93,000 were recorded for the three-month periods ended March 31, 2015 and 2014, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	March 31,	December 31,
	2015	2014

South Texas Project acreage	$358	$357
Napoleonville, Louisiana acreage	48	48
North Dakota and other acreage areas	606	554

Total Non-producing Leasehold Costs	$1,012	$959

The South Texas and Napoleonville acreage areas have active or scheduled drilling operations underway and holding the underlying acreage is essential to the ongoing exploration effort.  The ‟other acreage areas” category consists of smaller onshore interests dispersed over a wide geographical area.  Since the Company is generally not the operator of its oil and gas property interest, it does not maintain the underlying detail acreage data and the Company is dependent on the operator when determining which specific acreage will ultimately be drilled.  However, the capitalized cost detail on a property-by-property basis is reviewed by management, and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on the ‟North Dakota and other acreage areas” was as follows (in thousands):

	Leasehold Costs
	March 31,	December 31,
	2015	2014
Net book value January 1	$554	$411
Property additions	54	580
Impairments	(2)	(437)

Net book value end of period	$606	$554

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

	March 31,	December 31,
	2015	2014
Insurance collateral deposits	$4,627	$4,536
State collateral deposits	167	155
Materials and supplies	334	307
	$5,128	$4,998

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying unaudited condensed consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $130,222,000 and $434,693,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil purchases.   This facility is collateralized by the eligible accounts receivable within the segment.  Stand-by letters of credit issued totaled $7 million and $15.3 million as of March 31, 2015 and December 31, 2014, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. subsidiary.  Such restrictions include the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $4,000 and zero during the three-month periods ended March 31, 2015 and 2014, respectively, while taxes paid during these same periods totaled $1,081,000 and $5,007,000, respectively.  Non-cash investing activities for property and equipment were $566,000 and $1,137,000 as of March 31, 2015 and December 31, 2014, respectively and $634,000 and $1,507,000 as of March 31, 2014 and December 31, 2013, respectively.  There were no significant non-cash financing activities in any of the periods reported.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period presented herein. The weighted average number of shares outstanding was 4,217,596 for 2015 and 2014.  There were no potentially dilutive securities during those periods.

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

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil.  The Company seeks to profit by procuring the commodity as it is produced and then delivering the material to the end users or the intermediate use marketplace.  As typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  Some of these contracts meet the definition of a derivative instrument, and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil wholesale distribution businesses.  None of the Company’s derivative instruments have been designated as hedging instruments.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption ‟Fair Value Measurements”.

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2015 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$871	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	917	-
Less Counterparty Offsets	(65)	-	(65)	-

As Reported Fair Value Contracts	$806	$-	$852	$-

As of March 31, 2015, five commodity purchase and sale contracts comprise the Company’s derivative valuations.  These contracts encompass approximately 161 barrels per day of crude oil during April 2015 through September 2015 plus 129 barrels per day of crude oil from October 2015 through December 31, 2015 plus 65 barrels per day of diesel fuel from April 2015 through March 2016.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2014 as follows (in thousands):

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

As of December 31, 2014, one 100,000 barrel crude oil commodity put option and one commodity purchase and sale contract comprised the Company’s derivative valuations.  The purchase and sale contract encompasses approximately 175 barrels per day of crude oil in each of January and February 2015.

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of March 31, 2015 and December 31, 2014, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014 as follows (in thousands):

	Earnings (Loss)
	Three Months Ended
	March 31,
	2015	2014

Revenues – Marketing	$(39)	$398

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

Level 1 – quoted prices in active markets for identical assets or liabilities that may be accessed at the measurement date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  For Level 1 valuation of marketable securities, the Company utilizes market quotations provided by its primary financial institution and for the valuation of derivative financial instruments the Company utilizes the New York Mercantile Exchange (‟NYMEX”) for such valuations.

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of March 31, 2015, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$871	$-	$(65)	$806
- Current liabilities	-	(917)	-	65	(852)
Net Value	$-	$(46)	$-	$-	$(46)

As of December 31, 2014, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$1,332	$-	$(396)	$936
- Current liabilities	-	(1,339)	-	396	(943)
Net Value	$-	$(7)	$-	$-	$(7)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2015 and December 31, 2014, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Recent Accounting Pronouncement

In May 2014, the FASB amended the existing accounting standards for revenue recognition.  The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance is effective for annual periods ending after December 15, 2016.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  Management is currently evaluating the impact of these amendments on the Company’s consolidated financial statements and the transition alternatives.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended March 31, 2015
Marketing	$537,748	$8,848	$2,767	$1,850
Transportation	16,465	1,125	1,899	166
Oil and gas	1,360	(1,725)	1,422	1,649
	$555,573	$8,248	$6,088	$3,665
Period Ended March 31, 2014
Marketing	$927,204	$9,370	$2,269	$4,076
Transportation	17,649	1,175	1,813	203
Oil and gas	4,336	121	2,024	3,491
	$949,189	$10,666	$6,106	$7,770

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Segment operating earnings	$8,248	$10,666
- General and administrative	(3,331)	(2,254)
Operating earnings	4,917	8,412
- Interest income	78	42
- Interest expense	(4)	-
Earnings before income tax	$4,991	$8,454

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Marketing	$164,431	$189,332
Transportation	36,264	37,643
Oil and gas	24,621	25,888
Other	94,208	87,951
	$319,524	$340,814

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 4 - Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board of the Company, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation (‟AREC”)  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  As of March 31, 2015 and December 31, 2014, the Company owed a combined net total of $11,000 and $51,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $26,000 and $41,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  For the three-month periods ended March 31, 2015 and 2014, the affiliated entities charged the Company $17,000 and $8,000, respectively, of expense reimbursement and the Company charged the affiliates $12,000 and $11,000, respectively, for such expense reimbursements.  In addition, the Company leases office space from an affiliated entity based on a lease rental rate determined by an independent appraisal.  Rental expense paid to such related party for the three months ended March 31, 2015 and 2014 totaled $143,000 and $120,000, respectively.

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $2,424,000 and $2,585,000 as of March 31, 2015 and December 31, 2014, respectively.

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis and as claims are paid, the liability is relieved.  As of March 31, 2015 and December 31, 2014, accrued medical claims totaled $1,449,000 and $1,057,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for each of the calendar years ended 2015 and 2014.

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties except, all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of March 31, 2015 and December 31, 2014, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change(1)

Revenues	$537,748	$927,204	(42)%

Operating earnings	$8,848	$9,370	(6)%

Depreciation	$2,767	$2,269	22%

Driver commissions	$5,948	$4,937	20%

Insurance	$1,552	$2,071	(25)%

Fuel	$2,801	$3,701	(24)%
_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2015	2014
Field Level Purchase Volumes – Per day(1)
Crude oil – barrels	124,380	109,871

Average Purchase Price
Crude oil – per barrel	$43.51	$96.34
_____________________________
(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues declined in 2015 consistent with reduced market prices for crude oil partially offset by increased volumes as shown in the table above.  Increased volumes resulted from increased purchase activity in the Eagle Ford shale trend of South Texas.

-	Crude Oil – Field Level Operating Earnings (Non GAAP-Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first three months of 2015, the net impact on earnings was negligible producing inventory liquidation gains totaling $104,000 for the period.  In contrast crude oil prices were generally increasing during the first quarter of 2014 producing inventory liquidation gains totaling $2,629,000.  As of March 31, 2015 and December 31, 2014, the Company held 314,939 barrels and 292,355 barrels of crude oil inventory at a composite average price of $45.35 per barrel and of $46.11 per barrel, respectively.

Crude oil marketing operating earnings are also affected by the valuations of the Company’s forward month commodity contracts (derivative instruments) as of the various report dates.  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level).  Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not accorded fair value treatment.  The value of derivative instruments at period end requires the recognition of ‟mark-to-market” gains and losses.  The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows in reconciliation from the GAAP to non-GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
	2015	2014
As reported segment operating earnings	$8,848	$9,370
Add (less) -
Inventory valuation (gains) losses	(104)	(2,629)
Derivative valuation (gains) losses	39	(398)

Field level operating earnings(1)	$8,783	$6,343
____________________________________
(1)
Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative field level operating earnings increased during 2015 relative to the three month 2014 period due to increased purchase volumes and reduced fuel and insurance costs as shown in the table above.  Fuel declined consistent with falling crude oil prices and insurance costs saw an improved claims experience.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change(1)

Revenues	$16,465	$17,649	(7)%

Operating earnings	$1,125	$1,175	(4)%

Depreciation	$1,899	$1,813	5%

Driver commissions	$3,370	$3,469	(3)%

Insurance	$1,472	$1,471	-

Diesel fuel	$2,233	$3,985	(44)%

Maintenance expense	$1,522	$1,634	(7)%
__________________________
(1)  Represents the percentage increase (decrease) from the prior year.

The Company’s transportation segment serves the petrochemical industry and customer demand and revenues were consistent and strong during the comparative periods.  Revenues appear reduced in 2015 due to $1,091,000 in reduced fuel surcharges included in trucking rates.  The reduced surcharge is more than offset by reduced fuel costs as shown in the table above.  This segment benefits from the present low price environment for natural gas because this commodity is a basic petrochemical industry feedstock.  As the petrochemical industry continues to expand capacity, the long-term prospect for chemical hauling demand remains positive.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change(1)

Revenues	$1,360	$4,336	(69)%

Operating earnings (loss)	$(1,725)	$121	(1,526)%

Depreciation and depletion	$1,422	$2,024	(30)%
________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

 Oil and gas revenues and operating earnings declined in the comparative first quarter of 2015 following reduced commodity prices and volume reductions as shown in the table below.  Volumes have declined consistent with reduced drilling activity.  Depreciation and depletion expense is also reduced in 2015 consistent with reduced volumes and reduced net capitalized costs.

Production volumes and price information is as follows:

	Three Months Ended
	March 31,
	2015	2014
Crude Oil
Volume – barrels	14,004	24,237
Average price per barrel	$44.18	$100.43

Natural gas
Volume – mcf	217,261	309,808
Average price per mcf	$2.86	$5.13

Natural gas liquids
Volume – barrels	10,251	8,044
Average price per barrel	$11.77	$38.84

Comparative exploration costs are summarized in the table below.  Exploration cost components were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Dry hole expense	$34	$655
Prospect and property impairments	208	93
Seismic and geological	1	6
Total	$243	$754

During the first three months of 2015, the Company successfully completed nine wells with no dry holes originating from current period activities.  Additionally, the Company has an interest in 14 wells that were in process on March 31, 2015.  Completion is currently delayed on at least eight of these 14 wells pending improved crude oil and natural gas prices.  Participation in the drilling of approximately three wells is planned for the remainder of 2015 on the Company’s prospect acreage in Texas and North Dakota.

-	General and administrative

General and administrative expenses were elevated from $2,254,000 during the first quarter of 2014 to $3,331,000 during the first quarter of 2015 due to a $1.1 million lump sum payment made to the Company’s former President upon retirement and the related termination of his previous employment agreement.

-           Outlook

Looking forward in 2015, the impact of recent crude oil price declines is causing marketing segment field level volumes to drop off as the Company’s suppliers curtail production.  Anticipation suggests continued volume declines within the marketing operation as well as narrowed margins as competition intensifies.  Conversely, transportation results for the remainder of 2015 should remain consistent with the first quarter, if not improved.  However, the oil and gas division continues to see declining volumes as drilling is curtailed and prices remain suppressed.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $12,131,000 and $35,411,000 for the three-month periods ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $88,132,000 as of March 31, 2015, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $86,707,000 and $82,342,000 as of March 31, 2015 and December 31, 2014, respectively.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.  Cash balances were increased during the current period from $80,184,000 as of year-end 2014 as a result of operating cash earnings generated during the current period.

At various times during each month, the Company makes cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within the marketing operations.  Crude oil supply prepayments totaled $8,270,000 as of March 31, 2015 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” reduce cash and accounts payable as of the balance sheet date and totaled $25,363,000 as of March 31, 2015.  The Company also requires certain customers to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments and cash collateral received from customers increases cash and reduces accounts receivable as of the balance sheet date.  Early payments received totaled $46,921,000 and cash collateral held by the Company totaled $5,588,000 as of March 31, 2015, respectively.  As of December 31, 2014, crude oil supply prepayments totaled $7,872,000, early payments to suppliers totaled $35,500,000, early payments received from customers totaled $57,404,000 and cash collateral received from customers totaled $8,594,000.

The Company maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit to suppliers of crude oil.  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil supply.  As of March 31, 2015 and December 31, 2014, letters of credit outstanding totaled $7 million and $15.3 million, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Capital expenditures during the first three months of 2015 included $2,016,000 for marketing and transportation equipment additions and $1,649,000 in property additions associated with oil and gas exploration and production activities.  Currently for the remainder of 2015, the Company’s only planned expenditure is the investment of $4.5 million to expand and improve the terminal facilities within the chemical hauling division.  Future capital projects within the crude oil marketing and oil and gas exploration segments will be evaluated as they arise.

Historically, the Company paid an annual dividend in the fourth quarter of each year until June 17, 2013 when the Company initiated payment of a quarterly dividend.  A quarterly dividend of $0.22 per common share or $928,000 (rounded to $927,000 for 2015 disclosures) was paid during each of the first quarters of 2015 and 2014.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s ‟Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s ‟Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended March 31, 2015 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under ‟Item 1A Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Item 4.  Disclosure Controls and Procedures

The Company maintains ‟disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‟Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties, except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of March 31, 2015, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

Item 1A.	Risk Factors – There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 8, 2015	By /s/Thomas S. Smith
Thomas S. Smith
President, Chief Executive Officer
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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended March 31, 2015 and 2014, (ii) the Consolidated Balance Sheets – March 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows – Three Months Ended March 31, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.