Form 10-Q
period 2015-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2015-08-07
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
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

A total of 4,217,596 shares of Common Stock were outstanding at August 1, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES:
Marketing	$1,118,985	$2,066,208	$581,237	$1,139,004
Transportation	34,173	34,952	17,708	17,303
Oil and natural gas	2,973	7,960	1,613	3,624
	1,156,131	2,109,120	600,558	1,159,931

COSTS AND EXPENSES:
Marketing	1,094,741	2,044,506	568,608	1,128,941
Transportation	28,080	29,191	14,639	14,530
Oil and natural gas	3,705	4,319	2,042	2,128
General and administrative	5,649	4,401	2,318	2,147
Depreciation depletion and amortization	12,118	12,215	6,030	6,109
	1,144,293	2,094,632	593,637	1,153,855

Operating earnings	11,838	14,488	6,921	6,076

Other income (expense):
Interest income	173	87	95	45
Interest expense	(4)	-	-	-

Earnings before income taxes	12,007	14,575	7,016	6,121
Income tax (provision)	(4,570)	(5,237)	(2,676)	(2,146)

Net earnings	$7,437	$9,338	$4,340	$3,975

EARNINGS (LOSS) PER SHARE:
Basic and diluted net earnings
per common share	$1.76	$2.21	$1.03	$.94

DIVIDENDS PER COMMON SHARE	$.44	$.44	$.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$83,980	$80,184
Accounts receivable, net of allowance for doubtful
accounts of $171 and $179, respectively	145,707	144,434
Inventory	17,077	13,481
Fair value contracts	403	936
Income tax receivable	-	970
Prepayments	11,155	10,940

Total current assets	258,322	250,945

Property and Equipment
Marketing	66,034	65,865
Transportation	63,672	63,239
Oil and gas (successful efforts method)	89,377	88,661
Other	187	186
	219,270	217,951

Less – Accumulated depreciation, depletion and amortization	(143,429)	(133,080)
	75,841	84,871
Other Assets:
Cash deposits and other	5,409	4,998
	$339,572	$340,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$149,305	$160,743
Accounts payable – related party	1	51
Fair value contracts	360	943
Accrued and other liabilities	10,863	6,208
Current deferred income taxes	678	658

Total current liabilities	161,207	168,603

Other Liabilities:
Asset retirement obligations	2,484	2,464
Deferred taxes and other liabilities	12,803	12,250
	176,494	183,317
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	150,963	145,382
Total shareholders’ equity	163,078	157,497
	$339,572	$340,814

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2015	2014
CASH PROVIDED BY OPERATIONS:
Net earnings	$7,437	$9,338
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	12,118	12,215
Property sales (gains)	(514)	(55)
Dry hole costs incurred	33	957
Impairment of oil and gas properties	623	405
Deferred income taxes	581	(2,196)
Net change in fair value contracts	(50)	331
Decrease (increase) in accounts receivable	(1,265)	(35,343)
Decrease (increase) in inventories	(3,596)	(8,596)
Decrease (increase) in income tax receivable	970	(837)
Decrease (increase) in prepayments	(215)	(4,535)
Increase (decrease) in accounts payable	(11,008)	28,180
Increase (decrease) in accrued liabilities	5,259	2,037
Other changes, net	(347)	(301)

Net cash provided by operating activities	10,026	1,600

INVESTING ACTIVITIES:
Property and equipment additions	(4,833)	(12,089)
Insurance and state collateral (deposits) refunds	(60)	(445)
Proceeds from property sales	519	55
Net cash (used in) investing activities	(4,374)	(12,479)

FINANCING ACTIVITIES
Dividend payments	(1,856)	(1,856)

Net cash (used in) financing activities	(1,856)	(1,856)

Increase (decrease) in cash and cash equivalents	3,796	(12,735)

Cash and cash equivalents at beginning of period	80,184	60,733

Cash and cash equivalents at end of period	$83,980	$47,998

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2015, its results of operations for the six months and three months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (‟GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after June 30, 2015, was evaluated through the date of issuance of these financial statements.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	June 30,	December 31,
	2015	2014

Cash collateral deposits for commodity purchases	$7,760	$7,872
Insurance premiums	2,818	2,316
Rents, license and other	577	752

	$11,155	$10,940

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2015, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  For the six-month periods ended June 30, 2015 and 2014 there were $207,000 and zero, respectively, of impairment provisions on producing oil and gas properties.  For the three-month periods ended June 30, 2015 and 2014 there were $4,000 and zero, respectively, of impairment provisions on producing oil and gas properties.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area and, as such, data inputs are categorized as ‟unobservable” or ‟Level 3” inputs.  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings. Accordingly, impairment provisions on non-producing properties totaling $416,000 and $405,000 were recorded for the six-month periods ended June 30, 2015 and 2014, respectively.  Impairment provisions on non-producing properties totaled $411,000 and $312,000 for the three-month periods ended June 30, 2015 and 2014, respectively.  Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	June 30,	December 31,
	2015	2014

South Texas Project acreage	$358	$357
Napoleonville, Louisiana acreage	49	48
North Dakota and other acreage areas	432	554

Total Non-producing Leasehold Costs	$839	$959

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

	Leasehold Costs
	June 30,	December 31,
	2015	2014
Net book value January 1	$554	$411
Property additions	65	580
Impairments	(187)	(437)

Net book value end of period	$432	$554

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

	June 30,	December 31,
	2015	2014
Insurance collateral deposits	$4,886	$4,536
State collateral deposits	174	155
Materials and supplies	349	307
	$5,409	$4,998

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

Certain crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations.  These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer.  Such buy/sell arrangements are reflected on a net revenue basis in the accompanying unaudited condensed consolidated financial statements.  Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues by $266,663,000 and $782,601,000 for the six months ended June 30, 2015 and 2014, respectively and by $136,440,000 and $347,907,000 for the three months ended June 30, 2015 and 2014, respectively.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility that is used to support the Company’s crude oil purchases.   This facility is collateralized by the eligible accounts receivable within the segment.  Stand-by letters of credit issued totaled $1 million and $15.3 million as of June 30, 2015 and December 31, 2014, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on the Company’s Gulfmark Energy, Inc. subsidiary.  Such restrictions include the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding  inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

Interest paid totaled $4,000 and zero during the six-month periods ended June 30, 2015 and 2014, respectively, while taxes paid during these same periods totaled $1,607,000 and $8,253,000, respectively.  Non-cash investing activities for property and equipment were $53,000 and $1,137,000 as of June 30, 2015 and December 31, 2014, respectively and $846,000 and $1,507,000 as of June 30, 2014 and December 31, 2013, respectively.  There were no significant non-cash financing activities in any of the periods reported.

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

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2015 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$410	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	367	-
Less Counterparty Offsets	(7)	-	(7)	-

As Reported Fair Value Contracts	$403	$-	$360	$-

As of June 30, 2015, five commodity purchase and sale contracts comprise the Company’s derivative valuations.  These contracts encompass approximately 161 barrels per day of crude oil during July 2015 through September 2015 plus 129 barrels per day of crude oil from October 2015 through December 31, 2015 plus 65 barrels per day of diesel fuel from July 2015 through March 2016.

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of June 30, 2015 and December 31, 2014, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months and three months ended June 30, 2015 and 2014 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues – Marketing	$50	$383	$89	$(15)

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of June 30, 2015, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$410	$-	$(7)	$403
- Current liabilities	-	(367)	-	7	(360)
Net Value	$-	$43	$-	$-	$43

As of December 31, 2014, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$1,332	$-	$(396)	$936
- Current liabilities	-	(1,339)	-	396	(943)
Net Value	$-	$(7)	$-	$-	$(7)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of June 30, 2015 and December 31, 2014, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Recent Accounting Pronouncement

In May 2014, the FASB amended the existing accounting standards for revenue recognition.  The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance is effective for annual periods ending after December 15, 2017.  Early adoption is permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  Management is currently evaluating the impact of these amendments on the Company’s consolidated financial statements and the transition alternatives.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going-concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Six Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2015
Marketing	$1,118,985	$18,690	$5,554	$2,128
Transportation	34,173	2,294	3,799	534
Oil and gas	2,973	(3,497)	2,765	2,171
	$1,156,131	$17,487	$12,118	$4,833
Period Ended June 30, 2014
Marketing	$2,066,208	$17,146	$4,556	$5,931
Transportation	34,952	2,130	3,631	429
Oil and gas	7,960	(387)	4,028	5,729
	$2,109,120	$18,889	$12,215	$12,089

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2015
Marketing	$581,237	$9,842	$2,787	$278
Transportation	17,708	1,169	1,900	368
Oil and gas	1,613	(1,772)	1,343	522
	$600,558	$9,239	$6,030	$1,168
Period Ended June 30, 2014
Marketing	$1,139,004	$7,776	$2,287	$1,855
Transportation	17,303	955	1,818	226
Oil and gas	3,624	(508)	2,004	2,238
	$1,159,931	$8,223	$6,109	$4,319

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30
	2015	2014	2015	2014
Segment operating earnings	$17,487	$18,889	$9,239	$8,223
- General and administrative	(5,649)	(4,401)	(2,318)	(2,147)
Operating earnings	11,838	14,488	6,921	6,076
- Interest income	173	87	95	45
- Interest expense	(4)	-	-	-
Earnings before income tax	$12,007	$14,575	$7,016	$6,121

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Marketing	$190,014	$189,332
Transportation	34,361	37,643
Oil and gas	23,443	25,888
Other	91,754	87,951
	$339,572	$340,814

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 4 - Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board of the Company, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s subsidiary, Adams Resources Exploration Corporation (‟AREC”)  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  As of June 30, 2015 and December 31, 2014, the Company owed a combined net total of $1,000 and $51,000, respectively, to these related parties.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. Such overhead recoveries totaled $50,000 and $82,000 for the six-month periods ended June 30, 2015 and 2014, respectively and $24,000 and $41,000 for the three-month periods ended June 30, 2015 and 2014, respectively.

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  For the six-month periods ended June 30, 2015 and 2014, the affiliated entities charged the Company $46,000 and $34,000, respectively, for expense reimbursement and the Company charged the affiliates $22,000 and $21,000, respectively, for such expense reimbursements.  For the three months ended June 30, 2015 and 2014 the affiliates entities charged the Company $29,000 and $26,000, respectively, for expense reimbursement and the Company charged the affiliates $10,000 and $10,000, respectively, for such expense reimbursements.  In addition, the Company leases office space from an affiliated entity based on a lease rental rate determined by an independent appraisal.  Rental expense paid to such related party for the six months ended June 30, 2015 and 2014 totaled $286,000 and $302,000, respectively, and $143,000 and $182,000 for the three-month periods ended June 30, 2015 and 2014, respectively.

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier of $3,259,000 and $2,585,000 as of June 30, 2015 and December 31, 2014, respectively.

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis and as claims are paid, the liability is relieved.  As of June 30, 2015 and December 31, 2014, accrued medical claims totaled $1,483,000 and $1,057,000, respectively.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for each of the calendar years ended 2015 and 2014.

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties except, all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of June 30, 2015 and December 31, 2014, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2015	2014	Change(1)	2015	2014	Change(1)
Revenues	$1,118,985	$2,066,208	(45.8)%	$581,237	$1,139,004	(49.0)%

Operating earnings	$18,690	$17,146	9.0%	$9,842	$7,776	26.6%

Depreciation	$5,554	$4,556	21.9%	$2,787	$2,287	21.9%

Driver commissions	$11,777	$10,259	14.8%	$5,828	$5,322	9.5%

Insurance	$4,571	$4,163	9.8%	$2,331	$2,091	11.5%

Fuel	$5,499	$7,609	(27.7)%	$2,698	$3,908	(31.0)%

_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Field Level Purchase Volumes – Per day(2)
Crude oil - barrels	118,239	113,054	112,179	115,877

Average Purchase Price
Crude oil – per barrel	$48.88	$98.02	$54.77	$99.60
_____________________________
(2) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues declined in 2015 consistent with reduced market prices for crude oil.  This trend was partially offset during the first quarter of 2015 relative to the first quarter of 2014 by increased volumes during that period.  The first quarter 2015 volume increase resulted from increased purchase activity in the Eagle Ford shale trend of South Texas.  However, volumes began to decline during the second quarter of 2015 as drilling activity in the Company’s areas of interest declined due to lower prices and because certain suppliers cancelled sales to the Company in order to meet their pipeline volume commitments.

-	Crude Oil – Field Level Operating Earnings (Non GAAP-Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first six months of 2015, the net impact produced inventory liquidation gains totaling $1,505,000 for the period.  By comparison crude oil prices were generally increasing during the first half of 2014 producing inventory liquidation gains totaling $2,562,000.  As of June 30, 2015 and December 31, 2014, the Company held 326,226 barrels and 292,355 barrels of crude oil inventory at a composite average price of $52.34 per barrel and of $46.11 per barrel, respectively.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
As reported segment operating earnings
Add (less) -	$18,690	$17,146	$9,842	$7,776
Inventory valuation (gains) losses	(1,505)	(2,562)	(1,401)	67
Derivative valuation (gains) losses	(50)	(383)	(89)	15
Field level operating earnings(1)	$17,135	$14,201	$8,352	$7,858

____________________________________
(1)
Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  The comparative field level operating earnings increase during 2015 relative to the 2014 periods, resulted from reduced fuel cost savings as shown in the table above.  Fuel costs declined consistent with falling crude oil prices.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

-           Transportation

Transportation segment revenues, operating earnings, depreciation and certain cost are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2015	2014	Change(1)	2015	2014	Change(1)
Revenues	$34,173	$34,952	(2.2)%	$17,708	$17,303	2.3%

Operating earnings	$2,294	$2,130	7.7%	$1,169	$955	22.4%

Depreciation	$3,799	$3,631	4.6%	$1,900	$1,818	4.5%

Driver commissions	$7,003	$6,823	2.6%	$3,632	$3,354	8.3%

Insurance	$2,987	$2,942	1.5%	$1,514	$1,471	2.9%

Fuel	$4,694	$7,558	(37.9)%	$2,460	$3,573	(31.2)%

Maintenance expense	$3,075	$3,246	(5.3)%	$1,553	$1,612	(3.7)%

__________________________
(1)  Represents the percentage increase (decrease) from the prior year.

The Company’s transportation segment serves the petrochemical industry and customer demand has remained strong during the comparative periods.  While revenues for the first half of 2015 appear to have declined, excluding the impact of reduced fuel surcharge recoveries, revenue generated in 2015 actually exceeded the 2014 level.  Diesel fuel prices were higher during 2014 and as a result the fuel surcharge component of revenue for the first half and second quarter of 2014 exceeded the comparative 2015 amounts by $2,072,000 and $982,000, respectively.  The Company’s contracts which vary by customer generally provide a mechanism for the Company to pass along a portion of fuel cost savings or increases to its customers.  The Company absorbs the difference between actual fuel costs and allowed recoveries.

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

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2015	2014	Change(1)	2015	2014	Change(1)
Revenues	$2,973	$7,960	(62.7)%	$1,613	$3,624	(55.5)%

Operating earnings	$(3,497)	$(387)	803.6%	$(1,772)	$(508)	248.8%

Depreciation/depletion	$2,765	$4,028	(31.4)%	$1,343	$2,004	(33.0)%
________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

 Oil and gas revenues and operating earnings declined during 2015 relative to the 2014 period due to reduced commodity prices and normal volume declines as shown in the table below.  The Company has curtailed substantially all of its drilling activity.  Depreciation and depletion expense is also reduced in 2015 consistent with reduced volumes and reduced net capitalized costs.

Production volumes and price information is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Crude Oil(1)
Volume – barrels	27,640	44,504	13,636	20,267
Average price per barrel	$50.84	$94.68	$57.94	$89.29

Natural gas
Volume – mcf	433,206	599,883	215,945	290,075
Average price per mcf	$2.94	$5.20	$3.00	$5.28

Natural gas liquids
Volume – barrels	21,341	20,516	11,090	12,472
Average price per barrel	$13.76	$30.41	$15.78	$22.55

___________________________
(1)	Crude oil volumes and prices included the value of associated natural gas liquids production.

Exploration costs primarily relate to property impairments and dry hole expense.  Property impairment charges occurred in 2015 and 2014 due to declining prices.  Exploration cost components were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Dry hole expense	$33	$957	$-	$302
Prospect and property impairments	623	405	415	312
Seismic and geological	13	8	12	2
	$669	$1,370	$427	$616

During the first six months of 2015, the Company successfully completed twelve wells with no dry holes originating from current year activities.  Additionally, the Company has an interest in 10 wells that were in process on June 30, 2015.  Completion is currently delayed on nine of these 10 wells pending improved crude oil and natural gas prices.  Participation in the drilling of approximately three wells is planned for the remainder of 2015 on the Company’s prospect acreage in Texas.

-	General and administrative

General and administrative expenses were elevated from $4,401,000 during the first half of 2014 to $5,649,000 during the first half of 2015 due to a $1.1 million lump sum payment made during the first quarter of 2015 to the Company’s former President upon retirement and termination of his previous employment agreement.

-           Outlook

Looking forward in 2015, the impact of recent crude oil price declines is causing marketing segment field level volumes to drop off as the Company’s suppliers curtail production.  Anticipation suggests continued volume declines within the marketing operation as well as narrowed margins as competition intensifies.  Conversely, transportation results for the remainder of 2015 should remain consistent with the first half, if not improved.  The oil and gas division continues to see declining volumes as drilling is curtailed and prices remain suppressed.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and such amount was $10,026,000 and $1,600,000 for the six-month periods ended June 30, 2015 and 2014, respectively.  Net cash provided from operating activities may vary substantially from quarter to quarter due to the timing of receipts and/or payments of ‟early payments” with customers and suppliers.  See discussion below.  As of June 30, 2015 and December 31, 2014, the Company had no bank debt or other forms of debenture obligations.  Cash and cash equivalents totaled $83,980,000 as of June 30, 2015, and such balances are maintained in order to meet the timing of day-to-day cash needs.  Working capital, the excess of current assets over current liabilities, totaled $97,115,000 and $82,342,000 as of June 30, 2015 and December 31, 2014, respectively.  The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.  Cash balances were increased during the current period from $80,184,000 as of year-end 2014 as a result of operating cash earnings generated during the current period.

At various times during each month, the Company makes cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within the marketing operations.  Crude oil supply prepayments totaled $7,760,000 as of June 30, 2015 and such amounts will be recouped and advanced from month to month as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” reduce cash and accounts payable as of the balance sheet date and totaled $28,529,000 as of June 30, 2015.  The Company also requires certain customers to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments and cash collateral received from customers increases cash and reduces accounts receivable as of the balance sheet date.  Early payments received totaled $35,330,000 and cash collateral held by the Company totaled $5,741,000 as of June 30, 2015, respectively.  As of December 31, 2014, crude oil supply prepayments totaled $7,872,000, early payments to suppliers totaled $35,500,000, early payments received from customers totaled $57,404,000 and cash collateral received from customers totaled $8,594,000.

The Company maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit to suppliers of crude oil.  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil supply.  As of June 30, 2015 and December 31, 2014, letters of credit outstanding totaled $1 million and $15.3 million, respectively.  The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

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

Capital expenditures during the first six months of 2015 included $2,662,000 for marketing and transportation equipment additions and $2,171,000 in property additions associated with oil and gas exploration and production activities.  Currently for the remainder of 2015, the Company’s planned expenditures include the investment of $4.5 million to expand and improve the terminal facilities within the chemical hauling division plus the purchase of 10 truck-tractors and 50 trailers to expand its chemical hauling fleet at a cost of approximately $6,000,000.  Future capital projects within the crude oil marketing and oil and gas exploration segments will be evaluated as they arise.

Historically, the Company paid an annual dividend in the fourth quarter of each year until June 17, 2013 when the Company initiated payment of a quarterly dividend.  A quarterly dividend of $0.22 per common share or $928,000 was paid during each of the first and second quarters of 2015 and 2014.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended June 30, 2015 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties, except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of June 30, 2015, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 7, 2015	By /s/Thomas S. Smith
Thomas S. Smith
President, Chief Executive Officer
(Principal Executive Officer)

By /s/Richard B. Abshire
Richard B. Abshire
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

*10.1	Form of Indemnification Agreement for directors and officers (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2015).

*31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* **101.INS -	XBRL Instance Document

* **101.SCH -	XBRL Schema Document

* **101.CAL -	XBRL Calculation Linkbase Document

* **101.DEF -	XBRL Definition Linkbase Document

* **101.LAB -	XBLR Label Linkbase Document
* **101.PRE -	XBRL Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Six Months Ended June 30, 2015 and 2014, (ii) the Consolidated Balance Sheets – June 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows – Six Months Ended June 30, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.