Form 10-Q
period 2015-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2015-11-06
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
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

A total of 4,217,596 shares of Common Stock were outstanding at November 5, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES:
Marketing	$1,541,999	$3,219,457	$423,014	$1,153,249
Transportation	49,921	52,490	15,748	17,538
Oil and natural gas	4,104	11,143	1,131	3,183
	1,596,024	3,283,090	439,893	1,173,970

COSTS AND EXPENSES:
Marketing	1,511,258	3,190,264	416,517	1,145,758
Transportation	41,018	43,383	12,938	14,192
Oil and natural gas	6,451	6,277	2,746	1,958
Oil and natural gas property sale (gain)	-	(2,198)	-	(2,198)
General and administrative	7,750	6,701	2,101	2,300
Depreciation depletion and amortization	18,086	18,443	5,968	6,228
	1,584,563	3,262,870	440,270	1,168,238

Operating earnings (loss)	11,461	20,220	(377)	5,732

Other income (expense):
Interest income	237	205	64	118
Interest expense	(5)	(2)	(1)	(2)

Earnings (loss) before income taxes	11,693	20,423	(314)	5,848

Income tax (provision) benefit	(4,564)	(7,230)	6	(1,993)

Net earnings (loss)	$7,129	$13,193	$(308)	$3,855

EARNINGS (LOSS) PER SHARE:
Basic and diluted net earnings (loss)
per common share	$1.69	$3.13	$(.07)	$.92

DIVIDENDS PER COMMON SHARE	$.66	$.66	$.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$95,235	$80,184
Accounts receivable, net of allowance for doubtful
accounts of $154 and $179, respectively	95,637	144,434
Inventory	14,815	13,481
Fair value contracts	192	936
Income tax receivable	-	970
Prepayments	7,150	10,940

Total current assets	213,029	250,945

Property and Equipment
Marketing	65,196	65,865
Transportation	64,722	63,239
Oil and gas (successful efforts method)	87,836	88,661
Other	187	186
	217,941	217,951

Less – Accumulated depreciation, depletion and amortization	(148,075)	(133,080)
	69,866	84,871
Other Assets:
Cash deposits and other	5,906	4,998
	$288,801	$340,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$101,700	$160,743
Accounts payable – related party	16	51
Fair value contracts	357	943
Accrued and other liabilities	10,680	6,208
Current deferred income taxes	611	658

Total current liabilities	113,364	168,603

Other Liabilities:
Asset retirement obligations	2,463	2,464
Deferred taxes and other liabilities	11,132	12,250
	126,959	183,317
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	149,727	145,382
Total shareholders’ equity	161,842	157,497
	$288,801	$340,814

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2015	2014
CASH PROVIDED BY OPERATIONS:
Net earnings	$7,129	$13,193
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	18,086	18,443
Property sales (gains) oil and gas	-	(2,198)
Property sales (gains) other	(522)	(297)
Dry hole costs incurred	803	1,028
Impairment of oil and gas properties	1,191	572
Provision for doubtful accounts	(25)	(123)
Deferred income taxes	(1,151)	(2,455)
Net change in fair value contracts	158	405
Decrease (increase) in accounts receivable	48,822	17,933
Decrease (increase) in inventories	(1,334)	4,292
Decrease (increase) in income tax receivable	970	1,136
Decrease (increase) in prepayments	3,790	8,346
Increase (decrease) in accounts payable	(58,594)	(6,210)
Increase (decrease) in accrued liabilities	5,122	4,393
Other changes, net	(884)	(999)

Net cash provided by operating activities	23,561	57,459

INVESTING ACTIVITIES:
Property and equipment additions	(6,347)	(22,655)
Insurance and state collateral (deposits) refunds	(39)	(467)
Proceeds from property sales	660	5,149
Net cash (used in) investing activities	(5,726)	(17,973)

FINANCING ACTIVITIES
Dividend payments	(2,784)	(2,784)

Net cash (used in) financing activities	(2,784)	(2,784)

Increase (decrease) in cash and cash equivalents	15,051	36,702

Cash and cash equivalents at beginning of period	80,184	60,733

Cash and cash equivalents at end of period	$95,235	$97,435

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2015, its results of operations for the nine months and three months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (‟GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after September 30, 2015, was evaluated through the date of issuance of these financial statements.

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

Note 2 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The Company is engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals and oil and gas exploration and production.  Its primary area of operation is within the Gulf Coast region of the United States.  The accompanying unaudited condensed consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (the ‟Company”) after elimination of all intercompany accounts and transactions.

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

Prepayments

The components of prepayments and other were as follows (in thousands):

	September 30,	December 31,
	2015	2014

Cash collateral deposits for commodity purchases	$4,055	$7,872
Insurance premiums	2,162	2,316
Rents, license and other	933	752

	$7,150	$10,940

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2015, the Company had no unevaluated or suspended exploratory drilling costs.

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

Impairment provisions on producing and non-producing oil and gas properties were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Producing property impairments	$207	$-	$-	$-
Non-producing property impairments	984	572	568	168
Total	$1,191	$572	$568	$168

Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately four percent of total oil and gas property costs and are categorized as follows (in thousands):

	September 30,	December 31,
	2015	2014

South Texas Project acreage	$358	$357
Napoleonville, Louisiana acreage	49	48
North Dakota and other acreage areas	207	554

Total Non-producing Leasehold Costs	$614	$959

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

Capitalized cost activity on the ‟North Dakota and other acreage areas” was as follows (in thousands):

	Leasehold Costs
	September 30,	December 31,
	2015	2014
Net book value January 1	$554	$411
Property additions	68	580
Impairments	(415)	(437)

Net book value end of period	$207	$554

Cash Deposits and Other Assets

The Company has established certain deposits to support participation in its liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits.  Insurance collateral deposits are invested at the discretion of the Company’s insurance carrier and such investments primarily consist of intermediate term federal government bonds and bonds backed by federal agencies.  This fair value measure relies on inputs from quoted prices for similar assets and is thus categorized as a ‟Level 2” valuation in the fair value hierarchy.

Components of cash deposits and other assets are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Insurance collateral deposits	$5,413	$4,536
State collateral deposits	154	155
Materials and supplies	339	307
	$5,906	$4,998

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

Reporting such crude oil contracts on a gross revenue basis would increase the Company’s reported revenues as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue gross-up	$388,936	$1,054,350	$122,273	$271,749

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a sixty million dollar stand-by letter of credit facility that is used to support the Company’s crude oil purchases.

This facility is collateralized by certain eligible accounts receivable and outstanding amounts were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Stand-by letters of credit	$1,000	$15,300

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

Statement of Cash Flows

There were no significant non-cash financing activities in any of the periods reported.  Statements of cash flow disclosure items include the following (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest paid	$5	$2	$1	$2

Taxes paid (refund)	$4,038	$8,140	$2,431	$(113)

Capitalized amounts included in property and equipment that were not included in amounts reported for cash additions in the Statements of Cash Flows for the applicable report dates were as follows (in thousands):

	September 30,		December 31,
	2015	2014	2014	2013

Property and equipment additions	$3	$3,315	$1,137	$1,507

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

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2015 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$363	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	528	-
Less Counterparty Offsets	(171)	-	(171)	-

As Reported Fair Value Contracts	$192	$-	$357	$-

As of September 30, 2015, two commodity purchase and sale contracts comprise the Company’s derivative valuations.  These contracts encompass approximately 129 barrels per day of crude oil from October 2015 through December 31, 2015 plus 65 barrels per day of diesel fuel from October  2015 through March 2016.

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

The Company only enters into commodity contracts with credit worthy counterparties or obtains collateral support for such activities.  As of September 30, 2015 and December 31, 2014, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statements of Operations for the nine months and three months ended September 30, 2015 and 2014 as follows (in thousands):

	Earnings (Loss)		Earnings (Loss)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues – Marketing	$(158)	$310	$(208)	$(74)

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

As of September 30, 2015, the Company’s fair value assets and liabilities that comprise derivative financial instruments are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$363	$-	$(171)	$192
- Current liabilities	-	(528)	-	171	(357)
Net Value	$-	$(165)	$-	$-	$(165)

As of December 31, 2014, the Company’s fair value assets and liabilities that comprise derivative financial instruments are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$1,332	$-	$(396)	$936
- Current liabilities	-	(1,339)	-	396	(943)
Net Value	$-	$(7)	$-	$-	$(7)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2015 and December 31, 2014, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Recent Accounting Pronouncement

In July 2015, the FASB amended the existing accounting standards for inventory to provide for the measurement of inventory at the lower of cost or ‟net realizable value,” as defined in the standard.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Nine Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2015
Marketing	$1,541,999	$22,405	$8,336	$2,128
Transportation	49,921	3,212	5,691	1,584
Oil and gas	4,104	(6,406)	4,059	2,635
	$1,596,024	$19,211	$18,086	$6,347
Period Ended September 30, 2014
Marketing	$3,219,457	$22,187	$7,006	$9,308
Transportation	52,490	3,594	5,513	6,280
Oil and gas	11,143	1,140	5,924	7,067
	$3,283,090	$26,921	$18,443	$22,655

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2015
Marketing	$423,014	$3,715	$2,782	$-
Transportation	15,748	918	1,892	1,050
Oil and gas	1,131	(2,909)	1,294	458
	$439,893	$1,724	$5,968	$1,508
Period Ended September 30, 2014
Marketing	$1,153,249	$5,041	$2,450	$3,377
Transportation	17,538	1,464	1,882	5,851
Oil and gas	3,183	1,527	1,896	1,338
	$1,173,970	$8,032	$6,228	$10,566

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment operating earnings	$19,211	$26,921	$1,724	$8,032
- General and administrative	(7,750)	(6,701)	(2,101)	(2,300)
Operating earnings (loss)	11,461	20,220	(377)	5,732
- Interest income	237	205	64	118
- Interest expense	(5)	(2)	(1)	(2)
Earnings (loss) before income tax	$11,693	$20,423	$(314)	$5,848

Identifiable assets by industry segment were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Marketing	$132,721	$189,332
Transportation	32,351	37,643
Oil and gas	20,921	25,888
Other	102,808	87,951
	$288,801	$340,814

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

The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  In addition, the Company leases office space from an affiliated entity based on a lease rental rate determined by independent appraisal.

Activities with affiliates were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Overhead recoveries	$74	$124	$24	$42

Affiliate billings to company	$57	$48	$10	$-

Company billings to affiliates	$29	$31	$7	$-

Rentals paid to affiliate	$427	$464	$143	$162

Note 5 - Commitments and Contingencies

The Company maintains certain automobile and workers’ compensation insurance policies.  Under these policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured loss is shared with a group of similarly situated entities.  The Company recognizes estimated expenses and related liabilities for losses incurred but not reported to the Company or its insurance carrier.  In addition, the Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis and, as claims are paid, the liability is relieved. Third party stop-loss insurance coverage for annual individual medical claims exceeding $100,000 is obtained along with a $2 million aggregate umbrella policy for employee medical claims exceeding approximately $4.5 million per calendar year.

Estimated and recorded expenses and related liabilities for automobile and workers’ compensation losses as well as employee medical costs that have been incurred but not reported to the Company or its insurance carriers as of the financial report dates were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Automobile and workers’ compensation	$3,477	$2,585

Employee medical coverage	$1,170	$1,057

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties except, all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of September 30, 2015 and December 31, 2014, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

- Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2015	2014	Change(1)	2015	2014	Change(1)
Revenues	$1,541,999	$3,219,457	(52.1)%	$423,014	$1,153,249	(63.3)%

Operating earnings	$22,405	$22,187	1.0%	$3,715	$5,041	(26.3)%

Depreciation	$8,336	$7,006	19.0%	$2,782	$2,450	13.6%

Driver commissions	$17,305	$15,680	10.4%	$5,528	$5,421	2.0%

Insurance	$6,737	$6,227	8.2%	$2,166	$2,064	4.9%

Fuel	$7,909	$10,949	(27.8)%	$2,409	$3,339	(27.9)%

_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Field Level Purchase Volumes – Per day(2)
Crude oil - barrels	112,345	115,335	100,816	119,823

Average Purchase Price
Crude oil – per barrel	$47.25	$96.64	$43.26	$94.11
_____________________________
(2) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude oil revenues declined in 2015 consistent with reduced market prices for crude oil.    Volumes also began to decline during the second quarter of 2015 as drilling activity in the areas where the Company operates declined due to lower prices and because certain suppliers cancelled sales to the Company in order to meet their pipeline volume commitments.

Crude Oil – Field Level Operating Earnings (Non GAAP-Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first nine months of 2015, the net impact of inventory valuation was a loss as shown below.  Crude oil inventory on-hand and weighted average prices were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Inventory
Crude oil – barrels	331,268	292,355

Average price
Crude oil – per barrel	$44.72	$46.11

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
As reported segment operating earnings
Add (less) -	$22,405	$22,187	$3,715	$5,041
Inventory valuation (gains) losses	1,031	1,641	2,536	4,203
Derivative valuation (gains) losses	158	(310)	208	74
Field level operating earnings(1)	$23,594	$23,518	$6,459	$9,318
____________________________________
(1)
Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  The comparative field level operating earnings declined for the third quarter of 2015 stemmed from reduced purchase volumes and narrowing unit margins as competition for available supply stiffened.  Operating earnings in 2015 were also suppressed due to increased depreciation charges in 2015 as a result of higher cost of newer trucks and elevated driver commissions due to longer average hauls in the more competitive marketplace.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

-           Transportation

Transportation segment revenues, operating earnings, depreciation and certain cost are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2015	2014	Change(1)	2015	2014	Change(1)
Revenues	$49,921	$52,490	(4.9)%	$15,748	$17,538	(10.2)%

Operating earnings	$3,212	$3,594	(10.6)%	$918	$1,464	(37.3)%

Depreciation	$5,691	$5,513	3.2%	$1,892	$1,882	.5%

Driver commissions	$10,350	$10,255	.9%	$3,347	$3,432	(2.5)%

Insurance	$4,134	$4,452	(7.1)%	$1,146	$1,513	(24.3)%

Fuel	$6,624	$10,868	(39.1)%	$1,930	$3,310	(41.7)%

Maintenance expense	$4,734	$4,768	(.7)%	$1,658	$1,522	8.9%

Mileage	19,714	20,321	(3.0)%	6,326	6,704	(5.6)%

__________________________
(1)  Represents the percentage increase (decrease) from the prior year.

The Company’s transportation segment serves the petrochemical industry and customer demand remained strong during the first half of 2015 but began to weaken during this year’s third quarter.  While reported revenues for 2015 appear to have declined, excluding the impact of reduced fuel surcharge recoveries, revenues generated for the first nine months of 2015 were fairly consistent with the 2014 level.  Diesel fuel prices were higher during 2014 and as a result the fuel surcharge component of revenue for the nine month and three month periods of 2014 exceeded the comparative 2015 amounts by $3,571,000 and $1,499,000, respectively.  The Company’s contracts which vary by customer generally provide a mechanism for the Company to pass along a portion of fuel cost savings or increases to its customers.  The Company absorbs the difference between actual fuel costs and allowed recoveries.  By the third quarter of 2015 the net savings from reduced fuel cost was substantially passed-through to customers so operating earnings for the quarter were reduced with the reduced level of activity.  The Company did, however, benefit from reduced insurance cost during the third quarter of 2015 due to an improved claims experience and less activity.

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

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2015	2014	Change(1)	2015	2014	Change(1)
Revenues	$4,104	$11,143	(63.2)%	$1,131	$3,183	(64.5)%

Operating earnings (loss)	$(6,406)	$1,140	(661.9)%	$(2,909)	$1,527	(290.5)%

Depreciation/depletion	$4,059	$5,924	(31.5)%	$1,294	$1,896	(31.8)%
________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

 Oil and gas revenues and operating earnings declined during 2015 relative to the 2014 period due to reduced commodity prices and normal volume declines as shown in the table below.  The Company has curtailed substantially all of its drilling activity.  Depreciation and depletion expense is also reduced in 2015 consistent with reduced volumes and reduced net capitalized costs.

Production volumes and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Crude Oil(1)
Volume – barrels	39,710	63,230	12,070	18,726
Average price per barrel	$48.07	$92.90	$41.94	$88.84

Natural gas
Volume – mcf	638,581	885,161	205,375	285,278
Average price per mcf	$2.78	$4.85	$2.44	$4.11

Natural gas liquids
Volume – barrels	31,679	33,045	10,338	12,529
Average price per barrel	$13.22	$29.46	$12.00	$27.64

___________________________
(1)	Crude oil volumes and prices included the value of associated natural gas liquids production.

Exploration costs primarily relate to property impairments and dry hole expense.  Property impairment charges occurred in 2015 and 2014 due to declining prices.  Exploration cost components were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Dry hole expense	$803	$1,028	$770	$71
Prospect and property impairments	1,191	572	568	168
Seismic and geological	14	11	1	3
	$2,008	$1,611	$1,339	$242

During the first nine months of 2015, the Company successfully completed 13 wells with one dry hole originating from current year activities.  Additionally, the Company has an interest in 10 wells that were in process on September 30, 2015.  Completion of the currently delayed wells is pending improved crude oil and natural gas prices.  No drilling is planned for the remainder of 2015.

- General and administrative

General and administrative expenses were elevated from $6,701,000 during the nine months of 2014 to $7,750,000 during the nine months of 2015 due to a $1.1 million lump sum payment made during the first quarter of 2015 to the Company’s former President upon retirement and termination of his previous employment agreement.

-           Outlook

The impact of reduced crude oil prices is causing marketing segment field level volumes to decline as the Company’s suppliers curtail production and struggle to meet their volume commitments.  Anticipation suggests continued volume declines within the marketing operation as well as narrowed margins as competition intensifies.  Transportation service demand has softened of late but the outlook for the segment remains favorable.  The oil and gas division continues to see declining volumes as drilling is curtailed and prices remain suppressed.  In addition, additional impairment provisions on producing and non-producing oil and gas properties may result at year-end 2015 based on then existing hydrocarbon prices.

Liquidity and Capital Resources

The Company’s liquidity primarily derives from net cash provided by operating activities and amounts for the reporting periods were as follows (in thousands):.

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$23,561	$57,459

Net cash provided from operating activities may vary substantially from quarter to quarter due to the timing of receipts and/or payments of ‟early payments” with customers and suppliers.  See discussion below.  As of September 30, 2015 and December 31, 2014, the Company had no bank debt or other forms of debenture obligations.  Cash balances are maintained in order to meet the timing of day-to-day cash needs.  Cash balances and working capital, the excess of current assets over current liabilities, as of the reporting dates were as follows:

	September 30,	December 31,
	2015	2014
Cash	$95,235	$80,184

Working capital	$99,665	$82,342

The Company heavily relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.  Cash balances were increased during the current period as a result of operating cash earnings generated during the period.

At various times each month, the Company makes cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within the marketing operations.  Crude oil supply prepayments are recouped and advanced from month to month as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” reduce cash and accounts payable as of the balance sheet date.  The Company also requires certain customers to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments and cash collateral received from customers increases cash and reduces accounts receivable as of the balance sheet date.

Amounts as of the reporting dates for early payments, prepayments and cash collateral were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Early payments received	$24,311	$57,404

Cash collateral received	$1,253	$8,594

Prepayments to suppliers	$4,055	$7,872

Early payments to suppliers	$18,357	$35,500

The Company maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit to suppliers of crude oil.  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil supply and amounts outstanding were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Letters of credit outstanding	$1,000	$15,300

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

Capital expenditures during the first nine months of 2015 included $3,712,000 for marketing and transportation equipment additions and $2,635,000 in property additions associated with oil and gas exploration and production activities.  Currently for the remainder of 2015 and into 2016, the Company’s planned expenditures include the investment of $4.5 million to expand and improve the terminal facilities within the chemical hauling division plus the purchase of 10 truck-tractors and 50 trailers to expand its chemical hauling fleet at a cost of approximately $6,000,000.  Future capital projects within the crude oil marketing and oil and gas exploration segments will be evaluated as they arise.

Historically, the Company paid an annual dividend in the fourth quarter of each year until June 17, 2013 when the Company initiated payment of a quarterly dividend.  A quarterly dividend of $0.22 per common share or $928,000 was paid during each of the first, second and third quarters of 2015 and 2014.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended September 30, 2015 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties, except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of September 30, 2015, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 6, 2015	By /s/Thomas S. Smith
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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Nine Months Ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets – September 30, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.