Form 10-K
period 2015-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2016-03-11
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2015
OR
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7908
ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)
Delaware	74-1753147	17 South Briar Hollow Lane Suite 100	77027
		Houston, Texas
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 881-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	NYSE MKT

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
YES ___NO      X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2015 was $89,541,323 based on the closing price of $44.60 per one share of common stock as reported on the NYSE MKT for such date.  A total of 4,217,596 shares of Common Stock were outstanding at March 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2016 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements –Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2015 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact; such forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Price Risk Management Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Items 1 and 2.  BUSINESS AND PROPERTIES

Business Activities

Adams Resources & Energy, Inc. (‟ARE”), a Delaware corporation organized in 1973, and its subsidiaries (collectively, the ‟Company”), are engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals, and oil and gas exploration and production.    The Company’s headquarters are located in 27,932 square feet of office space located at 17 South Briar Hollow Lane Suite 100, Houston, Texas 77027 and the telephone number of that address is (713) 881-3600.  The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2015 are set forth in Note (8) to the Consolidated Financial Statements included elsewhere herein.

Marketing Segment Subsidiary

Gulfmark Energy, Inc. (‟Gulfmark”), a subsidiary of ARE, purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas and Louisiana with additional operations in Michigan and North Dakota. Gulfmark operates 207 tractor-trailer rigs and maintains over 120 pipeline inventory locations or injection stations.  Gulfmark has the ability to barge oil from four oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 400,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for its products. During 2015, Gulfmark purchased approximately 106,400 barrels per day of crude oil at the field (wellhead) level. Gulfmark delivers physical supplies to refiner customers or enters into commodity exchange transactions when the cost to exchange is less than the alternate cost to transport or store the crude oil.  During 2015, Gulfmark had sales to two customers that comprised 24.4 percent and 13.8 percent, respectively, of total Company wide revenues.  Management believes alternative market outlets for its commodity sales are readily available and a loss of any of these customers would not have a material adverse effect on the Company’s operations.  See discussion under ‟Concentration of Credit Risk” in Note (3) to Consolidated Financial Statements.

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

Transportation Segment Subsidiary

Service Transport Company (‟STC”), a subsidiary of ARE, transports liquid chemicals on a ‟for hire” basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list.  Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the United States Department of Transportation (‟DOT”).   STC operates 324 truck tractors of which 293 are Company owned with 31 independent owner-operator units.  The Company also owns and operates 580 tank trailers.  In addition, STC operates truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana, St. Rose, Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 26.5 Company-owned acres in Houston, Texas.  This property includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system.  The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.

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

Oil and Gas Segment Subsidiary

Adams Resources Exploration Corporation (‟AREC”), a subsidiary of ARE, is actively engaged in the exploration and development of domestic oil and natural gas properties primarily in Texas and the south central region of the United States. AREC’s offices are maintained in Houston and the Company holds an interest in 513 producing wells of which 26 are Company operated.

Producing Wells--The following table sets forth the Company’s gross and net productive wells as of December 31, 2015. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Texas	242	7.49	164	11.35	406	18.84
Other	82	1.11	25	.61	107	1.72
	324	8.60	189	11.96	513	20.56

Drilling Activity--The following table sets forth the Company’s drilling activity for each of the three years ended December 31, 2015.  All drilling activity was onshore in Texas, Louisiana and Kansas.

	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	-	-	-	-	-	-
- Dry	1	.10	4	.40	3	.38
Development wells drilled
- Productive	13	.16	46	.83	77	1.40
- Dry	-	-	3	.43	-	-
	14	.26	53	1.66	80	1.78

Production and Reserve Information--The Company’s estimated net quantities of proved oil and natural gas reserves, establish future net cash flows before income taxes and the standardized measure of discounted future net cash flows, calculated at a 10% discount rate, for the three years ended December 31, 2015, are presented in the table below (in thousands):

	As of December 31,
	2015	2014	2013
Crude oil (thousands of barrels)	226	318	368
Natural gas (thousands of mcf)	4,835	5,611	6,286
Future net cash flows before income taxes	$8,413	$41,396	$45,169
Standardized measure of oil and gas reserves	$3,527	$15,744	$17,836

The estimated value of oil and natural gas reserves and future net revenues derived therefrom are highly dependent upon oil and gas commodity price assumptions.  In such estimates, the Company’s independent petroleum engineers assumed market prices as presented in the table below (in thousands):

	2015	2014	2013
Assumed market price
Crude oil per barrel	$45.83	$89.60	$94.99
Natural gas per thousand cubic feet (mcf)	$2.62	$5.42	$4.69

Such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations.  The prices reported in the reserve disclosures for natural gas include the value of associated natural gas liquids.  Oil and gas reserve values and future net cash flow estimates are very sensitive to pricing assumptions and will vary accordingly.

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

The Company’s net oil and natural gas production for the three years ended December 31, 2015 was as follows:

Years Ended	Crude Oil	Natural
December 31,	(barrels)	Gas (mcf)
2015	99,500	889,000
2014	127,300	1,133,000
2013	102,300	1,608,000

Certain financial information relating to the Company’s crude oil and natural gas exploration division revenues and earnings is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Average oil and condensate
sales price per barrel(1)	$28.94	$63.64	$79.15
Average natural gas
sales price per mcf	$2.46	$4.65	$3.75
Average production cost, per equivalent
barrel, charged to expense	$24.64	$21.42	$15.54

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

Investment

In December 2015 the Company formed a new wholly owned subsidiary Adams Resources Medical Management, Inc. (ARMM) and in January 2016 ARMM acquired a 30% member interest in Bencap LLC (Bencap) for a $2,200,000 cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company will account for this investment on the equity method of accounting.

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state, and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.  The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business.  Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement actions which could materially and adversely affect the Company’s business.  The Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation. However, given the nature of the Company’s business, the Company is subject to environmental risks and the possibility remains that the Company’s ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private actions against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.  See “Item 1A. Risk Factors – Environmental liabilities and environmental regulations may have an adverse effect on the Company.”  At December 31, 2015, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2015, the Company employed 809 persons, 10 of whom were employed in the exploration and production of oil and gas, 348 in the marketing of crude oil, 433 in transportation operations, and 18 in administrative capacities.  None of the Company’s employees are represented by a union.  Management believes its employee relations are satisfactory.

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

The current market environment is such that the Company has been adversely effected by the sudden and significant declines in the commodity price for hydrocarbons.

Economic developments could damage operations and materially reduce profitability and cash flows.

Potential disruptions in the credit markets and concerns about global economic growth could have a significant adverse impact on global financial markets and commodity prices.  Such factors could contribute to a decline in the Company’s stock price and corresponding market capitalization.  Should commodity prices experience a period of rapid decline, or a prolonged period of low commodity prices, future earnings will be reduced.  Since the Company has neither bank debt obligations nor covenants tied to its stock price, potential declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets experience volatility and the availability of funds become limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

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

Potentially escalating diesel fuel prices could have an adverse effect on the Company

As an integral part of the Company’s marketing and transportation businesses, the Company operates approximately 500 truck-tractors and diesel fuel costs are a significant component of operating expense.  Such costs generally fluctuate with increasing and decreasing world crude oil prices. During periods of high prices,  the Company attempts to recoup rising diesel fuel costs through the pricing of its services; however to the extent such costs escalate, operating earnings will generally be adversely affected.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing of the formation of a sink hole.  AREC is currently involved in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2015 and 2014, the Company has accrued $500,000 of future legal and/or settlement costs for these matters.

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

The Company’s common stock is traded on the NYSE MKT under the ticker symbol ‟AE”.  The following table sets forth the high and low sales prices of the common stock as reported by the NYSE MKT for each calendar quarter since January 1, 2014.

	American Stock Exchange
	High	Low
2015
First Quarter	$73.28	$47.31
Second Quarter	70.00	39.00
Third Quarter	48.60	38.88
Fourth Quarter	46.86	33.55

2014
First Quarter	$90.28	$57.19
Second Quarter	81.50	56.08
Third Quarter	79.61	44.26
Fourth Quarter	50.54	38.58

The Company has no securities authorized for issuance under equity compensation plans.  The Company made no repurchases of its stock during 2015 and 2014.

During each of March, June, September and December 2015 and 2014, respectively, the Company paid to its common shareholders a quarterly cash dividend of $.22 per common share as follows:

Performance Graph

The performance graph shown below was prepared under the applicable rules of the SEC based on data supplied by Research Data Group.  The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time.  The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2010 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note:  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/10	12/11	12/12	12/13	12/14	12/15

Adams Resources & Energy, Inc.	100.00	122.39	150.26	296.69	219.60	171.98
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Integrated Oil & Gas	100.00	114.77	117.30	142.56	132.96	114.53

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Marketing	$1,875,885	$4,050,497	$3,863,057	$3,292,948	$2,961,176
Transportation	63,331	68,968	68,783	67,183	63,501
Oil and natural gas	5,063	13,361	14,129	15,954	14,060
	$1,944,279	$4,132,826	$3,945,969	$3,376,085	$3,038,737
Operating earnings (loss):
Marketing	$22,895	$20,854	$40,369	$46,145	$49,237
Transportation	3,701	4,750	5,180	10,253	8,521
Oil and gas operations	(19,016)	(10,038)	(2,113)	(5,835)	(16,797)
Oil and gas property sale	-	2,528	-	2,203	2,923
General and administrative	(9,939)	(8,613)	(9,060)	(8,810)	(8,678)
	(2,359)	9,481	34,376	43,956	35,206
Other income (expense):
Interest income	327	301	198	190	237
Interest expense	(13)	(2)	(24)	(10)	(8)
Earnings (loss) from continuing operations
before income taxes	(2,045)	9,780	34,550	44,136	35,435

Income tax (provision) benefit	770	(3,561)	(12,429)	(16,664)	(12,717)

Earnings (loss) from continuing
Operations	(1,275)	6,219	22,121	27,472	22,718
Earnings (loss) from discontinued
operations, net of taxes	-	304	(511)	319	213

Net earnings (loss)	$(1,275)	$6,523	$21,610	$27,791	$22,931

Earnings (Loss) Per Share
From continuing operations	$(.30)	$1.48	$5.24	$6.51	$5.39
From discontinued operations	-	.07	(.12)	.08	(.05)
Basic and diluted earnings per share	$(.30)	$1.55	$5.12	$6.59	$5.34

Dividends per common share	.88	$.88	$.66	$.62	$.57

Financial Position
Cash	$91,877	$80,184	$60,733	$47,239	$37,066
Net working capital	96,340	82,342	79,561	58,474	48,871
Total assets	243,215	340,814	448,082	419,501	378,840
Long-term debt	-	-	-	-	-
Shareholders’ equity	152,510	157,497	154,685	135,858	110,682
Dividends on common shares	3,712	3,711	2,783	2,615	2,404
________________________________
Notes:
In 2014, 2012 and 2011, certain oil and natural gas producing properties were sold for $4.1 million, $3.6 million and $6.6 million producing net gains of $2.5 million, $2.2 million and $2.9 million, respectively.
The 2015, 2014, 2013, 2012 and 2011 oil and gas operating losses include property impairments totaling $12.1 million, $8.0 million, $2.6 million, $4.7 million and $14.8 million, respectively.  These impairments were recorded following declining crude oil prices in 2015 following crude oil price declines in 2014, unfavorable drilling results in 2013 and declining natural gas prices in 2012 and 2011.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-  Marketing

Crude oil marketing revenues, operating earnings and selected costs were as follows (in thousands):

	2015	2014	2013

Revenues	$1,875,885	$4,050,497	$3,863,057

Operating earnings	$22,895	$20,854	$40,369

Depreciation	$11,097	$9,626	$7,682

Driver commissions	$22,262	$21,744	$19,478

Insurance	$8,732	$7,446	$7,659

Fuel	$9,928	$14,851	$13,808

Supplemental volume and price information:

	2015	2014	2013
Field Level Purchases per day (1)
Crude Oil – barrels	106,400	117,100	106,000

Average Purchase Price
Crude Oil – per barrel	$45.41	$89.40	$99.57
___________________
(1) Reflects the volume purchased from third parties at the field level of operations.

Beginning in late 2011, crude oil purchase volumes and hence revenues started to increase following new production established by the Company’s customer base, primarily in the Eagle Ford shale of South Texas.  This trend continued into late 2014 supported by a relatively high market price for crude oil in the $90 per barrel range.  Beginning in November 2014, crude oil prices began to decline significantly and the Company’s average crude oil purchase price dropped to $54 per barrel by December 2014 from $90 per barrel in September 2014.  Declining prices continued into 2015 curtailing new drilling efforts.  The combination of reduced prices and volumes caused revenues to fall 54 percent in 2015 relative to 2014.

-	Field Level Operating Earnings (Non GAAP Measure)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory liquidation and valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated from 2013 through 2015, the net impact yielded inventory valuation losses in each of the years presented.

Crude oil marketing operating earnings are also affected by the valuations of the Company’s forward month commodity contracts (derivative instruments) as of the various report dates.  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level).  Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not subject to fair value treatment.  The valuation of derivative instruments at period end requires recognition of ‟mark-to-market” gains and losses.

The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized in the following reconciliation from a GAAP to a non-GAAP measure (in thousands):

	2015	2014	2013

As reported segment operating earnings	$22,895	$20,854	$40,369
Add (less) -
Inventory liquidation (gains) losses	5,357	14,247	3,824
Derivative valuation (gains) losses	188	(312)	193

Field level operating earnings(1)	$28,440	$34,789	$44,386
____________________________________
(1)
Such designation is unique to the Company and is not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

The Company held crude oil inventory at a weighted average composite price in barrels as follows:

	As of December 31,
	2015		2014
		Average		Average
	Barrels	Price	Barrels	Price
Crude oil inventory	261,718	$29.31	292,355	$46.11

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivering it to market sales points.  Comparative field level operating earnings decreased in 2015 relative to 2014 and in 2014 relative to 2013 as competition and additional industry infrastructure development progressed in the region.  The year 2015 also experienced volume declines and added margin pressure as crude oil prices continued to decline.    Previously, a key factor in unit margins was the value difference between crude oil supplies in the mid-continent region of the United States versus crude oil supply costs in the eastern region of the United States. The Company was able to capture some of this value difference by shipping crude oil from the Texas Gulf Coast to points east. Due to competitive pressures during 2014, the opportunity for the Company to capture this location-based unit value difference evaporated which reduced earnings.  Further, depreciation charges increased as new equipment was added and driver commissions increased in 2014 and 2015 as a result of driver shortages in 2014 and longer hauls in 2015, necessitated by the competition to retain volumes.  An adverse claims experience increased insurance costs in 2015 but this experience cycle is not expected to recur in 2016.  Initially in 2015, operating earnings benefited from reduced fuel costs but this advantage has been largely lost as competitive pressures necessitated passing such savings back to suppliers in the form of higher purchase prices.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See ‟Item 1A, Risk Factors – Fluctuations in oil and gas prices could have an adverse effect on the Company”.

-           Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2015		2014		2013
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$63,331	(8.2)%	$68,968	.3%	$68,783	2%

Operating earnings	$3,701	(22.1)%	$4,750	(8.3)%	$5,180	(49)%

Depreciation	$7,554	1.9%	$7,416	4.5%	$7,099	20%

Driver commissions	$13,265	(1.2)%	$13,428	2.1%	$13,152	3%

Insurance	$4,543	(18.5)%	$5,574	(6.1)%	$5,937	20%

Diesel fuel	$8,134	(39.7)%	$13,487	(9.0)%	$14,813	2%

Maintenance Expense	$6,365	3.6%	$6,143	12.4%	$5,464	24.6%

Mileage	25,205	(4.2)%	26,314	(3.4)%	27,243	3.4%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

The Company’s revenue rate structure includes a component for fuel costs such that fuel cost fluctuations are largely passed through to the customer over time.  To illustrate, a calculation of revenues net of fuel cost is presented below (in thousands):

	2015	2014	2013
Total transportation revenue	$63,331	$68,968	$68,783
Diesel fuel cost	(8,134)	(13,487)	(14,813)
Revenues net of fuel	$55,197	$55,481	$53,970

Revenues net of fuel costs appear relatively flat while reported mileage as shown above has been decreasing from 2013 to 2015.  This apparent paradox results because of rate increases necessitated by higher driver and equipment costs in the more recent years.

The operating earnings trend line has declined since 2013.  This is caused by two primary factors.  First and most recently, mileage is reduced reflecting a drop off in demand originating in the third quarter of 2015.   Second, maintenance expense and depreciation following new equipment additions has steadily increased.  Partially offsetting these higher costs is reduced insurance expense for 2015 resulting from favorable claims experience.  The net result is still an adverse impact on operating earnings and management is working to reverse this situation.  The demand problem is being addressed with increased marketing efforts.  The cost problem is being addressed through sales of older inefficient equipment, a revamp of the approach to equipment maintenance and certain personnel layoffs that occurred in January 2016.

Equipment additions and retirement for the transportation fleet were as follows:

	2015	2014	2013
New truck-tractors purchased	60 units	40 units	-
Truck-tractors retired	-	40 units	-
New trailers purchased	12 units	30 units	35 units
Trailers retired	-	-	17 units

The sale of retired equipment produced gains of $16,000 and $432,000 in 2015 and 2014, respectively.

The Company’s predominate customers are the domestic petrochemical industry.  Contributing to customer demand is low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals.  Lower natural gas prices beginning in 2011 stimulated and provided an opportunity for increased profitability and this was evident in 2011 and 2012 results.  However, increased operating expenses and an industry wide shortage of qualified drivers affected the Company by suppressing revenues and results of operations during the heavy demand cycle of 2014 and early 2015.  More recently, the United States economy appears to have weakened with demand slackening.  In addition, the recent strengthening of the U.S. dollar relative to foreign currency may weaken demand for U.S. sourced petrochemical products.  As transportation revenues increase or decrease, operating earnings will typically increase or decrease at an accelerated rate.  This occurs because the fixed cost components of the Company’s operation do not vary with changing revenues.  As currently configured, operating earnings achieve break-even levels when annual revenues average approximately $60 million.  Above that level, operating earnings will grow and below that level, losses result.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas production volumes and prices.  Comparative amounts for revenues, operating earnings and selected expenses were as follows (in thousands):

	2015		2014		2013
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)
Revenues	$5,063	(62.1)%	$13,361	(5.4)%	$14,129	(11)%

Operating earnings (loss)(2)	(19,016)	153.2%	(7,510)	255.4%	(2,113)	42%

Depreciation and depletion	5,066	(33.1)%	7,573	1.1%	7,494	(15)%

Dry hole expense	817	(21.0)%	1,034	343.8%	233	441.9%

Prospect impairments	1,758	(56.1)%	4,008	218.9%	1,257	46.8%

Producing property impairments	10,324	158.0%	4,001	191.4%	1,373	(71)%
______________
(1)	Represents the percentage increase (decrease) from the prior year.
(2)	Includes gains from property sales of $2.5 million in 2014.

As shown in the table below, declining crude oil, natural gas and natural gas liquid prices coupled with declining volumes acted to reduce revenues and earnings for the comparative years presented.  The sales volume decrease followed normal production declines as persistently low prices curtailed the development of natural gas properties in 2013 and 2014 and curtailed crude oil properties in 2015.  Contributing to operating losses were property impairments as shown above.  Property impairments resulted in 2015 and 2014 following fourth quarter declines in crude oil prices while impairments in 2013 followed adverse drilling results.

Comparative volumes and prices were as follows:

	2015		2014		2013
Production Volumes
- Crude oil	50,000	Bbls	79,100	Bbls	84,400	Bbls
- Natural gas	889,000	Mcf	1,133,000	Mcf	1,608,000	Mcf
- Natural gas liquids	42,100	Bbls	45,900	Bbls	24,400	Bbls

Average Price
- Crude oil	$46.51	Bbls	$88.42	Bbl	$88.70	Bbl
- Natural gas	$2.46	Mcf	$4.65	Mcf	$3.75	Mcf
- Natural gas liquids	$12.70	Bbls	$28.83	Bbl	$25.06	Bbl

During 2015, the Company participated in the drilling of 14 wells with one dry hole.  No wells were in process as of December 31, 2015 and no drilling is currently planned for 2016.

An independent evaluation of estimated oil and gas reserves and the estimated future income derived therefrom is prepared on an annual basis.  See also Note (11) to Consolidated Financial Statements.  The following estimates of future net income from oil and gas properties before income taxes based on average prices during 2015 is presented in such report as of December 31, 2015 as follows (in thousands):

As of
December 31, 2015
Future net income before taxes
- Estimate for the year 2016	$1,575
- Estimate for the year 2017	992
- Estimate for the year 2018	940
- Estimate for the year 2019	816
- Estimate for the year 2020	680
Thereafter	3,410
Total future net income before taxes	$8,413

Net capitalized oil and gas property costs (remaining net book value) associated with the projected future net income stream as of December 31, 2015 was as follows (in thousands):

As of
December 31, 2015
Net capitalized cost of oil and gas properties	$8,001

Capitalized oil and gas property costs are amortized against income as the underlying oil and gas reserves are produced (units-of-production method). Therefore as illustrated above, absent price increases, it is unlikely that the Company will report operating income from its oil and gas segment for the foreseeable future.

-	Oil and gas property sales

During 2014, the Company sold its interest in certain Oklahoma and Texas properties for proceeds totaling $2,553,000 and half of its interest in certain South Texas (Lavaca County) properties for proceeds totaling $1,509,000.  Combined, the Company recorded a $2,528,000 pre-tax gain from these transactions.  The Company retained an interest in the South Texas properties as development of such project continues, although the Company chose to reduce its level of risk associated with the development. The other Texas and Oklahoma properties were sold because they were nearing the end of their economic life.

-	General and administrative expense, interest income and income tax

General and administrative expenses were elevated in 2015 due to a $1.1 million lump sum payment made during the first quarter of 2015 to the Company’s former President upon retirement and termination of his previous employment agreement.  The provision for income taxes is based on federal and state tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Discontinued operations

During 2012, the Company sold certain assets associated with its then petroleum refined products marketing business and discontinued that operation.  In 2014, the Company sold the warehouse and real estate used by the former operation for $664,000 in cash resulting in a pre-tax gain on sale of $533,000, with such gain reported in discontinued operations for 2014.  In 2013, the Company completed an orderly wind-down and closure of its natural gas marketing business due to inadequate earnings.  The Company incurred employee severance and other shut-down costs totaling $416,000 as a result of this event.  All obligations were satisfied and no further matters are anticipated.

Liquidity and Capital Resources

The Company’s liquidity derives from net cash provided by operating activities and is dependent on the success of future operations.  See discussion under ‟Item 1A. Risk Factors”.  The most significant source of liquidity, over time, is the cash yield from annual net earnings factoring in the non-cash book expense items for depreciation, depletion, amortization and impairments.  The Company has no debt and funds all of its capital projects from this annual stream of cash.  In most annual periods, the cash inflow from this source exceeds capital spending outflows.  Should cash inflow subside or turn negative, the Company will curtail its capital spending accordingly.

Cash provided from operating activities was as follows (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$25,477	$47,133	$43,976

As of December 31, 2015 and 2014, the Company had no bank debt or other forms of debenture obligations.  Cash balances are maintained in order to meet the timing of day-to-day cash needs and such amounts   and working capital, the excess of current assets over current liabilities, were as follows (in thousands):

	As of December 31,
	2015	2014
Cash	$91,877	$80,184

Working capital	$96,340	$82,342

The Company relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances and avoids debt obligations.  Cash balances were increased during 2015 due to cash generated from operations given that depreciation, depletion and impairments are a non-cash expense.

At various times each month, the Company makes cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within the marketing operations.  Crude oil supply prepayments are recouped and advanced from month to month as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” reduce cash and accounts payable as of the balance sheet date.  The Company also requires certain customers to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments and cash collateral received from customer’s increases cash and reduces accounts receivable as of the balance sheet date.

The Company maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit for the benefit of suppliers of crude oil.  Stand-by letters of credit are issued as needed and are cancelled when the underlying purchase obligation is satisfied through cash payment when due.  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil supply.

Early payments, collateral and letters of credit amounts were as follows (in thousands):

	As of December 31,
	2015	2014
Early payments received	$16,770	$57,404

Cash collateral received	$840	$8,594

Prepayments to suppliers	$167	$7,872

Early payments to suppliers	$11,645	$35,500

Letters of credit outstanding	$1,000	$15,300

The necessity for early payments, collateral posting and letters of credit is substantially reduced as of December 31, 2015, consistent with lower crude commodity prices.

Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

Quarterly dividends of $.22 per common share or $928,000 were paid during each quarter of 2015 and 2014 and during both the third and fourth quarters of 2013.

-	Capital projects

The Company utilizes cash from operations to make discretionary investments in its marketing, transportation and exploration businesses, which comprise substantially all of the Company’s investing cash outflows for each of the periods in this filing.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for commitments totaling $12,393,000 associated with barge affreightment contracts, storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

A five year history of capital projects and planned 2016 spending is as follows (in thousands):

						Planned
	2011	2012	2013	2014	2015	2016

Crude oil marketing	$13,554	$12,391	$11,343	$13,598	$2,126	$-

Truck transportation	14,118	15,538	3,165	8,994	6,579	5,500

Oil and gas exploration	24,580	23,083	13,094	7,931	2,369	-

Medical management	-	-	-	-	-	5,000

	$52,252	$51,012	$27,602	$30,523	$11,074	$10,500

Marketing segment spending levels were consistent for 2011 through 2014 backed by crude oil prices remaining strong, in the $90 - $100 per barrel range.  In late 2014, crude prices fell and spending was curtailed into 2015 and prospective 2016.

For transportation, the 2011 and 2012 period saw stepped up equipment replacements as customer demand increased following a cut back in such activity following the 2008 national recession.  The year 2013 was stable then expenditures ramped up in 2014 to add capacity tracking with the petrochemical industry expansion efforts stimulated by abundant low prices of natural gas.  In late 2015 however, demand for truck services weakened and only previously planned expenditures will occur in 2016 for this segment.  The major project for 2016 is improvements to the existing Houston terminal facility.

Oil and gas exploration capital spending was initially stimulated just prior to 2011 when natural gas prices exceeded $5 per mmbtu.  Capital spending in 2011 and 2012 was focused on natural gas development, but falling prices stopped such development in 2013.  In 2013 and 2014, exploration spending was active due to high crude prices as development concentrated on crude oil properties.  When crude oil prices dropped in 2015, all such activity was no longer economical.

Medical management is a January 2016 initiative where the Company acquired a 30% member interest in Ben Cap LLC (Bencap) for $2,200,000.  This investment evolved from the Company’s efforts to manage employee medical insurance costs.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  Unlike the traditional approach to employee medical insurance, Bencap’s methodology audits and pays claims based on a multiplier which takes into consideration a premium over Medicare rates and/or a premium over the ‟Cost-to-Charge Ratio” which medical facility providers must file with the Federal government.  The Company has utilized the Bencap methodology over the past three years to process and pay medical claims for its employees, including all management personnel.  The Company believes the Bencap approach provides self-insured employers the opportunity for substantial savings over conventional medical insurance without sacrificing the level of employee benefits.  In fact, employee benefits may improve since the individual employee is no longer locked into a narrow list of providers.  Bencap will primarily use this funding to expand its back-office and sales support functions as it seeks to compete in the medical benefits marketplace.

Off-balance Sheet Arrangements and Contractual Cash Obligations

The Company maintains certain lease arrangements with independent truck owner-operators for use of their equipment and driver services on a month-to-month basis.  In addition, the Company enters into office space and certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  Such storage and access contracts require certain minimum monthly payments for the term of the contracts.   All lease commitments qualify for off-balance sheet treatment.  The Company has no capital lease obligations.  Rental expense was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Rental expense	$11,168	$9,755	$8,281

As of December 31, 2015, rental obligations under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows (in thousands):

2016	2017	2018	2019	2020	Thereafter	Total
$6,218	$4,160	$1,697	$318	$-	$-	$12,393

In addition to its lease obligations, the Company is also committed to purchase certain quantities of crude oil in connection with its marketing activities.  Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations.  Approximate commodity purchase obligations as of December 31, 2015 are as follows (in thousands):

January	Remaining
2016	2016	2017	2018	Thereafter	Total
$68,830	$130	$-	$-	$-	$68,960

Insurance

From time to time, the marketplace for all forms of insurance enters into periods of severe cost increases. In the past, during such cyclical periods, the Company has seen costs escalate to the point where desired levels of insurance were either unavailable or unaffordable.  The Company’s primary insurance needs are workers’ compensation, automobile and umbrella coverage for its trucking fleet and medical insurance for its employees.  Insurance costs are as follows (in thousands):

	2015	2014	2013
Insurance costs	$15,570	$14,800	$14,900

Insurance rates may experience increases during 2016 subject to market conditions and claims experience.  Because the Company is generally unable to pass on such cost increases, any increase must be absorbed by existing operations.

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

Outlook

Persistently low crude oil prices, coupled with declining oil production, are expected to adversely impact the Company’s crude oil marketing operation.  The goal is to maintain at least 85 percent of 2015 supply volumes, but such effort may come at the expense of reduced unit margins.    Demand for transportation services remains uncertain.  The focus in transportation, therefore, is on both aggressive marketing and cost containment.  For the oil and gas segment, the effort is to reduce cost and optimize cash flow as reserves are produced.  In January 2016, the Company invested in an employer-oriented medical management services firm and development of this investment area continues.

The Company has the following major objectives for 2016:

-	Marketing—manage declining supply volumes and unit margins to maintain operating earnings at the $15 million level, exclusive of inventory valuation changes.

-	Transportation—increase truck utilization and improve cost efficiencies to maintain operating earnings at the $3 million level.

-	Oil and gas—curtail all exploration activity; maintain oil and gas production; reduce operating overhead.

-	Employer-oriented medical management services—develop earnings enhancement opportunities arising from employer and employee insurance coverage.

Critical Accounting Policies and Use of Estimates

Fair Value Accounting

The Company enters into certain forward commodity contracts that are required to be recorded at fair value and such contracts are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during 2015, 2014 and 2013.

The Company utilizes a market approach to valuing its commodity contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts that typically have durations of less than 18 months.  As of December 31, 2015, all of the Company’s market value measurements were based on either quoted prices in active markets (Level 1 inputs) or from inputs based on observable market data (Level 2 inputs). See discussion under ‟Fair Value Measurements” in Note (1) to the Consolidated Financial Statements.

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

Contingencies

AREC is named as a defendant in a number of Louisiana based lawsuits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging oil and gas production subsidence contributing to the formation of a sink hole.  AREC is currently named as a defendant in three such suits.    While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2015 and 2014, the Company has accrued $500,000 of future legal and/or settlement costs for these matters.

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

In November 2015, the FASB issued guidance to simplify the presentation of deferred taxes in the statement of financial position.  The amendment requires that deferred tax assets and liabilities be classified as non-current in the balance sheet.  The Company adopted this guidance on a prospective basis effective December 31, 2015.

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

Interest Rate Risk

The Company had no long-term debt outstanding at December 31, 2015 and 2014.  A hypothetical ten percent adverse change in the floating rate would not have a material effect on the Company’s results of operations for the fiscal year ended December 31, 2015.

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

Historically, prices received for oil and natural gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2014 through December 31, 2015, the Company’s crude oil monthly average wholesale purchase costs ranged from an average low of $32.85 per barrel to a monthly average high of $101.22 per barrel during the same period. A hypothetical ten percent additional adverse change in average hydrocarbon prices, assuming no changes in volume levels, would have reduced earnings by approximately $1,273,000 and $2,684,000 for the comparative years ended December 31, 2015 and 2014, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	32

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2015 and 2014	33

Consolidated Statements of Operations for the Years Ended
December 31, 2015, 2014 and 2013	34

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2015, 2014 and 2013	35

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2015, 2014 and 2013	36

Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for deferred income taxes effective January 1, 2015 due to the adoption of FASB ASU 2015-17, Balance Sheet  Classification of Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas
March 11, 2016

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31,
ASSETS	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$91,877	$80,184
Accounts receivable, net of allowance for doubtful accounts of
$206 and $179, respectively	71,813	144,434
Inventories	7,671	13,481
Fair value contracts	-	936
Income tax receivable	2,587	970
Prepayments	2,589	10,940

Total current assets	176,537	250,945

PROPERTY AND EQUIPMENT:
Marketing	65,200	65,865
Transportation	70,732	63,239
Oil and gas (successful efforts method)	77,117	88,661
Other	187	186
	213,236	217,951

Less – Accumulated depreciation, depletion and amortization	(153,521)	(133,080)
	59,715	84,871
OTHER ASSETS:
Cash deposits and other	6,963	4,998
	$243,215	$340,814
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$74,117	$160,743
Accounts payable – related party	40	51
Fair value contracts	195	943
Accrued and other liabilities	5,845	6,208
Current deferred income taxes	-	658
Total current liabilities	80,197	168,603

LONG-TERM DEBT	-	-

OTHER LIABILITIES:
Asset retirement obligations	2,469	2,464
Deferred taxes and other liabilities	8,039	12,250
	90,705	183,317
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding for all periods presented	422	422
Contributed capital	11,693	11,693
Retained earnings	140,395	145,382
Total shareholders’ equity	152,510	157,497
	$243,215	$340,814

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
REVENUES:
Marketing	$1,875,885	$4,050,497	$3,863,057
Transportation	63,331	68,968	68,783
Oil and natural gas	5,063	13,361	14,129
	1,944,279	4,132,826	3,945,969
COSTS AND EXPENSES:
Marketing	1,841,893	4,020,017	3,815,006
Transportation	52,076	56,802	56,504
Oil and natural gas operations	19,013	15,826	8,748
Oil and natural gas property sale (gain)	-	(2,528)	-
General and administrative	9,939	8,613	9,060
Depreciation, depletion and amortization	23,717	24,615	22,275
	1,946,638	4,123,345	3,911,593

Operating (Loss) Earnings	(2,359)	9,481	34,376

Other Income (Expense):
Interest income	327	301	198
Interest expense	(13)	(2)	(24)

Earnings (loss) from continuing operations
before income taxes	(2,045)	9,780	34,550

Income Tax (Provision) Benefit:
Current	(4,073)	(9,712)	(9,269)
Deferred	4,843	6,151	(3,160)
	770	(3,561)	(12,429)
Earnings (loss) from continuing operations	(1,275)	6,219	22,121
Earnings (loss) from discontinued operations net of tax
(provision) benefit of zero, $(163) and $275 respectively	-	304	(511)

Net Earnings (Loss)	$(1,275)	$6,523	$21,610

EARNINGS (LOSS) PER SHARE:
From continuing operations	$(.30)	$1.48	$5.24
From discontinued operations	-	.07	(.12)
Basic and diluted net earnings per share	$(.30)	$1.55	$5.12

Dividends declared per common share	$.88	$.88	$.66

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2013	$422	$11,693	123,743	135,858
Net earnings	-	-	21,610	21,610
Dividends paid on common stock	-	-	(2,783)	(2,783)
BALANCE, December 31, 2013	$422	$11,693	$142,570	$154,685
Net earnings	-	-	6,523	6,523
Dividends paid on common stock	-	-	(3,711)	(3,711)
BALANCE, December 31, 2014	$422	$11,693	$145,382	$157,497
Net earnings (loss)	-	-	(1,275)	(1,275)
Dividends paid on common stock	-	-	(3,712)	(3,712)
BALANCE, December 31, 2015	$422	$11,693	$140,395	$152,510

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
CASH PROVIDED BY OPERATIONS:
Net earnings (loss)	$(1,275)	$6,523	$21,610
Adjustments to reconcile net earnings to net cash
from operating activities-
Depreciation, depletion and amortization	23,717	24,615	22,275
Property sales (gains) oil and gas	-	(2,528)	-
Property sale (gains) other	(535)	(1,028)	(683)
Dry hole costs incurred	817	1,034	233
Impairment of oil and natural gas properties	12,082	8,009	2,630
Provision for doubtful accounts	27	(73)	46
Deferred income taxes	(4,843)	(6,151)	3,161
Net change in fair value contracts	188	402	(389)
Decrease (increase) in accounts receivable	72,594	99,749	(4,770)
Decrease (increase) in inventories	5,810	14,135	606
Decrease (increase) in income tax receivable	(1,617)	1,127	(898)
Decrease (increase) in prepayments	8,351	5,839	(8,687)
Increase (decrease) in accounts payable	(87,404)	(104,887)	7,809
Increase (decrease) in accrued and other liabilities	(166)	448	(516)
Other changes, net	(2,269)	(81)	1,549
Net cash provided by operating activities	25,477	47,133	43,976

INVESTING ACTIVITIES:
Property and equipment additions	(11,074)	(30,523)	(27,602)
Insurance and state collateral (deposits) refunds	283	(493)	(1,179)
Proceeds from property sales	719	7,045	1,082
Net cash (used in) investing activities	(10,072)	(23,971)	(27,699)

FINANCING ACTIVITIES:
Dividend payments	(3,712)	(3,711)	(2,783)
Net cash (used in) financing activities	(3,712)	(3,711)	(2,783)

Increase (decrease) in cash and cash equivalents	11,693	19,451	13,494

Cash and cash equivalents at beginning of year	80,184	60,733	47,239

Cash and cash equivalents at end of year	$91,877	$80,184	$60,733

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation (‟ARE”) together with its wholly owned subsidiaries (the ‟Company”) after elimination of all intercompany accounts and transactions.  The impact on the accompanying financial statements of events occurring after December 31, 2015 was evaluated through the date of issuance of these financial statements.

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

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of the Company’s crude oil marketing operations.  Crude oil inventory is carried at the lower of average cost or market.  Due to declining crude oil prices, inventory valuation losses were as follows (in thousands):

	2015	2014
Inventory valuation loss	$5,357	$14,247

Prepayments

The components of prepayments and other are as follows (in thousands):

	December 31,
	2015	2014
Cash collateral deposits for commodity purchases	$167	$7,872
Insurance premiums	1,609	2,316
Rents, license and other	813	752
	$2,589	$10,940

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of December 31, 2015 and 2014, the Company had no unevaluated or ‟suspended” exploratory drilling costs.

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method.  The reserve base or denominator used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves.  For lease and well equipment, development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves.  The numerator for such calculation is actual production volumes for the period.  All other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to twenty years.

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

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area.  Therefore, such data inputs are categorized as ‟unobservable or Level 3” inputs.  (See ‟Fair Value Measurements” below).  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings.

Impairment provisions including in oil and gas segment operating losses were as follows (in thousands):

	2015	2014	2013
Producing property impairments	$10,324	$4,001	$1,373
Non-producing property impairments	$1,758	$4,008	$1,257

Fair value measurements for producing oil and gas properties that were subject to fair value impairment for the years ended December 31, 2015 and 2014 summarize as follows (in thousands):

	Producing Properties
	Subject to Fair
	Value Impairment
	2015	2014
Net book value at January 1	$18,744	$10,180
Property additions	2,117	469
Depletion taken	(4,454)	(1,792)
Impairment valuation loss	(10,324)	(4,001)
Net book value at December 31	$6,083	$4,856

Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately three percent of remaining unamortized oil and gas property carrying costs and categorize as follows (in thousands):

	December 31,	December 31,
	2015	2014

Napoleonville Louisiana acreage	$49	$48
South Texas project acreage	-	357
Wyoming and other acreage	182	554
Total Non-producing Leasehold Costs	$231	$959

Since the Company is generally not the operator of its oil and gas property interests, it does not maintain underlying detail acreage data and is dependent on the operator when determining which specific acreage will ultimately be drilled.  However, the capitalized cost detail on a property-by-property basis is reviewed by management and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity and fair value measurements on non-producing leasehold were as follows (in thousands):

	Leasehold Costs
	2015	2014
Net book value January 1	$959	$4,906
Leasehold additions	106	865
Advanced royalty payment	529	-
In-process wells suspended	395	73
Property sales	-	(877)
Impairments valuation loss	(1,758)	(4,008)
Net book value December 31	$231	$959

During 2014, the Company sold substantially all of its producing property interests in Oklahoma.  Proceeds totaled $1,731,000 and the Company recorded a $1,149,000 pre-tax gain from this sale.  Also during 2014 the Company sold one-half of its interest in sections of a South Texas project interest.  Proceeds totaled $1,509,000 and the Company recorded a $632,000 pre-tax gain from this sale.  Certain other oil and gas property interests were also sold in 2014 for proceeds totaling $822,000 and gains totaling $747,000.

The Company sold certain used trucks and equipment from its marketing and transportation segments and recorded net pre-tax gains as follows (in thousands):

	2015	2014	2013
Sales of used trucks and equipment	$535	$1,028	$683

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

	As of December 31,
	2015	2014
Insurance collateral deposits	$6,531	$4,536
State collateral deposits	140	155
Materials and supplies	292	307
	$6,963	$4,998

Revenue Recognition

Certain commodity purchase and sale contracts utilized by the Company’s marketing business generally qualify as derivative instruments with certain specifically identified crude oil contracts designated as trading activities.  From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying consolidated financial statements.

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

	2015	2014	2013
Revenue gross-up	$480,111	$1,272,034	$1,602,626

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide a $60 million stand-by letter of credit facility used to support crude oil purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within the segment and certain marketing and transportation equipment.  Stand-by letters of credit issued were as follows (in thousands):

	As of December 31,
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

Statement of Cash Flows

There were no significant non-cash financing activities in any of the periods reported.  Statement of cash flow items include the following (in thousands):

	2015	2014	2013

Interest paid	$13	$2	$24

Federal and state tax paid	$6,197	$8,169	$9,949

State tax refund	$-	$18	$4

Capitalized amounts included in property and equipment that were not included in amounts reported for cash additions in the Statements of Cash Flows for the applicable report dates were as follows (in thousands):

	As of December 31,
	2015	2014	2013

Property and equipment additions	$1,707	$1,137	$1,507

Earnings per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2015, 2014 and 2013.  There were no potentially dilutive securities outstanding during those periods.

Share-Based Payments

During the periods presented herein, the Company had no stock-based employee compensation plans, nor any other share-based payment arrangements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Examples of significant estimates used in the accompanying consolidated financial statements include the oil and gas reserve volumes forming the foundation for calculating depreciation, depletion and amortization and for estimating cash flows when assessing impairment triggers and when estimating values associated with oil and gas properties.  Other examples include revenue accruals, the provision for bad debts, insurance related accruals, income tax permanent and timing differences, contingencies, and valuation of fair value contracts.

Income Taxes

Income taxes are accounted for using the asset and liability method.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of such items and their respective tax basis (See also Note (2) to consolidated financial statements).

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

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2015 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$-	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	195	-
Less Counterparty Offsets	-	-	-	-
As Reported Fair Value Contracts	$-	$-	$195	$-

As of December 31, 2015, one contract comprised the Company’s derivative valuations.  The purchase and sale contract encompass approximately 65 barrels of diesel fuel per day in each of January, February and March 2016.

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

As of December 31, 2014, three commodity purchase and sale contracts comprised the Company’s derivative valuations.  These contracts encompass approximately 294 barrels per day of crude oil for January and February 2015 plus 129 barrels per day of crude oil from March 2015 through December 2015.

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of December 31, 2015 and 2014, the Company was not holding nor had it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013 as follows (in thousands):

	Gain (Loss)
Location	2015	2014	2013
Revenues – marketing	$(188)	$312	$(193)

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of December 31, 2015, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$-	$-	$-	$-
- Current liabilities	-	(195)	-	-	(195)
Net Value	$-	$(195)	$-	$-	$(195)

As of December 31, 2014, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$1,332	$-	$(396)	$936
- Current liabilities	-	(1,339)	-	396	(943)
Net Value	$-	$(7)	$-	$-	$(7)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of December 31, 2015 and 2014, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, fair value assets and liabilities are included in their entirety in the fair value hierarchy.

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2015 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1	$-	$(7)	$(7)
- Net realized (gains) losses	-	7	7
- Net unrealized gains (losses)	-	(195)	(195)
Net Fair Value December 31	$-	$(195)	$(195)

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2014 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1	$-	$395	$395
- Net realized (gains) losses	-	220	220
- Option deposit	-	(714)	(714)
- Option gain	-	99	99
- Net unrealized gains (losses)	-	(7)	(7)
Net Fair Value December 31	$-	$(7)	$(7)

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

	2015	2014
Balance on January 1	$2,464	$2,564
-Liabilities incurred	39	111
-Accretion of discount	93	94
-Liabilities settled	(127)	(305)
Balance on December 31	$2,469	$2,464

In addition to an accrual for asset retirement obligations, the Company maintains $75,000 in escrow cash, which is legally restricted for the potential purpose of settling asset retirement costs in accordance with certain state regulations.  Such cash deposits are included in other assets in the accompanying consolidated balance sheet.

Recent Accounts Pronouncement

In May 2014, the FASB amended the existing accounting standards for revenue recognition.  The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance is effective for the annual period ending after December 15, 2017.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  Management is currently evaluating the impact of these amendments on the Company’s consolidated financial statements and the transition alternatives.

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

In July 2015, the FASB amended the existing accounting standards for inventory to provide for the measurement of inventory at the lower of cost of ‟net realizable value,” as defined in the standard.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In November 2015, the FASB issued guidance to simplify the presentation of deferred taxes in the statement of financial position.  The amendment requires that deferred tax assets and liabilities be classified as non-current in the balance sheet.  The Company adjusted this guidance on a prospective basis effective January 1, 2015.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

(2)  Income Taxes

The following table shows the components of the Company’s income tax (provision) benefit (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$(3,883)	$(8,626)	$(8,102)
State	(190)	(1,249)	(892)
	(4,073)	(9,875)	(8,994)
Deferred:
Federal	5,011	5,878	(2,682)
State	(168)	273	(478)
	4,843	6,151	(3,160)

	$770	$(3,724)	$(12,154)

The following table summarizes the components of the income tax (provision) benefit (in thousands):

	Years ended December 31,
	2015	2014	2013
From continuing operations	$770	$(3,561)	$(12,429)
From discontinued operations	-	(163)	275
	$770	$(3,724)	$(12,154)

Taxes computed at the corporate federal income tax rate reconcile to the reported income tax (provision) as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Statutory federal income tax (provision) benefit	$716	$(3,587)	$(11,819)
State income tax (provision) benefit	(233)	(634)	(891)
Federal statutory depletion	144	549	522
Other	143	(52)	34
	$770	$(3,724)	$(12,154)

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in such items.  Effective January 1, 2015 the Company adopted on a prospective basis an FASB guidance requiring that deferred tax assets and liabilities be classified as non-current in the balance sheet.  The components of the federal deferred tax asset (liability) are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Current deferred tax asset (liability)
Allowance for doubtful accounts	$-	$62
Prepaid and other insurance	-	(719)
Fair value contracts	-	(1)
Net current deferred liability	-	(658)

Long-term deferred tax asset (liability)
Prepaid and other insurance	(1,243)	-
Property	(7,408)	(12,673)
Uniform capitalization	704	661
Other	(51)	(170)
Net long-term deferred tax liability	(7,998)	(12,182)
Net deferred tax liability	$(7,998)	$(12,840)

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

The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2012
Texas	2011
Louisiana	2012
Michigan	2011

(3)  Concentration of Credit Risk

Credit risk encompasses the amount of loss absorbed should the Company’s customers fail to perform pursuant to contractual terms.  Managing credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer’s sensitivity to economic developments.  The Company has established various procedures to manage credit exposure, including initial credit approval, credit limits, and rights of offset.  Letters of credit and guarantees are also utilized to limit exposure. Accounts receivable associated with crude oil marketing activities comprise approximately 90 percent of the Company’s total receivables and industry practice requires payment for such sales to occur within 20 days of the end of the month following a transaction.  The Company’s customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management.  An allowance for doubtful accounts is provided where appropriate.  An analysis of the changes in the allowance for doubtful accounts is presented as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$179	$252	$206
Provisions for bad debts	116	50	147
Less: Write-offs and recoveries	(89)	(123)	(101)
Balance, end of year	$206	$179	$252

The Company’s largest customers consist of large multinational integrated oil companies and independent domestic refiners of crude oil.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users.  Within this group of customers, the Company generally derives approximately 50 percent of its revenues from three to five large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U.S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations as shown below:

Individual customer sales			Individual customer receivables in excess
in excess of 10% of revenues			of 10% of total receivables as of December 31,
2015	2014	2013	2015	2014	2013
24.4%	20.3%	18.5%	20.3%	16.6%	16.0%
13.8%	14.0%	17.7%	16.5%	16.6%	15.8%
-	-	15.8%	12.7%	10.4%	12.7%
-	-	10.4%	-	-	-

(4)  Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees.  No other pension or retirement plans are maintained by the Company.  The Company’s 401K plan contributory expenses were as follows (in thousands):

	2015	2014	2013
Contributory expenses	$768	$691	$674

(5)  Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board and certain of his family partnerships and affiliates have participated as working interest owners with Adams Resources Exploration Corporation (‟AREC”).  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  In connection with the operation of certain of these oil and gas properties, the Company charges such related parties for administrative overhead as prescribed by the Council of Petroleum Accountants Society Bulletin 5. The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  In addition the Company leases its corporate office space from an affiliated entity based on a lease rental rate determined by an independent appraisal.

Activities with affiliates were as follows (in thousands):

	2015	2014	2013
Overhead recoveries	$97	$151	$152
Affiliate billings to Company	$68	$65	$69
Company billings to affiliate	$35	$42	$99
Rentals paid to affiliate	$618	$607	$481

Additionally, in 2014, the Company engaged a professional services firm controlled by Townes Pressler, a member of the Company’s Board of Directors, to conduct a crude oil supply availability study.  Total study costs, all of which occurred in 2014 were $70,420.

(6)  Commitments and Contingencies

The Company maintains certain operating lease arrangements with independent truck owner-operators for use of their equipment and driver services on a month-to-month basis. In addition, the Company enters into office space and certain lease and terminal access contracts in order to provide tank storage and dock access for its crude oil marketing business.  All lease commitments qualify for off-balance sheet treatment.  Such contracts require certain minimum monthly payments for the term of the contracts.  The Company has no capital lease arrangements.  Rental expense is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Rental expense	$11,168	$9,755	$8,281

At December 31, 2015, rental obligations under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows (in thousands):

2016	2017	2018	2019	2020	Thereafter	Total
$6,218	$4,160	$1,697	$318	$-	$-	$12,393

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to the Company or its insurance carrier as follows (in thousands):

	As of December 31,
	2015	2014	2013
Estimated expenses and liabilities	$2,086	$2,585	$1,796

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis.  As claims are paid, the liability is relieved.  The Company also maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for the calendar years 2015 and 2014.  Medical accrual amounts are as follows (in thousands):

	As of December 31,
	2015	2014	2013
Accrued medical claims	$1,107	$1,057	$1,129

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing of the formation of a sink hole.  AREC is currently involved in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2015 and 2014 the Company has accrued $500,000 of future legal and/or settlement costs for these matters.

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

As of December 31, 2015, parental guaranteed obligations are approximately as follows (in thousands):

	2016	2017	2018	2019	Thereafter	Total
Commodity purchases	$15,855	-	-	-	-	$15,855
Letters of credit	1,000	-	-	-	-	1,000
	$16,855	$-	$-	$-	$-	$16,855

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

(8)  Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment Operating		Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (loss)		Amortization	Additions
Year ended December 31, 2015-
Marketing	$1,875,885	$22,895	(1)	$11,097	$2,126
Transportation	63,331	3,701		7,554	6,579
Oil and gas	5,063	(19,016	)(2)	5,066	2,369
	$1,944,279	$7,580		$23,717	$11,074
Year ended December 31, 2014-
Marketing	$4,050,497	$20,854	(1)	$9,626	$13,598
Transportation	68,968	4,750		7,416	8,994
Oil and gas	13,361	(7,510	)(2)	7,573	7,931
	$4,132,826	$18,094		$24,615	$30,523
Year ended December 31, 2013-
Marketing	$3,863,057	$40,369	(1)	$7,682	$11,343
Transportation	68,783	5,180		7,099	3,165
Oil and gas	14,129	(2,113	)(2)	7,494	13,094
	$3,945,969	$43,436		$22,275	$27,602
__________________________________
(1) Marketing segment operating earnings included inventory liquidation and valuation losses totaling $5,357,000, $14,247,000 and $3,824,000 for 2015, 2014 and 2013, respectively.

(2) Oil and gas segment operating earnings include gains on property sales totaling $2,528,000 during 2014 and property impairments totaling $12,082,000, $8,009,000 and $2,630,000 for 2015, 2014 and 2013, respectively.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Segment operating earnings	$7,580	$18,094	$43,436
- General and administrative expenses	(9,939)	(8,613)	(9,060)
Operating earnings (loss)	(2,359)	9,481	34,376
- Interest income	327	301	198
- Interest expense	(13)	(2)	(24)
Earnings (loss) from continuing operations before
income taxes and discontinued operations	$(2,045)	$9,780	$34,550

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Marketing	$96,723	$189,332	$306,693
Transportation	35,010	37,643	34,406
Oil and gas	8,930	25,888	37,093
Cash and other	102,552	87,951	69,890
	$243,215	$340,814	$448,082

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable, and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

(9)  Discontinued Operations

In 2014, the Company sold for $664,000 in cash the warehouse and real estate used by its former petroleum refined products marketing operation to yield a pre-tax gain of $553,000 with such gain reported in discontinued operations for 2014.  In 2013 the Company completed an orderly wind-down and closure of its natural gas marketing segment.  Revenues from this segment included in net earnings from discontinued operations totaled $2,377,000 for the year ended December 31, 2013.  All obligations from these ventures were satisfied and no further events are anticipated.

(10)  Subsequent Event

On January 14, 2016 the Company’s wholly owned subsidiary Adams Resources Medical Management acquired a 30% member interest in Bencap LLC (Bencap) for a $2,200,000 cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company will account for this investment on the equity method of accounting.

(11)  Quarterly Financial Data (Unaudited)

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

		Earnings (Loss) from
		Continuing Operations		Net Earnings (Loss)		Dividends
	Revenues	Amount	Per Share	Amount	Per Share	Amount	Per Share

2015 -
March 31	$555,573	$3,097	$.73	$3,097	$.73	$928	$.22
June 30	600,558	4,340	1.03	4,340	1.03	928	.22
September 30	439,893	(308)	(.07)	(308)	(.07)	928	.22
December 31	348,255	(8,404)	(1.99)	(8,404)	(1.99)	928	.22
Total	$1,944,279	$(1,275)	$(.30)	$(1,275)	$(.30)	$3,712	$.88

2014 -
March 31	$949,189	$5,363	$1.27	$5,363	$1.27	$928	$.22
June 30	1,159,931	3,975	.94	3,975	.94	928	.22
September 30	1,173,970	3,855	.92	3,855	.92	928	.22
December 31	849,736	(6,974)	(1.65)	(6,670)	(1.58)	927	.22
Total	$4,132,826	$6,219	$1.48	$6,523	$1.55	$3,711	$.88

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

Oil and Gas Producing Activities -

Total costs incurred in oil and gas exploration and development activities, all within the United States, were as follows (in thousands):

	For the year Ended December 31,
	2015	2014	2013
Property acquisition costs
Unproved	$348	$1,144	$1,444
Proved	-	-	-
Exploration costs
Expensed	1,667	5,054	1,619
Capitalized	-	-	-
Development costs	370	1,745	10,160
Total costs incurred	$2,385	$7,943	$13,223

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	As of December 31,
	2015	2014
Unproved oil and gas properties	$231	$3,104
Proved oil and gas properties	76,886	85,557
	77,117	88,661
Accumulated depreciation, depletion
and amortization	(69,116)	(64,682)
Net capitalized cost	$8,001	$23,979

Estimated Oil and Natural Gas Reserves -

The following information regarding estimates of the Company’s proved oil and gas reserves, substantially all located onshore in Texas and Louisiana, is based on reports prepared on behalf of the Company by its independent petroleum engineers. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from changes in commodity pricing assumptions and from more precise engineering calculations based upon additional production histories and price changes.

Proved developed and undeveloped reserves are presented as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	5,611	318	6,286	368	8,837	307
Revisions of previous estimates	27	(2)	724	6	(1,438)	(17)
Oil and gas reserves sold	-	(3)	(558)	(11)	(28)	-
Extensions, discoveries and
other reserve additions	86	13	292	82	523	180
Production	(889)	(100)	(1,133)	(127)	(1,608)	(102)
End of year	4,835	226	5,611	318	6,286	368

The components of proved oil and gas reserves for the three years ended December 31, 2015 is presented below.  All reserves are in the United States (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Proved developed reserves	4,813	223	5,482	299	6,157	367
Proved undeveloped reserves	22	3	129	19	129	1
Total proved reserves	4,835	226	5,611	318	6,286	368

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

The Company employed third party petroleum consultant, Ryder Scott Company, to prepare its oil and gas reserve data estimates as of December 31, 2015, 2014 and 2013.  The firm of Ryder Scott is well recognized within the industry for more than 50 years.  As prescribed by the SEC, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for each of the years presented, all without escalation.

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

	Years Ended December 31,
	2015	2014	2013
Future gross revenues	$23,040	$58,885	$64,495
Future costs -
Lease operating expenses	(14,524)	(16,421)	(19,207)
Development costs	(103)	(1,068)	(119)
Future net cash flows before income taxes	8,413	41,396	45,169
Discount at 10% per annum	(2,987)	(17,175)	(17,729)
Discounted future net cash flows
before income taxes	5,426	24,221	27,440
Future income taxes, net of discount at
10% per annum	(1,899)	(8,477)	(9,604)
Standardized measure of discounted
future net cash flows	$3,527	$15,744	$17,836

The estimated value of oil and natural gas reserves and future net revenues, derived therefrom are highly dependent upon oil and gas commodity price assumptions.  For such estimates, the Company’s independent petroleum engineers assumed market prices as presented in the table below:

	Years ended December 31,
	2015	2014	2013
Market price
Crude oil per barrel	$45.83	$89.60	$94.99
Natural gas per thousand cubic feet (mcf)	$2.62	$5.42	$4.69

Such prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations.  The prices reported in the reserve disclosures for natural gas include the value of associated natural gas liquids.  Oil and gas reserve values and future net cash flow estimates are very sensitive to pricing assumptions and will vary accordingly.

The effect of income taxes and discounting on the standardized measure of discounted future net cash flows is presented as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Future net cash flows before income taxes	$8,413	$41,396	$45,169
Future income taxes	(2,945)	(14,489)	(15,809)
Future net cash flows	5,468	26,907	29,360
Discount at 10% per annum	(1,941)	(11,163)	(11,524)
Standardized measure of discounted
future net cash flows	$3,527	$15,744	$17,836

The principal sources of changes in the standardized measure of discounted future net flows are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning of year	$15,744	$17,836	$16,355
Sale of oil and gas reserves	(54)	(981)	-
Net change in prices and production costs	(17,622)	(72)	9,341
New field discoveries and extensions, net of future
production costs	292	4,456	9,767
Sales of oil and gas produced, net of production costs	1,038	(6,590)	(8,373)
Net change due to revisions in quantity estimates	38	2,460	(3,624)
Accretion of discount	1,116	1,773	1,797
Production rate changes and other	(3,603)	(4,265)	(6,629)
Net change in income taxes	6,578	1,127	(798)
End of year	$3,527	$15,744	$17,836

Results of Operations for Oil and Gas Producing Activities -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues	$5,063	$13,361	$14,129
Costs and expenses -
Production	(7,022)	(6,771)	(5,756)
Producing property impairment	(10,324)	(4,001)	(1,373)
Exploration	(1,667)	(5,054)	(1,619)
Oil and natural gas property sale gain	-	2,528	-
Depreciation, depletion and amortization	(5,066)	(7,573)	(7,494)
Operating income (loss) before income taxes	(19,016)	(7,510)	(2,113)
Income tax benefit	6,656	2,628	739
Operating income (loss)	$(12,360)	$(4,882)	$(1,374)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Houston, Texas
March 11, 2016

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, corporate governance and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 11, 2016, under the heading ‟Election of Directors” and ‟Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 11, 2016, under the heading ‟Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday May 11, 2016, under the heading ‟Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday May 11, 2016, under the headings ‟Transactions with Related Parties” and ‟Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday May 11, 2016, under the heading ‟Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K:

1.           Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended
December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2015, 2014 and 2013

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

10.1	-	Form of Indemnification Agreement for directors and executive officers. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form8-K filed on May 15, 2015).

10.2	-
Retirement Agreement, dated February 26, 2015, by and between Adams Resources & Energy, Inc. and Frank T. ‟Chip” Webster (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 26, 2015).

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

______________________________
*- Filed herewith
+- Management contract or compensation plan or arrangement

**-Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income – Year Ended December 31, 2015 and 2014, (ii) the Consolidated Balance Sheets – December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows – Year Ended December 31, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.

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

Date:  March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Thomas S. Smith Thomas S. Smith, Director	By /s/ Townes G. Pressler Townes G. Pressler, Director
(Chairman)

By /s/ Murray E. Brasseux	By /s/ E. C. Reinauer, Jr.
Murray E. Brasseux, Director	E. C. Reinauer, Jr., Director

By /s/ Larry E. Bell	By /s/ Michelle A. Earley
Larry E. Bell, Director	Michelle A. Earley, Director

EXHIBIT INDEX

Exhibit
Number	Description

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

10.1	- Form of Indemnification Agreement for directors and executive officers. (Incorporated by
Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2015).

10.2	- Retirement Agreement, dated February 26, 2015, by and between Adams Resources & Energy, Inc. and Frank T. ‟Chip” Webster (Incorporated by reference to Exhibit 10.1 of the
Current Report on Form 8-K filed on February 26, 2015).
Report on Form 8-K filed on February 26, 2015).

21*	- Subsidiaries of the Registrant

23.1*	- Consent of Ryder Scott Company

31.1*	- Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	- Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	- Ryder Scott Company Report

101.INS*	- XBRL Instance Document
101.SCH*	- XBRL Schema Document
101.CAL*	- XBRL Calculation Linkbase Document
101.LAB*	- XBRL Label Linkbase Document
101.PRE*	- XBRL Presentation Linkbase Document

*- Filed herewith
+- Management contract or compensation plan or arrangement.

**- Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income – Year Ended December 31, 2015 and 2014, (ii) the Consolidated Balance Sheets – December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Cash Flows – Year Ended December 31, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.