Form 10-Q
period 2016-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2016-05-09
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016
Commission File Number 1-07908

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

A total of 4,217,596 shares of Common Stock were outstanding at May 1, 2016.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Marketing	$236,394	$537,748
Transportation	13,347	16,465
Oil and natural gas	790	1,360
	250,531	555,573
COSTS AND EXPENSES:
Marketing	229,057	526,133
Transportation	11,189	13,441
Oil and natural gas	631	1,663
General and administrative	2,200	3,331
Depreciation, depletion and amortization	5,115	6,088
	248,192	550,656

Operating earnings	2,339	4,917

Other income (expense):
Interest income	103	78
Interest expense	-	(4)

Earnings before income taxes and equity investments	2,442	4,991

Income tax (provision)	(888)	(1,894)

Earnings before equity investments	1,554	3,097
Earnings (loss) from equity investments, net of tax benefit of $67 and zero, respectively	(124)	-
Net earnings	$1,430	$3,097

EARNINGS PER SHARE:
Basic and diluted net earnings per common share	$.34	$.73

DIVIDENDS PER COMMON SHARE	$.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$83,099	$91,877
Accounts receivable, net of allowance for doubtful
accounts of $200 and $206, respectively	73,043	71,813
Inventory	13,378	7,671
Fair value contracts	20	-
Income tax receivable	629	2,587
Prepayments	2,251	2,589

Total current assets	172,420	176,537

Property and Equipment
Marketing	64,788	65,200
Transportation	70,367	70,732
Oil and gas (successful efforts method)	74,030	77,117
Other	187	187
	209,372	213,236

Less – Accumulated depreciation, depletion and amortization	(152,748)	(153,521)
	56,624	59,715
Other Assets:
Investments	2,009	-
Cash deposits and other	6,862	6,963
	$237,915	$243,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,219	$74,117
Accounts payable – related party	69	40
Fair value contracts	373	195
Accrued and other liabilities	6,136	5,845

Total current liabilities	75,797	80,197

Other Liabilities:
Asset retirement obligations	2,426	2,469
Deferred taxes and other liabilities	6,680	8,039
	84,903	90,705
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	140,897	140,395
Total shareholders’ equity	153,012	152,510
	$237,915	$243,215

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended
	March 31,
	2016	2015
CASH PROVIDED BY OPERATIONS:
Net earnings	$1,430	$3,097
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	5,115	6,088
Property sales (gains)	(120)	(512)
Dry hole costs incurred	-	34
Impairment of oil and natural gas properties	29	208
Deferred income taxes	(1,352)	(949)
Net change in fair value contracts	158	39
Equity investment (earnings) losses	191	-
Decrease (increase) in accounts receivable	(1,224)	25,501
Decrease (increase) in inventories	(5,707)	(803)
Decrease (increase) in income tax receivable	1,958	970
Decrease (increase) in prepayments	338	342
Increase (decrease) in accounts payable	(3,614)	(25,385)
Increase (decrease) in accrued liabilities	393	3,509
Other changes, net	47	(8)

Net cash provided by (used in) operating activities	(2,358)	12,131

INVESTING ACTIVITIES:
Property and equipment additions	(4,210)	(3,665)
Proceeds from property sales	920	512
Investments	(2,200)	-
Insurance and state collateral (deposits) refunds	(2)	(103)

Net cash (used in) investing activities	(5,492)	(3,256)

FINANCING ACTIVITIES
Dividend payments	(928)	(927)

Net cash (used in) financing activities	(928)	(927)

Increase (decrease) in cash and cash equivalents	(8,778)	7,948

Cash and cash equivalents at beginning of period	91,877	80,184

Cash and cash equivalents at end of period	$83,099	$88,132

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2016, its results of operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (‟GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after March 31, 2016, was evaluated through the date of issuance of these financial statements.

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

Prepayments

The components of prepayments are as follows (in thousands):

	March 31,	December 31,
	2016	2015

Cash collateral deposits for commodity purchases	$2	$167
Insurance premiums	1,551	1,609
Rents, license and other	698	813

	$2,251	$2,589

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2016, the Company had no unevaluated or suspended exploratory drilling costs.

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method.  The reserve base or denominator used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves.  For lease and well equipment, development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves.  The numerator for such calculations is actual production volumes for the period.  All other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to twenty years.

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis. Fields with carrying values in excess of their estimated undiscounted future net cash flows are deemed impaired.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area.  Therefore, such data inputs are categorized as ‟unobservable” or ‟Level 3” inputs.  (See ‟Fair Value Measurements” below).  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings.

Impairment provisions are included in oil and gas segment operating losses and were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Producing property impairments	$1	$203
Non-producing property impairments	28	5
Total	$29	$208

Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately three percent of total oil and gas property costs and are categorized as follows (in thousands):

	March 31,	December 31,
	2016	2015
Napoleonville, Louisiana acreage	$49	$49
Wyoming and other acreage	182	182
Total Non-producing Leasehold Costs	$231	$231

Since the Company is generally not the operator of its oil and gas property interests, it does not maintain the underlying detail acreage data and the Company is dependent on the operator when determining which specific acreage will ultimately be drilled.  However, the capitalized cost detail on a property-by-property basis is reviewed by management, and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.

Investments

Investments reflect the Company’s interest in operating entities where the Company holds a non-controlling interest.  Investments where the Company’s interest is between twenty percent and fifty percent of the ownership are accounted for under the “Equity Method”.  Under the equity method, the initial investment is capitalized and adjusted periodically for the Company’s pro-rata share of earnings and losses.  Any dividends received will reduce the equity investment balance.  Investments where the Company’s interest is less than twenty percent are accounted for on the “Cost Method”.  Under the cost method, the initial investment is capitalized, but no adjustments are made to capitalized costs for the underlying earnings of the investments.  For cost method investments, dividends are recorded as income upon receipt.

On January 14, 2016 the Company’s wholly owned subsidiary Adams Resources Medical Management, Inc. (“ARMM”) acquired a 30% member interest in Bencap LLC (“Bencap”) for a $2,200,000 cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company accounts for this investment on the equity method of accounting.  Bencap may require additional funding as it completes development of its operations.  To fund such needs, on or after September 1, 2016 but before August 31, 2018, Bencap may request to borrow from ARMM an amount no greater than $1,500,000 and on or after September 1, 2017, but not before August 31, 2019, Bencap may request to borrow an amount no greater than $2,000,000.  ARMM is under no obligation to make such loans.  However, in the event ARMM elects not to make such loans, ARMM’s interest in Bencap is forfeited.  Bencap is subject to certain restrictions on its ability to make cash distribution during any period when such loans remain outstanding.

The Company’s investments are considered long-lived assets and will be reviewed for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  These fair value measures depend highly on management’s assessment of the financial status of the underlying operation.  Such data inputs are “unobservable” or “Level 3” inputs.

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

	March 31,	December 31,
	2016	2015
Insurance collateral deposits	$6,403	$6,531
State collateral deposits	142	140
Materials and supplies	317	292
	$6,862	$6,963

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

	Three Months Ended
	March 31,
	2016	2015

Revenue gross-up	$75,927	$130,222

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide up to a $60 million stand-by letter of credit facility used to support crude oil purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within the segment and outstanding amounts were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Stand-by letters of credit	$1,000	$7,000

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

Statement of Cash Flows

There were no significant non-cash financing activities in any of the periods reported.  Statements of cash flow disclosure items include the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Interest paid	$-	$4

Federal and state tax paid	105	1,081

Capitalized amounts included in property and equipment that were not included in amounts reported for cash additions in the Statements of Cash Flows for the applicable report dates were as follows (in thousands):

	March 31,
	2016	2015

Property and equipment additions	$350	$566

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period presented herein. The weighted average number of shares outstanding was 4,217,596 for 2016 and 2015.  There were no potentially dilutive securities during those periods.

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

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2016 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$20	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	373	-
Less Counterparty Offsets	-	-	-	-

As Reported Fair Value Contracts	$20	$-	$373	$-

As of March 31, 2016, four commodity purchase and sale contracts comprise the Company’s derivative valuations.  These contracts encompass approximately 65 barrels per day of diesel fuel during April 2016 through March 2017 plus 67,000 barrels of crude oil for the month of June 2016.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2015 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$-	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	195	-
Less Counterparty Offsets	-	-	-	-

As Reported Fair Value Contracts	$-	$-	$195	$-

As of December 31, 2015, one commodity purchase and sale contract comprised the Company’s derivative valuations.  The purchase and sale contract encompasses approximately 65 barrels per day of diesel fuel in each of January, February and March 2016.

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of March 31, 2016 and December 31, 2015, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Earnings (Loss)
	Three Months Ended
	March 31,
	2016	2015

Revenues – Marketing	$158	$(39)

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of March 31, 2016, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$20	$-	$-	$20
- Current liabilities	-	(373)	-	-	(373)
Net Value	$-	$(353)	$-	$-	$(353)

As of December 31, 2015, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$-	$-	$-	$-
- Current liabilities	-	(195)	-	-	(195)
Net Value	$-	$(195)	$-	$-	$(195)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2016 and December 31, 2015, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

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

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In March 2016, the FASB issued Accounting Standard Update No. 2016-02, Leases (Topic 842).  The standard amends existing accounting standards to require the capitalization and recording on the balance sheet the assets and liabilities associated with lease terms of more than 12 months.  The new standard is effective for fiscal years beginning after December 15, 2018.  As of December 31, 2015, the Company had rental obligations under long-term non-cancellable operating leases and terminaling arrangements totaling $12,393,000 payable through 2019, with only nominal activity during 2016.  Management is currently evaluating the impact of these amendments on the Company’s consolidated financial statements as well as the transition alternatives.

With the exception of the new standards for revenue recognition and leases, as discussed, management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended March 31, 2016
Marketing	$236,394	$4,648	$2,689	$263
Transportation	13,347	173	1,985	3,817
Oil and gas	790	(282)	441	130
	$250,531	$4,539	$5,115	$4,210
Period Ended March 31, 2015
Marketing	$537,748	$8,848	$2,767	$1,850
Transportation	16,465	1,125	1,899	166
Oil and gas	1,360	(1,725)	1,422	1,649
	$555,573	$8,248	$6,088	$3,665

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Segment operating earnings	$4,539	$8,248
- General and administrative	(2,200)	(3,331)
Operating earnings	2,339	4,917
- Interest income	103	78
- Interest expense	-	(4)
Earnings before income tax	$2,442	$4,991

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Marketing	$101,067	$96,723
Transportation	35,020	35,010
Oil and gas	8,243	8,930
Other	93,531	102,552
	$237,861	$243,215

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable, investments and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

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

The Company utilizes its affiliate, Bencap, to administer certain of its employee medical benefit programs including a detail audit of individual medical claims.  See Note (1) to the accompanying financials under the caption “Investments” for further discussion.  Bencap earns a fee from the Company for providing such services at a discounted amount from its standard charge to non-affiliates.

Activities with affiliates were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Overhead recoveries	$21	$26

Affiliate billings to company	$11	$17

Company billings to affiliates	$1	$12

Rentals paid to affiliate	$163	$143

Fees paid to Bencap	$36	$-

Note 5 - Commitments and Contingencies

Under the Company’s automobile and workers’ compensation insurance policies, the Company can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities.  The Company has appropriately recognized estimated expenses liabilities related to these policies for losses incurred but not reported to the Company or its insurance carrier as follows (in thousands):

	March 31,	December 31,
	2016	2015
Estimated expenses and liabilities	$2,243	$2,086

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred is established on a monthly basis.  As claims are paid, the liability is relieved.  The Company maintains third party insurance stop-loss coverage for annual individual medical claims exceeding $100,000.  In addition, the Company maintains $2 million of umbrella insurance coverage for aggregate medical claims exceeding approximately $4.5 million for each of the calendar years ended 2016 and 2015.  Medical accrued amounts are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Accrued medical claims	$1,668	$1,107

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties except, all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of March 31, 2016 and December 31, 2015, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

Note 6 – Subsequent Event

In April 2016 the Company, through its wholly owned subsidiary Adams Resources Medical Management, Inc. (“ARMM”), acquired an approximate 15% equity interest in VestaCare, Inc., a California corporation (“VestaCare”) for a $2,500,000 cash payment.  VestaCare provides an array of software as a service, (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™.  VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients.  As deductibles and copays have risen in recent years, medical care providers are experiencing a significant shift in revenues from the insurance company to the individual patient.  The increasing level of patient obligations has led to significantly increased bad debt write-offs for providers.

ARMM’s equity interest in VestaCare is in the form of convertible Series B Preferred Stock that incorporates customary anti-dilution and other investor protections.  The Company will account for ARMM’s investment in VestaCare under the “Cost Method”.  VestaCare intends to direct these proceeds towards its sales and back-office support functions as it seeks to expand its service offering.

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change(1)

Revenues	$236,394	$537,748	(56.0)%

Operating earnings	$4,648	$8,848	(47.5)%

Depreciation	$2,689	$2,767	(2.8)%

Driver commissions	$4,508	$5,948	(24.2)%

Insurance	$2,171	$2,239	(3.0)%

Fuel	$1,672	$2,801	(40.3)%
_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Crude oil revenues declined in 2016 as a result of reduced purchase and sale volumes and reduced market prices for crude oil. The volume decline stemmed primarily from reduced production and reduced purchase activity in the Eagle Ford shale trend of South Texas.  Operating earnings were adversely affected by the volume declines as well as a narrowing of margins in 2016.  Driver commissions are reduced both in terms of the number of drivers employed as well as pay scale due to the decline in activity.  Fuel costs are lower, consistent with reduced crude oil prices.

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2016	2015
Field Level Purchase Volumes – Per day(1)
Crude oil – barrels	88,183	124,380

Average Purchase Price
Crude oil – per barrel	$29.21	$43.51
_____________________________
(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude Oil – Field Level Operating Earnings (Non GAAP-Measure)(1)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first three months of 2016 and 2015, the net impact on earnings was to yield inventory liquidation gains as shown in the table below.

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

The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows in reconciling from the GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended
	March 31,
	2016	2015
As reported segment operating earnings	$4,648	$8,848
Add (less) -
Inventory valuation (gains) losses	(2,202)	(104)
Derivative valuation (gains) losses	158	39

Field level operating earnings(1)	$2,604	$8,783
____________________________________
(1)
Such designation is (a) unique to the Company, (b) not a substitute for GAAP and (c) not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

The Company held crude oil inventory at a weighted average commodity price in barrels as follows:

	March 31, 2016		December 31, 2015
		Average		Average
	Barrels	Price	Barrels	Price
Crude oil inventory	380,449	$35.16	261,718	$29.31

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative field level operating earnings decreased during 2016 relative to the comparative 2015 period due to reduced purchase volumes and reduced unit margins.  Competition has intensified for a declining level of crude oil production within the Company’s areas of operation.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change(1)

Revenues	$13,347	$16,465	(18.9)%

Operating earnings	$173	$1,125	(84.6)%

Depreciation	$1,985	$1,899	4.5%

Driver commissions	$2,881	$3,370	(14.5)%

Insurance	$1,481	$1,472	.6%

Diesel fuel	$1,311	$2,233	(41.3)%

Maintenance expense	$1,327	$1,522	(12.8)%

Mileage	5,668	6,292	(9.9)%
__________________________
(1)  Represents the percentage increase (decrease) from the prior year.

The Company’s revenue rate structure includes a component for fuel costs such that fuel cost fluctuations are largely passed through to the customer over time.  To illustrate, a calculation of revenues net of fuel cost is presented below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total transportation revenue	$13,347	$16,465
Diesel fuel cost	(1,311)	(2,233)
Revenues net of fuel	$12,036	$14,232

Revenues net of fuel are reduced in 2016 because of reduced demand as evidenced by the change in miles driven, as shown above.  In addition, shippers have demanded reduced rates since the present level of demand has created industry wide excess capacity.  The Company has responded by selling older and excess equipment, reducing the level of personnel and working to control maintenance costs.  It is believed that a change in the current market demand scenario will not occur absent a general improvement in the overall U. S. economy.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change(1)
Revenues	$790	$1,360	(41.9)%

Operating earnings (loss)	$(282)	$(1,725)	(83.7)%

Depreciation and depletion	$441	$1,422	(69.0)%

Dry hole expense	$-	$34	(100.0)%

Producing property impairments	$1	$203	(99.5)%

Prospect impairments	$28	$5	460%
________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

 Oil and gas revenues and operating earnings declined in the comparative first quarter of 2016 following reduced commodity prices and volume reductions as shown in the table below.  Volumes declined consistent with reduced drilling activity.  Depreciation and depletion expense is also reduced in 2016 consistent with reduced volumes and reduced net capitalized costs.

Production volumes and price information is as follows:

	Three Months Ended
	March 31,
	2016	2015
Crude Oil
Volume – barrels	10,071	14,004
Average price per barrel	$29.17	$44.18

Natural gas
Volume – mcf	197,433	217,261
Average price per mcf	$1.95	$2.86

Natural gas liquids
Volume – barrels	11,476	10,251
Average price per barrel	$9.68	$11.77

-	General and administrative

General and administrative expenses were reduced from $3,331,000 during the first quarter of 2015 to $2,200,000 during the first quarter of 2016 due to a reduced employee termination costs.

-	Investments

In January 2016, the Company acquired a 30% member interest in Bencap LLC (Bencap) for a $2,200,000 cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company accounts for this investment under the equity method of accounting.

Bencap’s predecessor entities began operating in their current form in January 2014.  Presently, Bencap’s primary focus is developing a general market for its medical claims auditing services.  Unlike the traditional approach to employee medical insurance, Bencap’s methodology audits and pays claims based on a multiplier which takes into consideration a premium over Medicare rates and/or a premium over the “Cost-to-Charge Ratio” which facility providers must file with the Federal government.  The Company has utilized this methodology over the past three years to process and pay medical claims for its employees, including all management personnel.  The Company believes the Bencap approach provides self-insured employers the opportunity for substantial savings over conventional medical insurance without sacrificing the level of employee benefits.  In fact, employee options are improved since the individual employee is no longer locked into a narrow list of providers.

Bencap has primarily used the Company’s funding to expand its back-office and sales support functions as it seeks to compete in the medical benefits marketplace.  Under equity method accounting the Company has included in operating earnings its pro-rata share of Bencap’s net development expenses in excess of revenues.

Outlook

The continuing trend is toward reduced commodity prices and slackened demand for trucking services.  As a result, the present emphasis involves curtailing oil and gas property expenditures, restricting tractor-trailer equipment purchases, and emphasizing cost reduction efforts pending a rebound in the market conditions for the Company’s products and services.  However, the present ongoing expansion and improvement of the Company’s Houston truck terminal facility will continue to conclusion.  By preserving liquidity and operating as a low-cost provider, the Company will be well positioned when general economic conditions improve.

Liquidity and Capital Resources

The Company’s liquidity derives from net cash provided by operating activities and is therefore dependent on the success of future operations.  The most significant source of liquidity is the cash yield from net earnings factoring in the non-cash book expense items for depreciation, depletion, amortization and impairments.  The Company has no debt and funds all of its projects from this stream of cash.  In most periods, cash inflows equal or exceed capital spending outflows.  Should cash inflow subside or turn negative, the Company will curtail its capital spending accordingly.

As of March 31, 2016 and December 31, 2015, the Company had no bank debt or other forms of debenture obligations.  Cash balances are maintained in order to meet the timing of day-to-day cash needs and such amounts and working capital, the excess of current assets over current liabilities, were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Cash	$83,099	$91,877

Working capital	$96,623	$96,340

Cash provided from operating activities was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(2,358)	$12,131

A significant item in 2016 utilizing net cash was the Company’s decision to take advantage of the disparity in the current commodity price for crude oil versus the future price of crude oil as reflected on the commodity futures exchange.  This situation is known as a contango market.  The Company utilized approximately $2.2 million of cash to purchase and store crude for liquidation in subsequent months consistent with fluctuations in the crude oil commodity futures market.

The Company relies heavily on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  Because of this, the Company strives to maintain substantial cash balances and avoid debt obligations.  Cash balances were reduced as of March 31, 2016 relative to the prior year end as a result of increased levels of crude oil inventory as discussed above and changes in early payments as discussed below.

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

The Company maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit for the benefit of suppliers of crude oil.  Stand-by letters of credit are issued as needed and are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil supply.

Early payments, collateral and letters of credit amounts were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Early payments received	$9,368	$16,770
Cash collateral received	$1,767	$840
Prepayments to suppliers	$-	$167
Early payments to suppliers	$9,875	$11,645
Letters of credit outstanding	$1,000	$1,000

Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its marketing, transportation and exploration businesses, and more recently in the area of employer oriented medical management services.  The Company does not look to proceeds from property sales to fund its cash flow needs.  Except for commitments totaling approximately $12.4 million associated with barge affreightment contracts, storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital project and investment spending through the first three months of 2016 and additional planned 2016 capital spending is as follows (in thousands):

	Expended through	Planned
	March 31, 2016	Additional 2016

Crude oil marketing	$263	$-
Truck transportation	3,817	1,500
Oil and gas exploration	130	-
Investments	2,200	2,500
	$6,410	$4,000

For the remainder of 2016, planned capital additions included completion of the Houston truck terminal upgrades and the purchase of a minority interest in VestaCare, Inc., as described in Footnote (6) to the accompanying financials.

A quarterly dividend of $0.22 per common share or $928,000 was paid during each of the first quarters of 2016 and 2015.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s ‟Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s ‟Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended March 31, 2016 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under ‟Item 1A Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties, except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of March 31, 2016, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

Item 1A.	Risk Factors – There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 9, 2016	By /s/Thomas S. Smith
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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended March 31, 2016 and 2015, (ii) the Consolidated Balance Sheets – March 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows – Three Months Ended March 31, 2016 and 2015 and (iv) Notes to Consolidated Financial Statements.