Form 10-Q
period 2016-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2016-08-09
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
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

A total of 4,217,596 shares of Common Stock were outstanding at August 1, 2016.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES:
Marketing	$514,923	$1,118,985	$278,529	$581,237
Transportation	27,207	34,173	13,860	17,708
Oil and natural gas	1,564	2,973	774	1,613
	543,694	1,156,131	293,163	600,558
COSTS AND EXPENSES:
Marketing	497,837	1,094,741	268,780	568,608
Transportation	22,498	28,080	11,309	14,639
Oil and natural gas	1,410	3,705	779	2,042
General and administrative	4,138	5,649	1,938	2,318
Depreciation depletion and amortization	9,871	12,118	4,756	6,030
	535,754	1,144,293	287,562	593,637

Operating earnings	7,940	11,838	5,601	6,921

Other income (expense):
Interest income	199	173	96	95
Interest expense	-	(4)	-	-

Earnings before income taxes
and equity investments	8,139	12,007	5,697	7,016

Income tax (provision)	(3,045)	(4,570)	(2,157)	(2,676)

Earnings before equity investments	5,094	7,437	3,540	4,340

Earnings (loss) from equity investments,
net of tax benefit of $140, zero, 73
and zero, respectively	(260)	-	(136)	-

Net earnings	$4,834	$7,437	$3,404	$4,340

EARNINGS (LOSS) PER SHARE:
Basic and diluted net earnings
per common share	$1.15	$1.76	$.81	$1.03

DIVIDENDS PER COMMON SHARE	$.44	$.44	.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$90,771	$91,877
Accounts receivable, net of allowance for doubtful
accounts of $299 and $206, respectively	81,793	71,813
Inventory	12,862	7,671
Fair value contracts	221	-
Income tax receivable	-	2,587
Prepayments	4,272	2,589

Total current assets	189,919	176,537

Property and Equipment
Marketing	59,895	65,200
Transportation	68,187	70,732
Oil and gas (successful efforts method)	71,214	77,117
Other	187	187
	199,483	213,236

Less – Accumulated depreciation, depletion and amortization	(147,866)	(153,521)
	51,617	59,715
Other Assets:
Investments	4,300	-
Cash deposits and other	5,690	6,963
	$251,526	$243,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$79,856	$74,117
Accounts payable – related party	85	40
Fair value contracts	292	195
Accrued and other liabilities	7,307	5,845

Total current liabilities	87,540	80,197

Other Liabilities:
Asset retirement obligations	2,436	2,469
Deferred taxes and other liabilities	6,062	8,039
	96,038	90,705
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	143,373	140,395
Total shareholders’ equity	155,488	152,510
	$251,526	$243,215

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended
	June 30,
	2016	2015
CASH PROVIDED BY OPERATIONS:
Net earnings	$4,834	$7,437
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	9,871	12,118
Property sales (gains)	(1,275)	(514)
Dry hole costs incurred	-	33
Impairment of oil and natural gas properties	87	623
Provision for doubtful accounts	93	-
Deferred income taxes	(1,965)	581
Net change in fair value contracts	(124)	(50)
Equity investment (earnings) losses	400	-
Decrease (increase) in accounts receivable	(10,073)	(1,265)
Decrease (increase) in inventories	(5,191)	(3,596)
Decrease (increase) in income tax receivable	2,587	970
Decrease (increase) in prepayments	(1,683)	(215)
Increase (decrease) in accounts payable	7,043	(11,008)
Increase (decrease) in accrued liabilities	1,570	5,259
Other changes, net	(22)	(347)

Net cash provided by (used in) operating activities	6,152	10,026

INVESTING ACTIVITIES:
Property and equipment additions	(4,812)	(4,833)
Proceeds from property sales	2,860	519
Investments	(4,700)	-
Insurance and state collateral (deposits) refunds	1,250	(60)

Net cash (used in) investing activities	(5,402)	(4,374)

FINANCING ACTIVITIES
Dividend payments	(1,856)	(1,856)

Net cash (used in) financing activities	(1,856)	(1,856)

Increase (decrease) in cash and cash equivalents	(1,106)	3,796

Cash and cash equivalents at beginning of period	91,877	80,184

Cash and cash equivalents at end of period	$90,771	$83,980

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at June 30, 2016, its results of operations for the six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (‟GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after June 30, 2016, was evaluated through the date of issuance of these financial statements.

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

Prepayments

The components of prepayments are as follows (in thousands):

	June 30,	December 31,
	2016	2015

Cash collateral deposits for commodity purchases	$-	$167
Insurance premiums	3,385	1,609
Rents, license and other	887	813

	$4,272	$2,589

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of June 30, 2016, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis. Fields with carrying values in excess of their estimated undiscounted future net cash flows are deemed impaired.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  During the third quarter of 2016, the commodity price for crude oil has been in decline which, if it continues, may require the recording of future impairments in the carrying value of oil and gas properties.

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

Impairment provisions are included in oil and gas segment operating losses and were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Producing property impairments	$1	$207	$-	$4
Non-producing property impairments	86	416	58	411
Total	$87	$623	58	$415

Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately three percent of total oil and gas property costs and are categorized as follows (in thousands):

	June 30,	December 31,
	2016	2015
Napoleonville, Louisiana acreage	$-	$49
Wyoming and other acreage	182	182
Total Non-producing Leasehold Costs	$182	$231

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

On January 14, 2016 the Company’s wholly owned subsidiary Adams Resources Medical Management, Inc. (“ARMM”) acquired a 30% member interest in Bencap LLC (“Bencap”) for a $2,200,000 cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company accounts for this investment under the equity method of accounting.  Bencap may require additional funding as it completes development of its operations.  To fund such needs, on or after September 1, 2016 but before August 31, 2018, Bencap may request to borrow from ARMM an amount no greater than $1,500,000 and on or after September 1, 2017, but not before August 31, 2019, Bencap may request to borrow an amount no greater than $2,000,000.  ARMM is under no obligation to make such loans.  However, in the event ARMM elects not to make such loans, ARMM’s interest in Bencap is forfeited.  Bencap is subject to certain restrictions on its ability to make cash distributions during any period when such loans remain outstanding.

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

In April 2016 the Company, through its ARMM subsidiary, acquired an approximate 15% equity interest (less than 3% voting interest) in VestaCare, Inc., a California corporation (“VestaCare”) for a $2,500,000 cash payment.  VestaCare provides an array of software as a service (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™.  VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients.  As deductibles and copays have risen in recent years, medical care providers are experiencing a significant shift in revenues from the insurance company to the individual patient.  The increasing level of patient obligations has led to significantly increased bad debt write-offs for providers.  The VestaCare product earns a contingent collection fee and handling fees as account collections improve.

The Company’s investments are considered long-lived assets and will be reviewed for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  These fair value measures depend highly on management’s assessment of the financial status of the underlying operation.  Such data inputs are “unobservable” or “Level 3” inputs.  The Company’s Bencap and VestaCare investments are in the early stage of product implementation.  The Company monitors revenue and product acceptance trends in order to assess the current fair value of the investment.  If the fair value of these investments is determined to be below their carrying value and that loss in fair value is deemed other than temporary, an investment loss will be recognized.  No such losses were recorded during the six months ended June 30, 2016.

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

	June 30,	December 31,
	2016	2015
Insurance collateral deposits	$5,261	$6,531
State collateral deposits	136	140
Materials and supplies	293	292
	$5,690	$6,963

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue gross-up	$175,009	$266,663	$99,082	$136,440

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

Concentration of Credit Risk

The Company’s largest customers consist of large multinational integrated oil companies and independent refiners of crude oil.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users.  Within this group of customers the Company generally derives approximately 50 percent of its revenues from three to five large crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U.S. domestic refiner demand.  As a fungible commodity delivered to major Gulf Coast supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

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

	Six Months Ended
	June 30,
	2016	2015

Stand-by letters of credit	$1,000	$1,000

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

Statement of Cash Flows

There were no significant non-cash financing activities in any of the periods reported.  Statements of cash flow disclosure items include the following (in thousands):

	Six Months Ended
	June 30,
	2016	2015

Interest paid	$-	$4

Federal and state tax paid	1,845	1,607

Capitalized amounts included in property and equipment that were not included in amounts reported for cash additions in the Statements of Cash Flows for the applicable report dates were as follows (in thousands):

	As of June 30,
	2016	2015

Property and equipment additions	$340	$53

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

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2016 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$365	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	436	-
Less Counterparty Offsets	(144)	-	(144)	-

As Reported Fair Value Contracts	$221	$-	$292	$-

As of June 30, 2016, four commodity purchase and sale contracts comprise the Company’s derivative valuations.  These contracts encompass approximately 65 barrels per day of diesel fuel during July 2016 through March 2017 plus 184,000 barrels of crude oil for the month of July 2016 and 92,000 barrels of crude oil for the month of August 2016.

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

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of June 30, 2016 and December 31, 2015, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months and three months ended June 30, 2016 and 2015 as follows (in thousands):

	Earnings		Earnings
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues – Marketing	$ 124	$ 50	$ 282	$ 89

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of June 30, 2016, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$365	$-	$(144)	$221
- Current liabilities	-	(436)	-	144	(292)
Net Value	$-	$(71)	$-	$-	$(71)

As of December 31, 2015, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$-	$-	$-	$-
- Current liabilities	-	(195)	-	-	(195)
Net Value	$-	$(195)	$-	$-	$(195)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of June 30, 2016 and December 31, 2015, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Six Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2016
Marketing	$514,923	$11,883	$5,203	$514
Transportation	27,207	874	3,835	4,151
Oil and gas	1,564	(679)	833	147
	$543,694	$12,078	$9,871	$4,812
Period Ended June 30, 2015
Marketing	$1,118,985	$18,690	$5,554	$2,128
Transportation	34,173	2,294	3,799	534
Oil and gas	2,973	(3,497)	2,765	2,171
	$1,156,131	$17,487	$12,118	$4,833

-	Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended June 30, 2016
Marketing	$278,529	$7,235	$2,514	$251
Transportation	13,860	701	1,850	334
Oil and gas	774	(397)	392	17
	$293,163	$7,539	$4,756	$602
Period Ended June 30, 2015
Marketing	$581,237	$9,842	$2,787	$278
Transportation	17,708	1,169	1,900	368
Oil and gas	1,613	(1,772)	1,343	522
	$600,558	$9,239	$6,030	$1,168

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment operating earnings	$12,078	$17,487	$7,539	$9,239
- General and administrative	(4,138)	(5,649)	(1,938)	(2,318)
Operating earnings	7,940	11,838	5,601	6,921
- Interest income	199	173	96	95
- Interest expense	-	(4)	-	-
Earnings before income tax	$8,139	$12,007	$5,697	$7,016

Identifiable assets by industry segment are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Marketing	$105,483	$96,723
Transportation	34,731	35,010
Oil and gas	7,666	8,930
Other	103,646	102,552
	$251,526	$243,215

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

Activities with affiliates were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Overhead recoveries	$28	$50	$7	$24

Affiliate billings to company	$38	$46	$27	$29

Company billings to affiliates	$2	$22	$1	$10

Rentals paid to affiliate	$318	$286	$155	$143

Fees paid to Bencap	$130	$-	$94	$-

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

	June 30,	December 31,
	2016	2015
Estimated expenses and liabilities	$2,452	$2,086

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

	June 30,	December 31,
	2016	2015
Accrued medical claims	$2,141	$1,107

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties except, all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of June 30, 2016 and December 31, 2015, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

Item 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2016	2015	Change(1)	2016	2015	Change(1)
Revenues	$514,923	$1,118,985	(54.0)%	$278,529	$581,237	(52.1)%

Operating earnings	$11,883	$18,690	(36.4)%	$7,235	$9,842	(26.5)%

Depreciation	$5,203	$5,554	(6.3)%	$2,514	$2,787	(9.8)%

Driver commission	$8,341	$11,777	(29.2)%	$3,833	$5,828	(34.2)%

Insurance	$4,117	$4,571	(9.9)%	$1,947	$2,331	(16.5)%

Fuel	$2,978	$5,499	(45.8)%	$1,305	$2,698	(51.6)%
_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Crude oil revenues declined in 2016 as a result of reduced purchase and sale volumes and reduced market prices for crude oil. The volume decline stemmed primarily from reduced production and reduced purchase activity in the Eagle Ford shale trend of South Texas.  Operating earnings were adversely affected by the volume declines as well as a narrowing of margins in 2016.  Driver commissions are reduced both in terms of the number of drivers employed as well as pay scale due to the decline in activity.  Fuel and insurance costs are lower, consistent with reduced volumes.

Supplemental volume and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Field Level Purchase Volumes – Per Day
Crude oil – barrels	82,093	118,239	75,986	112,179

Average Purchase Price
Crude oil – per barrel	$35.34	$48.88	$42.45	$54.77
_____________________________
(1) Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude Oil – Field Level Operating Earnings (Non GAAP-Measure)(1)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first six months of 2016 and 2015, the net impact on earnings was to yield inventory liquidation gains as shown in the table below.

Crude oil marketing operating earnings are also affected by the valuations of the Company’s forward month commodity contracts (derivative instruments) as of the various report dates.  Such non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date.  The Company generally enters into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level).  Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not accorded fair value treatment.  The period-end valuation of derivative instruments requires recognition of ‟mark-to-market” gains and losses.

The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows in reconciling from the GAAP to non-GAAP financial measures (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

As reported segment operating earnings	$11,883	$18,690	$7,235	$9,842
Add (less) -
Inventory valuation (gains) losses	(6,211)	(1,505)	(4,008)	(1,401)
Derivative valuation (gains) losses	(124)	(50)	(282)	(89)
Field level operating earnings(1)	$5,548	$17,135	$2,945	$8,352

____________________________________
(1)
Such designation is (a) unique to the Company, (b) not a substitute for GAAP and (c) not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

The Company held crude oil inventory at a weighted average commodity price in barrels as follows:

	June 30, 2016		December 31, 2015
		Average		Average
	Barrels	Price	Barrels	Price
Crude oil inventory	280,794	$45.80	261,718	$29.31

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative field level operating earnings decreased during 2016 relative to the comparative 2015 periods due to reduced purchase volumes and reduced unit margins.  Competition has intensified for a declining level of crude oil production within the Company’s areas of operation.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

-           Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2016	2015	Change(1)	2016	2015	Change(1)
Revenues	$27,207	$34,173	(20.4)%	$13,860	$17,708	(21.7)%

Operating earnings	$874	$2,294	(61.9)%	$701	$1,169	(40.0)%

Depreciation	$3,835	$3,799	.9%	$1,850	$1,900	(2.6)%

Driver commission	$5,805	$7,003	(17.1)%	$2,925	$3,632	(19.5)%

Insurance	$2,595	$2,987	(13.1)%	$1,115	$1,514	(26.4)%

Fuel	$2,759	$4,694	(41.2)%	$1,447	$2,460	(41.2)%

Maintenance expense	$2,641	$3,075	(14.1)%	$1,313	$1,553	(15.5)%

Mileage	11,485	13,407	(14.3)%	5,817	6,292	(7.5)%
________________________
(1)  Represents the percentage increase (decrease) from the prior year.

The Company’s revenue rate structure includes a component for fuel costs such that fuel cost fluctuations are largely passed through to the customer over time.  To illustrate, a calculation of revenues net of fuel cost is presented below (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total transportation revenue	$27,207	$34,173	$13,860	$17,708

Diesel fuel costs	$(2,759)	$(4,694)	$(1,447)	$(2,460)

Revenues net of fuel(1)	$24,448	$29,479	$12,413	$15,248

(1) Such designation  is (a) unique to the Company, (b) not a substitute for GAAP and (c) not comparable to any similar measure developed by industry participants.  The calculation is being shown to facilitate the readers comparison only.

Revenues net of fuel are reduced in 2016 because of reduced demand which is indicative from the change in miles driven shown above.  In addition, shippers have demanded reduced rates since the present level of demand created industry wide excess capacity.  The Company has responded by selling older and excess equipment, reducing the level of personnel and working to control maintenance costs.  Operating earnings declined at a rate faster than the decline in revenues due to the fixed cost component contained therein.  It is believed that a change in the current market demand scenario will not occur absent continued improvement in the overall U. S. economy.

-           Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2016	2015	Change(1)	2016	2015	Change(1)
Revenues	$1,564	$2,973	(47.4)%	$774	$1,613	(52.0)%

Operating earnings (loss)	$(679)	$(3,497)	(80.6)%	$(397)	$(1,772)	(77.6)%

Depreciation/depletion	$833	$2,765	(69.9)%	$392	$1,343	(70.8)%
________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

 Oil and gas revenues and operating earnings declined in 2016 following reduced commodity prices and volume reductions as shown in the table below.  Volumes declined consistent with reduced drilling activity and normal production declines.  Depreciation and depletion expense is also reduced in 2016 consistent with reduced volumes and reduced net capitalized costs.

Production volumes and price information is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Crude oil
Volume – barrels	18,253	27,640	8,182	13,636
Average price per barrel	$34.89	$50.84	$41.92	$57.94

Natural gas
Volume – mcf	360,779	433,206	163,346	215,945
Average price per mcf	$1.88	$2.94	$1.80	$3.00

Natural gas liquids
Volume – barrels	20,989	21,341	9,513	11,090
Average price per barrel	$11.82	$13.76	$14.40	$15.78

General and administrative

General and administrative expenses declined from $5,649,000 during the first half of 2015 to $4,138,000 during the first half of 2016 due to a reduced employee termination costs.

-	Investments

In January 2016, the Company acquired a 30% member interest in Bencap LLC (Bencap) for a $2,200,000 cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company accounts for this investment under the equity method of accounting.  Bencap used the Company’s funding to expand its back-office and sales support functions as it seeks to compete in the medical benefits marketplace.  Under equity method accounting the Company has included in operating earnings its pro-rata share of Bencap’s net expenses in excess of revenues.

In April 2016 the Company acquired a 15% equity interest in VestaCare, Inc., a provider of electronic payment technologies to medical care providers. VestaCare is accounted for under the “cost method” and as such, earnings will be reported as dividends are paid.

Outlook

The trend continues to indicate reduced crude oil commodity prices and slackened demand for trucking services.  As a result, the present emphasis involves aggressive sales efforts and cost control pending a rebound in the market conditions for the Company’s products and services.   By preserving liquidity and operating as a low-cost provider, the Company will be well positioned when general economic conditions improve.

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

As of June 30, 2016 and December 31, 2015, the Company had no bank debt or other forms of debenture obligations.  Cash balances are maintained in order to meet the timing of day-to-day cash needs and such amounts and working capital, the excess of current assets over current liabilities, were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Cash	$90,771	$91,877

Working capital	$102,379	$96,340

Cash provided by (used in) operating, investing and financing activities were as follows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$6,152	$10,026

Net cash (used in) investing activities	$(5,402)	$(4,374)

Net cash (used in) financing activities	$(1,856)	$(1,856)

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

Early payments, collateral and letters of credit amounts were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Early payments received	$13,658	$16,770
Cash collateral received	$-	$840
Prepayments to suppliers	$-	$167
Early payments to suppliers	$7,899	$11,645
Letters of credit outstanding	$1,000	$1,000

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

Capital project and investment spending through the first six months of 2016 and additional anticipated 2016 capital spending is as follows (in thousands):

	Expended through	Additional
	June 30, 2016	2016 Spending

Crude oil marketing	$514	$500
Truck transportation	4,151	3,000
Oil and gas exploration	147	-
Investments	4,700	500
	$9,512	$4,000

For the remainder of 2016, the primary planned capital addition is completion of the on-going Houston truck terminal expansion and improvements.

A quarterly dividend of $0.22 per common share or $928,000 was paid during each of the first and second quarters of 2016 and 2015.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended June 30, 2016 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

With the uncertainties of forward-looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under ‟Item 1A Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties, except all the larger defendants have settled their claims in the LePetit Chateau Deluxe matter.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of June 30, 2016, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: August 9, 2016	By /s/Thomas S. Smith
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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Six Months Ended June 30, 2016 and 2015, (ii) the Consolidated Balance Sheets – June 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows – Six Months Ended June 30, 2016 and 2015 and (iv) Notes to Consolidated Financial Statements.