Form 10-Q
period 2016-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2016-11-09
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10‑Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016
Commission File Number 1-07908

ADAMS RESOURCES & ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	74-1753147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 South Briar Hollow Lane Suite 100, Houston, Texas 77027
(Address of principal executive office & Zip Code)

Registrant's telephone number, including area code (713) 881‑3600

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

A total of 4,217,596 shares of Common Stock were outstanding at November 1, 2016.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES:
Marketing	$758,627	$1,541,999	$243,704	$423,014
Transportation	39,517	49,921	12,310	15,748
Oil and natural gas	2,427	4,104	863	1,131
	800,571	1,596,024	256,877	439,893
COSTS AND EXPENSES:
Marketing	737,858	1,511,258	240,021	416,517
Transportation	33,537	41,018	11,039	12,938
Oil and natural gas	2,421	6,451	1,011	2,746
General and administrative	6,252	7,750	2,114	2,101
Depreciation depletion and amortization	14,385	18,086	4,514	5,968
	794,453	1,584,563	258,699	440,270

Operating earnings (loss)	6,118	11,461	(1,822)	(377)

Other income (expense):
Interest income	444	237	245	64
Interest expense	-	(5)	-	(1)

Earnings (loss) before income taxes
and equity investments	6,562	11,693	(1,577)	(314)

Income tax (provision) benefit	(2,451)	(4,564)	594	6

Earnings before equity investments	4,111	7,129	(983)	(308)

Earnings (loss) from equity investments,
net of tax benefit of $770, zero, $630
and zero, respectively	(1,430)	-	(1,170)	-

Net earnings (loss)	$2,681	$7,129	$(2,153)	$(308)

EARNINGS (LOSS) PER SHARE:
Basic and diluted net earnings
per common share	$.64	$1.69	$(.51)	$(.07)

DIVIDENDS PER COMMON SHARE	$.66	$.66	.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$78,485	$91,877
Accounts receivable, net of allowance for doubtful
accounts of $225 and $206, respectively	73,561	71,813
Inventory	16,066	7,671
Fair value contracts	153	-
Income tax receivable	2,474	2,587
Prepayments	4,159	2,589

Total current assets	174,898	176,537

Property and Equipment
Marketing	56,284	65,200
Transportation	70,525	70,732
Oil and gas (successful efforts method)	66,447	77,117
Other	108	187
	193,364	213,236

Less – Accumulated depreciation, depletion and amortization	(143,848)	(153,521)
	49,516	59,715
Other Assets:
Investments	2,500	-
Cash deposits and other	5,997	6,963
	$232,911	$243,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	64,056	$74,117
Accounts payable – related party	75	40
Fair value contracts	43	195
Accrued and other liabilities	7,129	5,845

Total current liabilities	71,303	80,197

Other Liabilities:
Asset retirement obligations	2,351	2,469
Deferred taxes and other liabilities	6,850	8,039
	80,504	90,705
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	140,292	140,395
Total shareholders’ equity	152,407	152,510
	$232,911	$243,215

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended
	September 30,
	2016	2015
CASH PROVIDED BY OPERATIONS:
Net earnings	$2,681	$7,129
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	14,385	18,086
Property sales gains	(1,948)	(522)
Dry hole costs incurred	-	803
Impairment of oil and natural gas properties	87	1,191
Provision for doubtful accounts	19	(25)
Deferred income taxes	(1,170)	(1,151)
Net change in fair value contracts	(305)	158
Equity investment (earnings) losses	2,200	-
Decrease (increase) in accounts receivable	(1,767)	48,822
Decrease (increase) in inventories	(8,395)	(1,334)
Decrease (increase) in income tax receivable	113	970
Decrease (increase) in prepayments	(1,570)	3,790
Increase (decrease) in accounts payable	(8,795)	(58,594)
Increase (decrease) in accrued liabilities	1,378	5,122
Other changes, net	(252)	(884)

Net cash provided by (used in) operating activities	(3,339)	23,561

INVESTING ACTIVITIES:
Property and equipment additions	(7,186)	(6,347)
Proceeds from property sales	3,536	660
Investments	(4,700)	-
Insurance and state collateral (deposits) refunds	1,081	(39)

Net cash (used in) investing activities	(7,269)	(5,726)

FINANCING ACTIVITIES
Dividend payments	(2,784)	(2,784)

Net cash (used in) financing activities	(2,784)	(2,784)

Increase (decrease) in cash and cash equivalents	(13,392)	15,051

Cash and cash equivalents at beginning of period	91,877	80,184

Cash and cash equivalents at end of period	$78,485	$95,235

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company's management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at September 30, 2016, its results of operations for the nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (‟GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  The impact on the accompanying financial statements of events occurring after September 30, 2016, was evaluated through the date of issuance of these financial statements.

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

Prepayments

The components of prepayments are as follows (in thousands):

	September 30,	December 31,
	2016	2015

Cash collateral deposits for commodity purchases	$-	$167
Insurance premiums	3,323	1,609
Rents, license and other	836	813

	$4,159	$2,589

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of September 30, 2016, the Company had no unevaluated or suspended exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  Producing oil and gas properties are reviewed on a field-by-field basis. Fields with carrying values in excess of their estimated undiscounted future net cash flows are deemed impaired.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  At times during 2016, the commodity price for crude oil has been in decline which, if it continues, may require the recording of future impairments in the carrying value of oil and gas properties.

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

Impairment provisions are included in oil and gas segment operating losses and were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Producing property impairments	$1	$207	$-	$-
Non-producing property impairments	86	984	-	568
Total	$87	$1,191	-	$568

Capitalized costs for non-producing oil and gas leasehold interests currently represent approximately three percent of total oil and gas property costs and are categorized as follows (in thousands):

	September 30,	December 31,
	2016	2015
Napoleonville, Louisiana acreage	$-	$49
Wyoming and other acreage	200	182
Total Non-producing Leasehold Costs	$200	$231

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

On January 14, 2016 the Company’s wholly owned subsidiary Adams Resources Medical Management, Inc. (“ARMM”) acquired a 30% member interest in Bencap LLC (“Bencap”) for a $2,200,000 cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company accounts for this investment under the equity method of accounting.  Bencap may require additional funding as it completes development of its operations.  To fund such needs, on or after December 5, 2016 but before October 31, 2018, Bencap may request to borrow from ARMM an amount no greater than $1,500,000 and on or after September 1, 2017, but before August 31, 2019, Bencap may request to borrow an amount no greater than $2,000,000.  ARMM is under no obligation to make such loans.  However, in the event ARMM elects not to make such loans, ARMM’s interest in Bencap is forfeited.  Bencap is subject to certain restrictions on its ability to make cash distributions during any period when such loans remain outstanding.

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

In April 2016 the Company, through its ARMM subsidiary, acquired an approximate 15% equity interest (less than 3% voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), for a $2,500,000 cash payment.  VestaCare provides an array of software as a service (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™.  VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients.  As deductibles and copays have risen in recent years, medical care providers are experiencing a significant shift in revenues from the insurance company to the individual patient.  The increasing level of patient obligations has led to significantly increased bad debt write-offs for providers.  The VestaCare product earns a contingent collection fee and handling fees as account collections improve.

The Company’s investments are considered long-lived assets and will be reviewed for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  These fair value measures depend highly on management’s assessment of the financial status of the underlying operation.  Such data inputs are “unobservable” or “Level 3” inputs.  The Company’s Bencap and VestaCare investments are in the early stage of product implementation.  The Company monitors revenue and product acceptance trends in order to assess the current fair value of the investment.  If the fair value of these investments is determined to be below their carrying value and that loss in fair value is deemed other than temporary, an investment loss will be recognized.  During the third quarter of 2016, the Company completed a review of its equity method investment in Bencap and determined there was an other than temporary impairment.  Underlying this decision are the terms of the investment agreement where Bencap has the option to request borrowings up to $1,500,000 on or after December 5, 2016 but before October 31, 2018.  Given Bencap’s lower than projected revenue growth and operating losses, the Company is unlikely to loan any requested funds causing forfeiture of the investment, leading to the decision to fully impair the investment.  The Company recognized a net loss of $1,430,000 from its investment in Bencap as of September 30, 2016.  This loss included a pre-tax impairment charge of $1,732,000 and pre-tax losses from the equity method investment of $468,000.

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

	September 30,	December 31,
	2016	2015
Insurance collateral deposits	$5,585	$6,531
State collateral deposits	131	140
Materials and supplies	281	292
	$5,997	$6,963

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue gross-up	$245,245	$388,936	$70,236	$122,273

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

	Nine Months Ended
	September 30,
	2016	2015

Stand-by letters of credit	$-	$1,000

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

Statement of Cash Flows

There were no significant non-cash financing activities in any of the periods reported.  Statements of cash flow disclosure items include the following (in thousands):

	Nine Months Ended
	September 30,
	2016	2015

Interest paid	$-	$5

Federal and state tax paid	2,582	4,038

Capitalized amounts included in property and equipment that were not included in amounts reported for cash additions in the Statements of Cash Flows for the applicable report dates were as follows (in thousands):

	As of September 30,
	2016	2015

Property and equipment additions	$382	$3

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

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2016 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$153	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	43	-
Less Counterparty Offsets	-	-	-	-

As Reported Fair Value Contracts	$153	$-	$43	$-

As of September 30, 2016, three commodity purchase and sale contracts comprise the Company’s derivative valuations.  These contracts encompass approximately 65 barrels per day of diesel fuel during October 2016 through March 2017, 142,000 barrels of crude oil for the month of November 2016 and 3,000 barrels of crude oil during October 2016 through December 2016.

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

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of September 30, 2016 and December 31, 2015, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months and three months ended September 30, 2016 and 2015 as follows (in thousands):

	Earnings		Earnings
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues – Marketing	$ 305	$ (158)	$ 181	$ (208)

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of September 30, 2016, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	153	$-	$-	$153
- Current liabilities	-	(43)	-	-	(43)
Net Value	$-	$110	$-	$-	$110

As of December 31, 2015, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$-	$-	$-	$-
- Current liabilities	-	(195)	-	-	(195)
Net Value	$-	$(195)	$-	$-	$(195)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of September 30, 2016 and December 31, 2015, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

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

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  The standard also provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Management does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230)” which is intended to clarify and align how certain cash receipts and cash payments are presented and classified in the statement of cash flows where there is currently diversity in practice.  ASU 2016-15 specifically addresses eight classification issues within the statement of cash flows including proceeds from the settlement of insurance claims; distributions received from equity method investees; and separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017.  Management is currently evaluating the impact of these amendments on the Company’s consolidated financial statements.

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

Note 3 – Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Nine Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2016
Marketing	$758,627	$13,148	$7,621	$514
Transportation	39,517	444	5,536	6,480
Oil and gas	2,427	(1,222)	1,228	192
	$800,571	$12,370	$14,385	$7,186
Period Ended September 30, 2015
Marketing	$1,541,999	$22,405	$8,336	$2,128
Transportation	49,921	3,212	5,691	1,584
Oil and gas	4,104	(6,406)	4,059	2,635
	$1,596,024	$19,211	$18,086	$6,347

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended September 30, 2016
Marketing	$243,704	$1,265	$2,418	$-
Transportation	12,310	(430)	1,701	2,329
Oil and gas	863	(543)	395	85
	$256,877	$292	$4,514	$2,414
Period Ended September 30, 2015
Marketing	$423,014	$3,715	$2,782	$-
Transportation	15,748	918	1,892	1,050
Oil and gas	1,131	(2,909)	1,294	458
	$439,893	$1,724	$5,968	$1,508

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment operating earnings	$12,370	$19,211	$292	$1,724
- General and administrative	(6,252)	(7,750)	(2,114)	(2,101)
Operating earnings	6,118	11,461	(1,822)	(377)
- Interest income	444	237	245	64
- Interest expense	-	(5)	-	(1)
Earnings before income tax	$6,562	$11,693	$(1,577)	$(314)

Identifiable assets by industry segment are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Marketing	$98,689	$96,723
Transportation	34,558	35,010
Oil and gas	7,459	8,930
Other	92,205	102,552
	$232,911	$243,215

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

The Company’s former Chief Financial Officer, upon retiring from the Company in September 2016, elected to invest in Bencap LLC acquiring a six percent member interest in Bencap in exchange for a $440,000 cash contribution.

Activities with affiliates were as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Overhead recoveries	$31	$74	$2	$24

Affiliate billings to company	$51	$57	$13	$10

Company billings to affiliates	$4	$29	$1	$7

Rentals paid to affiliate	$473	$427	$155	$143

Fees paid to Bencap	$439	$-	$309	$-

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

	September 30,	December 31,
	2016	2015
Estimated expenses and liabilities(1)	$2,783	$2,086
_________________________________
(1) Premiums paid and expensed for which possible and anticipated claims that have not been reported and/or fully developed as of the balance sheet date.

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

	September 30,	December 31,
	2016	2015
Accrued medical claims	$1,839	$1,107

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties.  In the LePetit Chateau Deluxe matter all of the larger defendants have settled the case.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of September 30, 2016 and December 31, 2015, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2016	2015	Change(1)	2016	2015	Change(1)
Revenues	$758,627	$1,541,999	(50.8)%	$243,704	$423,014	(42.4)%

Operating earnings	$13,148	$22,405	(41.3)%	$1,265	$3,715	(65.9)%

Depreciation	$7,621	$8,336	(8.6)%	$2,418	$2,782	(13.1)%

Driver commission	$11,702	$17,305	(32.4)%	$3,361	$5,528	(39.2)%

Insurance	$5,933	$6,737	(11.9)%	$1,816	$2,166	(16.2)%

Fuel	$4,163	$7,909	(47.4)%	$1,185	$2,409	(50.8)%
_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Crude oil revenues declined in 2016 as a result of reduced purchase and sale volumes and reduced market prices for crude oil. The volume decline stemmed primarily from reduced production and reduced purchase activity in the Eagle Ford shale trend of South Texas and North Dakota.  Operating earnings were adversely affected by the volume declines as well as a narrowing of margins in 2016.  Driver commissions are reduced both in terms of the number of drivers employed as well as pay scale due to the decline in activity.  Fuel and insurance costs are lower, consistent with reduced volumes.

Supplemental volume and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Field Level Purchase Volumes – Per Day
Crude oil – barrels(1)	75,083	112,345	61,200	100,816

Average Purchase Price
Crude oil – per barrel	$37.26	$47.25	$42.33	$43.26
_____________________________
(1)   Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude Oil – Field Level Operating Earnings (Non GAAP-Measure)(1)

Two significant factors affecting comparative crude oil segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent.  As a result, during periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.  Over time, these gains and losses tend to offset and have limited impact on cash flow.  While crude oil prices fluctuated during the first nine months of 2016 and 2015, the net impact on earnings was to yield inventory liquidation gains and losses as shown in the table below.

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

The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows in reconciling from the GAAP to non-GAAP financial measures (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

As reported segment operating earnings	$13,148	$22,405	$1,265	$3,715
Add (less) -
Inventory valuation (gains) losses	(5,779)	1,031	432	2,536
Derivative valuation (gains) losses	(305)	158	(181)	208
Field level operating earnings(1)	$7,064	$23,594	$1,516	$6,459

____________________________________
(1)
Such designation is (a) unique to the Company, (b) not a substitute for GAAP and (c) not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

The Company held crude oil inventory at a weighted average commodity price in barrels as follows:

	September 30, 2016		December 31, 2015
		Average		Average
	Barrels	Price	Barrels	Price
Crude oil inventory	361,780	$44.40	261,718	$29.31

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

-          Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2016	2015	Change(1)	2016	2015	Change(1)
Revenues	$39,517	$49,921	(20.8)%	$12,310	$15,748	(21.8)%

Operating earnings	$444	$3,212	(86.2)%	$(430)	$918	(146.8)%

Depreciation	$5,536	$5,691	(2.7)%	$1,701	$1,892	(10.1)%

Driver commission	$8,477	$10,350	(18.1)%	$2,672	$3,347	(20.2)%

Insurance	$3,880	$4,134	(6.1)%	$1,285	$1,146	12.1%

Fuel	$4,125	$6,624	(37.7)%	$1,365	$1,930	(29.3)%

Maintenance expense	$3,991	$4,734	(15.7)%	$1,350	$1,658	(18.6)%

Mileage	16,800	19,714	(14.8)%	5,315	6,326	(16.0)%
________________________
(1)  Represents the percentage increase (decrease) from the prior year.

The Company’s revenue rate structure includes a component for fuel costs such that fuel cost fluctuations are largely passed through to the customer over time.  To illustrate, a calculation of revenues net of fuel cost is presented below (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total transportation revenue	$39,517	$49,921	$12,310	$15,748

Diesel fuel costs	$(4,125)	$(6,624)	$(1,365)	$(1,930)

Revenues net of fuel(1)	$35,392	$43,297	$10,945	$13,818
_____________________________
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

-          Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2016	2015	Change(1)	2016	2015	Change(1)
Revenues	$2,427	$4,104	(40.9)%	$863	$1,131	(23.7)%

Operating earnings (loss)	$(1,222)	$(6,406)	(80.9)%	$(543)	$(2,909)	(81.3)%

Depreciation/depletion	$1,228	$4,059	(69.7)%	$395	$1,294	(69.5)%
________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

 Oil and gas revenues declined in 2016 following reduced commodity prices and volume reductions as shown in the table below.  Operating losses decreased in 2016 due to reduced depreciation, amortization and impairment charges as a result of prior year impairments and a reduction in capital expenditures.  Volumes declined consistent with reduced drilling activity and normal production declines.  Depreciation and depletion expense is also reduced in 2016 consistent with reduced volumes and reduced net capitalized costs.

Production volumes and price information is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Crude oil
Volume – barrels	25,112	39,710	6,859	12,070
Average price per barrel	$36.20	$48.07	$39.70	$41.94

Natural gas
Volume – mcf	513,827	638,581	153,048	205,375
Average price per mcf	$2.14	$2.78	$2.76	$2.44

Natural gas liquids
Volume – barrels	32,156	31,679	11,167	10,338
Average price per barrel	$12.97	$13.22	$15.15	$12.00

General and administrative

General and administrative expenses declined from $7,750,000 during the first nine months of 2015 to $6,252,000 during the first nine months of 2016 primarily as the result of reduced employee termination costs in 2016.

Investments

In January 2016, the Company acquired a 30% member interest in Bencap LLC (Bencap) for a $2,200,000 cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company accounts for this investment under the equity method of accounting.  Bencap used the Company’s funding to expand its back-office and sales support functions as it seeks to compete in the medical benefits marketplace.  Under equity method accounting the Company has included in operating earnings its pro-rata share of Bencap’s net expenses in excess of revenues.  During the third quarter of 2016, the Company completed a review of its equity method investment in Bencap and determined there was an other than temporary impairment.  Underlying this decision are the terms of the investment agreement where Bencap has the option to request borrowings up to $1,500,000 on or after December 5, 2016 but before October 31, 2018.  Given Bencap’s lower than projected revenue growth and operating losses, the Company is unlikely to loan any requested funds causing forfeiture of the investment, leading to the decision to fully impair the investment.  The Company recognized a net loss of $1,430,000 from its investment in Bencap as of September 30, 2016.  This loss included a pre-tax impairment charge of $1,732,000 and pre-tax losses from the equity method investment of $468,000.

In April 2016 the Company acquired a 15% equity interest in VestaCare, Inc., a provider of electronic payment technologies to medical care providers. VestaCare is accounted for under the “cost method” and as such, earnings will be reported as dividends are paid.

Outlook

The trend continues to indicate suppressed crude oil commodity prices and slackened demand for trucking services.  As a result, the present emphasis involves aggressive sales efforts and cost control pending a rebound in the market conditions for the Company’s products and services.   By preserving liquidity and operating as a low-cost provider, the Company will be well positioned when general economic conditions improve.

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

As of September 30, 2016 and December 31, 2015, the Company had no bank debt or other forms of debenture obligations.  Cash balances are maintained in order to meet the timing of day-to-day cash needs and such amounts and working capital, the excess of current assets over current liabilities, were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Cash	$78,485	$91,877

Working capital	$103,595	$96,340

Cash provided by (used in) operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in) operating activities	$(3,339)	$23,561

Net cash (used in) investing activities	$(7,269)	$(5,726)

Net cash (used in) financing activities	$(2,784)	$(2,784)

For the comparative periods, operating activities for 2015 provided cash of $23,561,000 versus a use of cash of $3,339,000 for the 2016 period.  This trend reversal was caused by reduced earnings before depreciation, depletion and amortization coupled with increased physical inventory quantities in 2016.  Increased inventory quantities are a result of the Company’s current strategy to capture the difference between current and future prices for crude oil.

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

Early payments, collateral and letters of credit amounts were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Early payments received	$13,143	$16,770
Cash collateral received	$-	$840
Prepayments to suppliers	$-	$167
Early payments to suppliers	$14,495	$11,645
Letters of credit outstanding	$-	$1,000

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

Capital project and investment spending through the first nine months of 2016 and additional anticipated 2016 capital spending is as follows (in thousands):

	Expended through	Additional
	September 30, 2016	2016 Spending

Crude oil marketing	$514	$650
Truck transportation	6,480	830
Oil and gas exploration	192	-
Investments	4,700	-
	$11,886	$1,480

For the remainder of 2016, the primary planned capital addition is completion of the on-going Houston truck terminal expansion and improvements.

A quarterly dividend of $0.22 per common share or $928,000 was paid during each of the first, second and third quarters of 2016 and 2015.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended September 30, 2016 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest annual report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Item 4.  Disclosure Controls and Procedures

The Company maintains ‟disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‟Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently included in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et. al. dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interests in the properties.  In the LePetit Chateau Deluxe matter all of the larger defendants have settled the case.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these matters.  As of September 30, 2016, the Company has accrued $500,000 of future legal/or settlement costs for these matters.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: November 9, 2016	By /s/Thomas S. Smith
Thomas S. Smith
President, Chief Executive Officer
(Principal Executive Officer)

By /s/Sharon Davis
Sharon C. Davis
Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

* 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certificate of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certificate of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* **101.INS-	XBRL Instance Document

* **101.SCH -	XBRL Schema Document

* **101.CAL -	XBRL Calculation Linkbase Document

* **101.DEF	XBRL Definition Linkbase Document

* **101.LAB -	XBLR Label Linkbase Document
* **101.PRE -	XBRL Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Nine Months Ended September 30, 2016 and 2015, (ii) the Consolidated Balance Sheets – September 30, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2016 and 2015 and (iv) Notes to Consolidated Financial Statements.