Form 10-K
period 2016-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2017-03-31
CIK 2178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2016
OR
______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7908
ADAMS RESOURCES & ENERGY, INC.
(Exact name of registrant as specified in its charter)
Delaware	74-1753147	17 South Briar Hollow Lane Suite 100	77027
		Houston, Texas
(State of Incorporation)	(I.R.S. Employer Identification No.)	(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 881-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	NYSE MKT

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ___NO      X__

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.          YES ____ NO        X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.     YES   X    NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES     X           NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of ‟large accelerated filer”, ‟accelerated filer” and ‟smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____          Accelerated filer     X

Non-accelerated filer ____          Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
YES ___NO      X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the close of business on June 30, 2016 was $85,082,805 based on the closing price of $38.50 per one share of common stock as reported on the NYSE MKT for such date.  A total of 4,217,596 shares of Common Stock were outstanding at March 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2017 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements –Safe Harbor Provisions

This annual report on Form 10-K for the year ended December 31, 2016 contains certain forward-looking statements covered by the safe harbors provided under federal securities law and regulations.  To the extent such statements are not recitations of historical fact, such forward-looking statements involve risks and uncertainties.  In particular, statements under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Outlook, (e) Critical Accounting Policies and Use of Estimates, (f) Quantitative and Qualitative Disclosures about Market Risk, (g) Income Taxes, (h) Concentration of Credit Risk, (i) Price Risk Management Activities, and (j) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results or events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

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

Items 1 and 2.  BUSINESS AND PROPERTIES

Business Activities

Adams Resources & Energy, Inc. (‟AE”), a Delaware corporation organized in 1973, and its subsidiaries (collectively, the ‟Company”), are primarily engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals and dry bulk, and oil and gas exploration and production.    The Company’s headquarters are located in 27,932 square feet of office space located at 17 South Briar Hollow Lane Suite 100, Houston, Texas 77027 and the telephone number of that address is (713) 881-3600.  The revenues, operating results and identifiable assets of each industry segment for the three years ended December 31, 2016 are set forth in Note (8) to the Consolidated Financial Statements.

Marketing Segment Subsidiary

Gulfmark Energy, Inc. (‟Gulfmark”), a subsidiary of AE, purchases crude oil and arranges sales and deliveries to refiners and other customers. Activity is concentrated primarily onshore in Texas, Oklahoma, North Dakota, Michigan and Louisiana. Gulfmark operates 156 tractor-trailer rigs and maintains over 120 pipeline inventory locations or injection stations.  Gulfmark has the ability to barge oil from four oil storage facilities along the intercoastal waterway of Texas and Louisiana and maintains 425,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for its products. During 2016, Gulfmark purchased approximately 72,900 barrels per day of crude oil at the field (wellhead) level. Gulfmark delivers physical supplies to refiner customers or enters into commodity exchange transactions from time to time to protect from a decline in inventory valuation.  During 2016, Gulfmark had sales to four customers that comprised 18.2 percent, 16.5 percent, 15.9 percent and 10.6 percent, respectively, of total Company wide revenues.  Management believes alternative market outlets for its commodity sales are readily available and a loss of any of these customers would not have a material adverse effect on the Company’s operations.  See discussion under ‟Concentration of Credit Risk” in Note (3) to Consolidated Financial Statements.

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

Transportation Segment Subsidiary

Service Transport Company (‟STC”), a subsidiary of AE, transports liquid chemicals and to a lesser extent dry bulk on a ‟for hire” basis throughout the continental United States and Canada. Transportation service is provided to over 400 customers under multiple load contracts in addition to loads covered under STC’s standard price list.    STC operates 308 truck tractors of which 259 are Company owned with 49 independent owner-operator units.  The Company also owns and operates 558 tank trailers.  In addition, STC operates truck terminals in Houston, Corpus Christi, and Nederland, Texas as well as Baton Rouge (St. Gabriel), Louisiana, St. Rose, Louisiana and Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 26.5 Company-owned acres in Houston, Texas.  This property includes maintenance facilities, an office building, tank wash rack facilities and a water treatment system.  The St. Gabriel, Louisiana terminal is situated on 11.5 Company-owned acres and includes an office building, maintenance bays and tank cleaning facilities.  Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the United States Department of Transportation (‟DOT”).

STC is a recognized certified partner with the American Chemistry Council’s Responsible Care Management System; the scope of this RCMS certification covers the carriage of bulk liquids throughout STC’s area of operations as well as the tank trailer cleaning facilities and equipment maintenance.  STC’s quality management process is one of its major assets.  The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids continuous improvement in all areas of quality service.   The American Chemistry Responsible Care Partners© serve the chemical industry and implement and monitor the seven Codes of Management Practices.  The seven codes address compliance and continuing improvement in (1) Community Awareness and Emergency Response, (2) Pollution Prevention, (3) Process Safety, (4) Distribution, (5) Employee Health and Safety, (6) Product Stewardship, and (7) Security.

Oil and Gas Segment Subsidiary

Adams Resources Exploration Corporation (‟AREC”), a subsidiary of AE, is in the exploration and development of domestic oil and natural gas properties primarily in the Permian Basin of West Texas and the Haynesville Shale. AREC’s offices are maintained in Houston and the Company holds an interest in 470 producing wells of which 6 are Company operated.  The Company is currently considering strategic alternatives related to the oil and gas exploration and development subsidiary.

Producing Wells--The following table sets forth the Company’s gross and net productive wells as of December 31, 2016. Gross wells are the total number of wells in which the Company has an interest, while net wells are the sum of the fractional interests owned.

	Oil Wells		Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	178	3.15	55	1.09	233	4.24
Haynesville Shale	-	-	92	2.46	92	2.46
Other	95	2.20	50	4.60	145	6.80
	273	5.35	197	8.15	470	13.50

Drilling Activity--The following table sets forth the Company’s drilling activity for each of the three years ended December 31, 2016.  All drilling activity was onshore in Texas, Louisiana, Arkansas, North Dakota, Wyoming and Kansas.

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells drilled
- Productive	-	-	-	-	-	-
- Dry	-	-	1.10		4.40
Development wells drilled
- Productive	7.13		13.16		46.83
- Dry	-	-	-	-	3.43
	7.13		14.26		53	1.66

Production and Reserve Information--The Company’s estimated net quantities of proved oil and natural gas reserves, estimated future net cash flows before income taxes and the standardized measure of discounted future net cash flows, calculated at a 10% discount rate, for the three years ended December 31, 2016, are presented in the table below (in thousands):

	As of December 31,
	2016	2015	2014
Crude oil (thousands of barrels)	187	226	318
Natural gas (thousands of mcf)	4,214	4,835	5,611
Future net cash flows before income taxes	$5,479	$8,413	$41,396
Standardized measure of oil and gas reserves	$2,260	$3,527	$15,744

The estimated value of oil and natural gas reserves and future net revenues derived therefrom are highly dependent upon oil and gas commodity price assumptions.  In such estimates, the Company’s independent petroleum engineers assumed market prices as presented in the table below (in thousands):

	2016	2015	2014
Assumed market price
Crude oil per barrel	$38.34	$45.83	$89.60
Natural gas per thousand cubic feet (mcf)	$2.56	$2.62	$5.42

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

The Company’s net oil and natural gas production for the three years ended December 31, 2016 was as follows:

Years Ended	Crude Oil	Natural	Crude Oil Equivalent
December 31,	(barrels)	Gas (mcf)	Per day (barrels)
2016	76,700	662,000	511
2015	99,500	889,000	678
2014	127,300	1,133,000	865

Certain financial information relating to the Company’s crude oil and natural gas exploration division revenues and earnings is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Average oil and condensate
sales price per barrel(1)	$24.95	$28.94	$63.64
Average natural gas
sales price per mcf	$2.26	$2.46	$4.65
Average production cost, per equivalent
barrel, charged to expense	$18.70	$24.64	$21.42

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

Investment

In December 2015 the Company formed a new wholly owned subsidiary, Adams Resources Medical Management, Inc. (ARMM), and in January 2016 ARMM acquired a 30% member interest in Bencap LLC (Bencap) for a $2.2 million cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company has accounted for this investment under the equity method of accounting.

During the third quarter of 2016, the Company completed a review of its equity method investment in Bencap and determined there was an other than temporary impairment.  Underlying this decision are the terms of the investment agreement where Bencap has the option to request borrowings up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that the Company must provide or forfeit its 30% member interest.  During the third quarter of 2016, management of the Company determined that it was unlikely to provide additional funding due to Bencap’s lower than projected revenue growth and operating losses since investment inception.  As a result, the Company recognized a net loss of $1.4 million from its investment in Bencap as of September 30, 2016.  This loss included a pre-tax impairment charge of $1.7 million and pre-tax losses from the equity method investment of $0.5 million. In February 2017, Bencap requested additional funding of approximately $0.5 million and the Company declined the additional funding request.

In April 2016 the Company, through its ARMM subsidiary, acquired an approximate 15% equity interest (less than 3% voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), for a $2.5 million cash payment.  VestaCare provides an array of software as a service (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™.  VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients.    The Company does not currently have any plans to pursue additional medical-related investments.

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

Regulatory Status and Potential Environmental Liability--The operations and facilities of the Company are subject to numerous federal, state, and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements.  The Company regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting the Company’s facilities from damage. Management believes the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business.  Management has reported that the Company is not subject to any pending or threatened environmental litigation or enforcement actions which could materially and adversely affect the Company’s business.  The Company has, where appropriate, implemented operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation. However, given the nature of the Company’s business, the Company is subject to environmental risks and the possibility remains that the Company’s ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private actions against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.  See “Item 1A. Risk Factors – Environmental liabilities and environmental regulations may have an adverse effect on the Company.”  At December 31, 2016, the Company is unaware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2016, the Company employed 645 persons.  None of the Company’s employees are represented by a union.  Management believes its employee relations are satisfactory.

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

The Company maintains a corporate website at http://www.adamsresources.com, on which investors may access free of charge the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as is reasonably practicable after filing or furnishing such  material with the SEC.  Additionally, the Company has adopted and posted on its website a Code of Business Ethics designed to reflect requirements of the Sarbanes-Oxley Act of 2002, NYSE MKT Exchange rules and other applicable laws, rules and regulations. The Code of Business Ethics applies to all of the Company’s directors, officers and employees.  Any amendment to the Code of Business Ethics will be posted promptly on the Company’s website.  The information contained on or accessible from the Company’s website does not constitute a part of this report and is not incorporated by reference herein.  The Company will provide a printed copy of any of these aforementioned documents free of charge upon request by calling AE at (713) 881-3600 or by writing to:

Adams Resources & Energy, Inc.
ATTN:  Josh C. Anders
17 South Briar Hollow Lane, Suite 100
Houston, Texas 77027

Item 1A. RISK FACTORS

Fluctuations in oil and gas prices could have an adverse effect on the Company.

The Company’s future financial condition, revenues, results of operations and future rate of growth are materially affected by oil and natural gas prices that historically have been volatile and are likely to continue to be volatile in the future.  Crude oil and natural gas prices depend on factors outside the control of the Company.  These factors include:

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

Potential disruptions in the credit markets and concerns about global economic growth could have a significant adverse impact on global financial markets and commodity prices.  Such factors could contribute to a decline in the Company’s stock price and corresponding market capitalization.  Should commodity prices experience a period of rapid decline, or a prolonged period of low commodity prices, future earnings will be reduced.  Since the Company currently has neither bank debt obligations nor covenants tied to its stock price, potential declines in the Company’s stock price do not affect the Company’s liquidity or overall financial condition.  Should the capital and credit markets experience volatility and the availability of funds become limited, the Company’s customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect the Company’s ability to secure supply and make profitable sales.

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

Potentially escalating diesel fuel prices could have an adverse effect on the Company.

As an integral part of the Company’s marketing and transportation businesses, the Company operates approximately 415 truck-tractors and diesel fuel costs are a significant component of operating expense.  Such costs generally fluctuate with increasing and decreasing world crude oil prices. During periods of high prices,  the Company attempts to recoup rising diesel fuel costs through the pricing of its services; however to the extent such costs escalate, operating earnings will generally be adversely affected.

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

Transportation of hazardous materials and the exploration and production of crude oil and natural gas involves certain operating hazards such as well blowouts, automobile accidents, explosions, fires and pollution.  Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose the Company to liability.  The payment of any of these liabilities could reduce, or even eliminate, the funds available for other areas.

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

Exploration, drilling and completion may not result in any increases in reserves for various reasons.  Exploration, drilling and completion may be curtailed, delayed or cancelled as a result of:

•	lack of favorable economics due to price volatility
•	lack of acceptable prospective acreage;
•	inadequate capital resources;
•	weather;
•	title problems;
•	compliance with governmental regulations; and
•	mechanical difficulties.

Oil and gas segment operations project costs may greatly exceed initial estimates.  In such a case, the Company would be required to make additional expenditures to develop its drilling projects.  Such additional and unanticipated expenditures could adversely affect the Company’s financial condition and results of operations.

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

The Company is subject to cybersecurity risks and may incur increasing costs in connection with its efforts to enhance and ensure security and in response to actual or attempted cybersecurity attacks.  Substantial aspects of the Company’s business depend on the secure operation of its computer systems and websites. Security breaches could expose the Company to a risk of loss, misuse, or interruption of sensitive and critical information and functions, including its own proprietary information and that of its customers, suppliers and employees.  Such breaches could result in operational impacts, reputational harm, competitive disadvantage, litigation, regulatory enforcement actions, and liability. While the Company devotes substantial resources to maintaining adequate levels of cybersecurity, there can be no assurance that it will be able to prevent all of the rapidly evolving types of cyberattacks. Actual or anticipated attacks and risks may cause the Company to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently involved in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  In the LePetit Chateau Deluxe matter, the larger defendants have settled the case.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2016 and 2015, the Company has accrued $0.5 million of future legal and/or settlement costs for these matters.

From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as are typical for the industry.  In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others.  Should an incident occur, management evaluates the claim based on its nature, the facts and circumstances and the applicability of insurance coverage.  To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosures.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE MKT under the ticker symbol ‟AE”.  The following table sets forth the high and low sales prices of the common stock as reported by the NYSE MKT for each calendar quarter since January 1, 2015.

	American Stock Exchange
	High	Low
2016
First Quarter	$43.00	$30.00
Second Quarter	44.27	35.25
Third Quarter	39.47	29.64
Fourth Quarter	44.00	35.17

2015
First Quarter	$73.28	$47.31
Second Quarter	70.00	39.00
Third Quarter	48.60	38.88
Fourth Quarter	46.86	33.55

Currently, the Company has no securities authorized for issuance under equity compensation plans.  The Company made no repurchases of its stock during 2016 and 2015.  During each of March, June, September and December 2016 and 2015, respectively, the Company paid to its common shareholders a quarterly cash dividend of $.22 per common share.

Performance Graph

The performance graph shown below was prepared under the applicable rules of the SEC based on data supplied by Research Data Group.  The purpose of the graph is to show comparative total stockholder returns for the Company versus other investment options for a specified period of time.  The graph was prepared based upon the following assumptions:

1.	$100.00 was invested on December 31, 2011 in the Company’s common stock, the S&P 500 Index, and the S&P 500 Integrated Oil and Gas Index.

2.	Dividends are reinvested on the ex-dividend dates.

Note:  The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/11	12/12	12/13	12/14	12/15	12/16

Adams Resources & Energy, Inc.	100.00	122.77	242.41	179.43	140.52	148.54
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Integrated Oil & Gas	100.00	102.21	124.21	115.85	99.80	123.89

Item 6.  SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA
	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Marketing	$1,043,775	$1,875,885	$4,050,497	$3,863,057	$3,292,948
Transportation	52,355	63,331	68,968	68,783	67,183
Oil and natural gas	3,410	5,063	13,361	14,129	15,954
	$1,099,540	$1,944,279	$4,132,826	$3,945,969	$3,376,085
Operating earnings (loss):
Marketing	$17,045	$22,895	$20,854	$40,369	$46,145
Transportation	(48)	3,701	4,750	5,180	10,253
Oil and natural gas operations	(220)	(6,934)	(2,029)	518	(1,136)
Oil and natural gas property impairments	(313)	(12,082)	(8,009)	(2,631)	(4,699)
Oil and natural gas property sale (1)	-	-	2,528	-	2,203
General and administrative	(10,410)	(9,939)	(8,613)	(9,060)	(8,810)
	6,054	(2,359)	9,481	34,376	43,956
Other income (expense):
Interest income	582	327	301	198	190
Interest expense	(2)	(13)	(2)	(24)	(10)
Earnings (loss) from continuing operations
before income taxes and equity investment	6,634	(2,045)	9,780	34,550	44,136

Income tax (provision) benefit	(2,691)	770	(3,561)	(12,429)	(16,664)

Earnings (loss) before equity investment
and discontinued operations	3,943	(1,275)	6,219	22,121	27,472
Earnings (loss) from discontinued
operations, net of taxes	-	-	304	(511)	319
Earnings (loss) from equity
investments, net of taxes	(1,430)	-	-	-	-

Net earnings (loss)	$2,513	$(1,275)	$6,523	$21,610	$27,791

Earnings (Loss) Per Share
From continuing operations	$.94	$(.30)	$1.48	$5.24	$6.51
From discontinued operations	-	-	.07	(.12)	.08
From equity investments	(.34)	-	-	-	-
Basic and diluted earnings per share	$.60	$(.30)	$1.55	$5.12	$6.59

Dividends per common share	.88	.88	$.88	$.66	$.62

Financial Position
Cash	$87,342	$91,877	$80,184	$60,733	$47,239
Net working capital	106,444	96,340	82,342	79,561	58,474
Total assets	246,872	243,215	340,814	448,082	419,501
Long-term debt	-	-	-	-	-
Shareholders’ equity	151,312	152,510	157,497	154,685	135,858
Dividends on common shares	3,711	3,712	3,711	2,783	2,615
________________________________
Notes:
(1)	In 2014 and 2012, certain oil and natural gas producing properties were sold for $4.1 million and $3.6 million, producing net gains of $2.5 million and $2.2 million, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-  Marketing

Crude oil marketing revenues, operating earnings and selected costs were as follows (in thousands):

	2016	2015	2014

Revenues	$1,043,775	$1,875,885	$4,050,497

Operating earnings	$17,045	$22,895	$20,854

Depreciation	$9,997	$11,097	$9,626

Driver commissions	$14,933	$22,262	$21,744

Insurance	$7,442	$8,732	$7,446

Fuel	$5,397	$9,928	$14,851

Supplemental volume and price information:

	2016	2015	2014
Field Level Purchases per day (1)
Crude Oil – barrels	72,900	106,400	117,100

Average Purchase Price
Crude Oil – per barrel	$39.30	$45.41	$89.40

(1)  Reflects the volume purchased from third parties at the field level of operations.

Beginning in November 2014, crude oil prices began to decline significantly and the Company’s average crude oil purchase price dropped to $54 per barrel by December 2014 from $90 per barrel in September 2014.  Crude oil prices remained low during 2015 and 2016 leading to curtailed drilling efforts in most areas.  The combination of reduced prices and volumes caused revenues to fall 44 percent in 2016 relative to 2015.

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

The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized in the following reconciliation from a GAAP to a non-GAAP measure (in thousands):

	2016	2015	2014

As reported segment operating earnings	$17,045	$22,895	$20,854
Add (less) -
Inventory liquidation (gains)	(8,243)	-	-
Inventory valuation losses	-	5,357	14,247
Derivative valuation (gains) losses	(243)	188	(312)

Field level operating earnings(1)	$8,559	$28,440	$34,789
____________________________________
(1)	Such designation is unique to the Company and is not comparable to similar measures developed by industry participants. The Company utilizes such data to evaluate the profitability of its operations.

The Company held crude oil inventory at a weighted average composite price in barrels as follows:

	As of December 31,
	2016		2015
		Average		Average
	Barrels	Price	Barrels	Price
Crude oil inventory	255,146	$51.22	261,718	$29.31

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivering it to market sales points.  Comparative field level operating earnings decreased in 2016 relative to 2015 as competition and additional industry infrastructure development progressed in the region.  Previously, a key factor in unit margins was the value difference between crude oil supplies in the mid-continent region of the United States versus crude oil supply costs in the eastern region of the United States. The Company was able to capture some of this value difference by shipping crude oil from the Texas Gulf Coast to points east. Due to competitive pressures during 2014, the opportunity for the Company to capture this location-based unit value difference was eliminated.  An adverse claims experience increased insurance costs in 2015 but this experience cycle did not occur in 2016.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See ‟Item 1A, Risk Factors – Fluctuations in oil and gas prices could have an adverse effect on the Company”.

-          Transportation

The transportation segment revenues and operating earnings were as follows (in thousands):

	2016		2015		2014
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)

Revenues	$52,355	(17.3)%	$63,331	(8.2)%	$68,968	.3%

Operating earnings (loss)	$(48)	(101.3)%	$3,701	(22.1)%	$4,750	(8.3)%

Depreciation	$7,249	(4.0)%	$7,554	1.9%	$7,416	4.5%

Driver commissions	$11,227	(15.4)%	$13,265	(1.2)%	$13,428	2.1%

Insurance	$4,952	9.0%	$4,543	(18.5)%	$5,574	(6.1)%

Diesel fuel	$5,688	(30.1)%	$8,134	(39.7)%	$13,487	(9.0)%

Maintenance Expense	$5,410	(15.0)%	$6,365	3.6%	$6,143	12.4%

Mileage (000s)	22,611	(10.3)%	25,205	(4.2)%	26,314	(3.4)%
______________
(1)	Represents the percentage increase (decrease) from the prior year.

The Company’s revenue rate structure includes a component for fuel costs such that fuel cost fluctuations are largely passed through to the customer over time.  A calculation of revenues net of fuel cost is presented below (in thousands):

	2016	2015	2014
Total transportation revenue	$52,355	$63,331	$68,968
Diesel fuel cost	(5,688)	(8,134)	(13,487)
Revenues net of fuel (1)	$46,667	$55,197	$55,481
______________
(1)	Revenues net of fuel is a non-GAAP measure and utilized for internal analysis.

Revenues net of fuel are reduced in 2016 because of lower demand which is indicative from the change in miles driven shown above.  The combination of lower demand and excess industry-wide trucking capacity led to pressures on volumes and freight rates throughout 2016.  The result is an adverse impact on operating earnings and management is working to reverse this situation.  The demand situation is being addressed by the Company with increased marketing efforts and diversification strategies.   During 2016 the Company reduced expenses through staff  reductions, selling of older inefficient equipment and revamped its approach to equipment maintenance.

Equipment additions and retirement for the transportation fleet were as follows:

	2016	2015	2014
New truck-tractors purchased	30 units	60 units	40 units
Truck-tractors retired	-	-	40 units
New trailers purchased	54 units	12 units	30 units
Trailers retired	50 units	-	-

The sale of retired equipment produced gains of $0.4 million in 2016.

The Company’s predominate customers are the domestic petrochemical industry.  Contributing to customer demand is low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals.  Increased operating expenses and an industry wide shortage of qualified drivers affected the Company by suppressing revenues and results of operations during the heavy demand cycle of 2014 and early 2015.  During 2016, the competitive landscape in the transportation sector remained difficult and led to lower revenues in this segment.

-	Oil and Gas

Oil and gas segment revenues and operating earnings are primarily a function of crude oil and natural gas production volumes and prices.  Comparative amounts for revenues, operating earnings and selected expenses were as follows (in thousands):

	2016		2015		2014
	Amount	Change(1)	Amount	Change(1)	Amount	Change(1)
Revenues	$3,410	(32.6)%	$5,063	(62.1)%	$13,361	(5.4)%

Operating earnings (loss)(2)	(533)	(97.2)%	(19,016)	153.2%	(7,510)	255.4%

Depreciation and depletion	1,546	(69.5)%	5,066	(33.1)%	7,573	1.1%

Dry hole expense	-	(100.0)%	817	(21.0)%	1,034	343.8%

Prospect impairments	283	(83.9)%	1,758	(56.1)%	4,008	218.9%

Producing property impairments	30	(99.7)%	10,324	158.0%	4,001	191.4%
______________
(1)	Represents the percentage increase (decrease) from the prior year.
(2)	Includes gains from property sales of $2.5 million in 2014.

As shown in the table below, declining crude oil and natural gas prices coupled with declining volumes acted to reduce revenues for the comparative years presented.  The sales volume decrease followed normal production declines as persistently low prices curtailed the development of natural gas and crude oil properties in 2015 and 2016.  Contributing to operating losses were property impairments as shown above.  Property impairments resulted in 2015 and 2014 following fourth quarter declines in crude oil prices.

Comparative volumes and prices were as follows:

	2016		2015		2014
Production Volumes
- Crude oil	34,200	Bbls	50,000	Bbls	79,100	Bbls
- Natural gas	662,000	Mcf	889,000	Mcf	1,133,000	Mcf
- Natural gas liquids	42,500	Bbls	42,100	Bbls	45,900	Bbls

Average Price
- Crude oil	$38.07	Bbls	$46.51	Bbl	$88.42	Bbl
- Natural gas	$2.26	Mcf	$2.46	Mcf	$4.65	Mcf
- Natural gas liquids	$14.39	Bbls	$12.70	Bbl	$28.83	Bbl

During 2016, the Company participated in the drilling of 7 wells in Permian Basin with no dry holes.  There were 9 wells in process as of December 31, 2016.

An independent evaluation of estimated oil and gas reserves and the estimated future income derived from our properties is prepared on an annual basis.  See Note (12) to Consolidated Financial Statements.  The following estimates of future undiscounted net income before taxes from oil and gas properties based on average prices during 2016 is presented in such report as of December 31, 2016 as follows (in thousands):

As of
December 31, 2016
Future net income before taxes
- Estimate for the year 2017	$937
- Estimate for the year 2018	707
- Estimate for the year 2019	619
- Estimate for the year 2020	502
- Estimate for the year 2021	429
Thereafter	2,285
Total future net income before taxes	$5,479

Net capitalized oil and gas property costs (remaining net book value) associated with the projected future net income stream as of December 31, 2016 was as follows (in thousands):

As of
December 31, 2016
Net capitalized cost of oil and gas properties	$6,358

Impairment charges for oil and gas properties were not significant during the year ended December 31, 2016 as the forward curve as of December 31, 2016 was positively correlated to the average prices (as required by SEC regulations) used to develop the future undiscounted net income before taxes from oil and gas properties shown above.

                 Capitalized oil and gas property costs are amortized in expense as the underlying oil and gas reserves are produced (units-of-production method).

-	Oil and gas property sales

During 2014, the Company sold its interest in certain Oklahoma and Texas properties for proceeds totaling $2.5 million and half of its interest in certain South Texas (Lavaca County) properties for proceeds totaling $1.5 million.  Combined, the Company recorded a $2.5 million pre-tax gain from these transactions.  The Company retained an interest in the South Texas properties as development continues. The other Texas and Oklahoma properties were sold because they were nearing the end of their economic life.

-	General and administrative expense and income tax

General and administrative expenses were slightly elevated in 2016 as a result of increased use of outside consultants in the fourth quarter of 2016.  Expenses in 2015 were elevated due to a $1.1 million lump sum payment made during the first quarter of 2015 to the Company’s former President upon retirement and termination of his previous employment agreement.  The provision for income taxes is based on federal and state tax rates and variations are consistent with taxable income in the respective accounting periods.

-	Discontinued operations

In 2014, the Company sold the warehouse and real estate used by the discontinued petroleum refined products marketing business operation for $0.6 million in cash resulting in a pre-tax gain on sale of $0.5 million, with such gain reported in discontinued operations for 2014.

Liquidity and Capital Resources

The Company’s liquidity derives from net cash provided by operating activities and is dependent on the success of future operations.  See discussion under ‟Item 1A. Risk Factors”.  The most significant source of liquidity, over time, is the cash yield from annual net earnings factoring in the non-cash book expense items for depreciation, depletion, amortization and impairments.  The Company has no debt and funds the majority of its capital projects from this annual cash flow.  In most annual periods, the cash inflow from this source exceeds capital spending outflows.  Should cash inflow subside or turn negative, the Company will evaluate its investments accordingly.

Cash provided from operating activities was as follows (in thousands):

	2016	2015	2014
Net cash provided by operating activities	$6,944	$25,477	$47,133

As of December 31, 2016 and 2015, the Company had no bank debt or other forms of debenture obligations.  Cash balances are maintained in order to meet the timing of day-to-day cash needs and such amounts and working capital, the excess of current assets over current liabilities, were as follows (in thousands):

	As of December 31,
	2016	2015
Cash	$87,342	$91,877
Working capital	$106,444	$96,340

The Company relies on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  In this regard, the Company generally maintains substantial cash balances.  The cash balance decreased during 2016 as capital investments and dividends exceeded our cash flow.

At various times each month, the Company may make cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within the marketing operations.  Crude oil supply prepayments are recouped and advanced from month to month as the suppliers deliver product to the Company.  In addition, in order to secure crude oil supply, the Company may also ‟early pay” its suppliers in advance of the normal payment due date of the twentieth of the month following the month of production.  Such ‟early payments” reduce cash and accounts payable as of the balance sheet date.  The Company also requires certain customers to make similar early payments or to post cash collateral with the Company in order to support their purchases from the Company.  Early payments and cash collateral received from customer’s increases cash and reduces accounts receivable as of the balance sheet date.

The Company maintains a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit for the benefit of suppliers of crude oil.  Stand-by letters of credit are issued as needed and are cancelled when the underlying purchase obligation is satisfied through cash payment when due.  The issuance of stand-by letters of credit enables the Company to avoid posting cash collateral when procuring crude oil supply.  As of December 31, 2016, the Company had no outstanding letters of credit under this facility.

Early payments, collateral and letters of credit amounts were as follows (in thousands):

	As of December 31,
	2016	2015
Early payments received	$15,032	$16,770

Cash collateral received	$-	$840

Prepayments to suppliers	$-	$167

Early payments to suppliers	$14,382	$11,645

Letters of credit outstanding	$-	$1,000

The necessity for early payments, collateral posting and letters of credit is substantially reduced as of December 31, 2016, consistent with lower crude commodity prices.  Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.  Quarterly dividends of $.22 per common share or $0.9 million per quarter were paid during each quarter of 2016 and 2015.

-	Capital projects

The Company utilizes cash from operations and existing cash balances to make discretionary investments in its marketing, transportation and oil and gas businesses.  Except for commitments totaling $7.2 million associated with barge affreightment contracts, storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily adjusted as the Company deems necessary.

A five year history of capital spending is as follows (in thousands):

	2012	2013	2014	2015	2016

Crude oil marketing	$12,391	$11,343	$13,598	$2,126	$1,321

Truck transportation	15,538	3,165	8,994	6,579	6,868

Oil and gas exploration	23,083	13,094	7,931	2,369	295

Medical management	-	-	-	-	4,700

	$51,012	$27,602	$30,523	$11,074	$13,184

Marketing segment spending levels were consistent for 2012 through 2014 backed by crude oil prices remaining strong, in the $90 - $100 per barrel range.  In late 2014, crude prices fell and spending was curtailed in 2015 and 2016.

For transportation, the 2012 period saw stepped up equipment replacements as customer demand increased following a cut back in such activity following the 2008 national recession.  The year 2013 was stable then expenditures ramped up in 2014 to add capacity tracking with the petrochemical industry expansion efforts.  In late 2015 and 2016 however, demand for truck services weakened.  The major project for 2016 was improvements to the existing Houston terminal facility.

The Company has de-emphasized the oil and gas exploration segment in recent years and the Company does not currently have any plans to pursue additional medical-related investments.

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

	Year Ended December 31,
	2016	2015	2014

Rental expense	$11,314	$11,168	$9,755

As of December 31, 2016, rental obligations under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows (in thousands):

2017	2018	2019	2020	2021	Thereafter	Total
$4,768	$2,018	$365	$4	$-	$-	$7,155

In addition to its lease obligations, the Company is also committed to purchase certain quantities of crude oil in connection with its marketing activities.  Such commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet such purchase obligations.  Approximate commodity purchase obligations as of December 31, 2016 are as follows (in thousands):

January	Remaining
2017	2017	2018	2019	Thereafter	Total
$89,408	$330	$-	$-	$-	$89,738

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

	2016	2015	2014
Insurance costs	$13,330	$15,570	$14,800

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

Outlook

Persistently low crude oil prices, coupled with declining oil production, are expected to adversely impact the Company’s crude oil marketing operation.  Demand for transportation services remains uncertain.  The focus in transportation, therefore, is on both aggressive marketing, diversification strategies and cost containment.  For the oil and gas segment, the effort is to reduce cost and optimize cash flow as reserves are produced.  During 2017, the Company will be focused on improving our core businesses and working on strategic business development.

The Company has the following major objectives for 2017:

-	Marketing—manage declining supply volumes and unit margins to maximize cash flow, while looking to expand into new regions.

-	Transportation—increase truck utilization, enhance diversification strategies and improve cost efficiencies.
-	Strategic business development – deploy a disciplined investment approach to growing existing core areas and funding new growth opportunities.

-	Oil and gas— continue to de-emphasize this business unit while preserving the resource value of our oil and gas properties.

Critical Accounting Policies and Use of Estimates

Fair Value Accounting

The Company enters into certain forward commodity contracts that are required to be recorded at fair value and such contracts are recorded as either an asset or liability measured at its fair value.  Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and the Company elects, cash flow hedge accounting.  The Company had no contracts designated for hedge accounting during 2016, 2015 and 2014.

The Company utilizes a market approach to valuing its commodity contracts.  On a contract by contract, forward month by forward month basis, the Company obtains observable market data for valuing its contracts that typically have durations of less than 18 months.  As of December 31, 2016, all of the Company’s market value measurements were based on inputs based on observable market data (Level 2 inputs). See discussion under ‟Fair Value Measurements” in Note (1) to the Consolidated Financial Statements.

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

Contingencies

AREC is named as a defendant in a number of Louisiana based lawsuits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging oil and gas production subsidence contributing to the formation of a sink hole.  AREC is currently named as a defendant in three such suits.    While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2016 and 2015, the Company has accrued $0.5 million of future legal and/or settlement costs for these matters.

From time to time as incident to its operations, the Company becomes involved in various accidents, lawsuits and/or disputes.  Primarily as an operator of an extensive trucking fleet, the Company is a party to motor vehicle accidents, worker compensation claims or other items of general liability as are typical for the industry.  In addition, the Company has extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others.  Should an incident occur, management evaluates the claim based on its nature, the facts and circumstances and the applicability of insurance coverage.  To the extent management believes that such event may impact the financial condition of the Company, management will estimate the monetary value of the claim and make appropriate accruals or disclosure.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Topic 606 is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Topic 606 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted in 2017; however we do not plan to adopt the standard early. Entities will have the option to apply the standard using a full retrospective or modified retrospective adoption method. The Company has not yet selected a transition method.  The Company has a team in place to analyze the impact of Update 2014-09, and the related ASU's, across all revenue streams to evaluate the impact of the new standard on revenue contracts.   This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Our evaluation of the impact on our Consolidated Financial Statements and related disclosures is ongoing and not complete.  The Company is continuing our review of contracts relative to the provisions of Topic 606.

In July 2015, the FASB amended the existing accounting standards for inventory to provide for the measurement of inventory at the lower of cost or ‟net realizable value,” as defined in the standard.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption of this guidance did not have an impact on the  Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company expects to adopt this standard in the first quarter of 2019 and is currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures. In connection with our assessment work, The Company has a team in place to analyze the impact of ASU 2016-02 and is continuing a review of our contracts relative to the provisions of the lease standard.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard is intended to reduce existing diversity in practice in how certain transactions are presented on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The guidance requires application using a retrospective transition method. The Company will adopt ASU No. 2016-15 in the first quarter of 2017 and has determined the amendment will not have a material impact on our Consolidated Financial Statements and related disclosures.

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

Interest Rate Risk

The Company had no long-term debt outstanding at December 31, 2016 and 2015.  A hypothetical ten percent adverse change in the floating rate would not have a material effect on the Company’s results of operations for the fiscal year ended December 31, 2016.

Commodity Price Risk

The Company’s major market risk exposure is in the pricing applicable to its marketing and production of crude oil and natural gas.  Realized pricing is primarily driven by the prevailing spot prices applicable to crude oil and gas.  Commodity price risk in the Company’s marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment.  From time to time, the Company enters into forward contracts to minimize or hedge the impact of market fluctuations on its purchases of crude oil and natural gas. In each instance, the Company locks in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments.  Substantially all forward contracts fall within a six-month to eighteen-month term with no contracts extending longer than two years in duration.

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

Historically, prices received for oil and natural gas sales have been volatile and unpredictable with price volatility expected to continue.  From January 1, 2015 through December 31, 2016, the Company’s crude oil monthly average wholesale purchase costs ranged from an average low of $26.26 per barrel to a monthly average high of $57.36 per barrel during the same period. A hypothetical ten percent additional adverse change in average hydrocarbon prices, assuming no changes in volume levels, would have reduced earnings by approximately $1.6 million and $1.3 million for the comparative years ended December 31, 2016 and 2015, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	31

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2016 and 2015	32

Consolidated Statements of Operations for the Years Ended
December 31, 2016, 2015 and 2014	33

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2016, 2015 and 2014	34

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2016, 2015 and 2014	35

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

          We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adams Resources & Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2017 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 31, 2017

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31,
ASSETS	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$87,342	$91,877
Accounts receivable, net of allowance for doubtful accounts of
$225 and $206, respectively	87,162	71,813
Inventories	13,070	7,671
Fair value contracts	112	-
Income tax receivable	2,735	2,587
Prepayments	2,097	2,589

Total current assets	192,518	176,537

PROPERTY AND EQUIPMENT:
Marketing	56,907	65,200
Transportation	70,849	70,732
Oil and gas (successful efforts method)	62,784	77,117
Other	108	187
	190,648	213,236

Less – Accumulated depreciation, depletion and amortization	(144,323)	(153,521)
	46,325	59,715
OTHER ASSETS:
Investments	2,500	-
Cash deposits and other	5,529	6,963
	$246,872	$243,215
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$79,897	$74,117
Accounts payable – related party	53	40
Fair value contracts	64	195
Accrued and other liabilities	6,060	5,845
Total current liabilities	86,074	80,197

LONG-TERM DEBT	-	-

OTHER LIABILITIES:
Asset retirement obligations	2,329	2,469
Deferred taxes and other liabilities	7,157	8,039
	95,560	90,705
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, 960,000 shares authorized,
none outstanding	-	-
Common stock, $.10 par value, 7,500,000 shares authorized,
4,217,596 issued and outstanding for all periods presented	422	422
Contributed capital	11,693	11,693
Retained earnings	139,197	140,395
Total shareholders’ equity	151,312	152,510
	$246,872	$243,215

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
REVENUES:
Marketing	$1,043,775	$1,875,885	$4,050,497
Transportation	52,355	63,331	68,968
Oil and natural gas	3,410	5,063	13,361
	1,099,540	1,944,279	4,132,826
COSTS AND EXPENSES:
Marketing	1,016,733	1,841,893	4,020,017
Transportation	45,154	52,076	56,802
Oil and natural gas operations	2,084	6,931	7,817
Oil and natural gas property impairments	313	12,082	8,009
Oil and natural gas property sale (gain)	-	-	(2,528)
General and administrative	10,410	9,939	8,613
Depreciation, depletion and amortization	18,792	23,717	24,615
	1,093,486	1,946,638	4,123,345

Operating (Loss) Earnings	6,054	(2,359)	9,481

Other Income (Expense):
Interest income	582	327	301
Interest expense	(2)	(13)	(2)

Earnings (loss) before income taxes
and equity investments	6,634	(2,045)	9,780

Income Tax (Provision) Benefit:
Current	(2,778)	(4,073)	(9,712)
Deferred	87	4,843	6,151
	(2,691)	770	(3,561)
Earnings (loss) from continuing operations	3,943	(1,275)	6,219
Earnings (loss) from equity investments, net of tax benefit
of $770, zero and zero, respectively	(1,430)	-	-
Earnings (loss) from discontinued operations net of tax
(provision) benefit of zero, zero and $(163) respectively	-	-	304
Net Earnings (Loss)	$2,513	$(1,275)	$6,523

EARNINGS (LOSS) PER SHARE:
From continuing operations	$.94	$(.30)	$1.48
From equity investments	(.34)	-	-
From discontinued operations	-	-	.07
Basic and diluted net earnings per share	$.60	$(.30)	$1.55

Dividends declared per common share	$.88	$.88	$.88

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

BALANCE, January 1, 2014	$422	$11,693	$142,570	$154,685
Net earnings	-	-	6,523	6,523
Dividends paid on common stock	-	-	(3,711)	(3,711)
BALANCE, December 31, 2014	$422	$11,693	$145,382	$157,497
Net earnings	-	-	(1,275)	(1,275)
Dividends paid on common stock	-	-	(3,712)	(3,712)
BALANCE, December 31, 2015	$422	$11,693	$140,395	$152,510
Net earnings (loss)	-	-	2,513	2,513
Dividends paid on common stock	-	-	(3,711)	(3,711)
BALANCE, December 31, 2016	$422	$11,693	$139,197	$151,312

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
CASH PROVIDED BY OPERATIONS:
Net earnings (loss)	$2,513	$(1,275)	$6,523
Adjustments to reconcile net earnings to net cash
from operating activities-
Depreciation, depletion and amortization	18,792	23,717	24,615
Property sales (gains) oil and natural gas	-	-	(2,528)
Property sale (gains) other	(1,966)	(535)	(1,028)
Dry hole costs incurred	-	817	1,034
Impairment of oil and natural gas properties	313	12,082	8,009
Provision for doubtful accounts	19	27	(73)
Deferred income taxes (includes equity investments)	(857)	(4,843)	(6,151)
Net change in fair value contracts	(243)	188	402
Equity investment (earnings) losses	468	-	-
Impairment of equity investment	1,732	-	-
Decrease (increase) in accounts receivable	(15,368)	72,594	99,749
Decrease (increase) in inventories	(5,399)	5,810	14,135
Decrease (increase) in income tax receivable	(148)	(1,617)	1,127
Decrease (increase) in prepayments	492	8,351	5,839
Increase (decrease) in accounts payable	6,984	(87,404)	(104,887)
Increase (decrease) in accrued and other liabilities	52	(166)	448
Other changes, net	(440)	(2,269)	(81)
Net cash provided by operating activities	6,944	25,477	47,133

INVESTING ACTIVITIES:
Property and equipment additions	(8,484)	(11,074)	(30,523)
Insurance and state collateral (deposits) refunds	1,710	283	(493)
Investments	(4,700)	-	-
Proceeds from property sales	3,706	719	7,045
Net cash (used in) investing activities	(7,768)	(10,072)	(23,971)

FINANCING ACTIVITIES:
Dividend payments	(3,711)	(3,712)	(3,711)
Net cash (used in) financing activities	(3,711)	(3,712)	(3,711)

Increase (decrease) in cash and cash equivalents	(4,535)	11,693	19,451

Cash and cash equivalents at beginning of year	91,877	80,184	60,733

Cash and cash equivalents at end of year	$87,342	$91,877	$80,184

The accompanying notes are an integral part of these consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Adams Resources & Energy, Inc., a Delaware corporation (‟AE”) together with its wholly owned subsidiaries (the ‟Company”) after elimination of all intercompany accounts and transactions.  The impact on the accompanying financial statements of events occurring after December 31, 2016 was evaluated through the date of issuance of these financial statements.

Nature of Operations

The Company is engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals and dry bulk, and oil and gas exploration and production.  Its primary area of operation is within the Gulf Coast region of the United States.

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

Prepayments

The components of prepayments and other are as follows (in thousands):

	December 31,
	2016	2015
Cash collateral deposits for commodity purchases	$-	$167
Insurance premiums	1,403	1,609
Rents, license and other	694	813
	$2,097	$2,589

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of December 31, 2016 and 2015, the Company had no unevaluated or ‟suspended” exploratory drilling costs.

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

The Company reviews its long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable.  Any impairment recognized is permanent and may not be restored.  No impairment triggers were identified for the Company’s Marketing or Transportation property and equipment during the years ending December 31, 2016, 2015 or 2014.  Producing oil and gas properties are reviewed on a field-by-field basis.  For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model.  Cash flows are developed based on estimated future production and prices and then discounted using a market based rate of return consistent with that used by the Company in evaluating cash flows for other assets of a similar nature.  This fair value measure depends highly on management’s assessment of the likelihood of continued exploration efforts in a given area.  Therefore, such data inputs are categorized as ‟unobservable or Level 3” inputs.  (See ‟Fair Value Measurements” below).  Importantly, this fair value measure only applies to the write-down of capitalized costs and will never result in an increase to reported earnings.

On a quarterly basis, management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and the Company’s plans for the property.

Impairment provisions including in oil and gas segment operating losses were as follows (in thousands):

	2016	2015	2014
Producing property impairments	$30	$10,324	$4,001
Non-producing property impairments	$283	$1,758	$4,008
	$313	$12,082	$8,009

Fair value measurements for producing oil and gas properties that were subject to fair value impairment for the years ended December 31, 2016 and 2015 summarize as follows (in thousands):

	Producing Properties
	Subject to Fair
	Value Impairment
	2016	2015
Net book value at January 1	$70	$18,744
Property additions	2	2,117
Depletion taken	(15)	(4,454)
Impairment valuation loss	(30)	(10,324)
Net book value at December 31	$27	$6,083

Capitalized costs for non-producing oil and gas leasehold interests are categorized as follows (in thousands):

	December 31,	December 31,
	2016	2015

Napoleonville Louisiana acreage	$-	$49
South Texas project acreage	-	-
Wyoming and other acreage	-	182
Total Non-producing Leasehold Costs	$-	$231

Since the Company is generally not the operator of its oil and gas property interests, it does not maintain underlying detail acreage data and is dependent on the operator when determining which specific acreage will ultimately be drilled.  However, the capitalized cost detail on a property-by-property basis is reviewed by management and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.  Capitalized cost activity on non-producing leasehold were as follows (in thousands):

	Leasehold Costs
	2016	2015
Net book value January 1	$231	$959
Leasehold additions	52	106
Advanced royalty payment	-	529
In-process wells suspended	-	395
Property sales	-	-
Impairments valuation loss	(283)	(1,758)
Net book value December 31	$-	$231

The Company sold certain used trucks and equipment from its marketing and transportation segments and recorded net pre-tax gains as follows (in thousands):

	2016	2015	2014
Sales of used trucks and equipment	$1,966	$535	$1,028

Investments

In December 2015 the Company formed a new wholly owned subsidiary, Adams Resources Medical Management, Inc. (ARMM), and in January 2016 ARMM acquired a 30% member interest in Bencap LLC (Bencap) for a $2.2 million cash payment.  Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans.  The Company has accounted for this investment under the equity method of accounting.

During the third quarter of 2016, the Company completed a review of its equity method investment in Bencap and determined there was an other than temporary impairment.  Underlying this decision are the terms of the investment agreement where Bencap has the option to request borrowings up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that the Company must provide or forfeit its 30% member interest.  During the third quarter of 2016, management of the Company determined that it was unlikely to provide additional funding due to Bencap’s lower than projected revenue growth and operating losses since investment inception.  As a result, the Company recognized a net loss of $1.4 million from its investment in Bencap as of September 30, 2016.  This loss included a pre-tax impairment charge of $1.7 million and pre-tax losses from the equity method investment of $0.5 million. In February 2017, Bencap requested additional funding of approximately $0.5 million and the Company declined the additional funding request.

In April 2016 the Company, through its ARMM subsidiary, acquired an approximate 15% equity interest (less than 3% voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), for a $2.5 million cash payment.  VestaCare provides an array of software as a service (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™.  VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients.    The Company does not currently have any plans to pursue additional medical-related investments.

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

	As of December 31,
	2016	2015
Insurance collateral deposits	$5,032	$6,531
State collateral deposits	143	140
Materials and supplies	354	292
	$5,529	$6,963

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

	2016	2015	2014
Revenue gross-up	$314,270	$480,111	$1,272,034

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

Statement of Cash Flows

There were no significant non-cash financing activities in any of the periods reported.  Statement of cash flow items include the following (in thousands):

	2016	2015	2014

Interest paid	$2	$13	$2

Federal and state tax paid	$2,589	$6,197	$8,169

State tax refund	$-	$-	$18

Capitalized amounts included in property and equipment that were not included in amounts reported for cash additions in the Statements of Cash Flows for the applicable report dates were as follows (in thousands):

	As of December 31,
	2016	2015	2014

Property and equipment additions	$679	$1,707	$1,137

Earnings per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period. The weighted average number of shares outstanding was 4,217,596 for 2016, 2015 and 2014.  There were no potentially dilutive securities outstanding during those periods.

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

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil.  The Company seeks to make a profit by procuring this commodity as it is produced and then delivering the material to end users or the intermediate use marketplace.  As is typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  Some of these contracts meet the definition of a derivative instrument and therefore, the Company accounts for such contracts at fair value, unless the Company foregoes the trading designation and the normal purchase and sale exception is made.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil wholesale distribution businesses. None of the Company’s derivative instruments have been designated as hedging instruments.  Derivatives instruments are presented net on the balance sheet where the Company has a legal right of offset.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption ‟Fair Value Measurements”.

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Consolidated Balance Sheet as of December 31, 2016 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	$378	$-	$-	$-
Liability Derivatives
- Fair Value Commodity
Contracts at Gross Valuation	-	-	330	-
Less Counterparty Offsets	(266)	-	(266)	-
As Reported Fair Value Contracts	$112	$-	$64	$-

As of December 31, 2016, two contracts comprised the Company’s derivative valuations.  These contracts encompass approximately 65 barrels of diesel fuel per day during January through March 2017 and 145,000 barrels of crude oil during January 2017 through April 2017.

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

As of December 31, 2015, one contract comprised the Company’s derivative valuations.  The purchase and sale contract encompasses approximately 65 barrels of diesel fuel per day in each of January, February and March 2016.

The Company only enters into commodity contracts with creditworthy counterparties or obtains collateral support for such activities.  As of December 31, 2016 and 2015, the Company was not holding nor had it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014 as follows (in thousands):

	Gain (Loss)
Location	2016	2015	2014
Revenues – marketing	$243	$(188)	$312

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

Level 3 – Unobservable market data inputs for assets or liabilities.

As of December 31, 2016, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives (fair value contracts)
- Current assets	$-	$378	$-	$(266)	$112
- Current liabilities	-	(330)	-	266	(64)
Net Value	$-	$48	$-	$-	$48

As of December 31, 2015, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives (fair value contracts)
- Current assets	$-	$-	$-	$-	$-
- Current liabilities	-	(195)	-	-	(195)
Net Value	$-	$(195)	$-	$-	$(195)

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and applicable credit enhancements, such as collateral postings, thresholds, and guarantees are considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of December 31, 2016 and 2015, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, fair value assets and liabilities are included in their entirety in the fair value hierarchy.

The following table illustrates the factors impacting the change in the net value of the Company’s fair value contracts for the year ended December 31, 2016 (in thousands):

	Level 1	Level 2
	Quoted Prices	Observable	Total
Net Fair Value January 1	$-	$(195)	$(195)
- Net realized (gains) losses	-	195	195
- Net unrealized gains (losses)	-	48	48
Net Fair Value December 31	$-	$48	$48

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

	2016	2015
Balance on January 1	$2,469	$2,464
-Liabilities incurred	162	39
-Accretion of discount	92	93
-Liabilities settled	(394)	(127)
Balance on December 31	$2,329	$2,469

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Topic 606 is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Topic 606 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted in 2017; however we do not plan to adopt the standard early. Entities will have the option to apply the standard using a full retrospective or modified retrospective adoption method. The Company has not yet selected a transition method.  The Company has a team in place to analyze the impact of Update 2014-09, and the related ASU's, across all revenue streams to evaluate the impact of the new standard on revenue contracts.   This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Our evaluation of the impact on our Consolidated Financial Statements and related disclosures is ongoing and not complete.  The Company is continuing our review of contracts relative to the provisions of Topic 606.

In July 2015, the FASB amended the existing accounting standards for inventory to provide for the measurement of inventory at the lower of cost or ‟net realizable value,” as defined in the standard.  The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption of this guidance did not have an impact on the  Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company expects to adopt this standard in the first quarter of 2019 and is currently evaluating the impact of this standard on our Consolidated Financial Statements and related disclosures. In connection with our assessment work, The Company has a team in place to analyze the impact of ASU 2016-02 and is continuing a review of our contracts relative to the provisions of the lease standard.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard is intended to reduce existing diversity in practice in how certain transactions are presented on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The guidance requires application using a retrospective transition method. The Company will adopt ASU No. 2016-15 in the first quarter of 2017 and has determined the amendment will not have a material impact on our Consolidated Financial Statements and related disclosures.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

(2)  Income Taxes

The following table shows the components of the Company’s income tax (provision) benefit (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$(2,103)	$(3,883)	$(8,626)
State	(675)	(190)	(1,249)
	(2,778)	(4,073)	(9,875)
Deferred:
Federal	777	5,011	5,878
State	80	(168)	273
	857	4,843	6,151

	$(1,921)	$770	$(3,724)

The following table summarizes the components of the income tax (provision) benefit (in thousands):

	Years ended December 31,
	2016	2015	2014
From continuing operations	$(2,691)	$770	$(3,561)
From discontinued operations	-	-	(163)
From equity investments	770	-	-
	$(1,921)	$770	$(3,724)

Taxes computed at the corporate federal income tax rate (inclusive of continuing operations, equity investments and discontinued operations) reconcile to the reported income tax (provision) as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Statutory federal income tax (provision) benefit	$(1,552)	$716	$(3,587)
State income tax (provision) benefit	(387)	(233)	(634)
Federal statutory depletion	62	144	549
Other	(44)	143	(52)
	$(1,921)	$770	$(3,724)

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in such items.  The components of the federal deferred tax asset (liability) are as follows (in thousands):

	Years Ended December 31,
	2016	2015

Long-term deferred tax asset (liability)
Prepaid and other insurance	$(1,058)	$(1,243)
Property	(7,341)	(7,408)
Equity method investment	606	-
Uniform capitalization	729	704
Other	(93)	(51)
Net long-term deferred tax liability	(7,157)	(7,998)
Net deferred tax liability	$(7,157)	$(7,998)

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

The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2013
Texas	2012
Louisiana	2013
Michigan	2012

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

	2016	2015	2014
Balance, beginning of year	$206	$179	$252
Provisions for bad debts	100	116	50
Less: Write-offs and recoveries	(81)	(89)	(123)
Balance, end of year	$225	$206	$179

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

Individual customer sales			Individual customer receivables in excess
in excess of 10% of revenues			of 10% of total receivables as of December 31,
2016	2015	2014	2016	2015	2014
18.2%	24.4%	20.3%	20.9%	20.3%	16.6%
16.5%	13.8%	14.0%	14.0%	16.5%	16.6%
15.9%	-	-	10.1%	12.7%	10.4%
10.6%	-	-	-	-	-

(4)  Employee Benefits

The Company maintains a 401(k) savings plan for the benefit of its employees.  No other pension or retirement plans are maintained by the Company.  The Company’s 401K plan contributory expenses were as follows (in thousands):

	2016	2015	2014
Contributory expenses	$757	$768	$691

(5)  Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board, and certain of his family partnerships and affiliates have participated as working interest owners with Adams Resources Exploration Corporation (‟AREC”).  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  In connection with the operation of certain of these oil and gas properties, the Company charges such related parties for administrative overhead as prescribed by the Council of Petroleum Accountants Society Bulletin 5. The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  In addition the Company leases its corporate office space from an affiliated entity based on a lease rental rate determined by an independent appraisal.

Activities with affiliates were as follows (in thousands):

	2016	2015	2014
Overhead recoveries	$32	$97	$151
Affiliate billings to Company	$65	$68	$65
Company billings to affiliate	$5	$35	$42
Rentals paid to affiliate	$628	$618	$607
Fee paid to Bencap	$583	$-	$-

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

	Years ended December 31,
	2016	2015	2014
Rental expense	$11,314	$11,168	$9,755

At December 31, 2016, rental obligations under long-term non-cancelable operating leases and terminal arrangements for the next five years and thereafter are payable as follows (in thousands):

2017	2018	2019	2020	2021	Thereafter	Total
$4,768	$2,018	$365	$4	$-	$-	$7,155

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

	As of December 31,
	2016	2015	2014
Estimated expenses and liabilities	$2,657	$2,086	$2,585

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred but not reported is established on a monthly basis.  As claims are paid, the liability is relieved.  The Company also maintains third party insurance stop-loss coverage for aggregate medical claims exceeding $4.5 million.  Medical accrual amounts are as follows (in thousands):

	As of December 31,
	2016	2015	2014
Accrued medical claims	$1,411	$1,107	$1,057

AREC is named as a defendant in a number of Louisiana based suits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits with one suit alleging subsidence contributing to the formation of a sink hole.  AREC is currently involved in three such suits.  The suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, Gustave J. LaBarre, Jr., et. al. v. Adams Resources Exploration Corporation et al dated October 2012 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  In the LePetit Chateau Deluxe matter, all the larger defendants have settled the case.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect will result from the claims, significant attorney fees will be incurred to defend these items.  As of December 31, 2016 and 2015 the Company has accrued $0.5 million of future legal and/or settlement costs for these matters.

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

(7)  Guarantees

AE issues parent guarantees of commitments associated with the activities of its subsidiary companies.  The guarantees generally result from subsidiary commodity purchase obligations, subsidiary operating lease commitments and subsidiary banking transactions.  The nature of such items is to guarantee the performance of the subsidiary companies in meeting their respective underlying obligations.  Except for operating lease commitments and letters of credit, all such underlying obligations are recorded on the books of the subsidiary companies and are included in the Consolidated Financial Statements included herein.  Therefore, no such obligation is recorded again on the books of the parent.  The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company.  In satisfying such obligations, the parent would first look to the assets of the defaulting subsidiary company.

As of December 31, 2016, parental guaranteed obligations are approximately as follows (in thousands):

	2017	2018	2019	2020	Thereafter	Total
Commodity purchases	$24,210	-	-	-	-	$24,210
Letters of credit	-	-	-	-	-	-
	$24,210	$-	$-	$-	$-	$24,210

Presently, neither AE nor any of its subsidiaries has any other types of guarantees outstanding that require liability recognition.

(8)  Segment Reporting

The Company is engaged in the business of crude oil marketing as well as tank truck transportation of liquid chemicals, and oil and gas exploration and production.  Information concerning the Company’s various business activities is summarized as follows (in thousands):

		Segment Operating		Depreciation Depletion and	Property and Equipment
	Revenues	Earnings (loss)		Amortization	Additions
Year ended December 31, 2016-
Marketing	$1,043,775	$17,045		$9,997	$1,321
Transportation	52,355	(48)		7,249	6,868
Oil and gas	3,410	(533	)(2)	1,546	295
	$1,099,540	$16,464		$18,792	$8,484
Year ended December 31, 2015-
Marketing	$1,875,885	$22,895	(1)	$11,097	$2,126
Transportation	63,331	3,701		7,554	6,579
Oil and gas	5,063	(19,016	)(2)	5,066	2,369
	$1,944,279	$7,580		$23,717	$11,074
Year ended December 31, 2014-
Marketing	$4,050,497	$20,854	(1)	$9,626	$13,598
Transportation	68,968	4,750		7,416	8,994
Oil and gas	13,361	(7,510	)(2)	7,573	7,931
	$4,132,826	$18,094		$24,615	$30,523
__________________________________
(1) Marketing segment operating earnings included inventory valuation losses totaling  $5.4 million  and $14.3 million for 2015 and 2014, respectively.
(2) Oil and gas segment operating earnings include gains on property sales totaling $2.5 million during 2014 and property impairments totaling  $12.1 million and $8.0 million for 2015 and 2014, respectively.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Segment operating earnings	$16,464	$7,580	$18,094
- General and administrative expenses	(10,410)	(9,939)	(8,613)
Operating earnings (loss)	6,054	(2,359)	9,481
- Interest income	582	327	301
- Interest expense	(2)	(13)	(2)
Earnings (loss) from continuing operations before
income taxes and discontinued operations	$6,634	$(2,045)	$9,780

Identifiable assets by industry segment are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Marketing	$107,257	$96,723	$189,332
Transportation	32,120	35,010	37,643
Oil and gas	7,279	8,930	25,888
Cash and other	100,216	102,552	87,951
	$246,872	$243,215	$340,814

Intersegment sales are insignificant and all sales occurred in the United States.  Other identifiable assets are primarily corporate cash, corporate accounts receivable, and properties not identified with any specific segment of the Company’s business.  Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

(9)  Discontinued Operations

In 2014, the Company sold for $0.7 million in cash the warehouse and real estate used by its former petroleum refined products marketing operation to yield a pre-tax gain of $0.6 million with such gain reported in discontinued operations for 2014.

(10)  Subsequent Event

During the third quarter of 2016, the Company completed a review of its equity method investment in Bencap and determined there was an other than temporary impairment.  Underlying this decision are the terms of the investment agreement where Bencap has the option to request borrowings up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that the Company must provide or forfeit its 30% member interest.  During the third quarter of 2016, management of the Company determined that it was unlikely to provide additional funding due to Bencap’s lower than projected revenue growth and operating losses since investment inception.  As a result, the Company recognized a net loss of $1.4 million from its investment in Bencap as of September 30, 2016.  This loss included a pre-tax impairment charge of $1.7 million and pre-tax losses from the equity method investment of $0.5 million. In February 2017, Bencap requested additional funding of approximately $0.5 million and the Company declined the additional funding request.

(11)  Quarterly Financial Data (Unaudited)

Selected quarterly financial data and earnings per share of the Company are presented below for the years ended December 31, 2016 and 2015 (in thousands, except per share data):
		Earnings (Loss) from
		Continuing Operations		Net Earnings (Loss)		Dividends
	Revenues	Amount	Per Share	Amount	Per Share	Amount	Per Share

2016
March 31	$250,531	$1,554	$.37	$1,430	$.34	$928	$.22
June 30	293,163	3,540	.84	3,404	.81	928	.22
September 30	256,877	(983)	(.23)	(2,153)	(.51)	928	.22
December 31	298,969	(168)	(.04)	(168)	(.04)	927	.22
Total	$1,099,540	$3,943	$.94	$2,513	$.60	$3,711	$.88

2015
March 31	$555,573	$3,097	$.73	$3,097	$.73	$928	$.22
June 30	600,558	4,340	1.03	4,340	1.03	928	.22
September 30	439,893	(308)	(.07)	(308)	(.07)	928	.22
December 31	348,255	(8,404)	(1.99)	(8,404)	(1.99)	928	.22
Total	$1,944,279	$(1,275)	$(.30)	$(1,275)	$(.30)	$3,712	$.88

The above unaudited interim financial data reflect all adjustments that are in the opinion of management necessary to a fair statement of the results for the period presented.  All such adjustments are of a normal recurring nature.

(12)   Oil and Gas Producing Activities (Unaudited)

Adams Resources Exploration Corporation (‟AREC”), a subsidiary of AE, is in the exploration and development of domestic oil and natural gas properties primarily in the Permian Basin of West Texas and the Haynesville Shale. AREC’s offices are maintained in Houston and the Company holds an interest in 470 producing wells of which 6 are Company operated.
.
Oil and Gas Producing Activities -

Total costs incurred in oil and gas exploration and development activities, all within the United States, were as follows (in thousands):

	For the year Ended December 31,
	2016	2015	2014
Property acquisition costs
Unproved	$32	$348	$1,144
Proved	-	-	-
Exploration costs
Expensed	291	1,667	5,054
Capitalized	-	-	-
Development costs	-	370	1,745
Total costs incurred	$323	$2,385	$7,943

The aggregate capitalized costs relative to oil and gas producing activities are as follows (in thousands):

	As of December 31,
	2016	2015
Unproved oil and gas properties	$-	$231
Proved oil and gas properties	62,784	76,886
	62,784	77,117
Accumulated depreciation, depletion
and amortization	(56,426)	(69,116)
Net capitalized cost	$6,358	$8,001

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

Proved developed and undeveloped reserves are presented as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Total proved reserves-
Beginning of year	4,835	226	5,611	318	6,286	368
Revisions of previous estimates	65	24	27	(2)	724	6
Oil and gas reserves sold	(175)	(4)	-	(3)	(558)	(11)
Extensions, discoveries and
other reserve additions	151	18	86	13	292	82
Production	(662)	(77)	(889)	(100)	(1,133)	(127)
End of year	4,214	187	4,835	226	5,611	318

The components of proved oil and gas reserves for the three years ended December 31, 2016 is presented below.  All reserves are in the United States (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Natural		Natural		Natural
	Gas	Oil	Gas	Oil	Gas	Oil
	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)	(Mcf’s)	(Bbls.)
Proved developed reserves	4,214	187	4,813	223	5,482	299
Proved undeveloped reserves	-	-	22	3	129	19
Total proved reserves	4,214	187	4,835	226	5,611	318

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

The Company employed third party petroleum consultant, Ryder Scott Company, to prepare its oil and gas reserve data estimates as of December 31, 2016, 2015 and 2014.  The firm of Ryder Scott is well recognized within the industry for more than 50 years.  As prescribed by the SEC, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for each of the years presented, all without escalation.

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

	Years Ended December 31,
	2016	2015	2014
Future gross revenues	$17,938	$23,040	$58,885
Future costs -
Lease operating expenses	(12,421)	(14,524)	(16,421)
Development costs	(38)	(103)	(1,068)
Future net cash flows before income taxes	5,479	8,413	41,396
Discount at 10% per annum	(2,002)	(2,987)	(17,175)
Discounted future net cash flows
before income taxes	3,477	5,426	24,221
Future income taxes, net of discount at
10% per annum	(1,217)	(1,899)	(8,477)
Standardized measure of discounted
future net cash flows	$2,260	$3,527	$15,744

The estimated value of oil and natural gas reserves and future net revenues derived therefrom are highly dependent upon oil and gas commodity price assumptions.  For such estimates, the Company’s independent petroleum engineers assumed market prices as presented in the table below:

	Years ended December 31,
	2016	2015	2014
Market price
Crude oil per barrel	$38.34	$45.83	$89.60
Natural gas per thousand cubic feet (mcf)	$2.56	$2.62	$5.42

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

The effect of income taxes and discounting on the standardized measure of discounted future net cash flows is presented as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Future net cash flows before income taxes	$5,479	$8,413	$41,396
Future income taxes	(1,918)	(2,945)	(14,489)
Future net cash flows	3,561	5,468	26,907
Discount at 10% per annum	(1,301)	(1,941)	(11,163)
Standardized measure of discounted
future net cash flows	$2,260	$3,527	$15,744

The principal sources of changes in the standardized measure of discounted future net cash flows are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning of year	$3,527	$15,744	$17,836
Sale of oil and gas reserves	(350)	(54)	(981)
Net change in prices and production costs	(1,391)	(17,622)	(72)
New field discoveries and extensions, net of future
production costs	275	292	4,456
Sales of oil and gas produced, net of production costs	87	1,038	(6,590)
Net change due to revisions in quantity estimates	181	38	2,460
Accretion of discount	194	1,116	1,773
Production rate changes and other	(945)	(3,603)	(4,265)
Net change in income taxes	682	6,578	1,127
End of year	$2,260	$3,527	$15,744

Results of Operations for Oil and Gas Producing Activities -

The results of oil and gas producing activities, excluding corporate overhead and interest costs, are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues	$3,410	$5,063	$13,361
Costs and expenses -
Production	(3,337)	(7,022)	(6,771)
Producing property impairment	(30)	(10,324)	(4,001)
Exploration	-	(1,667)	(5,054)
Oil and natural gas property sale gain	-	-	2,528
Depreciation, depletion and amortization	(1,546)	(5,066)	(7,573)
Operating income (loss) before income taxes	(1,503)	(19,016)	(7,510)
Income tax benefit	526	6,656	2,628
Operating income (loss)	$(977)	$(12,360)	$(4,882)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting, as further described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weakness in internal control over financial reporting, we completed additional substantive procedures to validate the completeness and accuracy of the financial data impacted by the deficiency. These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management has concluded our internal control over financial reporting is ineffective as of December 31, 2016 as management identified a material weakness as further described below.

Financial Close Process. We identified a design deficiency, which also prevented the control from operating effectively, related to the control over the review and approval of manual journal entries in one of our segments. The design deficiency related to the same personnel reviewing, approving and posting journal entries.  If not remediated, the control deficiency could potentially impact the accuracy and completeness of our financial statements.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Identified Material Weaknesses

Management is dedicating time and resources to remediate the control deficiency that gave rise to the material weakness in our internal control over financial reporting.
The following steps are among the measures that we are implementing to address our material weakness as of December 31, 2016:

•	We are performing a review to ensure that no personnel signs off as the reviewer and subsequently posts the journal entry to the general ledger.

•	We are considering repositioning the personnel in the financial close group to allow for more segregation of duties within the group.

•
We are addressing the control gap relating to the segregation of duties by requiring review of the manual journal entry to occur after the journal entry is independently posted.  Review after posting restricts the ability to edit the journal entry.

We are committed to maintaining a strong internal control environment. Management has updated the Audit Committee and is developing a detailed plan and timetable for the completion of the implementation of the remedial measures outlined above and will continue to monitor such implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our financial close process, as well as to our policies and procedures in order to improve the overall effectiveness of our internal control over financial reporting.

As we implement these remediation efforts, we may determine that additional steps may be necessary to remediate the material weakness. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited Adams Resources & Energy, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the control over the review and approval of manual journal entries in one of the Company’s segments was not designed appropriately. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated March 31, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 31, 2017

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors, corporate governance and executive officers of the Company is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 3, 2017, under the heading ‟Election of Directors” and ‟Executive Officers”, respectively, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday, May 3, 2017, under the heading ‟Executive Compensation” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday May 3, 2017, under the heading ‟Voting Securities and Principal Holders Thereof” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday May 3, 2017, under the headings ‟Transactions with Related Parties” and ‟Director Independence” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held Wednesday May 3, 2017, under the heading ‟Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as a part of this Form 10-K:

1.          Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended
December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2.          All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.          Exhibits required to be filed

3(a)	-	Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 1987).

3(b)	-	Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) filed with the Annual Report on Form 10-K for the year ended December 31, 2012 (-File No. 1-7908).

3(c)	-	Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (Incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K (-File No. 1-7908) of the Company for the fiscal year ended December 31, 2002).

4(a)	-	Specimen common stock Certificate (Incorporated by reference to Exhibit 4(a) of the Annual Report on Form 10-K of the Company (-File No. 1-7908) for the fiscal year ended December 31, 1991).

4(b)	-	Credit and Security Agreement between Gulfmark Energy, Inc., Adams Resources Marketing, Ltd., and Wells Fargo Bank, National Association dated August 27, 2009 (Incorporated by reference to Exhibit 4(b) of the Quarterly Report on Form 10-Q for the period ended September 30, 2009).

10.1	-	Form of Indemnification Agreement for directors and executive officers. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2015).

10.2	-	Retirement Agreement, dated February 26, 2015, by and between Adams Resources & Energy, Inc. and Frank T. ‟Chip” Webster (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 26, 2015).

21*	-	Subsidiaries of the Registrant

23.1*	-	Consent of Ryder Scott Company

31.1*	-	Adams Resources & Energy, Inc. Certification Pursuant to 17 CFR 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	-	Adams Resources & Energy, Inc. Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	-	Ryder Scott Company Report

101.INS*	- XBRL Instance Document
101.SCH*	- XBRL Schema Document
101.CAL*	- XBRL Calculation Linkbase Document
101.LAB*	- XBRL Label Linkbase Document
101.PRE*	- XBRL Presentation Linkbase Document
101.DEF*	- XBRL Definition Linkbase Document

______________________________
*-  Filed herewith
+-  Management contract or compensation plan or arrangement
**-Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income – Year Ended December 31, 2016, 2015 and 2014 (ii) the Consolidated Balance Sheets – December 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows – Year Ended December 31, 2016, 2015 and 2014 (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By /s/ Josh C. Anders	By /s/ Thomas S. Smith
Josh C. Anders	Thomas S. Smith
Executive Vice President and Chief Financial Officer	Chief Executive Officer
(Principal Financial Officer and Principal Accounting Officer)	(Principal Executive Officer)

Date:  March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Thomas S. Smith Thomas S. Smith, Director	By /s/ Townes G. Pressler Townes G. Pressler, Director
(Chairman)

By /s/ Murray E. Brasseux	By /s/ E. C. Reinauer, Jr.
Murray E. Brasseux, Director	E. C. Reinauer, Jr., Director

By /s/ Larry E. Bell	By /s/ Michelle A. Earley
Larry E. Bell, Director	Michelle A. Earley, Director

By /s/ Richard C. Jenner	By /s/ W. R. Scofield
Richard C. Jenner, Director	W. R. Scofield, Director

EXHIBIT INDEX

Exhibit
Number	Description

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

10.1	- Form of Indemnification Agreement for directors and executive officers. (Incorporated by
Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2015).

10.2	- Retirement Agreement, dated February 26, 2015, by and between Adams Resources & Energy, Inc. and Frank T. ‟Chip” Webster (Incorporated by reference to Exhibit 10.1 of the
Current Report on Form 8-K filed on February 26, 2015).
Report on Form 8-K filed on February 26, 2015).

21*	- Subsidiaries of the Registrant

23.1*	- Consent of Ryder Scott Company

31.1*	- Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	- Certification Pursuant to 17 CFR 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	- Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	- Ryder Scott Company Report

101.INS*	- XBRL Instance Document
101.SCH*	- XBRL Schema Document
101.CAL*	- XBRL Calculation Linkbase Document
101.LAB*	- XBRL Label Linkbase Document
101.PRE*	- XBRL Presentation Linkbase Document
101.DEF*	- XBRL Definition Linkbase Document

*-   Filed herewith
+-   Management contract or compensation plan or arrangement.
**- Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income – Year Ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Balance Sheets – December 31, 2016 and December 31, 2015, (iii) the Consolidated Statements of Cash Flows – Year Ended December 31, 2016, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.