Form 10-Q
period 2017-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2017-05-09
CIK 2178

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10‑Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
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

Indicate by  check mark  whether the  registrant (1)  has filed  all reports  required to be filed  by Section 13 or  15 (d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period  that the registrant  was required to  file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of ‟large accelerated filer”, ‟accelerated filer” and ‟smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

A total of 4,217,596 shares of Common Stock were outstanding at May 1, 2017.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
REVENUES:
Marketing	$288,615	$236,394
Transportation	13,455	13,347
Oil and natural gas	1,017	790
	303,087	250,531
COSTS AND EXPENSES:
Marketing	285,153	229,057
Transportation	12,162	11,189
Oil and natural gas operations	750	631
General and administrative	2,637	2,200
Depreciation, depletion and amortization	3,969	5,115
	304,671	248,192

Operating (loss) earnings	(1,584)	2,339

Other income (expense):
Interest income	159	103
Interest expense	(1)	-

(Loss) earnings before income taxes and equity investments	(1,426)	2,442

Income tax benefit (provision)	566	(888)

(Loss) earnings before equity investments	(860)	1,554
(Loss) from equity investments, net of tax benefit of zero
and $67, respectively	-	(124)
Net (loss) earnings	$(860)	$1,430

(LOSS) EARNINGS PER SHARE:
Basic and diluted net (loss) earnings per common share	$(.20)	$.34

DIVIDENDS PER COMMON SHARE	$.22	$.22

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$98,073	$87,342
Accounts receivable, net of allowance for doubtful
accounts of $233 and $225, respectively	89,122	87,162
Inventory	20,627	13,070
Fair value contracts	468	112
Income tax receivable	3,471	2,735
Prepayments	1,353	2,097

Total current assets	213,114	192,518

Property and Equipment
Marketing	56,511	56,907
Transportation	70,767	70,849
Oil and gas (successful efforts method)	64,063	62,784
Other	107	108
	191,448	190,648

Less – Accumulated depreciation, depletion and amortization	(147,639)	(144,323)
	43,809	46,325
Other Assets:
Investments	2,500	2,500
Cash deposits and other	4,740	5,529
	$264,163	$246,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$97,978	$79,897
Accounts payable – related party	56	53
Fair value contracts	-	64
Accrued and other liabilities	7,303	6,060

Total current liabilities	105,337	86,074

Other Liabilities:
Asset retirement obligations	2,090	2,329
Deferred taxes and other liabilities	7,212	7,157
	114,639	95,560
Commitments and Contingencies (Note 5)

Shareholders’ Equity:
Preferred stock - $1.00 par value, 960,000 shares
authorized, none outstanding	-	-
Common stock - $.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	137,409	139,197
Total shareholders’ equity	149,524	151,312
	$264,163	$246,872

The accompanying notes are an integral part of these financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH PROVIDED BY OPERATIONS:
Net (loss) earnings	$(860)	$1,430
Adjustments to reconcile net earnings to net cash
from operating activities -
Depreciation, depletion and amortization	3,969	5,115
Property sales loss (gains)	7	(120)
Impairment of oil and natural gas properties	3	29
Deferred income taxes	60	(1,352)
Net change in fair value contracts	(420)	158
Equity investment losses	-	191
(Increase) in accounts receivable	(1,968)	(1,224)
(Increase) in inventories	(7,557)	(5,707)
Decrease (increase) in income tax receivable	(736)	1,958
Decrease in prepayments	744	338
Increase (decrease) in accounts payable	17,746	(3,614)
Increase in accrued liabilities	1,084	393
Other changes, net	78	47

Net cash provided by (used in) operating activities	12,150	(2,358)

INVESTING ACTIVITIES:
Property and equipment additions	(1,006)	(4,210)
Proceeds from property sales	39	920
Investments	-	(2,200)
Insurance and state collateral (deposits) refunds	476	(2)

Net cash used in investing activities	(491)	(5,492)

FINANCING ACTIVITIES
Dividend payments	(928)	(928)

Net cash used in financing activities	(928)	(928)

Increase (decrease) in cash and cash equivalents	10,731	(8,778)

Cash and cash equivalents at beginning of period	87,342	91,877

Cash and cash equivalents at end of period	$98,073	$83,099

The accompanying notes are an integral part of these financial statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of  Adams Resources & Energy, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”) management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of its financial position at March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (‟GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

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

Note 2 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

The Company is engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals and dry bulk, and oil and gas exploration and production.  The accompanying unaudited condensed consolidated financial statements include the accounts of the Company after elimination of all intercompany accounts and transactions.

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

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of the Company’s crude oil marketing operations.  Crude oil inventory is carried at the lower of average cost or “net realizable value”.

Prepayments

The components of prepayments are as follows (in thousands):

	March 31,	December 31,
	2017	2016

Insurance premiums	$767	$1,403
Rents, license and other	586	694
	$1,353	$2,097

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

Oil and gas exploration and development expenditures are accounted for in accordance with the successful efforts method of accounting.  Direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees, are capitalized. Exploratory drilling costs are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive.  Such evaluations are made on a quarterly basis.  If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized.  As of March 31, 2017, the Company had no unevaluated or suspended exploratory drilling costs.

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

Impairment provisions are included in oil and gas segment operating losses and were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Producing property impairments	$-	$1
Non-producing property impairments	3	28
Total	$3	$29

Since the Company is no longer the operator of its oil and gas property interests, it does not maintain the underlying detail acreage data and the Company is dependent on the operator when determining which specific acreage will ultimately be drilled.  However, the capitalized cost detail on a property-by-property basis is reviewed by management, and deemed impaired if development is not anticipated prior to lease expiration.  Onshore leasehold periods are normally three years and may contain renewal options.

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

During the third quarter of 2016, the Company completed a review of its equity method investment in Bencap and determined there was an other than temporary impairment.  Underlying this was the terms of the investment agreement where Bencap had the option to request borrowings up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that the Company must provide or forfeit its 30% member interest.  During the third quarter of 2016, management of the Company determined that it was unlikely to provide additional funding due to Bencap’s lower than projected revenue growth and operating losses since investment inception.  As a result, the Company recognized a net loss of $1.4 million from its investment in Bencap as of September 30, 2016.  This loss included a pre-tax impairment charge of $1.7 million and pre-tax losses from the equity method investment of $0.5 million. In February 2017, Bencap requested additional funding of approximately $0.5 million and the Company declined the additional funding request and forfeited its 30% member interest in BenCap.

In April 2016 the Company, through its ARMM subsidiary, acquired an approximate 15% equity interest (less than 3% voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), for a $2.5 million cash payment.  VestaCare provides an array of software as a service (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™.  VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients.  The Company has accounted for this investment under the cost method of accounting for investments.  The Company does not currently have any plans to pursue additional medical-related investments.

The Company’s remaining investment in VestaCare, Inc. is considered a long-lived asset and will be reviewed for impairment whenever there is evidence that the carrying value of such asset may not be recoverable.  These fair value measures depend highly on management’s assessment of the financial status of the underlying operation.  Such data inputs are “unobservable” or “Level 3” inputs.

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

	March 31,	December 31,
	2017	2016
Insurance collateral deposits	$4,222	$5,032
State collateral deposits	141	143
Materials and supplies	377	354
	$4,740	$5,529

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

	Three Months Ended
	March 31,
	2017	2016

Revenue gross-up	$57,565	$75,927

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

Concentration of Credit Risk

The Company’s largest customers consist of large multinational integrated oil companies and independent refiners of crude oil.  In addition, the Company transacts business with independent oil producers, major chemical concerns, crude oil trading companies and a variety of commercial energy users.  Within this group of customers the Company generally derives approximately 50 percent of its revenues from three to five crude oil refining concerns.  While the Company has ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since the Company supplies less than one percent of U.S. domestic refiner demand.  As a fungible commodity delivered to various supply points, the Company’s crude oil sales can be readily delivered to alternative end markets.  Management believes that a loss of any of those customers where the Company currently derives more than 10 percent of its revenues would not have a material adverse effect on the Company’s operations.

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

Letter of Credit Facility

The Company maintains a Credit and Security Agreement with Wells Fargo Bank to provide up to a $60 million stand-by letter of credit facility used to support crude oil purchases within the marketing segment.  This facility is collateralized by the eligible accounts receivable within the segment and outstanding amounts were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Stand-by letters of credit	$-	$1,000

The issued stand-by letters of credit are cancelled as the underlying purchase obligations are satisfied by cash payment when due.  The letter of credit facility places certain restrictions on Gulfmark Energy, Inc. the Company’s wholly owned subsidiary.  Such restrictions include the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions.  The Company is currently in compliance with all such financial covenants.

Statement of Cash Flows

There were no significant non-cash financing activities in any of the periods reported.  Statements of cash flow disclosure items include the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Federal and state tax paid	$14	$105

Capitalized amounts included in property and equipment that were not included in amounts reported for cash additions in the Statements of Cash Flows for the applicable report dates were as follows (in thousands):

	March 31,
	2017	2016

Property and equipment additions	$836	$350

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and potentially dilutive common stock shares outstanding during the period presented herein. The weighted average number of shares outstanding was 4,217,596 for 2017 and 2016.  There were no potentially dilutive securities during those periods.

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

Use of Derivative Instruments

The Company’s marketing segment is involved in the purchase and sale of crude oil.  The Company seeks to profit by procuring the commodity as it is produced and then delivering the material to the end users or the intermediate use marketplace.  As typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts.  Some of these contracts meet the definition of a derivative instrument, and therefore, the Company accounts for such contracts at fair value, unless the normal purchase and sale exception is applicable.  Such underlying contracts are standard for the industry and are the governing document for the Company’s crude oil marketing segment.  None of the Company’s derivative instruments have been designated as hedging instruments.  The accounting methodology utilized by the Company for its commodity contracts is further discussed below under the caption ‟Fair Value Measurements”.

The estimated fair value of forward month commodity contracts (derivatives) is reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of March 31, 2017 as follows (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	$750	$-	$-	$-
Liability Derivatives
- Fair Value Forward Hydrocarbon Commodity
Contracts at Gross Valuation	-	-	282	-
Less Counterparty Offsets	(282)	-	(282)	-

As Reported Fair Value Contracts	$468	$-	$-	$-

As of March 31, 2017, four commodity purchase and sale contracts comprise the Company’s derivative valuations.  These contracts encompass 145,000 barrels of crude oil during April 2017 through May 2017.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Balance Sheet as of December 31, 2016 as follows (in thousands):

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

As of December 31, 2016, two contracts comprised the Company’s derivative valuations.  These contracts encompass approximately 65 barrels per day of diesel fuel during January through March 2017 and 145,000 barrels of crude oil during January 2017 through April 2017.

The Company only enters into commodity contracts with creditworthy counterparties and evaluates its exposure to significant counterparties on an ongoing basis.  As of March 31, 2017 and December 31, 2016, the Company was not holding nor has it posted any collateral to support its forward month fair value derivative activity. The Company is not subject to any credit-risk related trigger events.  The Company has no other financial investment arrangements that would serve to offset its derivative contracts.

Forward month commodity contracts (derivatives) are reflected in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Earnings (Loss)
	Three Months Ended
	March 31,
	2017	2016
Revenues – Marketing	$420	$158

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

Level 3 – unobservable market data inputs for assets or liabilities.

As of March 31, 2017, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$750	$-	$(282)	$468
- Current liabilities	-	(282)	-	282	-
Net Value	$-	$468	$-	$-	$468

As of December 31, 2016, the Company’s fair value assets and liabilities are summarized and categorized as follows (in thousands):

	Market Data Inputs
	Gross Level 1	Gross Level 2	Gross Level 3	Counterparty
	Quoted Prices	Observable	Unobservable	Offsets	Total
Derivatives
- Current assets	$-	$378	$-	$(266)	$112
- Current liabilities	-	(330)	-	266	(64)
Net Value	$-	$48	$-	$-	$48

When determining fair value measurements, the Company makes credit valuation adjustments to reflect both its own nonperformance risk and its counterparty’s nonperformance risk.  When adjusting the fair value of derivative contracts for the effect of nonperformance risk, the impact of netting and any applicable credit enhancements, considered.  Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by the Company or its counterparties.  As of March 31, 2017 and December 31, 2016, credit valuation adjustments were not significant to the overall valuation of the Company’s fair value contracts.  As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard is intended to reduce existing diversity in practice in how certain transactions are presented on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The guidance requires application using a retrospective transition method. The Company adopted ASU No. 2016-15 in the first quarter of 2017 and has determined the amendment does not have a material impact on our Consolidated Financial Statements and related disclosures.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

Note 3 – Segment Reporting

The Company’s three reporting segments are crude oil marketing, tank truck transportation of liquid chemicals and dry bulk, and oil and gas exploration and production.  Information concerning the Company's various business activities is summarized as follows (in thousands):

- Three Month Comparison

		Segment	Depreciation	Property and
		Operating (Loss)	Depletion and	Equipment
	Revenues	Earnings	Amortization	Additions
Period Ended March 31, 2017
Marketing	$288,615	$1,393	$2,069	$82
Transportation	13,455	(298)	1,591	102
Oil and gas	1,017	(42)	309	822
	$303,087	$1,053	$3,969	$1,006
Period Ended March 31, 2016
Marketing	$236,394	$4,648	$2,689	$263
Transportation	13,347	173	1,985	3,817
Oil and gas	790	(282)	441	130
	$250,531	$4,539	$5,115	$4,210

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings from continuing operations before income taxes, as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Segment operating earnings	$1,053	$4,539
- General and administrative	(2,637)	(2,200)
Operating (loss) earnings	(1,584)	2,339
- Interest income	159	103
- Interest expense	(1)	-
(Loss) Earnings before income tax	$(1,426)	$2,442

Identifiable assets by industry segment are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Marketing	$114,526	$107,257
Transportation	32,231	32,120
Oil and gas	8,167	7,279
Other	109,239	100,216
	$264,163	$246,872

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

Note 4 - Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board of the Company, and certain of his family partnerships and affiliates have participated as working interest owners with the Company’s wholly owned subsidiary, Adams Resources Exploration Corporation (‟AREC”)  Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners.  While the affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.  In connection with the operation of certain oil and gas properties, the Company also charges such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. The Company also enters into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services.  In addition, the Company leases office space from an affiliated entity based on a lease rental rate determined by an independent appraisal.

The Company utilizes its former affiliate, Bencap, to administer certain of its employee medical benefit programs including a detail audit of individual medical claims.  See Note (1) to the accompanying financials under the caption “Investments” for further discussion.  Bencap earns a fee from the Company for providing such services at a discounted amount from its standard charge to non-affiliates.  In February 2017, Bencap requested additional funding of approximately $0.5 million and the Company declined the additional funding request, resulting in forfeiture of the investment.

Activities with affiliates were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Overhead recoveries	$-	$21

Affiliate billings to company	$12	$11

Company billings to affiliates	$1	$1

Rentals paid to affiliate	$167	$163

Fees paid to Bencap	$108	$36

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

	March 31,	December 31,
	2017	2016
Estimated expenses and liabilities	$2,504	$2,657

The Company maintains a self-insurance program for managing employee medical claims.  A liability for expected claims incurred but not reported is established on a monthly basis.  As claims are paid, the liability is relieved.  The Company also maintains third party insurance stop-loss coverage for aggregate medical claims exceeding $4.5 million.  Medical accrual amounts are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Accrued medical claims	$1,923	$1,411

Adams Resources Exploration Corporation (“AREC”) is named as a defendant in a number of Louisiana lawsuits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits, with one matter involving allegations that drilling operations in 1986 contributed to the formation of a sinkhole in 2012 (the “Sinkhole Cases”).  The Sinkhole Cases, while arising from a singular event, include a number of different lawsuits brought in Louisiana State Court and one consolidated action in the United States District Court for the Eastern District of Louisiana.  In addition to the Sinkhole Cases, AREC is currently involved in two other such suits.  These suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  In addition, the Sinkhole Cases involve a number of defendants in the solution mining industry, in which AREC has never participated.  In the LePetit Chateau Deluxe matter, all the larger defendants have settled the case.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect on the Company will result from the claims, significant attorney fees may be incurred by AREC to address claims related to these suits.  As of March 31, 2017 and December 31, 2016, the Company has accrued $0.5 million of future legal/or settlement costs for these matters.

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

Note 6 – Subsequent Event

On April 21, 2017 AREC, a wholly owned subsidiary of the Company, filed a petition under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware, Case Number 17-10866(KG).  AREC will continue to operate its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and orders of the Bankruptcy Court. As of March 31, 2017, the estimated net realizable value of the oil and gas assets is anticipated to be greater than the net book value.  The Company will continue to evaluate the estimated net realizable value until the sale process has concluded. Adams Resources & Energy, Inc. is the primary creditor in the Chapter 11 process.

On May 3, 2017, AREC filed a Motion with the Bankruptcy Court for approval of an auction process and engagement of Oil & Gas Asset Clearinghouse to conduct the auction.  Over the past few years, the Company has de-emphasized its upstream operations and does not expect this Chapter 11 filing by its subsidiary to have a material adverse impact on any of its core businesses.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

-	Marketing

Marketing segment revenues, operating earnings, depreciation and certain costs were as follows (in thousands):
	Three Months Ended
	March 31,
	2017	2016	Change(1)

Revenues	$288,615	$236,394	22.1%

Operating earnings	$1,393	$4,648	(70.0)%

Depreciation	$2,069	$2,689	(23.1)%

Driver commissions	$3,062	$4,508	(32.1)%

Insurance	$1,239	$2,171	(42.9)%

Fuel	$1,354	$1,672	(19.0)%
_________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Crude oil marketing revenues increased in the first quarter of 2017 as a result of an increase in the market price for crude oil. The increase in crude oil prices offset the decline in marketing volumes.  Operating earnings were adversely affected by the volume declines, inventory valuation changes as well as a narrowing of margins during the first quarter of 2017.  Toward the end of the first quarter of 2017 we began to see an uplift in volumes as activity in our marketing areas has increased in recent months.  Driver commissions are reduced due to the decline in volumes.  Insurance costs are lower as a result of favorable safety performance.  Fuel costs are lower consistent with reduced marketing volumes as compared to the first quarter of 2016.

Supplemental volume and price information is as follows:

	Three Months Ended
	March 31,
	2017	2016
Field Level Purchase Volumes – Per day(1)
Crude oil – barrels	66,374	88,183

Average Purchase Price
Crude oil – per barrel	$49.02	$29.21
_____________________________
(1)  Reflects the volume purchased from third parties at the oil and natural gas field level and pipeline pooling points.

Crude Oil – Field Level Operating Earnings (Non GAAP-Measure)(1)

Two significant factors affecting comparative crude oil marketing segment operating earnings are inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations.  As a purchaser and shipper of crude oil, the Company holds inventory in storage tanks and third-party pipelines.  During periods of increasing crude oil prices, the Company recognizes inventory liquidation gains while during periods of falling prices, the Company recognizes inventory valuation losses.

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

The impact on crude oil segment operating earnings of inventory liquidations and derivative valuations is summarized as follows in reconciling from the GAAP to non-GAAP financial measures (in thousands):

	Three Months Ended
	March 31,
	2017	2016
As reported segment operating earnings	$1,393	$4,648
Add (less) -
Inventory valuation (gains) losses	658	(2,202)
Derivative valuation (gains) losses	(420)	158

Field level operating earnings(1)	$1,631	$2,604
____________________________________
(1)
Such designation is (a) unique to the Company, (b) not a substitute for GAAP and (c) not comparable to any similar measures developed by industry participants.  The Company utilizes such data to evaluate the profitability of its operations.

The Company held crude oil inventory at a weighted average commodity price in barrels as follows:

	March 31, 2017		December 31, 2016
		Average		Average
	Barrels	Price	Barrels	Price
Crude oil inventory	413,527	$49.88	255,146	$51.22

Field level operating earnings and field level purchase volumes (see earlier table) depict the Company’s day-to-day operation of acquiring crude oil at the wellhead, transporting the material, and delivery to market at the sales point.  Comparative field level operating earnings decreased during the first quarter of 2017 relative to the first quarter of 2016 due to reduced purchase volumes and reduced unit margins.  Competition has remained strong, but we are beginning to see an uplift in volumes as activity in our marketing areas has increased in recent months.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue.  See “Part I, Item 1A, Risk Factors” in the Company’s Annual Report for the year ended December 31, 2016.

-          Transportation

Transportation segment revenues, earnings and depreciation are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change(1)

Revenues	$13,455	$13,347	0.8%

Operating (loss) earnings	$(298)	$173	(272.3)%

Depreciation	$1,591	$1,985	(19.8)%

Driver commissions	$2,836	$2,881	(1.6)%

Insurance	$1,381	$1,481	(6.8)%

Diesel fuel	$1,632	$1,311	24.5%

Maintenance expense	$1,638	$1,327	23.4%

Mileage	5,618	5,668	(0.9)%
__________________________
(1)  Represents the percentage increase (decrease) from the prior year.

The Company’s revenue rate structure includes a component for fuel costs such that fuel cost fluctuations are largely passed through to the customer over time.  To illustrate, a calculation of revenues net of fuel cost is presented below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Total transportation revenue	$13,455	$13,347
Diesel fuel cost	(1,632)	(1,311)
Revenues net of fuel(1)	$11,823	$12,036
__________________________
(1) Revenues net of fuel is a non-GAAP measure and utilized for internal analysis.

Revenues net of fuel are reduced in the first quarter of 2017 because of competition within the transportation segment.  The Company began to see an uptick in activity toward the end of the first quarter of 2017 and continues to work on its strategy of streamlining operations and diversifying offerings in the transportation segment.

-          Oil and Gas

Oil and gas segment revenues and operating earnings (loss) are primarily a function of crude oil and natural gas prices and volumes.  Comparative amounts for revenues, operating earnings and depreciation and depletion are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change(1)
Revenues	$1,017	$790	28.7%

Operating loss	$(42)	$(282)	(85.1)%

Depreciation and depletion	$309	$441	(29.9)%

Dry hole expense	$-	$-	-%

Producing property impairments	$-	$1	(100.0)%

Prospect impairments	$3	$28	(89.3)%
________________________________
(1)	Represents the percentage increase (decrease) from the prior year.

Oil and gas revenues and operating earnings increased in the comparative first quarter of 2017 as commodity price increases offset production declines.  Volumes declined consistent with reduced drilling activity.  Depreciation and depletion expense is calculated on a units of production basis and is lower primarily due to a reduction in production volumes.

Production volumes and price information is as follows:

	Three Months Ended
	March 31,
	2017	2016
Crude Oil
Volume – barrels	8,474	10,071
Average price per barrel	$48.78	$29.17

Natural gas
Volume – mcf	140,707	197,433
Average price per mcf	$2.99	$1.95

Natural gas liquids
Volume – barrels	7,293	11,476
Average price per barrel	$25.00	$9.68

-	General and administrative

General and administrative expenses increased from $2.2 million during the first quarter of 2016 to $2.6 million during the first quarter of 2017 due to utilization of outside consultants as the Company conducted its review of strategic alternatives for the oil and gas exploration and production subsidiary.

-	Investments

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

During the third quarter of 2016, the Company completed a review of its equity method investment in Bencap and determined there was an other than temporary impairment.  Underlying this decision are the terms of the investment agreement where Bencap has the option to request borrowings up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that the Company must provide or forfeit its 30% member interest.  During the third quarter of 2016, management of the Company determined that it was unlikely to provide additional funding due to Bencap’s lower than projected revenue growth and operating losses since investment inception.  As a result, the Company recognized a net loss of $1.4 million from its investment in Bencap as of September 30, 2016.  This loss included a pre-tax impairment charge of $1.7 million and pre-tax losses from the equity method investment of $0.5 million. In February 2017, Bencap requested additional funding of approximately $0.5 million and the Company declined the additional funding request and forfeited its 30% member interest in BenCap.

In April 2016 the Company, through its ARMM subsidiary, acquired an approximate 15% equity interest (less than 3% voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), for a $2.5 million cash payment.  VestaCare provides an array of software as a service (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™.  VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients.  The Company has accounted for this investment under the cost method of accounting for investments.  The Company does not currently have any plans to pursue additional medical-related investments.

Outlook

The Company plans to operate its segments with internally generated cash flows during 2017, but plans to remain flexible as the focus will be on business development opportunities.  During 2017, the Company plans to leverage its investment in the transportation segment’s Houston terminal with the continued efforts to diversify service offerings, grow in new or existing areas with its marketing segment and complete the exit of the upstream oil and gas business.

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

As of March 31, 2017 and December 31, 2016, the Company had no bank debt or other forms of debenture obligations.  Cash balances are maintained in order to meet the timing of day-to-day cash needs and such amounts and working capital, the excess of current assets over current liabilities, were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Cash	$98,073	$87,342

Working capital	$107,777	$106,444

Cash provided from operating activities was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in) operating activities	$12,150	$(2,358)

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

The Company relies heavily on its ability to obtain open-line trade credit from its suppliers especially with respect to its crude oil marketing operation.  During the fourth quarter of 2016, the Company elected to make several early payments in its crude oil marketing.  The Company’s cash balance increased by approximately $12 million as of March 31, 2017 relative to the year ended December 31, 2016 as the year end 2016 balance was slightly lower than normal as a result of early payments made during the fourth quarter of 2016.

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

Early payments, collateral and letters of credit amounts were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Early payments received	$14,347	$15,032
Cash collateral received	$-	$-
Prepayments to suppliers	$-	$-
Early payments to suppliers	$2,743	$14,382
Letters of credit outstanding	$-	$-

Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

The Company utilizes cash from operations to make discretionary investments in its marketing, transportation and exploration businesses.  With the exception of commitments totaling approximately $7.2 million associated with barge affreightment contracts, storage tank terminal arrangements and office lease space, the Company’s future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital project spending through the first three months of 2017 is as follows (in thousands):

Expended through
March 31, 2017

Crude oil marketing	$82
Truck transportation	102
Oil and gas exploration	822
$1,006

A quarterly dividend of $0.22 per common share or $928,000 was paid during each of the first quarters of 2017 and 2016.  The most significant item affecting future increases or decreases in liquidity is earnings from operations and such earnings are dependent on the success of future operations.  See Part I, Item 1A Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies and Use of Estimates

There have been no material changes to the Company’s ‟Critical Accounting Policies and Use of Estimates” disclosures that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s ‟Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements – Safe Harbor Provisions

This quarterly report for the period ended March 31, 2017 contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  To the extent such statements are not recitations of historical fact, forward-looking statements involve risks and uncertainties.  In particular, statements included herein and/or in the Company’s latest Annual Report on Form 10-K under the captions (a) Production and Reserve Information, (b) Regulatory Status and Potential Environmental Liability, (c) Management’s Discussion and Analysis of Financial Condition and Results of Operations, (d) Critical Accounting Policies and Use of Estimates, (e) Quantitative and Qualitative Disclosures about Market Risk, (f) Income Taxes, (g) Concentration of Credit Risk, (h) Fair Value Contract Activities, and (i) Commitments and Contingencies, among others, contain forward-looking statements.  Where the Company expresses an expectation or belief regarding future results of events, such expression is made in good faith and believed to have a reasonable basis in fact.  However, there can be no assurance that such expectation or belief will actually result or be achieved.

All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

With the uncertainties of forward looking statements in mind, the reader should consider the risks discussed elsewhere in this report and other documents filed with the Securities and Exchange Commission from time to time and the important factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under ‟Item 1A Risk Factors” that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Item 4.  Disclosure Controls and Procedures

The Company maintains ‟disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the ‟Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, continues to exist as of March 31, 2017.

Remediation of Material Weakness in Internal Control over Financial Reporting

We have taken and are continuing to take actions to improve our internal controls over financial reporting, including advancing previously identified initiatives to address our material weakness.  The actions we have taken and are continuing to take are subject to ongoing senior management review.  These remediation actions include:

•	Performing a review to ensure that no personnel signs off as the reviewer and subsequently posts the journal entry to the general ledger.
•	Considering repositioning the personnel in the financial close group to allow for more segregation of duties within the group.
•
Addressing the control gap relating to the segregation of duties by requiring review of the manual journal entry to occur after the journal entry is independently posted.  Review after posting restricts the ability to edit the journal entry.

While the remediation actions are in process, the action will take time to be fully integrated and confirmed as effective and sustainable.  Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

Other than what is stated above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

AREC is named as a defendant in a number of Louisiana lawsuits involving alleged environmental contamination from prior drilling operations.  Such suits typically allege improper disposal of oilfield wastes in earthen pits, with one matter involving allegations that drilling operations in 1986 contributed to the formation of a sinkhole in 2012 (the “Sinkhole Cases”).  The Sinkhole Cases, while arising from a singular event, include a number of different lawsuits brought in Louisiana State Court and one consolidated action in the United States District Court for the Eastern District of Louisiana.  In addition to the Sinkhole Cases, AREC is currently involved in two other such suits.  These suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004, and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013.  Each suit involves multiple industry defendants with substantially larger proportional interest in the properties.  In addition, the Sinkhole Cases involve a number of defendants in the solution mining industry, in which AREC has never participated.  In the LePetit Chateau Deluxe matter, all the larger defendants have settled the case.  The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages.  While management does not believe that a material adverse effect on the Company will result from the claims, significant attorney fees may be incurred by AREC to address claims related to these suits.  As of March 31, 2017 and December 31, 2016, the Company has accrued $0.5 million of future legal/or settlement costs for these matters.

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

Item 1A.
Risk Factors – In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading "Item 1A. Risk Factors" included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There are no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report for the year ended December 31, 2016 or our other SEC filings.

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

ADAMS RESOURCES & ENERGY, INC
(Registrant)

Date: May 9, 2017	By /s/Thomas S. Smith
Thomas S. Smith
President, Chief Executive Officer
(Principal Executive Officer)

By /s/Josh C. Anders
Josh C. Anders
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3(a)
Certificate of Incorporation of the Company, as amended.  (Incorporated by reference to Exhibit 3(a) filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1987).

3(b)	Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) filed with the Annual Report on Form 10-K for the year ended December 31, 2012 (-File No. 1-7908).
* 31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certificate of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certificate of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* **101.INS-	XBRL Instance Document

* **101.SCH -	XBRL Taxonomy Extension Schema Document

* **101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

* **101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

* **101.LAB -	XBLR Taxonomy Extension Label Linkbase Document
* **101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits filed herewith

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income – Three Months Ended March 31, 2017 and 2016, (ii) the Consolidated Balance Sheets – March 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Cash Flows – Three Months Ended March 31, 2017 and 2016 and (iv) Notes to Consolidated Financial Statements.