Form 10-Q
period 2017-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2017-08-09
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___  to  ___.

Commission file number: 1-07908
ADAMS RESOURCES & ENERGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-1753147
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 South Briar Hollow Lane, Suite 100 Houston, Texas 77027
(Address of Principal Executive Offices, including Zip Code)

(713) 881-3600
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

A total of 4,217,596 shares of Common Stock were outstanding at August 1, 2017. Our Common Stock trades on the New York Stock Exchange under the ticker symbol “AE.”

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Marketing	$301,176	$278,529	$589,791	$514,923
Transportation	13,616	13,860	27,071	27,207
Oil and natural gas	410	774	1,427	1,564
Total revenues	315,202	293,163	618,289	543,694

Costs and expenses:
Marketing	297,508	268,780	582,661	497,837
Transportation	11,851	11,309	24,013	22,498
Oil and natural gas	201	779	951	1,410
General and administrative	1,460	1,938	4,097	4,138
Depreciation, depletion and amortization	3,563	4,756	7,532	9,871
Total costs and expenses	314,583	287,562	619,254	535,754

Operating earnings (losses)	619	5,601	(965)	7,940

Other income (expense):
Loss on deconsolidation of subsidiary (Note 3)	(1,635)	—	(1,635)	—
Losses from equity investments	—	(209)	—	(400)
Interest income	260	96	419	199
Interest expense	(1)	—	(2)	—
Total other income (expense), net	(1,376)	(113)	(1,218)	(201)

(Losses) earnings before income taxes	(757)	5,488	(2,183)	7,739
Income tax benefit (provision)	475	(2,084)	1,041	(2,905)

Net (losses) earnings	$(282)	$3,404	$(1,142)	$4,834

Earnings (losses) per share:
Basic and diluted net (losses) earnings
per common share	$(0.07)	$0.81	$(0.27)	$1.15

Weighted average number of common
shares outstanding	4,218	4,218	4,218	4,218

Dividends per common share	$0.22	$0.22	$0.44	$0.44

See notes to unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$103,687	$87,342
Accounts receivable, net of allowance for doubtful
accounts of $217 and $225, respectively	72,923	87,162
Accounts receivable – related party	417	—
Inventory	15,957	13,070
Derivative assets	782	112
Income tax receivable	3,071	2,735
Prepayments and other current assets	1,208	2,097
Total current assets	198,045	192,518
Property and equipment:
Marketing	56,272	56,907
Transportation	70,637	70,849
Oil and gas (successful efforts method)	—	62,784
Other	108	108
Total property and equipment	127,017	190,648
Less – Accumulated depreciation, depletion and amortization	(93,912)	(144,323)
Total property and equipment, net	33,105	46,325
Investments in unconsolidated affiliates	7,570	2,500
Cash deposits and other	5,230	5,529
Total assets	$243,950	$246,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,228	$79,897
Accounts payable – related party	—	53
Derivative liabilities	34	64
Other current liabilities	4,912	6,060
Total current liabilities	88,174	86,074
Other long-term liabilities:
Asset retirement obligations	1,236	2,329
Deferred taxes and other liabilities	6,226	7,157
Total liabilities	95,636	95,560

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	136,199	139,197
Total shareholders’ equity	148,314	151,312
Total liabilities and shareholders’ equity	$243,950	$246,872

See notes to unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net (losses) earnings	$(1,142)	$4,834
Adjustments to reconcile net (losses) earnings to net cash
provided by operating activities:
Depreciation, depletion and amortization	7,532	9,871
Gains on sale of property	(129)	(1,275)
Impairment of oil and natural gas properties	3	87
Provision for doubtful accounts	(8)	93
Deferred income taxes	(926)	(1,965)
Net change in fair value contracts	(700)	(124)
Losses from equity investment	—	400
Loss on deconsolidation of subsidiary (Note 3)	1,635	—
Changes in assets and liabilities:
Accounts receivable	13,581	(10,073)
Accounts receivable/payable, affiliates	(151)	—
Inventories	(2,887)	(5,191)
Income tax receivable	(336)	2,587
Prepayments and other current assets	887	(1,683)
Accounts payable	3,357	7,043
Accrued liabilities	(483)	1,570
Other	(461)	(22)
Net cash provided by operating activities	19,772	6,152

Investing activities:
Property and equipment additions	(2,108)	(4,812)
Proceeds from property sales	190	2,860
Investments in unconsolidated affiliates	—	(4,700)
Insurance and state collateral (deposits) refunds	347	1,250
Net cash used in investing activities	(1,571)	(5,402)

Financing activities:
Dividends paid on common stock	(1,856)	(1,856)
Net cash used in financing activities	(1,856)	(1,856)

Increase (decrease) in cash and cash equivalents	16,345	(1,106)
Cash and cash equivalents at beginning of period	87,342	91,877
Cash and cash equivalents at end of period	$103,687	$90,771

See notes to unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2017	$422	$11,693	$139,197	$151,312
Net losses	—	—	(1,142)	(1,142)
Dividends paid on common stock	—	—	(1,856)	(1,856)
Balance, June 30, 2017	$422	$11,693	$136,199	$148,314

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2016	$422	$11,693	$140,395	$152,510
Net earnings	—	—	4,834	4,834
Dividends paid on common stock	—	—	(1,856)	(1,856)
Balance, June 30, 2016	$422	$11,693	$143,373	$155,488

See notes to unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. (“AE”), a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals and dry bulk, and oil and gas exploration and production. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in three business segments: (i) crude oil marketing, (ii) tank truck transportation of liquid chemicals and dry bulk, and (iii) oil and gas exploration and production. We expect to exit the oil and gas exploration and production business later this year.

On April 21, 2017, Adams Resources Exploration Corporation (“AREC”), our wholly owned subsidiary, filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), Case No. 17-10866 (KG). AREC continues to operate its business and manage its properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court. AE is the primary creditor in the Chapter 11 process. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses.

On May 3, 2017, AREC filed a motion with the Bankruptcy Court for approval of an auction process and engagement of Oil & Gas Asset Clearinghouse to conduct the auction. The auction commenced on July 19, 2017 to determine the highest or otherwise best bid to acquire all or substantially all of AREC’s assets pursuant to Section 363 of the Bankruptcy Code.

As a result of the voluntary bankruptcy filing in April 2017 by AREC, we no longer control the operations of AREC; therefore, we deconsolidated AREC effective with the bankruptcy filing and recorded our investment in AREC under the cost method. See Note 3 for further information.

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results expected for the full year of 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the SEC on March 31, 2017. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. Losses from equity investments has been classified as a component of other income (expense), net, with its tax effect included in the income tax benefit.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. While we believe the estimates and assumptions used in the preparation of the condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

Note 2. General Accounting and Disclosure Matters

Fair Value Measurements

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities are recorded at fair value based on market quotations from actively traded liquid markets.

A three-tier hierarchy has been established that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any current reporting periods. See Note 7 for further information.

Investments in Unconsolidated Affiliates

Bencap. We owned a 30% member interest in Bencap LLC (“Bencap”). Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans. We accounted for this investment under the equity method of accounting. Underlying the terms of the investment agreement, Bencap had the option to request borrowings from us of up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that we were required to provide or forfeit our 30% member interest. During 2016, our management determined that we were unlikely to provide additional funding due to Bencap’s lower than projected revenue growth and operating losses since investment inception. During 2016, we recognized a net loss of $1.4 million to write-off our investment in Bencap during the quarter ended September 30, 2016, which included a pre-tax impairment charge of $1.7 million and pre-tax losses from the equity method investment of $0.5 million. In February 2017, Bencap requested additional funding of approximately $0.5 million. We declined the additional funding request and forfeited our 30% member interest in Bencap. At June 30, 2017, we have no further ownership interest in Bencap. We currently do not have any plans to pursue additional medical-related investments.

VestaCare. We own an approximate 15% equity interest (less than 3% voting interest) in VestaCare, Inc., a California corporation (“VestaCare”). VestaCare provides an array of software as a service (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We account for this investment under the cost method of accounting.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AREC. As a result of the voluntary bankruptcy filing in April 2017 and our loss of control of AREC, we deconsolidated AREC effective with the bankruptcy filing and we now record our investment in AREC under the cost method. See Note 3 for further information.

Letter of Credit Facility

We maintain a Credit and Security Agreement with Wells Fargo Bank to provide up to a $60 million stand-by letter of credit facility used to support crude oil purchases within our crude oil marketing segment. This facility is collateralized by the eligible accounts receivable within the crude oil marketing segment.

The issued stand-by letters of credit are canceled as the underlying purchase obligations are satisfied by cash payment when due. The letter of credit facility places certain restrictions on Gulfmark Energy, Inc., our wholly owned subsidiary. Such restrictions include the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions. We are currently in compliance with all such financial covenants. No letter of credit amounts were outstanding at June 30, 2017 and December 31, 2016. The letter of credit facility expires on August 31, 2017, and we anticipate renewing the facility for another one-year term.

Prepayments and Other Current Assets

The components of prepayments and other current assets are as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016

Insurance premiums	$679	$1,403
Rents, license and other	529	694
Total	$1,208	$2,097

Property and Equipment

We capitalize expenditures for major renewals and betterments, and we expense expenditures for maintenance and repairs as incurred. We capitalize interest costs incurred in connection with major capital expenditures and amortize these costs over the lives of the related assets. When properties are retired or sold, the related cost and accumulated depreciation, depletion and amortization is removed from the accounts and any gain or loss is reflected in earnings.

We account for oil and gas exploration and development expenditures in accordance with the successful efforts method of accounting. We capitalize direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees. We initially capitalize exploratory drilling costs until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a quarterly basis. If an exploratory well is determined to be nonproductive, the costs of drilling the well are charged to expense. Costs incurred to drill and complete development wells, including dry holes, are capitalized. As of June 30, 2017, we had no unevaluated or suspended exploratory drilling costs. Effective in April 2017, our oil and gas subsidiary was deconsolidated and is now accounted for as a cost method investment, as a result of its bankruptcy filing (see Note 3).

We calculate depreciation, depletion and amortization of the cost of proved oil and gas properties using the units-of-production method. The reserve base or denominator used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. For lease and well equipment, development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. The numerator for such calculations is actual production volumes for the period. All other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to twenty years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We review our long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. Any impairment recognized is permanent and may not be restored. Property and equipment is reviewed at the lowest level of indentifiable cash flows. Producing oil and gas properties are reviewed on a field-by-field basis. Fields with carrying values in excess of their estimated undiscounted future net cash flows are deemed impaired. For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model. Cash flows are developed based on estimated future production and prices are then discounted using a market based rate of return consistent with that used by us in evaluating cash flows for other assets of a similar nature.

On a quarterly basis, our management evaluates the carrying value of non-producing oil and gas leasehold properties and may deem them impaired based on remaining lease term, area drilling activity and our plans for the property. This fair value measure depends highly on our assessment of the likelihood of continued exploration efforts in a given area. Therefore, such data inputs are categorized as “unobservable” or “Level 3” inputs (see Note 7). Impairment provisions included in our oil and gas segment operating losses were not material during the three and six months ended June 30, 2017 and 2016.

Since we are no longer the operator of our oil and gas property interests, we do not maintain the underlying detail acreage data and we are dependent on the operator when determining which specific acreage will ultimately be drilled. However, the capitalized cost detail on a property-by-property basis is reviewed by management, and deemed impaired if development is not anticipated prior to lease expiration. Onshore leasehold periods are normally three years and may contain renewal options.

Revenue Recognition

Certain commodity purchase and sale contracts utilized by our crude oil marketing business qualify as derivative instruments with certain specifically identified contracts also designated as trading activity. From the time of contract origination, such trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying consolidated financial statements.

Most crude oil purchase and sale contracts qualify and are designated as non-trading activities, and we consider such contracts as normal purchases and sales activity. For normal purchases and sales, our customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer. Such sales are recorded on a gross basis in the financial statements because we take title, have risk of loss for the products, are the primary obligor for the purchase, establish the sale price independently with a third party and maintain credit risk associated with the sale of the product.

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

Reporting such crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue gross-up	$44,908	$99,082	$102,473	$175,009

Transportation segment customers are invoiced, and the related revenue is recognized as the service is provided. Oil and gas revenue from our interests in producing wells is recognized as title and physical possession of the oil and gas passes to the purchaser.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The new accounting standard, along with its related amendments, replaces the current rules-based U.S. GAAP governing revenue recognition with a principles-based approach. We plan to adopt the new standard on January 1, 2018 using the modified retrospective approach, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to equity.  In accordance with this approach, our consolidated revenues for periods prior to January 1, 2018 will not be revised.

The core principle in the new guidance is that a company should recognize revenue in a manner that fairly depicts the transfer of goods or services to customers in amounts that reflect the consideration the company expects to receive for those goods or services.  In order to apply this core principle, companies will apply the following five steps in determining the amount of revenues to recognize: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied. Each of these steps involves management’s judgment and an analysis of the contract’s material terms and conditions.

Our implementation activities related to ASC 606 are ongoing. We do not anticipate that there will be material differences in the amount or timing of revenues recognized following the new standard’s adoption date. Although total consolidated revenues may not be materially impacted by the new guidance, we do anticipate significant changes to our disclosures based on the additional requirements prescribed by ASC 606. These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities. Additionally, we are currently evaluating our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.

Leases. In February 2016, the FASB issued ASC 842, Leases (“ASC 842”), which requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use (“ROU”) asset approach. We plan to adopt the new standard on January 1, 2019 using the modified retrospective method described within ASC 842.

The new standard introduces two lease accounting models, which result in a lease being classified as either a “finance” or “operating” lease on the basis of whether the lessee effectively obtains control of the underlying asset during the lease term. A lease would be classified as a finance lease if it meets one of five classification criteria, four of which are generally consistent with current lease accounting guidance. By default, a lease that does not meet the criteria to be classified as a finance lease will be deemed an operating lease. Regardless of classification, the initial measurement of both lease types will result in the balance sheet recognition of a ROU asset representing a company’s right to use the underlying asset for a specified period of time and a corresponding lease liability. The lease liability will be recognized at the present value of the future lease payments, and the ROU asset will equal the lease liability adjusted for any prepaid rent, lease incentives provided by the lessor, and any indirect costs.

The subsequent measurement of each type of lease varies. Leases classified as a finance lease will be accounted for using the effective interest method. Under this approach, a lessee will amortize the ROU asset (generally on a straight-line basis in a manner similar to depreciation) and the discount on the lease liability (as a component of interest expense). Leases classified as an operating lease will result in the recognition of a single lease expense amount that is recorded on a straight-line basis (or another systematic basis, if more appropriate).

We are in the process of reviewing our lease agreements in light of the new guidance. Although we are in the early stages of our ASC 842 implementation project, we anticipate that this new lease guidance will cause significant changes to the way leases are recorded, presented and disclosed in our consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Subsidiary Bankruptcy and Deconsolidation

Bankruptcy Filing and Deconsolidation

As a result of AREC’s bankruptcy filing in April 2017, AE has ceded its authority to the Bankruptcy Court, and AE management cannot carry on AREC activities in the ordinary course of business without Bankruptcy Court approval. AE manages the day-to-day operations of AREC, but does not have discretion to make significant capital or operating budgetary changes or decisions and purchase or sell significant assets, as AREC’s material decisions are subject to review by the Bankruptcy Court. For these reasons, we have concluded that AE has lost control of AREC, and no longer has significant influence over AREC during the pendency of the bankruptcy. Therefore, we deconsolidated AREC effective with the filing of the Chapter 11 bankruptcy in April 2017.

In order to deconsolidate AREC, the carrying values of the assets and liabilities of AREC were removed from our consolidated balance sheet as of April 30, 2017, and we recorded our investment in AREC at its estimated fair value of approximately $5.0 million. We determined the fair value of our investment based upon bids we received in the auction process and determined that the estimated fair value of our investment in AREC was expected to be lower than its net book value immediately prior to the deconsolidation. As a result, at June 30, 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC, which reflects the excess of the net assets of AREC over its estimated fair value based on the expected sales transaction price of approximately $5.0 million. Subsequent to the deconsolidation of AREC, we are accounting for our investment in AREC using the cost method of accounting because AE does not exercise significant influence over the operations of AREC due to the Chapter 11 filing.

On August 1, 2017, a hearing was held before the Bankruptcy Court seeking approval of asset purchase agreements with two unaffiliated parties to purchase AREC’s oil and gas assets for aggregate cash proceeds of approximately $5.0 million. The Bankruptcy Court approved the asset purchase agreements, we are currently negotiating the assets purchase agreements.

DIP Financing – Related Party Relationship

In connection with the bankruptcy filing, AREC entered into a Debtor in Possession Credit and Security Agreement with AE (“DIP Credit Agreement”) dated as of April 25, 2017, in an aggregate amount of up to $1.25 million, of which the funds are to be used by AREC solely to fund operations through August 11, 2017. Loans under the DIP Credit Agreement accrue interest at a rate of LIBOR plus 2.0% per annum and are due and payable upon the earlier of (a) twelve months after the petition date, (b) the closing of the sale of substantially all of AREC’s assets, (c) the effective date of a Chapter 11 plan of reorganization of AREC, and (d) the date that the DIP loan is accelerated upon the occurrence of an event of default, as defined in the DIP Credit Agreement. At June 30, 2017, approximately $0.4 million was outstanding under the DIP Credit Agreement and was included in accounts receivable, related party on our unaudited condensed consolidated balance sheet.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016

Insurance collateral deposits	$4,824	$5,032
State collateral deposits	62	143
Materials and supplies	344	354
Total	$5,230	$5,529

We have established certain deposits to support participation in our liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits. Insurance collateral deposits are invested at the discretion of our insurance carrier and such investments primarily consist of intermediate term federal government bonds, corporate bonds and bonds backed by federal agencies. This fair value measure relies on inputs from quoted prices for similar assets and is thus categorized as a “Level 2” valuation in the fair value hierarchy. See Note 7 for further information.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Reporting

Our three reporting segments are (i) crude oil marketing, (ii) tank truck transportation of liquid chemicals and dry bulk, and (iii) oil and gas exploration and production. Our oil and gas exploration and production segment filed for bankruptcy in April 2017 (see Note 3), and as a result of the loss of control, was deconsolidated and is being accounted for under the cost method. AREC remained a reportable segment until its deconsolidation, effective April 30, 2017.

Information concerning our various business activities is summarized as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Oil and Gas	Total

Three Months Ended June 30, 2017
Revenues	$301,176	$13,616	$410	$315,202
Segment operating earnings	1,691	293	95	2,079
Depreciation, depletion and amortization	1,977	1,472	114	3,563
Property and equipment additions (reductions)	191	(92)	1,003	1,102

Three Months Ended June 30, 2016
Revenues	$278,529	$13,860	$774	$293,163
Segment operating (losses) earnings	7,235	701	(397)	7,539
Depreciation, depletion and amortization	2,514	1,850	392	4,756
Property and equipment additions	251	334	17	602

Six Months Ended June 30, 2017
Revenues	$589,791	$27,071	$1,427	$618,289
Segment operating (losses) earnings	3,084	(5)	53	3,132
Depreciation, depletion and amortization	4,046	3,063	423	7,532
Property and equipment additions	273	10	1,825	2,108

Six Months Ended June 30, 2016
Revenues	$514,923	$27,207	$1,564	$543,694
Segment operating (losses) earnings	11,883	874	(679)	12,078
Depreciation, depletion and amortization	5,203	3,835	833	9,871
Property and equipment additions	514	4,151	147	4,812

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Segment operating earnings	$2,079	$7,539	$3,132	$12,078
General and administrative	(1,460)	(1,938)	(4,097)	(4,138)
Operating earnings (losses)	619	5,601	(965)	7,940
Loss on deconsolidation of subsidiary	(1,635)	—	(1,635)	—
Losses from equity investments	—	(209)	—	(400)
Interest income	260	96	419	199
Interest expense	(1)	—	(2)	—
(Losses) earnings before income taxes	$(757)	$5,488	$(2,183)	$7,739

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016

Marketing	$93,092	$107,257
Transportation	30,348	32,120
Oil and Gas (1)	5,070	7,279
Cash and other	115,440	100,216
Total assets	$243,950	$246,872
_________________

(1)	At June 30, 2017, amount represents our cost method investment in this segment.

Intersegment sales are insignificant and all sales occurred in the United States. Other identifiable assets are primarily corporate cash, corporate accounts receivable, investments and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 6. Transactions with Affiliates

The late Mr. K. S. Adams, Jr., former Chairman of the Board, and certain of his family partnerships and affiliates have participated as working interest owners with AREC. Mr. Adams and the affiliates participated on terms similar to those afforded other non-affiliated working interest owners. While these affiliates have generally maintained their existing property interest, they have not participated in any such transactions originating after the death of Mr. Adams in October 2013.

In connection with the operation of certain oil and gas properties, we also charge such related parties for administrative overhead primarily as prescribed by the Council of Petroleum Accountants Society Bulletin 5. We also enter into certain transactions in the normal course of business with other affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space from an affiliated entity.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We utilize our former affiliate, Bencap, to administer certain of our employee medical benefit programs including a detail audit of individual medical claims. See Note 2 for further discussion. Bencap earns a fee from us for providing such services at a discounted amount from its standard charge to non-affiliates. In February 2017, Bencap requested additional funding of approximately $0.5 million from us. We declined the additional funding request and forfeited our 30% member interest in Bencap. At June 30, 2017, we have no further ownership interest in Bencap.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Overhead recoveries	$—	$7	$—	$28
Affiliate billings to us	24	27	36	38
Billings to affiliates	1	1	2	2
Rentals paid to affiliate	158	155	325	318
Fees paid to Bencap (1)	—	94	108	130
___________________

(1)	Amount represents fees paid to Bencap through the forfeiture of our investment during the first quarter of 2017. As a result of the investment forfeiture, Bencap is no longer an affiliate.

DIP Financing

In connection with its voluntary bankruptcy filing, AREC entered into a DIP Credit Agreement with AE. At June 30, 2017, approximately $0.4 million was outstanding under the DIP Credit Agreement. We earned interest income of approximately $0.1 million under the DIP Credit Agreement through June 30, 2017. See Note 3 for further discussion.

Note 7. Derivative Instruments and Fair Value Measurements

Derivative Instruments

Our crude oil marketing segment is involved in the purchase and sale of crude oil. We seek to profit by procuring the commodity as it is produced and then delivering the material to the end users or the intermediate use marketplace. As typical for the industry, such transactions are made pursuant to the terms of forward month commodity purchase and/or sale contracts. Some of these contracts meet the definition of a derivative instrument, and therefore, we account for such contracts at fair value, unless the normal purchase and sale exception is applicable. Such underlying contracts are standard for the industry and are the governing document for our crude oil marketing segment. None of our derivative instruments have been designated as hedging instruments.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the date indicated (in thousands):

	June 30, 2017
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$1,182	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	434	—
Less counterparty offsets	(400)	—	(400)	—
As reported fair value contracts	$782	$—	$34	$—

As of June 30, 2017, our derivative valuations were comprised of eight commodity purchase and sale contracts. These contracts encompassed approximately 97 barrels per day of crude oil during July 2017 through October 2017, 65 barrels per day of crude oil during November 2017 through January 2018 and 145,000 barrels of crude oil during July 2017 through August 2017.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the date indicated (in thousands):

	December 31, 2016
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$378	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	330	—
Less counterparty offsets	(266)	—	(266)	—
As reported fair value contracts	$112	$—	$64	$—

As of December 31, 2016, our derivative valuations were comprised of two commodity purchase and sale contracts. These contracts encompassed approximately 65 barrels per day of diesel fuel during January through March 2017 and 145,000 barrels of crude oil during January 2017 through April 2017.

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. As of June 30, 2017 and December 31, 2016, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Earnings (losses)		Earnings (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues – Marketing	$280	$282	$700	$124

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	June 30, 2017
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
Derivatives:
Current assets	$—	$1,182	$—	$(400)	$782
Current liabilities	—	(434)	—	400	(34)
Net value	$—	$748	$—	$—	$748

	December 31, 2016
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
Derivatives:
Current assets	$—	$378	$—	$(266)	$112
Current liabilities	—	(330)	—	266	(64)
Net value	$—	$48	$—	$—	$48

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of such inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. As of June 30, 2017 and December 31, 2016, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the six months ended June 30, 2017 (in thousands):

Fair Value Measurements at the End of the Reporting Period Using
Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant	Total
	Value at	Identical Assets	Observable	Unobservable	Non-Cash
	June 30,	and Liabilities	Inputs	Inputs	Impairment
	2017	(Level 1)	(Level 2)	(Level 3)	Loss

Investment in AREC (1)	$5,070	$—	$5,070	$—	$1,635
________________

(1)	The estimated fair value is based on Bankruptcy Court approved bids for assets. See Note 3 for further information.

Note 8. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2017	2016

Cash paid for federal and state taxes	$225	$1,845

Non-cash transactions:
Change in accounts payable related to property and equipment additions	455	340

Note 9. Commitments and Contingencies

Insurance Policies

Under our automobile and workers’ compensation insurance policies, we can either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances the risk of insured losses is shared with a group of similarly situated entities. We have appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to us or our insurance carrier as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016
Estimated expenses and liabilities	$2,187	$2,657

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We maintain a self-insurance program for managing employee medical claims. A liability for expected claims incurred but not reported is established on a monthly basis. As claims are paid, the liability is relieved. We also maintain third party insurance stop-loss coverage for annual aggregate medical claims exceeding $4.5 million. Medical accrual amounts were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016
Accrued medical claims	$1,169	$1,411

Litigation

AREC is named as a defendant in a number of Louisiana lawsuits involving alleged environmental contamination from prior drilling operations. Such suits typically allege improper disposal of oilfield wastes in earthen pits, with one matter involving allegations that drilling operations in 1986 contributed to the formation of a sinkhole in 2012 (the “Sinkhole Cases”). The Sinkhole Cases, while arising from a singular event, include a number of different lawsuits brought in Louisiana State Court and one consolidated action in the United States District Court for the Eastern District of Louisiana.  In addition to the Sinkhole Cases, AREC is also currently involved in two other suits. These suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013. Each suit involves multiple industry defendants with substantially larger proportional interest in the properties. In the LePetit Chateau Deluxe matter, all the larger defendants have settled the case.

The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages. While we do not believe that these claims will result in a material adverse effect on us, significant attorney fees may be incurred to address claims related to these suits. As of December 31, 2016, we had $0.5 million accrued of future legal costs for these matters. During May 2017, AREC was dismissed without prejudice as a party to the suit with Henning Management. Management also determined that the likelihood of future claims from other remaining litigation was remote. As such, we reversed the $0.5 million accrual for future legal settlements related to these matters. As of June 30, 2017, we had no remaining accruals for legal costs for these matters.

From time to time as incidental to its operations, we may become involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, we are a party to motor vehicle accidents, worker compensation claims and other items of general liability as would be typical for the industry. We are presently unaware of any claims against us that are either outside the scope of insurance coverage or that may exceed the level of insurance coverage and could potentially represent a material adverse effect on our financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), as filed on March 31, 2017 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2016 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

Adams Resources & Energy, Inc. (“AE”), a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in the business of crude oil marketing, tank truck transportation of liquid chemicals and dry bulk, and oil and gas exploration and production. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in three business segments: (i) crude oil marketing, (ii) tank truck transportation of liquid chemicals and dry bulk, and (iii) oil and gas exploration and production. We expect to exit the oil and gas exploration and production business later this year.

Recent Developments

On April 21, 2017, our wholly owned subsidiary, Adams Resources Exploration Corporation (“AREC”), filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), Case No. 17-10866 (KG). AREC continues to operate its business and manage its properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court. AE is the primary creditor in the Chapter 11 process. At June 30, 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC, which reflects the excess of the net assets of AREC over its estimated fair value based on an expected sales transaction price of approximately $5.0 million.

In connection with the bankruptcy filing, AREC entered into a DIP Credit Agreement with AE. At June 30, 2017, approximately $0.4 million was outstanding under the DIP Credit Agreement. See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change (1)	2017	2016	Change (1)

Revenues	$301,176	$278,529	8%	$589,791	$514,923	15%
Operating earnings	1,691	7,235	(77%)	3,084	11,883	(74%)
Depreciation	1,977	2,514	(21%)	4,046	5,203	(22%)
Driver commission	3,129	3,833	(18%)	6,191	8,341	(26%)
Insurance	1,258	1,947	(35%)	2,497	4,117	(39%)
Fuel	1,284	1,305	(2%)	2,638	2,978	(11%)
_________________________________

(1)	Represents the percentage increase (decrease) from the prior year periods.

Supplemental volume and price information was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Field level purchase volumes – per day (1)
Crude oil – barrels	66,817	75,986	66,605	82,093

Average purchase price
Crude oil – per barrel	$46.34	$42.45	$47.67	$35.34
_____________________________

(1)	Reflects the volume purchased from third parties at the field level of operations.

Crude oil marketing revenues increased during the three and six months ended June 30, 2017 primarily as a result of an increase in the market price of crude oil. The increase in crude oil prices during 2017 has offset the decline in crude oil marketing volumes during the three and six months ended June 30, 2017 as compared to the same periods in 2016. Our marketing operating earnings were adversely affected by crude oil volume declines, inventory valuation changes as well as a narrowing of margins during the 2017 period. By the end of June 2017, we began to see an increase in volumes as activity in our marketing areas has increased in recent months.

Driver commissions decreased during the three and six months ended June 30, 2017 as compared to the same periods in 2016 as a result of the decrease in crude oil marketing volumes. Insurance costs decreased as a result of favorable driver safety performance during 2017 as compared to the same periods in 2016. Fuel costs decreased consistent with decreased marketing volumes during 2017 as compared to the same periods in 2016.

Field Level Operating Earnings (Non-GAAP Financial Measure)

Inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations are two significant factors affecting comparative crude oil marketing segment operating earnings. As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period is reasonably consistent. During periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

Crude oil marketing operating earnings are also affected by the valuations of our forward month commodity contracts (derivative instruments). These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level). Only those contracts qualifying as derivative instruments are accorded fair value treatment while the companion contracts to purchase crude oil at the wellhead (field level) are not subject to fair value treatment. The valuation of derivative instruments at period end requires the recognition of “mark-to-market” gains and losses.

The impact of inventory liquidations and derivative valuations on our marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

As reported segment operating earnings	$1,691	$7,235	$3,084	$11,883
Add (subtract):
Inventory liquidation gains	—	(4,008)	—	(6,211)
Inventory valuation losses	1,405	—	2,063	—
Derivative valuation gains	(280)	(282)	(700)	(124)
Field level operating earnings (1)	$2,816	$2,945	$4,447	$5,548
____________________________________

(1)
The use of field level operating earnings is (a) unique to us, (b) not a substitute for a GAAP measure and (c) not comparable to any similar measures developed by industry participants. We utilize such data to evaluate the profitability of our operations.

We held crude oil inventory at a weighted average composite price in barrels as follows at the dates indicated:

	June 30, 2017		December 31, 2016
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	347,796	$45.88	255,146	$51.22

Field level operating earnings and field level purchase volumes (see above table) depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product, and delivering the product to market sales point. Field level operating earnings decreased during the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to reduced purchase volumes and reduced unit margins.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2016 Form 10-K.

Transportation

Transportation segment revenues, earnings, depreciation and other costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change (1)	2017	2016	Change (1)

Revenues	$13,616	$13,860	(2%)	$27,071	$27,207	—%
Operating earnings (losses)	$293	$701	(58%)	$(5)	$874	(101%)
Depreciation	$1,472	$1,850	(20%)	$3,063	$3,835	(20%)
Driver commission	$2,892	$2,925	(1%)	$5,728	$5,805	(1%)
Insurance	$1,072	$1,115	(4%)	$2,453	$2,595	(5%)
Fuel	$1,477	$1,447	2%	$3,109	$2,759	13%
Maintenance expense	$1,471	$1,313	12%	$3,109	$2,641	18%
Mileage	5,625	5,817	(3%)	11,243	11,485	(2%)
__________________________

(1)	Represents the percentage increase (decrease) from the prior year periods.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues net of fuel cost were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Total transportation revenue	$13,616	$13,860	$27,071	$27,207
Diesel fuel cost	(1,477)	(1,447)	(3,109)	(2,759)
Revenues net of fuel (1)	$12,139	$12,413	$23,962	$24,448
__________________________

(1)	Revenues net of fuel is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Revenues net of fuel decreased during the three and six months ended June 30, 2017 primarily as a result of increased competition within the transportation segment. We began to see an increase in transportation activity by the end of June 2017, and we continue to work on our strategy of streamlining operations and diversifying offerings in the transportation segment.

Oil and Gas

Oil and gas segment revenues and operating earnings (losses) are primarily a function of crude oil and natural gas prices and volumes. As a result of the bankruptcy filing in April 2017 and our loss of control of AREC, we deconsolidated AREC effective with the bankruptcy filing and recorded our investment in AREC under the cost method. Our results for the 2017 periods are only through April 30, 2017, during the period in which AREC as consolidated.

Revenues, operating earnings and depreciation and depletion for our oil and gas segment were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change (1)	2017	2016	Change (1)

Revenues	$410	$774	(47%)	$1,427	$1,564	(9%)
Operating earnings (losses)	95	(397)	124%	53	(679)	108%
Depreciation/depletion	114	392	(71%)	423	833	(49%)
________________________________

(1)	Represents the percentage increase (decrease) from the prior year periods.

Revenues from our oil and gas segment decreased during the three and six months ended June 30, 2017 primarily as a result of the deconsolidation of this segment effective with its bankruptcy filing in April 2017 as well as production declines offsetting commodity price increases. Volumes declined as a result of the deconsoliation of AREC in April 2017 (four months of volumes in 2017 versus six months of volumes in 2016). Depreciation and depletion expense is calculated on a units-of-production basis and is lower primarily due to a reduction in production volumes.

Supplemental volume and price information was as follows for the periods indicated (volumes in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Crude oil
Volume – barrels (1)	3,169	8,182	11,643	18,253
Average price per barrel	$51.20	$41.92	$49.44	$34.89

Natural gas
Volume – mcf (1)	48,781	163,346	189,488	360,779
Average price per mcf	$2.48	$1.80	$2.86	$1.88

Natural gas liquids
Volume – barrels (1)	3,911	9,513	11,204	20,989
Average price per barrel	$30.06	$14.40	$26.77	$11.82
________________________________

(1)	Volumes for the 2017 periods are only through April 30, 2017 as a result of the deconsolidation of this subsidiary due to its bankruptcy filing.

General and administrative

General and administrative expenses decreased $0.5 million during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 primarily due to the reversal of certain legal accruals related to legal matters, partially offset by higher legal fees.

General and administrative expenses remained relatively unchanged when comparing the six months ended June 30, 2017 with the six months ended June 30, 2016, with the reversal of certain legal accruals related to legal matters offset by higher legal fees.

Investments in Unconsolidated Affiliates

During the second quarter of 2017, we deconsolidated AREC effective with the bankruptcy filing on April 21, 2017 and recorded our investment in AREC under the cost method. Based upon bids received in the auction process (see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information), we determined that the fair value of our investment in AREC was expected to be lower than its net book value immediately prior to the deconsolidation. As a result, at June 30, 2017, we recorded a non-cash charge of $1.6 million related to the deconsolidation of AREC, which reflects the excess of the net assets of AREC over its estimated fair value based on the expected sales transaction price.

Outlook

We plan to operate our remaining business segments with internally generated cash flows during 2017, but intend to remain flexible as the focus will be on business development opportunities. During 2017, we plan to leverage our investment in the transportation segment’s Houston terminal with the continued efforts to diversify service offerings, grow in new or existing areas with our crude oil marketing segment and complete the exit of the upstream oil and gas business.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan and remain flexible.

Our wholly owned subsidiary, AREC, filed for bankruptcy in April 2017. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses. In connection with the bankruptcy filing, AREC entered into a DIP Credit Agreement with AE. At June 30, 2017, approximately $0.4 million was outstanding under the DIP Credit Agreement. We are the primary creditor in AREC’s Chapter 11 process. As a result of the auction process, we expect to sell our interest in AREC for approximately $5.0 million. We expect to close on the sales transaction in the third quarter of 2017.

As of June 30, 2017 and December 31, 2016, we had no bank debt or other forms of debenture obligations. Cash balances are maintained in order to meet the timing of day-to-day cash needs and such amounts and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016

Cash	$103,687	$87,342
Working capital	109,871	106,444

We maintain a stand-by letter of credit facility with Wells Fargo Bank to provide for the issuance of up to $60 million in stand-by letters of credit for the benefit of suppliers of crude oil. Stand-by letters of credit are issued as needed and are canceled as the underlying purchase obligations are satisfied by cash payment when due. The issuance of stand-by letters of credit enables us to avoid posting cash collateral when procuring crude oil supply.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows at the dates indicated (in thousands):

	Six Months Ended
	June 30,
	2017	2016

Net cash provided by operating activities	$19,772	$6,152
Cash used in investing activities	(1,571)	(5,402)
Cash used in financing activities	(1,856)	(1,856)

At various times each month, we make cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within our marketing operations. Crude oil supply prepayments are recouped and advanced from month to month as the suppliers deliver product to us. In addition, in order to secure crude oil supply, we may also “early pay” our suppliers in advance of the normal payment due date of the twentieth of the month following the month of production. Such “early payments” reduce cash and accounts payable as of the balance sheet date. We also require certain customers to make similar early payments or to post cash collateral with us in order to support their purchases from us. Early payments and cash collateral received from customers increases cash and reduces accounts receivable as of the balance sheet date.

Early payments were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016

Early payments received	$17,706	$15,032
Early payments to suppliers	2,933	14,382

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the fourth quarter of 2016, we elected to make several early payments in our crude oil marketing operations. Our cash balance increased by approximately $16 million as of June 30, 2017 relative to the year ended December 31, 2016 as the year end 2016 balance was slightly lower than normal as a result of these early payments made during the fourth quarter of 2016.

Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet short-term and long-term liquidity needs.

We utilize cash from operations to make discretionary investments in our marketing, transportation and oil and gas exploration businesses. With the exception of commitments totaling approximately $4.5 million associated with storage tank terminal arrangements and office lease space, our future commitments and planned investments can be readily curtailed if operating cash flows contract.

Capital spending was as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2017	2016

Crude oil marketing	$273	$514
Truck transportation	10	4,151
Oil and gas exploration	1,825	147
Investments in unconsolidated affiliates	—	4,700
Total	$2,108	$9,512

We paid a quarterly dividend of $0.22 per common share, or $0.9 million, during each of the first and second quarters of 2017 and 2016. The most significant item affecting future increases or decreases in liquidity is earnings from operations, and such earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2016 Form 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Related Party Transactions

For more information regarding related party transactions, see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2016 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2016 Form 10-K.

Item 4. Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation.

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15(e) of the Exchange Act. Based on this evaluation, as of the end of the period covered by this quarterly report, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were not effective because the material weakness in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in Item 9A of our 2016 Form 10-K, continues to exist as of June 30, 2017.

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

While the remediation actions are in process, these actions will take time to be fully integrated and confirmed as effective and sustainable. Until the remediation steps are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

Other than what is stated above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time as incidental to our operations, we may become involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, we are a party to motor vehicle accidents, worker compensation claims and other items of general liability as would be typical for the industry. We are presently unaware of any claims against us that are either outside the scope of insurance coverage or that may exceed the level of insurance coverage and could potentially represent a material adverse effect on our financial position or results of operations.

For additional information regarding our litigation matters, see “Litigation” under Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report, which subsection is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2016 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2016 Form 10-K or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1987).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
31.1*	Sarbanes-Oxley Section 302 certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document
____________
*Filed or furnished (in the case of Exhibit 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date: August 8, 2017	By:	/s/ Thomas S. Smith
Thomas S. Smith
President, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Josh C. Anders
Josh C. Anders
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)