Form 10-Q
period 2017-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2017-11-09
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

A total of 4,217,596 shares of Common Stock were outstanding at November 1, 2017. Our Common Stock trades on the NYSE MKT under the ticker symbol “AE.”

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Marketing	$282,229	$243,704	$872,020	$758,627
Transportation	13,082	12,310	40,153	39,517
Oil and natural gas	—	863	1,427	2,427
Total revenues	295,311	256,877	913,600	800,571

Costs and expenses:
Marketing	277,906	240,021	860,567	737,858
Transportation	12,668	11,039	36,681	33,537
Oil and natural gas	—	1,011	951	2,421
General and administrative	2,787	2,114	6,884	6,252
Depreciation, depletion and amortization	3,240	4,514	10,772	14,385
Total costs and expenses	296,601	258,699	915,855	794,453

Operating earnings (losses)	(1,290)	(1,822)	(2,255)	6,118

Other income (expense):
Loss on deconsolidation of subsidiary (Note 3)	(1,870)	—	(3,505)	—
Impairment of investments in unconsolidated affiliates	(2,500)	(1,732)	(2,500)	(1,732)
Losses from equity investment	—	(68)	—	(468)
Interest income	370	245	789	444
Interest expense	(8)	—	(10)	—
Total other income (expense), net	(4,008)	(1,555)	(5,226)	(1,756)

(Losses) earnings before income taxes	(5,298)	(3,377)	(7,481)	4,362
Income tax benefit (provision)	2,265	1,224	3,306	(1,681)

Net (losses) earnings	$(3,033)	$(2,153)	$(4,175)	$2,681

Earnings (losses) per share:
Basic and diluted net (losses) earnings
per common share	$(0.72)	$(0.51)	$(0.99)	$0.64

Weighted average number of common
shares outstanding	4,218	4,218	4,218	4,218

Dividends per common share	$0.22	$0.22	$0.66	$0.66

See notes to unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$99,449	$87,342
Accounts receivable, net of allowance for doubtful
accounts of $216 and $225, respectively	81,277	87,162
Inventory	22,398	13,070
Derivative assets	—	112
Income tax receivable	4,147	2,735
Prepayments and other current assets	1,168	2,097
Total current assets	208,439	192,518
Property and equipment, net	31,958	46,325
Investments in unconsolidated affiliates	3,200	2,500
Cash deposits and other assets	4,932	5,529
Total assets	$248,529	$246,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,339	$79,897
Accounts payable – related party	—	53
Derivative liabilities	—	64
Current portion of capital lease obligations	306	—
Other current liabilities	5,860	6,060
Total current liabilities	95,505	86,074
Other long-term liabilities:
Asset retirement obligations	1,263	2,329
Capital lease obligations	1,465	—
Deferred taxes and other liabilities	5,943	7,157
Total liabilities	104,176	95,560

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	132,238	139,197
Total shareholders’ equity	144,353	151,312
Total liabilities and shareholders’ equity	$248,529	$246,872

See notes to unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net (losses) earnings	$(4,175)	$2,681
Adjustments to reconcile net (losses) earnings to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	10,772	14,385
Gains on sale of property	(347)	(1,948)
Impairment of oil and natural gas properties	3	87
Provision for doubtful accounts	(9)	19
Deferred income taxes	(1,198)	(1,170)
Net change in fair value contracts	48	(305)
Losses from equity investment	—	468
Impairment of investments in unconsolidated affiliates	2,500	1,732
Loss on deconsolidation of subsidiary (Note 3)	3,505	—
Changes in assets and liabilities:
Accounts receivable	5,228	(1,767)
Accounts receivable/payable, affiliates	266	—
Inventories	(9,328)	(8,395)
Income tax receivable	(1,412)	113
Prepayments and other current assets	927	(1,570)
Accounts payable	9,482	(8,795)
Accrued liabilities	465	1,378
Other	(240)	(252)
Net cash provided by (used in) operating activities	16,487	(3,339)

Investing activities:
Property and equipment additions	(2,465)	(7,186)
Proceeds from property sales	430	3,536
Investments in unconsolidated affiliates	—	(4,700)
Insurance and state collateral (deposits) refunds	439	1,081
Net cash used in investing activities	(1,596)	(7,269)

Financing activities:
Dividends paid on common stock	(2,784)	(2,784)
Net cash used in financing activities	(2,784)	(2,784)

Increase (decrease) in cash and cash equivalents	12,107	(13,392)
Cash and cash equivalents at beginning of period	87,342	91,877
Cash and cash equivalents at end of period	$99,449	$78,485

See notes to unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2017	$422	$11,693	$139,197	$151,312
Net losses	—	—	(4,175)	(4,175)
Dividends paid on common stock	—	—	(2,784)	(2,784)
Balance, September 30, 2017	$422	$11,693	$132,238	$144,353

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2016	$422	$11,693	$140,395	$152,510
Net earnings	—	—	2,681	2,681
Dividends paid on common stock	—	—	(2,784)	(2,784)
Balance, September 30, 2016	$422	$11,693	$140,292	$152,407

See notes to unaudited condensed consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. (“AE”), a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in the business of crude oil marketing, transportation and storage, tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

On April 21, 2017, one of our wholly owned subsidiaries, Adams Resources Exploration Corporation (“AREC”), filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), Case No. 17-10866 (KG). AREC operated its business and managed its properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court. AE was the primary creditor in the Chapter 11 process.

On May 3, 2017, AREC filed a motion with the Bankruptcy Court for approval of an auction process to sell its assets pursuant to Section 363 of the Bankruptcy Code and for approval to engage Oil & Gas Asset Clearinghouse to conduct the auction. The auction commenced on July 19, 2017 to determine the highest or otherwise best bid to acquire all or substantially all of AREC’s assets. During the third quarter of 2017, Bankruptcy Court approval was obtained on three asset purchase and sales agreements with three unaffiliated parties, and AREC closed on the sales of substantially all of its assets (see Note 3 for further information).

As a result of AREC’s voluntary bankruptcy filing in April 2017, we no longer controlled the operations of AREC; therefore, we deconsolidated AREC effective with the bankruptcy filing and recorded our investment in AREC under the cost method (see Note 3 for further information). We anticipate completing the bankruptcy process with a confirmed plan during the fourth quarter of 2017. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses.

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) oil and natural gas exploration and production. We exited the oil and natural gas exploration and production business during the third quarter of 2017 with the sale of our oil and natural gas exploration and production assets.

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results expected for the full year of 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the SEC on March 31, 2017. All significant intercompany transactions and balances have been eliminated in consolidation.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. Losses from equity investment has been classified as a component of other income (expense), net, with its tax effect included in the income tax benefit (provision) line item on our condensed consolidated statements of operations.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. While we believe the estimates and assumptions used in the preparation of these condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

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

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any current reporting periods (see Note 8 for further information).

Investments in Unconsolidated Affiliates

At September 30, 2017, we had no remaining balances in our medical-related investments. We currently do not have any plans to pursue additional medical-related investments.

Bencap. Through February 2017, we owned a 30% member interest in Bencap LLC (“Bencap”). Bencap provides medical insurance brokerage and medical claims auditing services to employers utilizing ERISA governed employee benefit plans. We accounted for our investment in Bencap under the equity method of accounting. Underlying the terms of the investment agreement, Bencap had the option to request borrowings from us of up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that we were required to provide or forfeit our 30% member interest. During 2016, we determined that we were unlikely to provide additional funding to Bencap due to Bencap’s lower than projected revenue growth and operating losses since investment inception. During the third quarter of 2016, we recognized an after-tax net loss of $1.4 million to write-off our investment in Bencap, which consisted of a pre-tax impairment charge of approximately $1.7 million, pre-tax losses from the equity method investment of $0.5 million

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and an income tax benefit of $0.8 million. In February 2017, in accordance with the terms of the investment agreement, Bencap requested additional funding of approximately $0.5 million from us. We declined the additional funding request and as a result, forfeited our 30% member interest in Bencap. At September 30, 2017, we had no further ownership interest in Bencap.

VestaCare. We own an approximate 15% equity interest (less than 3% voting interest) in VestaCare, Inc., a California corporation (“VestaCare”). VestaCare provides an array of software as a service (“SaaS”) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We account for this investment under the cost method of accounting. During the third quarter of 2017, we reviewed our investment in VestaCare and determined that the current projected operating results did not support the carrying value of the investment. As such, we recognized a pre-tax impairment charge of $2.5 million during the third quarter of 2017 and wrote-off our investment in VestaCare. At September 30, 2017, we continue to own an approximate 15% equity interest in VestaCare.

AREC. As a result of AREC’s voluntary bankruptcy filing in April 2017 and our loss of control of AREC, we deconsolidated AREC in April 2017, and we recorded our investment in this subsidiary under the cost method of accounting. We recorded a non-cash charge during the second quarter of 2017 of approximately $1.6 million associated with the deconsolidation of AREC, which reflected the excess of the net assets of AREC over its estimated fair value based on the expected sales transaction price, net of estimated transaction costs. As a result of the sale of substantially all of AREC’s assets during the third quarter of 2017, we recognized an additional loss of $1.9 million, which represents the difference between the net proceeds we expect to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment. At September 30, 2017, our remaining investment in AREC was $3.2 million (see Note 3 for further information).

Letter of Credit Facility

We maintain a Credit and Security Agreement with Wells Fargo Bank, National Association to provide up to a $60 million stand-by letter of credit facility used to support crude oil purchases within our crude oil marketing segment. This facility is collateralized by the eligible accounts receivable within our crude oil marketing segment.

The issued stand-by letters of credit are canceled as the underlying purchase obligations are satisfied by cash payment when due. The letter of credit facility places certain restrictions on Gulfmark Energy, Inc., one of our wholly owned subsidiaries. These restrictions include the maintenance of a combined 1.1 to 1.0 current ratio and the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions. We are currently in compliance with all such financial covenants. No letter of credit amounts were outstanding at September 30, 2017 and December 31, 2016. The letter of credit facility was amended during the third quarter of 2017 to extend the expiration date to August 27, 2019.

Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016

Insurance premiums	$201	$1,403
Rents, licenses and other	967	694
Total	$1,168	$2,097

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

We capitalize expenditures for major renewals and betterments, and we expense expenditures for maintenance and repairs as incurred. We capitalize interest costs incurred in connection with major capital expenditures and amortize these costs over the lives of the related assets. When properties are retired or sold, the related cost and accumulated depreciation, depletion and amortization is removed from the accounts and any gain or loss is reflected in earnings, and is included in operating costs and expenses.

We accounted for oil and gas exploration and development expenditures in accordance with the successful efforts method of accounting. We capitalized direct costs of acquiring developed or undeveloped leasehold acreage, including lease bonus, brokerage and other fees. We initially capitalized exploratory drilling costs until the properties were evaluated and determined to be either productive or nonproductive. Such evaluations were made on a quarterly basis. If an exploratory well was determined to be nonproductive, the costs of drilling the well were charged to expense. Costs incurred to drill and complete development wells, including dry holes, were capitalized. At September 30, 2017, we had no unevaluated or suspended exploratory drilling costs. Effective in April 2017, our oil and natural gas subsidiary was deconsolidated and was accounted for as a cost method investment, as a result of its bankruptcy filing (see Note 3 for further information).

We calculated depreciation, depletion and amortization of the cost of proved oil and gas properties using the units-of-production method. The reserve base or denominator used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties was the sum of proved developed reserves and proved undeveloped reserves. For lease and well equipment, development costs and successful exploration drilling costs, the reserve base included only proved developed reserves. The numerator for these calculations was actual production volumes for the period. All other property and equipment is depreciated using the straight-line method over the estimated average useful lives of three to twenty years.

We review our long-lived assets for impairment whenever there is evidence that the carrying value of such assets may not be recoverable. Any impairment recognized is permanent and may not be restored. Property and equipment is reviewed at the lowest level of identifiable cash flows. Producing oil and gas properties were reviewed on a field-by-field basis. Fields with carrying values in excess of their estimated undiscounted future net cash flows were deemed impaired. For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model. Cash flows are developed based on estimated future production, and prices are then discounted using a market based rate of return consistent with that used by us in evaluating cash flows for other assets of a similar nature.

On a quarterly basis, we evaluated the carrying value of non-producing oil and gas leasehold properties and may have deemed them impaired based on remaining lease term, area drilling activity and our plans for the property. This fair value measure depended highly on our assessment of the likelihood of continued exploration efforts in a given area. Therefore, such data inputs are categorized as “unobservable” or “Level 3” inputs (see Note 8 for further information). Impairment provisions included in our oil and natural gas segment operating losses were not material during the three and nine months ended September 30, 2016 or for the period from January 1, 2017 through April 30, 2017.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue gross-up	$46,306	$70,236	$148,779	$245,245

Transportation segment customers are invoiced based upon contractually agreed upon terms, and the related revenue is recognized as the service is provided.

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

The core principle in the new guidance is that a company should recognize revenue in a manner that fairly depicts the transfer of goods or services to customers in amounts that reflect the consideration the company expects to receive for those goods or services.  In order to apply this core principle, companies will apply the following five steps in determining the amount of revenues to recognize: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied. Each of these steps involves management’s judgment and an analysis of the material terms and conditions of the contract.

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

Note 3. Subsidiary Bankruptcy, Deconsolidation and Sale

Bankruptcy Filing, Deconsolidation and Sale

On April 21, 2017, AREC filed a voluntary petition in the Bankruptcy Court seeking relief under the Bankruptcy Code. AREC operated its business and managed its properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court. As a result of AREC’s bankruptcy filing, AE ceded its authority to the Bankruptcy Court, and AE management could not carry on AREC activities in the ordinary course of business without Bankruptcy Court approval. AE managed the day-to-day operations of AREC, but did not have discretion to make significant capital or operating budgetary changes or decisions and purchase or sell significant assets, as AREC’s material decisions were subject to review by the Bankruptcy Court. For these reasons, we concluded that AE lost control of AREC, and no longer has significant influence over AREC during the pendency of the bankruptcy. Therefore, we deconsolidated AREC effective with the filing of the Chapter 11 bankruptcy in April 2017.

In order to deconsolidate AREC, the carrying values of the assets and liabilities of AREC were removed from our consolidated balance sheet as of April 30, 2017, and we recorded our investment in AREC at its estimated fair value of approximately $5.0 million. We determined the fair value of our investment based upon bids we received in the auction process. We also determined that the estimated fair value of our investment in AREC was expected to be lower than its net book value immediately prior to the deconsolidation. As a result, during the second quarter of 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC, which reflected the excess of the net assets of AREC over its estimated fair value based on the expected sales transaction price of approximately $5.0 million, net of estimated transaction costs. Subsequent to the deconsolidation of AREC, we accounted for our investment in AREC using the cost method of accounting because AE did not exercise significant influence over the operations of AREC due to the Chapter 11 filing.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2017, a hearing was held before the Bankruptcy Court seeking approval of asset purchase and sales agreements under Section 363 of the Bankruptcy Code with three unaffiliated parties to purchase AREC’s oil and natural gas assets for aggregate cash proceeds of approximately $5.2 million. The Bankruptcy Court approved the asset purchase and sales agreements, and we closed on the sales of these assets during the third quarter of 2017.

In October 2017, AREC submitted its liquidation plan to the Bankruptcy Court for approval. In connection with the sales of these assets and submission of the liquidation plan, we recognized an additional loss of $1.9 million during the third quarter of 2017, which represents the difference between the proceeds we expect to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment. We anticipate completing the bankruptcy process with a confirmed plan during the fourth quarter of 2017.

DIP Financing – Related Party Relationship

In connection with the bankruptcy filing, AREC entered into a Debtor in Possession Credit and Security Agreement with AE (“DIP Credit Agreement”) dated as of April 25, 2017, in an aggregate amount of up to $1.25 million, of which the funds were to be used by AREC solely to fund operations through August 11, 2017. Loans under the DIP Credit Agreement accrued interest at a rate of LIBOR plus 2.0% per annum and were due and payable upon the earlier of (a) twelve months after the petition date, (b) the closing of the sale of substantially all of AREC’s assets, (c) the effective date of a Chapter 11 plan of reorganization of AREC, and (d) the date that the DIP loan was accelerated upon the occurrence of an event of default, as defined in the DIP Credit Agreement. AREC borrowed approximately $0.4 million under the DIP Credit Agreement, and the amount was repaid during the third quarter of 2017 with proceeds from the sales of the assets.

Note 4. Property and Equipment

Components of property and equipment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016

Marketing	$56,913	$56,907
Transportation	70,790	70,849
Oil and natural gas (successful efforts)	—	62,784
Other	108	108
Total	127,811	190,648
Less accumulated depreciation, depletion and amortization	(95,853)	(144,323)
Property and equipment, net	$31,958	$46,325

During the third quarter of 2017, we entered into capital leases for certain trucks in our marketing segment. Gross property and equipment recorded under capital leases were $1.8 million at September 30, 2017. Accumulated amortization associated with capital leases was less than $0.1 million at September 30, 2017 (see Note 10 for further information).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Components of depreciation, depletion and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation, depletion and amortization,
excluding amounts under capital leases	$3,210	$4,514	$10,742	$14,385
Amortization of property and equipment
under capital leases	30	—	30	—
Total depreciation, depletion and amortization	$3,240	$4,514	$10,772	$14,385

Note 5. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016

Amounts associated with liability insurance program:
Insurance collateral deposits	$2,252	$2,599
Excess loss fund	1,495	1,450
Accumulated interest income	777	812
Other amounts:
State collateral deposits	51	143
Materials and supplies	320	354
Other	37	171
Total	$4,932	$5,529

We have established certain deposits to support participation in our liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits. Insurance collateral deposits are held by the insurance company to cover past or potential open claims based upon a percentage of the maximum assessment under our insurance policies. Excess amounts in our loss fund represent premium payments in excess of claims incurred to date that we may be entitled to recover through settlement or commutation as claim periods are closed. Interest income is earned on all amounts held by the insurance company and will be paid to us upon settlement of policy years.

Insurance collateral deposits are invested at the discretion of our insurance carrier. This fair value measure relies on inputs from quoted prices for similar assets and is thus categorized as a “Level 3” valuation in the fair value hierarchy (see Note 8 for further information).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Segment Reporting

Historically, our three reporting segments have been: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) oil and natural gas exploration and production. Our oil and natural gas exploration and production wholly owned subsidiary filed for bankruptcy in April 2017 (see Note 3 for further information), and as a result of our loss of control of the wholly owned subsidiary, AREC was deconsolidated and is accounted for under the cost method of accounting. AREC remained a reportable segment until its deconsolidation, effective April 30, 2017.

Information concerning our various business activities was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Oil and Gas	Total

Three Months Ended September 30, 2017
Revenues	$282,229	$13,082	$—	$295,311
Segment operating (losses) earnings	2,412	(915)	—	1,497
Depreciation, depletion and amortization	1,911	1,329	—	3,240
Property and equipment additions	178	179	—	357

Three Months Ended September 30, 2016
Revenues	$243,704	$12,310	$863	$256,877
Segment operating (losses) earnings	1,265	(430)	(543)	292
Depreciation, depletion and amortization	2,418	1,701	395	4,514
Property and equipment additions	—	2,329	85	2,414

Nine Months Ended September 30, 2017
Revenues	$872,020	$40,153	$1,427	$913,600
Segment operating (losses) earnings	5,496	(920)	53	4,629
Depreciation, depletion and amortization	5,957	4,392	423	10,772
Property and equipment additions	451	189	1,825	2,465

Nine Months Ended September 30, 2016
Revenues	$758,627	$39,517	$2,427	$800,571
Segment operating (losses) earnings	13,148	444	(1,222)	12,370
Depreciation, depletion and amortization	7,621	5,536	1,228	14,385
Property and equipment additions	514	6,480	192	7,186

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Segment operating earnings	$1,497	$292	$4,629	$12,370
General and administrative	(2,787)	(2,114)	(6,884)	(6,252)
Operating earnings (losses)	(1,290)	(1,822)	(2,255)	6,118
Loss on deconsolidation of subsidiary	(1,870)	—	(3,505)	—
Impairment of investments in unconsolidated affiliates	(2,500)	(1,732)	(2,500)	(1,732)
Losses from equity investment	—	(68)	—	(468)
Interest income	370	245	789	444
Interest expense	(8)	—	(10)	—
(Losses) earnings before income taxes	$(5,298)	$(3,377)	$(7,481)	$4,362

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016

Reporting segment:
Marketing	$107,388	$107,257
Transportation	29,492	32,120
Oil and Gas (1)	3,200	7,279
Cash and other assets	108,449	100,216
Total assets	$248,529	$246,872
____________________

(1)	At September 30, 2017, amount represents our cost method investment in this segment.

Intersegment sales are insignificant and all sales occurred in the United States. Other identifiable assets are primarily corporate cash, corporate accounts receivable, investments and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 7. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space from an affiliated entity.

We utilize our former affiliate, Bencap, to administer certain of our employee medical benefit programs including a detail audit of individual medical claims. Bencap earns a fee from us for providing such services at a discounted amount from its standard charge to non-affiliates. As discussed further in Note 2, at September 30, 2017, we have no further ownership interest in Bencap.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Overhead recoveries	$—	$2	$—	$30
Affiliate billings to us	16	13	52	51
Billings to affiliates	1	1	3	3
Rentals paid to affiliate	137	155	462	473
Fees paid to Bencap (1)	—	309	108	439
___________________

(1)	Amounts represent fees paid to Bencap through the date of the forfeiture of our investment during the first quarter of 2017. As a result of the investment forfeiture, Bencap is no longer an affiliate.

DIP Financing

In connection with its voluntary bankruptcy filing, AREC entered into a DIP Credit Agreement with AE, of which the amounts outstanding were repaid during the third quarter of 2017 with proceeds from the sales of AREC’s assets. We earned interest income of approximately $0.1 million under the DIP Credit Agreement through September 30, 2017 (see Note 3 for further information).

Note 8. Derivative Instruments and Fair Value Measurements

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

At September 30, 2017, our commodity purchase and sale contracts had a fair value of zero. At December 31, 2016, the estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows (in thousands):

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, our derivative valuations were comprised of two commodity purchase and sale contracts. These contracts encompassed approximately 65 barrels per day of diesel fuel during January through March 2017 and 145,000 barrels of crude oil during January 2017 through April 2017.

We only enter into commodity contracts with creditworthy counterparties, and we evaluate our exposure to significant counterparties on an ongoing basis. At September 30, 2017 and December 31, 2016, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Earnings (losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues – Marketing	$(748)	$180	$(48)	$304

Fair Value Measurements

At September 30, 2017, we had no Level 1, 2 or 3 financial assets and liabilities with value. The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at December 31, 2016 (in thousands):

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

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At September 30, 2017 and December 31, 2016, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the nine months ended September 30, 2017 (in thousands):

Fair Value Measurements at the End of the Reporting Period Using
Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant	Total
	Value at	Identical Assets	Observable	Unobservable	Non-Cash
	September 30,	and Liabilities	Inputs	Inputs	Impairment
	2017	(Level 1)	(Level 2)	(Level 3)	Loss

Investment in AREC	$3,200	$—	$3,200	$—	$3,505
Investment in VestaCare	—	—	—	—	2,500
$6,005

Note 9. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2017	2016

Cash paid for federal and state taxes	$381	$2,582

Non-cash transactions:
Change in accounts payable related to property and equipment additions	—	382
Property and equipment acquired under capital leases	1,808	—

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies

Capital Lease Obligations

During the third quarter of 2017, we entered into capital leases for certain of our trucks in our marketing segment. The following table summarizes our principal contractual commitments outstanding under our capital leases at September 30, 2017 for the next five years, and in total thereafter (in thousands):

Remainder of 2017	$100
2018	398
2019	398
2020	398
2021	398
Thereafter	255
Total minimum lease payments	1,947
Less: Amount representing interest	(176)
Present value of capital lease obligations	1,771
Less current portion of capital lease obligations	(306)
Total long-term capital lease obligations	$1,465

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

	September 30,	December 31,
	2017	2016
Estimated expenses and liabilities	$1,573	$2,657

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

	September 30,	December 31,
	2017	2016
Accrued medical claims	$1,424	$1,411

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Litigation

AREC was named as a defendant in a number of Louisiana lawsuits involving alleged environmental contamination from prior drilling operations. Such suits typically allege improper disposal of oilfield wastes in earthen pits, with one matter involving allegations that drilling operations in 1986 contributed to the formation of a sinkhole in 2012 (the “Sinkhole Cases”). The Sinkhole Cases, while arising from a singular event, include a number of different lawsuits brought in Louisiana State Court and one consolidated action in the United States District Court for the Eastern District of Louisiana.  In addition to the Sinkhole Cases, AREC is also currently involved in two other suits. These suits are styled LePetit Chateau Deluxe v. Adams Resources Exploration Corporation dated March 2004 and Henning Management, LLC v. Adams Resources Exploration Corporation dated November 2013. Each suit involves multiple industry defendants with substantially larger proportional interest in the properties. In the LePetit Chateau Deluxe matter, all the larger defendants have settled the case.

The plaintiffs in each of these matters are seeking unspecified compensatory and punitive damages. While we do not believe that these claims will result in a material adverse effect on us, significant attorney fees may be incurred to address claims related to these suits. At December 31, 2016, we had $0.5 million accrued for future legal costs for these matters. During May 2017, AREC was dismissed without prejudice as a party to the suit with Henning Management. We also determined that the likelihood of future claims from other remaining litigation was remote. As such, we released the $0.5 million accrual for future legal settlements related to these matters. At September 30, 2017, we had no remaining accruals for legal costs for these matters.

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

Overview of Business

Adams Resources & Energy, Inc. (“AE”), a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in the business of crude oil marketing, transportation and storage, tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) oil and natural gas exploration and production. We exited the oil and natural gas exploration and production business during the third quarter of 2017 with the sale of our oil and natural gas exploration and production assets.

Recent Developments

Subsidiary Bankruptcy, Deconsolidation and Sale

On April 21, 2017, one of our wholly owned subsidiaries, Adams Resources Exploration Corporation (“AREC”), filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), Case No. 17-10866 (KG). AREC operated its business and managed its properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court. AE was the primary creditor in the Chapter 11 process.

During the second quarter of 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC, which reflected the excess of the net assets of AREC over its estimated fair value based on an expected sales transaction price of approximately $5.0 million, net of estimated transaction costs. During the third quarter of 2017, Bankruptcy Court approval was obtained on three asset purchase and sales agreements with three unaffiliated parties, and AREC closed on the sales of substantially all of its assets.

In October 2017, AREC submitted its liquidation plan to the Bankruptcy Court for approval. In connection with the sales of these assets and submission of the liquidation plan, we recognized an additional loss of $1.9 million during the third quarter of 2017, which represents the difference between the proceeds we expect to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment. We anticipate completing the bankruptcy process with a confirmed plan during the fourth quarter of 2017.

In connection with the bankruptcy filing, AREC entered into a DIP Credit Agreement with AE, which was repaid with proceeds from the sale of the assets. See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Voluntary Early Retirement Program

In August 2017, we implemented a voluntary early retirement program for certain employees, which resulted in an increase in personnel expenses of approximately $1.4 million, of which approximately $1.0 million was included in general and administrative expenses and $0.4 million was included in operating expenses.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change (1)	2017	2016	Change (1)

Revenues	$282,229	$243,704	16%	$872,020	$758,627	15%
Operating earnings	2,412	1,265	91%	5,496	13,148	(58%)
Depreciation	1,911	2,418	(21%)	5,957	7,621	(22%)
Driver commissions	2,962	3,361	(12%)	9,153	11,702	(22%)
Insurance	1,358	1,816	(25%)	3,855	5,934	(35%)
Fuel	1,249	1,185	5%	3,887	4,162	(7%)
_________________________________

(1)	Represents the percentage increase (decrease) from the prior year periods.

Supplemental volume and price information were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Field level purchase volumes – per day (1)
Crude oil – barrels	64,104	61,200	65,760	75,083

Average purchase price
Crude oil – per barrel	$46.78	$42.33	$47.38	$37.26
_________________________________

(1)	Reflects the volume purchased from third parties at the field level of operations.

Revenues and Operating Earnings. Crude oil marketing revenues increased during the three months ended September 30, 2017 primarily as a result of an increase in the market price of crude oil and an increase in crude oil volumes. Crude oil volumes increased during the 2017 period, primarily as a result of increased wellhead purchases, partially offset by volume declines as a result of the effects of Hurricane Harvey, which affected the Gulf Coast area in late August and early September of 2017. During the third quarter of 2017, volumes began increasing as activity in our marketing areas has increased in recent months, which resulted in increased operating earnings, partially offset by inventory valuation changes (as shown in the table below). Operating earnings were also impacted by the implementation in August 2017 of a voluntary early retirement program for certain employees, which resulted in an increase in personnel expenses of approximately $0.4 million.

Crude oil marketing revenues increased during the nine months ended September 30, 2017 primarily as a result of an increase in the market price of crude oil. The increase in crude oil prices during the 2017 period has offset the decline in crude oil marketing volumes during the nine months ended September 30, 2017 as compared to the same period in 2016. Our marketing operating earnings for the nine months ended September 30, 2017 were adversely affected by crude oil volume declines, including declines as a result of the effects of Hurricane Harvey as discussed above, as well as a narrowing of margins during the 2017 period. Operating earnings were also impacted by inventory valuation changes (as shown in the table below) and the voluntary early retirement program discussed above.

Expenses. Driver commissions decreased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 as a result of the decrease in crude oil marketing volumes for the nine month period in 2017. Insurance costs decreased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 as a result of favorable driver safety performance and reduced mileage during 2017 as compared to the same periods in 2016. Fuel costs increased during the three months ended September 30, 2017 as compared to the same period in 2016 consistent with increased marketing volumes and an increase in the price of diesel fuel during the 2017 period as compared to the same period in 2016. Fuel costs decreased during the nine months ended September 30, 2017 as compared to the same period in 2016 consistent with decreased marketing volumes during the 2017 period as compared to the same period in 2016.

Field Level Operating Earnings (Non-GAAP Financial Measure). Inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations are two significant factors affecting comparative crude oil marketing segment operating earnings. As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. Inventory sales turnover occurs approximately every three days, but the quantity held in stock at the end of a given period can be reasonably consistent. During periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

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

The impact of inventory liquidations and derivative valuations on our marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

As reported segment operating earnings	$2,412	$1,265	$5,496	$13,148
Add (subtract):
Inventory liquidation gains	(1,954)	—	—	(5,779)
Inventory valuation losses	—	432	109	—
Derivative valuation (gains) losses	748	(181)	48	(305)
Field level operating earnings (1)	$1,206	$1,516	$5,653	$7,064
________________________________

(1)
The use of field level operating earnings is (a) unique to us, (b) not a substitute for a GAAP measure and (c) not comparable to any similar measures developed by industry participants. We utilize such data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes (see above table) depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings decreased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to increased personnel costs related to the voluntary early retirement program, partially offset by increased volumes and the effects of a newly negotiated barge contract, which reduced operating expenses, during the third quarter of 2017.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	September 30, 2017		December 31, 2016
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	434,746	$51.52	255,146	$51.22

During the third quarter of 2017, the number of barrels in our inventory increased by approximately 70% from December 31, 2016 and by approximately 25% from June 30, 2017 primarily as a result of the effects of Hurricane Harvey. As a result of the hurricane, certain sections of the Intercoastal Waterway were shut down, which delayed crude oil shipments to and from barge terminals, resulting in an increase in barrels in our inventory. By the end of October 2017, the level of inventory has decreased to more normalized levels. This increase in inventory at September 30, 2017 also resulted in a decrease in our overall cash balance due to the timing of inventory purchases and sales.

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2016 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change (1)	2017	2016	Change (1)

Revenues	$13,082	$12,310	6%	$40,153	$39,517	2%
Operating earnings (losses)	$(915)	$(430)	113%	$(920)	$444	(307%)
Depreciation	$1,329	$1,701	(22%)	$4,392	$5,536	(21%)
Driver commissions	$2,912	$2,672	9%	$8,640	$8,477	2%
Insurance	$1,598	$1,285	24%	$4,051	$3,880	4%
Fuel	$1,582	$1,365	16%	$4,691	$4,124	14%
Maintenance expense	$1,532	$1,350	13%	$4,641	$3,991	16%
Mileage (000s)	5,404	5,315	2%	16,647	16,800	(1%)
________________________________

(1)	Represents the percentage increase (decrease) from the prior year periods.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel costs were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Total transportation revenue	$13,082	$12,310	$40,153	$39,517
Diesel fuel cost	(1,582)	(1,365)	(4,691)	(4,124)
Revenues, net of fuel costs (1)	$11,500	$10,945	$35,462	$35,393
_________________________________

(1)	Revenues, net of fuel costs is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Revenues, net of fuel costs increased during the three and nine months ended September 30, 2017 primarily as a result of increased activity in our transportation segment. During the third quarter of 2017, demand for our services increased slightly as indicated by the increased mileage during the 2017 period as compared to the same period in 2016. We began to see an increase in transportation activity by the end of September 2017, and we continue to work on our strategy of streamlining operations and diversifying offerings in our transportation segment. This increase in services resulted in an increase in variable expenses related to transportation activities. Fuel increased as a result of increased mileage and an increase in the price of diesel during the 2017 periods as compared to the same periods in 2016. Our operating results for the three and nine months ended September 30, 2017, were also adversely impacted by Hurricane Harvey, which affected the Gulf Coast area in late August and early September of 2017, resulting in decreased revenues and lower mileage during the period.

Oil and Gas

Oil and natural gas segment revenues and operating earnings (losses) are primarily a function of crude oil and natural gas prices and volumes. As a result of AREC’s bankruptcy filing in April 2017 and our loss of control of this subsidiary, we deconsolidated AREC effective with the bankruptcy filing and recorded our investment in AREC under the cost method of accounting. Our results for the 2017 periods are only through April 30, 2017, during the period in which AREC was consolidated.

Revenues, operating earnings (losses) and depreciation and depletion expense for our oil and gas segment were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change (1)	2017	2016	Change (1)

Revenues (2)	$—	$863	(100%)	$1,427	$2,427	(41%)
Operating earnings (losses) (2)	—	(543)	100%	53	(1,222)	104%
Depreciation/depletion (2)	—	395	(100%)	423	1,228	(66%)
________________________________

(1)	Represents the percentage increase (decrease) from the prior year periods.

(2)	Results for the 2017 periods represent amounts from January 1, 2017 through April 30, 2017.

Revenues, operating earnings (losses) and depreciation and depletion expense from our oil and gas segment decreased during the three and nine months ended September 30, 2017 primarily as a result of the deconsolidation of AREC effective with its bankruptcy filing in April 2017 (four months of revenues and expenses in 2017 versus nine months of revenues and expenses in 2016) as well as production declines offsetting commodity price increases in the 2017 period.

Supplemental volume and price information were as follows for the periods indicated (volumes in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Crude oil
Volume – barrels (1)	—	6,859	11,643	25,112
Average price per barrel	$—	$39.70	$49.44	$36.20

Natural gas
Volume – mcf (1)	—	153,048	189,488	513,827
Average price per mcf	$—	$2.76	$2.86	$2.14

Natural gas liquids
Volume – barrels (1)	—	11,167	11,204	32.156
Average price per barrel	$—	$15.15	$26.77	$12.97
________________________________

(1)	Volumes for the 2017 periods are only through April 30, 2017 as a result of the deconsolidation of AREC due to its bankruptcy filing.

General and Administrative

General and administrative expenses increased by $0.7 million and $0.6 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 primarily due to higher salaries as a result of a voluntary early retirement program for certain employees, which resulted in increased personnel expenses of approximately $1.0 million, partially offset by lower legal fees.

Investments in Unconsolidated Affiliates

During the second quarter of 2017, we deconsolidated AREC effective with its bankruptcy filing on April 21, 2017 and recorded our investment in AREC under the cost method of accounting. Based upon bids received in the auction process (see Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information), we determined that the fair value of our investment in AREC was expected to be lower than its net book value immediately prior to the deconsolidation. As a result, during the second quarter of 2017, we recorded a non-cash charge of $1.6 million related to the deconsolidation of AREC, which reflected the excess of the net assets of AREC over its estimated fair value based on the expected sales transaction price, net of estimated transaction costs. During the third quarter of 2017, we recognized an additional loss of $1.9 million as a result of the sale of these assets and the net proceeds expected to be paid to us upon settlement of the bankruptcy proceedings, net of anticipated remaining closing costs identified as part of the liquidation plan.

During the third quarter of 2017, we reviewed our investment in VestaCare, Inc. (“VestaCare”) and determined that the current projected operating results did not support the carrying value of the investment. As such, we recognized a pre-tax impairment charge of $2.5 million during the third quarter of 2017 related to our investment in VestaCare.

Outlook

We plan to operate our remaining business segments with internally generated cash flows during 2017, but intend to remain flexible as the focus will be on increasing efficiencies and business development opportunities. During 2017, we plan to leverage our investment in the transportation segment’s Houston terminal with the continued efforts to diversify service offerings and grow in new or existing areas with our crude oil marketing segment. We completed the exit of the upstream oil and gas business during 2017.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan and remain flexible.

One of our wholly owned subsidiaries, AREC, filed for bankruptcy in April 2017. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses. In connection with its bankruptcy filing, AREC entered into a DIP Credit Agreement with AE. AREC borrowed approximately $0.4 million under the DIP Credit Agreement, and the amount was repaid during the third quarter of 2017 with proceeds from the sales of the assets. We were the primary creditor in AREC’s Chapter 11 process. As a result of the auction process, AREC sold its assets for approximately $5.2 million during the third quarter of 2017.

At September 30, 2017 and December 31, 2016, we had no bank debt or other forms of debenture obligations. Cash balances are maintained in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016

Cash	$99,449	$87,342
Working capital	112,934	106,444

We maintain a stand-by letter of credit facility with Wells Fargo Bank, National Association to provide for the issuance of up to $60 million in stand-by letters of credit for the benefit of suppliers of crude oil. Stand-by letters of credit are issued as needed and are canceled as the underlying purchase obligations are satisfied by cash payment when due. The issuance of stand-by letters of credit enables us to avoid posting cash collateral when procuring crude oil supply. We may use the letter of credit facility for other reasons such as replacement of insurance related cash collateral.

Management believes current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs.

We utilize cash from operations to make discretionary investments in our marketing and transportation businesses. With the exception of operating lease commitments totaling approximately $5.0 million associated with storage tank terminal arrangements and leased office space, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See “Contractual Obligations” below for information regarding our capital lease obligations.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and such earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2016 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2017	2016

Cash provided by (used in):
Operating activities	$16,487	$(3,339)
Investing activities	(1,596)	(7,269)
Financing activities	(2,784)	(2,784)

Operating activities. Net cash flows provided by operating activities for the nine months ended September 30, 2017 increased by $19.8 million when compared to the same period in 2016. This increase was primarily due to an increase in revenues, partially offset by increased operating and general and administrative expenses.

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

Early payments were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016

Early payments received	$8,715	$15,032
Early payments to suppliers	2,608	14,382

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the fourth quarter of 2016, we elected to make several early payments in our crude oil marketing operations. Our cash balance increased by approximately $12.1 million as of September 30, 2017 relative to the year ended December 31, 2016 as the year end 2016 balance was slightly lower than normal as a result of these early payments made during the fourth quarter of 2016.

Investing activities. Net cash flows used in investing activities for the nine months ended September 30, 2017 decreased by $5.7 million when compared to the same period in 2016. The decrease was primarily due to a $4.7 million decrease in capital spending for property and equipment (see table below) and a $4.7 million decrease in investments in unconsolidated affiliates, partially offset by a $3.1 million decrease in cash proceeds from the sales of assets. During 2016, we invested a total of $4.7 million in two medical-related investments, VestaCare and Bencap LLC.

Capital spending was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2017	2016

Crude oil marketing	$451	$514
Truck transportation	189	6,480
Oil and gas exploration	1,825	192
Investments in unconsolidated affiliates	—	4,700
Total	$2,465	$11,886

Financing activities. Cash used in financing activities was $2.8 million for each of the nine month periods ended September 30, 2017 and 2016 as we paid a quarterly dividend of $0.22 per common share, or $0.9 million, during each of the first, second and third quarters of 2017 and 2016.

Other Items

Contractual Obligations

During the third quarter of 2017, we entered into capital leases for certain of our trucks in our marketing segment. The following table summarizes our principal contractual commitments, including interest, outstanding under these capital leases at September 30, 2017 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations	$1,947	$398	$796	$753	$—

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Related Party Transactions

For more information regarding related party transactions, see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Item 4. Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those determined to be effective can provide only a reasonable assurance with respect to financial statement preparation and presentation.

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of our Executive Chairman and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15(e) of the Exchange Act. Based on this evaluation, as of the end of the period covered by this quarterly report, our Executive Chairman and our Chief Financial Officer concluded:

(i)
that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow for timely decisions regarding required disclosures; and

(ii)	that our disclosure controls and procedures are effective.

Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting

We have taken actions to improve our internal controls over financial reporting, including advancing previously identified initiatives to address our material weakness. These remediation actions include:

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

We have tested the internal controls related to the remediation of this deficiency and have found them to be effective and have concluded that the previously identified and disclosed material weakness has been remediated as of September 30, 2017.

Changes in Internal Control over Financial Reporting

Other than what is stated above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information regarding our litigation matters, see “Litigation” under Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report, which subsection is incorporated by reference into this Part II, Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1987).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
10.1*	Sixth Amendment to Credit and Security Agreement dated as of September 28, 2017 between Gulfmark Energy, Inc., and Wells Fargo Bank, National Association.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document
____________
*Filed or furnished (in the case of Exhibit 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ Townes G. Pressler
Townes G. Pressler
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Josh C. Anders
Josh C. Anders
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)