Form 10-Q
period 2018-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2018-05-09
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

A total of 4,217,596 shares of Common Stock were outstanding at May 1, 2018. Our Common Stock trades on the NYSE American (formerly the NYSE MKT) under the ticker symbol “AE.”

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$111,536	$109,393
Accounts receivable, net of allowance for doubtful
accounts of $303 and $303, respectively	117,153	121,353
Inventory	19,267	12,192
Derivative assets	312	166
Income tax receivable	437	1,317
Prepayments and other current assets	1,111	1,264
Total current assets	249,816	245,685
Property and equipment, net	27,744	29,362
Investments in unconsolidated affiliates	425	425
Cash deposits and other assets	6,523	7,232
Total assets	$284,508	$282,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,044	$124,706
Accounts payable – related party	5	5
Derivative liabilities	289	145
Current portion of capital lease obligations	341	338
Other current liabilities	5,255	4,404
Total current liabilities	131,934	129,598
Other long-term liabilities:
Asset retirement obligations	1,334	1,273
Capital lease obligations	1,265	1,351
Deferred taxes and other liabilities	2,646	3,363
Total liabilities	137,179	135,585

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,693	11,693
Retained earnings	135,214	135,004
Total shareholders’ equity	147,329	147,119
Total liabilities and shareholders’ equity	$284,508	$282,704

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Marketing	$373,638	$288,615
Transportation	13,618	13,455
Oil and natural gas	—	1,017
Total revenues	387,256	303,087

Costs and expenses:
Marketing	369,183	285,153
Transportation	12,301	12,162
Oil and natural gas	—	750
General and administrative	2,283	2,637
Depreciation, depletion and amortization	2,412	3,969
Total costs and expenses	386,179	304,671

Operating earnings (losses)	1,077	(1,584)

Other income (expense):
Interest income	387	159
Interest expense	(19)	(1)
Total other income (expense), net	368	158

(Losses) earnings before income taxes	1,445	(1,426)
Income tax benefit (provision)	(307)	566

Net (losses) earnings	$1,138	$(860)

Earnings (losses) per share:
Basic and diluted net (losses) earnings
per common share	$0.27	$(0.20)

Weighted average number of common
shares outstanding	4,218	4,218

Dividends per common share	$0.22	$0.22

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net (losses) earnings	$1,138	$(860)
Adjustments to reconcile net (losses) earnings to net cash
provided by operating activities:
Depreciation, depletion and amortization	2,412	3,969
Gains (losses) on sales of property	(26)	7
Impairment of oil and natural gas properties	—	3
Deferred income taxes	(709)	60
Net change in fair value contracts	(2)	(420)
Changes in assets and liabilities:
Accounts receivable	4,200	(1,968)
Inventories	(7,075)	(7,557)
Income tax receivable	880	(736)
Prepayments and other current assets	153	744
Accounts payable	1,377	17,746
Accrued liabilities	851	1,084
Other	86	78
Net cash provided by operating activities	3,285	12,150

Investing activities:
Property and equipment additions	(866)	(1,006)
Proceeds from property sales	132	39
Insurance and state collateral (deposits) refunds	603	476
Net cash used in investing activities	(131)	(491)

Financing activities:
Principal repayments of capital lease obligations	(83)	—
Dividends paid on common stock	(928)	(928)
Net cash used in financing activities	(1,011)	(928)

Increase in cash and cash equivalents	2,143	10,731
Cash and cash equivalents at beginning of period	109,393	87,342
Cash and cash equivalents at end of period	$111,536	$98,073

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2018	$422	$11,693	$135,004	$147,119
Net earnings	—	—	1,138	1,138
Dividends paid on common stock	—	—	(928)	(928)
Balance, March 31, 2018	$422	$11,693	$135,214	$147,329

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2017	$422	$11,693	$139,197	$151,312
Net losses	—	—	(860)	(860)
Dividends paid on common stock	—	—	(928)	(928)
Balance, March 31, 2017	$422	$11,693	$137,409	$149,524

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. (“AE”) is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. We and our subsidiaries are primarily engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico and with terminals in the Gulf Coast region of the U.S. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) upstream crude oil and natural gas exploration and production. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets as a result of a voluntary bankruptcy filing for this subsidiary. We expect the bankruptcy case involving the wholly owned subsidiary through which this business was conducted to be dismissed during the second quarter of 2018.

Basis of Presentation

Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of results expected for the full year of 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the SEC on March 12, 2018. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any current reporting periods (see Note 9 for further information).

Investments in Unconsolidated Affiliates

As a result of the voluntary bankruptcy filing in April 2017 of one of our wholly owned subsidiaries, Adams Resources Exploration Corporation (“AREC”), and our loss of control of AREC, we deconsolidated AREC in April 2017, and we recorded our investment in this subsidiary under the cost method of accounting. At March 31, 2018, our remaining investment in AREC was $0.4 million. We expect the bankruptcy case to be dismissed during the second quarter of 2018.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of these items and their respective tax basis. On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018, which impacts our income tax provision or benefit.

Letter of Credit Facility

We maintain a Credit and Security Agreement with Wells Fargo Bank, National Association to provide up to a $60 million stand-by letter of credit facility used to support crude oil purchases within our crude oil marketing segment and for other purposes. We are currently using the letter of credit facility for a letter of credit related to our insurance program. This facility is collateralized by the eligible accounts receivable within our crude oil marketing segment and expires on August 27, 2019.

The issued stand-by letters of credit are canceled as the underlying purchase obligations are satisfied by cash payment when due. The letter of credit facility places certain restrictions on Gulfmark Energy, Inc., one of our wholly owned subsidiaries. These restrictions include the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions. We are currently in compliance with all such financial covenants. At March 31, 2018 and December 31, 2017, we had $0.4 million and $2.2 million, respectively, outstanding under this facility.

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

See Note 5 for additional information regarding our property and equipment.

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use (“ROU”) asset approach. We plan to adopt the new standard on January 1, 2019 using the modified retrospective approach.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Revenue Recognition

Adoption of ASC 606

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. The modified retrospective approach required us to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our retained earnings since there was no significant impact upon adoption. We expect the impact of the adoption of the new standard to remain immaterial to our net earnings on an ongoing basis.

Revenue Recognition

The new revenue standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations.

Our revenues are primarily generated from the marketing, transportation and storage of crude oil and other related products and the tank truck transportation of liquid chemicals and dry bulk. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. To identify the performance obligations, we considered all of the products or services promised in the contracts with customers, whether explicitly stated or implied based on customary business practices. Revenue is recognized when, or as, each performance obligation is satisfied under terms of the contract.

For our crude oil marketing segment, most of our crude oil purchase and sale contracts qualify and are designated as non-trading activities, and we consider these contracts as normal purchases and sales activity. For normal purchases and sales, our customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer, generally upon delivery of the product to the customer. Revenue is recognized based on the transaction price and the quantity delivered.

The majority of our crude oil sales contracts have multiple distinct performance obligations as the promise to transfer the individual goods (e.g., barrels of crude oil) is separately identifiable from the other goods promised within the contracts. Our performance obligations are satisfied at a point in time. For normal sales arrangements, revenue is recognized in the month in which control of the physical product is transferred to the customer, generally upon delivery of the product to the customer.

For our transportation segment, each sales order associated with our master transportation agreements was considered a distinct performance obligation. The performance obligations associated with this segment are satisfied over time as the goods and services are delivered.

Practical Expedients

In connection with our adoption of ASC 606, we used significant judgment when assessing our contracts for impact upon adoption. For example, our contracts often include promises to transfer various goods and services to a customer. Determining whether goods and services are considered distinct performance obligations that should be accounted for separately versus together will continue to require significant judgment. We also used practical expedients permitted by ASC 606 when applicable. These practical expedients included:

•	Applying the new guidance only to contracts that were not completed as of January 1, 2018; and

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
Not accounting for the effects of significant financing components if the company expects that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and customer advances and deposits (contract liabilities) on our consolidated balance sheet. Currently, we do not record any contract assets in our financial statements due to the timing of revenue recognized and when our customers are billed. Our crude oil marketing customers are generally billed monthly based on contractually agreed upon terms. However, we sometimes receive advances or deposits from customers before revenue is recognized, resulting in contract liabilities. These contract assets and liabilities, if any, are reported on our consolidated balance sheet at the end of each reporting period.

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the three months ended March 31, 2018 (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Revenues from contracts with customers	$360,085	$13,618	$373,703
Other (1)	13,553	—	13,553
Total revenues	$373,638	$13,618	$387,256

Timing of revenue recognition:
Goods transferred at a point in time	$360,085	$—	$360,085
Services transferred over time	—	13,618	13,618
Total revenues from contracts with customers	$360,085	$13,618	$373,703
_______________

(1)	Other marketing revenues are recognized under ASC 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

Other Marketing Revenue

Certain of the commodity purchase and sale contracts utilized by our crude oil marketing business qualify as derivative instruments with certain specifically identified contracts also designated as trading activity. From the time of contract origination, these trading activity contracts are marked-to-market and recorded on a net revenue basis in the accompanying consolidated financial statements.

Certain of our crude oil contracts may be with a single counterparty to provide for similar quantities of crude oil to be bought and sold at different locations. These contracts are entered into for a variety of reasons, including effecting the transportation of the commodity, to minimize credit exposure, and/or to meet the competitive demands of the customer. These buy/sell arrangements are reflected on a net revenue basis in the accompanying consolidated financial statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Revenue gross-up	$45,691	$57,565

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

Insurance premiums	$414	$425
Rents, licenses and other	697	839
Total	$1,111	$1,264

Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2018	2017

Tractors and trailers (1)	5 – 6	$86,492	$88,065
Field equipment	2 – 5	18,827	18,490
Buildings	5 – 39	15,728	15,727
Office equipment	1 – 5	1,831	1,929
Land		1,790	1,790
Construction in progress		761	275
Total		125,429	126,276
Less accumulated depreciation		(97,685)	(96,914)
Property and equipment, net		$27,744	$29,362
______________

(1)
Amounts include assets held under capital leases for certain tractors in our marketing segment. Gross property and equipment associated with assets held under capital leases were $1.8 million and $1.8 million at March 31, 2018 and December 31, 2017, respectively. Accumulated amortization associated with assets held under capital leases were $0.2 million and $0.1 million at March 31, 2018 and December 31, 2017, respectively (see Note 11 for further information).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Components of depreciation, depletion and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Depreciation, depletion and amortization, excluding amounts
under capital leases	$2,322	$3,969
Amortization of property and equipment under capital leases	90	—
Total depreciation, depletion and amortization	$2,412	$3,969

Note 6. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

Amounts associated with liability insurance program:
Insurance collateral deposits	$3,517	$3,767
Excess loss fund	1,959	2,284
Accumulated interest income	627	814
Other amounts:
State collateral deposits	53	57
Materials and supplies	331	273
Other	36	37
Total	$6,523	$7,232

We have established certain deposits to support participation in our liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits. Insurance collateral deposits are held by the insurance company to cover past or potential open claims based upon a percentage of the maximum assessment under our insurance policies. Insurance collateral deposits are invested at the discretion of our insurance carrier. Excess amounts in our loss fund represent premium payments in excess of claims incurred to date that we may be entitled to recover through settlement or commutation as claim periods are closed. Interest income is earned on the majority of amounts held by the insurance companies and will be paid to us upon settlement of policy years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Segment Reporting

Historically, our three reporting segments have been: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) upstream crude oil and natural gas exploration and production. Our upstream crude oil and natural gas exploration and production wholly owned subsidiary filed for bankruptcy in April 2017, and as a result of our loss of control of the wholly owned subsidiary, AREC was deconsolidated and is accounted for under the cost method of accounting. AREC remained a reportable segment until its deconsolidation, effective April 30, 2017.

Information concerning our various business activities was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Oil and Gas	Total

Three Months Ended March 31, 2018
Revenues	$373,638	$13,618	$—	$387,256
Segment operating (losses) earnings (1)	2,958	402	—	3,360
Depreciation, depletion and amortization	1,497	915	—	2,412
Property and equipment additions	793	73	—	866

Three Months Ended March 31, 2017
Revenues	$288,615	$13,455	$1,017	$303,087
Segment operating (losses) earnings (1)	1,393	(298)	(42)	1,053
Depreciation, depletion and amortization	2,069	1,591	309	3,969
Property and equipment additions	82	102	822	1,006
_______________

(1)
Our marketing segment’s operating earnings included inventory liquidation gains of $0.6 million for the three months ended March 31, 2018, and inventory valuation losses of $0.7 million for the three months ended March 31, 2017.

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Segment operating earnings	$3,360	$1,053
General and administrative	(2,283)	(2,637)
Operating earnings (losses)	1,077	(1,584)
Interest income	387	159
Interest expense	(19)	(1)
(Losses) earnings before income taxes	$1,445	$(1,426)

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

Reporting segment:
Marketing	$135,759	$134,745
Transportation	29,422	29,069
Oil and Gas (1)	425	425
Cash and other assets	118,902	118,465
Total assets	$284,508	$282,704
____________________

(1)	Amounts represent our cost method investment in this segment.

Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, corporate accounts receivable, investments and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 8. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space from an affiliated entity.

We utilize our former affiliate, Bencap LLC (“Bencap”), to administer certain of our employee medical benefit programs including a detail audit of individual medical claims. Bencap earns a fee from us for providing such services at a discounted amount from its standard charge to non-affiliates. We had an equity method investment in Bencap, which was forfeited during the first quarter of 2017. As a result, we have no further ownership interest in Bencap.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Affiliate billings to us	$15	$12
Billings to affiliates	2	1
Rentals paid to affiliate	122	167
Fees paid to Bencap (1)	—	108
___________________

(1)	Amount represents fees paid to Bencap through the date of the forfeiture of our investment during the first quarter of 2017. As a result of the investment forfeiture, Bencap is no longer an affiliate.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Derivative Instruments and Fair Value Measurements

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

At March 31, 2018, we had in place 20 commodity purchase and sale contracts, of which two of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:

•	322 barrels per day of crude oil during April through May 2018;

•	258 barrels per day of crude oil during June 2018;

•	646 barrels per day of crude oil during July 2018;

•	322 barrels per day of crude oil during August through September 2018;

•	258 barrels per day of crude oil during October through December 2018; and

•	322 barrels per day of crude oil during January 2019 through March 2019.
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the date indicated (in thousands):

	March 31, 2018
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$312	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	289	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$312	$—	$289	$—

At December 31, 2017, we had in place 20 commodity purchase and sale contracts, of which four of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:

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

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At March 31, 2018 and December 31, 2017, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended
	March 31,
	2018	2017

Revenues – marketing	$1	$420

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	March 31, 2018
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$312	$—	$—	$312
Current liabilities	—	(289)	—	—	(289)
Net value	$—	$23	$—	$—	$23

	December 31, 2017
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
Derivatives:
Current assets	$—	$166	$—	$—	$166
Current liabilities	—	(145)	—	—	(145)
Net value	$—	$21	$—	$—	$21

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At March 31, 2018 and December 31, 2017, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Cash paid for interest	$19	$—
Cash paid for federal and state taxes	52	14

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(39)	836

Note 11. Commitments and Contingencies

Capital Lease Obligations

We have entered into capital leases for certain of our tractors in our crude oil marketing segment. The following table summarizes our principal contractual commitments outstanding under our capital leases at March 31, 2018 for the next five years, and in total thereafter (in thousands):

Remainder of 2018	$299
2019	398
2020	398
2021	398
2022	255
Thereafter	—
Total minimum lease payments	1,748
Less: Amount representing interest	(142)
Present value of capital lease obligations	1,606
Less current portion of capital lease obligations	(341)
Total long-term capital lease obligations	$1,265

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

	Three Months Ended
	March 31,
	2018	2017

Rental expense	$2,587	$3,228

At March 31, 2018, rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year for the next five years and thereafter are payable as follows (in thousands):

Remainder of 2018	$2,897
2019	2,016
2020	1,623
2021	1,513
2022	1,481
Thereafter	2,923
Total operating lease payments	$12,453

Insurance Policies

Under our automobile and workers’ compensation insurance policies that were in place through September 30, 2017, we pre-funded our estimated losses, and therefore, we could either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances, the risk of insured losses was shared with a group of similarly situated entities through an insurance captive. We have appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to us or our insurance carrier. The amount of pre-funded insurance premiums left to cover potential future losses are presented in the table below. If the potential insurance claims do not further develop, the pre-funded premiums will be returned to us as a premium refund.

Effective October 1, 2017, we changed the structure of our automobile and workers’ compensation insurance policies. We exited the group captive and now establish a liability for expected claims incurred but not reported on a monthly basis as we move forward. As claims are paid, the liability is relieved. The amount of pre-funded insurance premiums left to cover potential future losses and our accruals for automobile and workers’ compensation claims were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

Pre-funded premiums for losses incurred but not reported	$732	$988
Accrued automobile and workers’ compensation claims	867	450

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

	March 31,	December 31,
	2018	2017

Accrued medical claims	$1,353	$1,329

Litigation

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as filed on March 12, 2018 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2017 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) upstream crude oil and natural gas exploration and production. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets as a result of a voluntary bankruptcy filing for this subsidiary. We expect the bankruptcy case involving the wholly owned subsidiary through which this business was conducted to be dismissed during the second quarter of 2018.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change (1)

Revenues	$373,638	$288,615	29%
Operating earnings	2,958	1,393	112%
Depreciation and amortization	1,497	2,069	(28%)
Driver commissions	3,055	3,062	—%
Insurance	1,289	1,239	4%
Fuel	1,515	1,354	12%
_________________________________

(1)	Represents the percentage increase (decrease) from the prior year period.

Volume and price information were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Field level purchase volumes – per day (1)
Crude oil – barrels	65,194	66,374

Average purchase price
Crude oil – per barrel	$64.01	$49.02
_________________________________

(1)	Reflects the volume purchased from third parties at the field level of operations.

Crude oil marketing revenues increased by $85.0 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $91.8 million, partially offset by lower crude oil volumes, which decreased revenues by approximately $6.8 million. The average crude oil price received was $49.02 for the three months ended March 31, 2017, which increased to $64.01 for the three months ended March 31, 2018.

Our crude oil marketing operating earnings for the three months ended March 31, 2018 increased by $1.6 million as compared to the same period in 2017, primarily as a result of an increase in the market price of crude oil. Operating earnings were also impacted by inventory valuation changes (as shown in the table below).

Driver commissions during the three months ended March 31, 2018 were consistent with the same period in 2017, with a slight decrease in crude oil marketing volumes in the 2018 period. Insurance costs increased by $0.1 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily as a result of increased mileage during the 2018 period as compared to the 2017 period, partially offset by favorable driver safety performance during the 2018 period. Fuel costs increased by $0.2 million during the three months ended March 31, 2018 as compared to the same period in 2017 consistent with higher crude oil prices during the 2018 period and an increase in the price of diesel fuel during the 2018 period as compared to the 2017 period. Depreciation and amortization expense decreased by $0.6 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

As reported segment operating earnings (1)	$2,958	$1,393
Add (subtract):
Inventory liquidation gains	(552)	—
Inventory valuation losses	—	658
Derivative valuation (gains) losses	(1)	(420)
Field level operating earnings (2)	$2,405	$1,631
________________________________

(1)
Segment operating earnings included inventory liquidation gains of $0.6 million for the three months ended March 31, 2018, and inventory valuation losses of $0.7 million for the three months ended March 31, 2017.

(2)
The use of field level operating earnings is (a) unique to us, (b) not a substitute for a GAAP measure and (c) may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended March 31, 2018 as compared to the same period in 2017 due to an increase in the market price of crude oil, which increased revenues, and the effects of lower barge costs, which reduced operating expenses.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	March 31, 2018		December 31, 2017
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	296,808	$64.91	198,011	$61.57

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2017 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017	Change (1)

Revenues	$13,618	$13,455	1%
Operating earnings (losses)	$402	$(298)	(235%)
Depreciation and amortization	$915	$1,591	(42%)
Driver commissions	$2,880	$2,836	2%
Insurance	$1,402	$1,381	2%
Fuel	$1,876	$1,632	15%
Maintenance expense	$1,527	$1,638	(7%)
Mileage (000s)	5,070	5,618	(10%)
________________________________

(1)	Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Total transportation revenue	$13,618	$13,455
Diesel fuel cost	(1,876)	(1,632)
Revenues, net of fuel cost (1)	$11,742	$11,823
_________________________________

(1)	Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues increased by $0.2 million during the three months ended March 31, 2018, primarily as a result of a new transportation agreement entered into in January 2018 and higher transportation rates in the 2018 period. Revenues, net of fuel cost, decreased by $0.1 million during the three months ended March 31, 2018, primarily as a result of an increase in the price of diesel during the 2018 period, partially offset by increased activity in our transportation segment. Transportation activity began to increase during late 2017, and we continue to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. This increase in services resulted in an increase in variable expenses related to transportation activities. Fuel costs increased by $0.2 million as a result of an increase in the price of diesel during the 2018 period as compared to the 2017 period. Depreciation and amortization expense decreased by $0.7 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017.

Oil and Gas

Our upstream crude oil and natural gas exploration and production segment revenues and operating earnings (losses) were primarily a function of crude oil and natural gas prices and volumes. We accounted for our upstream operations under the successful efforts method of accounting. As a result of AREC’s bankruptcy filing in April 2017 and our loss of control of this subsidiary, we deconsolidated AREC effective with its bankruptcy filing in 2017 and recorded our investment in AREC under the cost method of accounting. Our results for the three months ended March 31, 2017 were for the period in which AREC was consolidated.

Our upstream crude oil and natural gas exploration and production segment revenues, operating losses and depreciation and depletion expense were as follows for the period indicated (in thousands):

Three Months Ended
March 31,
2017

Revenues	$1,017
Operating losses	(42)
Depreciation and depletion	309

Volume and price information were as follows for the period indicated (volumes in thousands):

Three Months Ended
March 31,
2017
Crude oil
Volume – barrels	8,474
Average price per barrel	$48.78

Natural gas
Volume – Mcf	140,707
Average price per Mcf	$2.99

Natural gas liquids
Volume – barrels	7,293
Average price per barrel	$25.00

General and Administrative Expense

General and administrative expense decreased by $0.4 million during the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to the deconsolidation of AREC in April 2017 and lower personnel costs in the 2018 period as a result of an early retirement program implemented in August 2017.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018. As a result of the lower tax rate, our provision for income taxes reflects the effects of the new tax rate during the three months ended March 31, 2018 as compared to the same period in 2017.

Outlook

We plan to operate our remaining business segments with internally generated cash flows during 2018, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During 2018, we plan to leverage our investment in our transportation segment’s Houston terminal with the continued efforts to diversify service offerings and grow in new or existing areas with our crude oil marketing segment.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

One of our wholly owned subsidiaries, AREC, filed for bankruptcy in April 2017. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses. As a result of an auction process, AREC sold its assets for approximately $5.2 million during 2017. After settlement of certain claims in late 2017, AE received approximately $2.8 million from AREC in December 2017. AE anticipates receiving an additional $0.4 million in 2018 when the bankruptcy case is dismissed.

At March 31, 2018 and December 31, 2017, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

Cash and cash equivalents	$111,536	$109,393
Working capital	117,882	116,087

We maintain a stand-by letter of credit facility with Wells Fargo Bank, National Association to provide for the issuance of up to $60 million in stand-by letters of credit for the benefit of suppliers of crude oil within our crude oil marketing segment and for other purposes. Stand-by letters of credit are issued as needed and are canceled as the underlying purchase obligations are satisfied by cash payment when due. The issuance of stand-by letters of credit enables us to avoid posting cash collateral when procuring crude oil supply. We are currently using the letter of credit facility for a letter of credit related to our insurance program. At March 31, 2018 and December 31, 2017, we had $0.4 million and $2.2 million, respectively, outstanding under this facility.

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

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2017 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Cash provided by (used in):
Operating activities	$3,285	$12,150
Investing activities	(131)	(491)
Financing activities	(1,011)	(928)

Operating activities. Net cash flows provided by operating activities for the three months ended March 31, 2018 decreased by $8.9 million when compared to the same period in 2017. This decrease was primarily due to an increase in operating expenses and the timing of collections of accounts receivable and payments of accounts payable, partially offset by increased revenues.

At various times each month, we may make cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within our crude oil marketing operations. Crude oil supply prepayments are recouped and advanced from month to month as the suppliers deliver product to us. In addition, in order to secure crude oil supply, we may also “early pay” our suppliers in advance of the normal payment due date of the twentieth of the month following the month of production. These “early payments” reduce cash and accounts payable as of the balance sheet date. We also require certain customers to make similar early payments or to post cash collateral with us in order to support their purchases from us. Early payments and cash collateral received from customers increases cash and reduces accounts receivable as of the balance sheet date.

Early payments were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017

Early payments received	$19,699	$20,078
Early payments to suppliers	4,825	6,100

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the fourth quarter of 2017 and during the first quarter of 2018, we elected to make several early payments in our crude oil marketing operations. Our cash balance increased by approximately $2.1 million as of March 31, 2018 relative to the year ended December 31, 2017 primarily as a result of the timing of the prepayments made and received during each period.

Investing activities. Net cash flows used in investing activities for the three months ended March 31, 2018 decreased by $0.4 million when compared to the same period in 2017. The decrease in net cash flows used in investing activities during the 2018 period was primarily due to a $0.1 million increase in cash proceeds from the sales of assets, a $0.1 million decrease in capital spending for property and equipment (see following table) and a $0.1 million increase in insurance and state collateral refunds.

Capital spending was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Crude oil marketing	$793	$82
Truck transportation	73	102
Oil and natural gas exploration	—	822
Capital spending	$866	$1,006

Financing activities. Cash used in financing activities for the three months ended March 31, 2018 increased by $0.1 million when compared to the same period in 2017. During each of the three months ended March 31, 2018 and 2017, we paid a quarterly dividend of $0.22 per common share, or $0.9 million. During the 2018 period, we paid $0.1 million of principal repayments on capital lease obligations that we entered into in 2017 for certain of our tractors in our crude oil marketing segment, with principal contractual commitments to be paid over a period of five years.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2018 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations (1)	$1,748	$299	$796	$653	$—
Operating lease obligations (2)	12,453	2,897	3,639	2,994	2,923
Total contractual obligations	$14,201	$3,196	$4,435	$3,647	$2,923
______________

(1)	Amounts represent our principal contractual commitments, including interest, outstanding under capital leases for certain tractors in our crude oil marketing segment.

(2)	Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.

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

	Three Months Ended
	March 31,
	2018	2017

Rental expense	$2,587	$3,228

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Related Party Transactions

For more information regarding related party transactions, see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2017 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2017 Form 10-K.

Item 4. Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2017 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2017 Form 10-K or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1987).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
10.1+*	Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, effective as of May 8, 2018.
10.2*	Seventh Amendment to Credit and Security Agreement dated as of March 19, 2018 between GulfMark Energy, Inc. and Wells Fargo Bank, National Association.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document
____________
+ Management contract or compensation plan or arrangement.
*Filed or furnished (in the case of Exhibit 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date: May 9, 2018	By:	/s/ Townes G. Pressler
Townes G. Pressler
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Sharon C. Davis
Sharon C. Davis
Interim Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)