Form 10-Q
period 2018-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2018-08-08
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10Q

(Mark one)

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

A total of 4,217,596 shares of Common Stock were outstanding at August 1, 2018. Our Common Stock trades on the NYSE American (formerly the NYSE MKT) under the ticker symbol “AE.”

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$126,999	$109,393
Accounts receivable, net of allowance for doubtful
accounts of $271 and $303, respectively	118,533	121,353
Inventory	21,513	12,192
Derivative assets	538	166
Income tax receivable	—	1,317
Prepayments and other current assets	1,197	1,264
Total current assets	268,780	245,685
Property and equipment, net	27,304	29,362
Investments in unconsolidated affiliates	425	425
Cash deposits and other assets	6,618	7,232
Total assets	$303,127	$282,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,296	$124,706
Accounts payable – related party	5	5
Derivative liabilities	514	145
Current portion of capital lease obligations	345	338
Other current liabilities	6,845	4,404
Total current liabilities	148,005	129,598
Other long-term liabilities:
Asset retirement obligations	1,405	1,273
Capital lease obligations	1,177	1,351
Deferred taxes and other liabilities	2,516	3,363
Total liabilities	153,103	135,585

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,696	11,693
Retained earnings	137,906	135,004
Total shareholders’ equity	150,024	147,119
Total liabilities and shareholders’ equity	$303,127	$282,704

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Marketing	$438,791	$301,176	$812,429	$589,791
Transportation	13,626	13,616	27,244	27,071
Oil and natural gas	—	410	—	1,427
Total revenues	452,417	315,202	839,673	618,289

Costs and expenses:
Marketing	431,683	297,508	800,866	582,661
Transportation	11,890	11,851	24,191	24,013
Oil and natural gas	—	201	—	951
General and administrative	2,284	1,460	4,567	4,097
Depreciation, depletion and amortization	2,262	3,563	4,674	7,532
Total costs and expenses	448,119	314,583	834,298	619,254

Operating earnings (losses)	4,298	619	5,375	(965)

Other income (expense):
Loss on deconsolidation of subsidiary	—	(1,635)	—	(1,635)
Interest income	498	260	885	419
Interest expense	(15)	(1)	(34)	(2)
Total other income (expense), net	483	(1,376)	851	(1,218)

(Losses) earnings before income taxes	4,781	(757)	6,226	(2,183)
Income tax benefit (provision)	(1,161)	475	(1,468)	1,041

Net (losses) earnings	$3,620	$(282)	$4,758	$(1,142)

Earnings (losses) per share:
Basic net (losses) earnings per common share	$0.86	$(0.07)	$1.13	$(0.27)
Diluted net (losses) earnings per common share	$0.86	$(0.07)	$1.13	$(0.27)

Dividends per common share	$0.22	$0.22	$0.44	$0.44

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net (losses) earnings	$4,758	$(1,142)
Adjustments to reconcile net (losses) earnings to net cash
provided by operating activities:
Depreciation, depletion and amortization	4,674	7,532
Gains on sales of property	(446)	(129)
Impairment of oil and natural gas properties	—	3
Provision for doubtful accounts	(32)	(8)
Stock-based compensation expense	3	—
Deferred income taxes	(832)	(926)
Net change in fair value contracts	(3)	(700)
Loss on deconsolidation of subsidiary	—	1,635
Changes in assets and liabilities:
Accounts receivable	2,852	13,581
Accounts receivable/payable, affiliates	—	(151)
Inventories	(9,321)	(2,887)
Income tax receivable	1,317	(336)
Prepayments and other current assets	67	887
Accounts payable	15,634	3,357
Accrued liabilities	2,441	(483)
Other	125	(461)
Net cash provided by operating activities	21,237	19,772

Investing activities:
Property and equipment additions	(2,728)	(2,108)
Proceeds from property sales	655	190
Insurance and state collateral (deposits) refunds	465	347
Net cash used in investing activities	(1,608)	(1,571)

Financing activities:
Principal repayments of capital lease obligations	(167)	—
Dividends paid on common stock	(1,856)	(1,856)
Net cash used in financing activities	(2,023)	(1,856)

Increase in cash and cash equivalents	17,606	16,345
Cash and cash equivalents at beginning of period	109,393	87,342
Cash and cash equivalents at end of period	$126,999	$103,687

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2018	$422	$11,693	$135,004	$147,119
Net earnings	—	—	4,758	4,758
Stock-based compensation expense	—	3	—	3
Dividends paid on common stock	—	—	(1,856)	(1,856)
Balance, June 30, 2018	$422	$11,696	$137,906	$150,024

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2017	$422	$11,693	$139,197	$151,312
Net losses	—	—	(1,142)	(1,142)
Dividends paid on common stock	—	—	(1,856)	(1,856)
Balance, June 30, 2017	$422	$11,693	$136,199	$148,314

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

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) upstream crude oil and natural gas exploration and production. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets as a result of a voluntary bankruptcy filing for this subsidiary. We expect the bankruptcy case involving the wholly owned subsidiary through which this business was conducted to be dismissed during the second half of 2018.

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results expected for the full year of 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the SEC on March 12, 2018. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings (losses) per share is computed by dividing our net earnings (losses) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (losses) per share is computed by giving effect to all potential shares of common stock outstanding, including our stock related to unvested restricted stock awards. Unvested restricted stock awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 10 for further discussion).

A reconciliation of the denominator used in the calculation of basic and diluted earnings (losses) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic earnings (losses) per share:
Net earnings (losses)	$3,620	$(282)	$4,758	$(1,142)

Weighted average number of shares outstanding – Basic	4,218	4,218	4,218	4,218

Basic earnings (losses) per share	$0.86	$(0.07)	$1.13	$(0.27)

Diluted earnings (losses) per share:
Net earnings (losses)	$3,620	$(282)	$4,758	$(1,142)

Diluted weighted average number of shares outstanding:
Common shares	4,218	4,218	4,218	4,218
Restricted stock unit awards (1)	—	—	—	—
Performance share unit awards (2)	—	—	—	—
Total	4,218	4,218	4,218	4,218

Diluted earnings (losses) per share	$0.86	$(0.07)	$1.13	$(0.27)
_______________
(1) The dilutive effect of restricted stock unit awards for the three and six months ended June 30, 2018 is de minimis.
(2) Performance share awards will be included in the calculation of diluted earnings per share when the performance conditions have been achieved.

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

Investments in Unconsolidated Affiliates

In April 2017, one of our wholly owned subsidiaries, Adams Resources Exploration Corporation (“AREC”), filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of Title 11 of the United States Code. As a result of the voluntary bankruptcy filing, we no longer controlled the operations of AREC; therefore, we deconsolidated AREC in April 2017, and we recorded our investment in this subsidiary under the cost method of accounting. During the second quarter of 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC. At June 30, 2018, our remaining investment in AREC was $0.4 million. We expect the bankruptcy case to be dismissed during the second half of 2018.

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

The issued stand-by letters of credit are canceled as the underlying purchase obligations are satisfied by cash payment when due. The letter of credit facility places certain restrictions on Gulfmark Energy, Inc., one of our wholly owned subsidiaries. These restrictions include the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions. We are currently in compliance with all such financial covenants. At June 30, 2018 and December 31, 2017, we had $0.4 million and $2.2 million, respectively, outstanding under this facility.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for additions, improvements and other enhancements to property and equipment are capitalized, and minor replacements, maintenance and repairs that do not extend asset life or add value are charged to expense as incurred. When property and equipment assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in results of operations in operating costs and expenses for the respective period. Property and equipment, except for land, is depreciated using the straight-line method over the estimated average useful lives ranging from two to thirty-nine years.

We review our long-lived assets for impairment whenever there is evidence that the carrying value of these assets may not be recoverable. Any impairment recognized is permanent and may not be restored. Property and equipment is reviewed at the lowest level of identifiable cash flows. For properties requiring impairment, the fair value is estimated based on an internal discounted cash flow model of future cash flows.

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

Stock-Based Compensation

We measure all share-based payments, including the issuance of restricted stock units and performance share units to employees and board members, using a fair-value based method. The cost of services received from employees and non-employee board members in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. The fair value of restricted stock unit awards and performance share unit awards is based on the closing price of our common stock on the grant date. We account for forfeitures as they occur. See Note 10 for additional information regarding our 2018 LTIP.

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

For our transportation segment, each sales order associated with our master transportation agreements is considered a distinct performance obligation. The performance obligations associated with this segment are satisfied over time as the goods and services are delivered.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and customer advances and deposits (contract liabilities) on our consolidated balance sheet. Currently, we do not record any contract assets in our financial statements due to the timing of revenue recognized and when our customers are billed. Our crude oil marketing customers are generally billed monthly based on contractually agreed upon terms. However, we sometimes receive advances or deposits from customers before revenue is recognized, resulting in contract liabilities. These contract assets and liabilities, if any, are reported on our consolidated balance sheets at the end of each reporting period.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Three Months Ended June 30, 2018
Revenues from contracts with customers	$419,365	$13,626	$432,991
Other (1)	19,426	—	19,426
Total revenues	$438,791	$13,626	$452,417

Timing of revenue recognition:
Goods transferred at a point in time	$419,365	$—	$419,365
Services transferred over time	—	13,626	13,626
Total revenues from contracts with customers	$419,365	$13,626	$432,991

Six Months Ended June 30, 2018
Revenues from contracts with customers	$779,450	$27,244	$806,694
Other (1)	32,979	—	32,979
Total revenues	$812,429	$27,244	$839,673

Timing of revenue recognition:
Goods transferred at a point in time	$779,450	$—	$779,450
Services transferred over time	—	27,244	27,244
Total revenues from contracts with customers	$779,450	$27,244	$806,694
_______________
(1) Other marketing revenues are recognized under ASC 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

Other Marketing Revenue

Certain of the commodity purchase and sale contracts utilized by our crude oil marketing business qualify as derivative instruments with certain specifically identified contracts also designated as trading activity. From the time of contract origination, these contracts are marked-to-market and recorded on a net revenue basis in the accompanying consolidated financial statements.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue gross-up	$56,335	$44,908	$102,026	$102,473

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

Insurance premiums	$582	$425
Rents, licenses and other	615	839
Total	$1,197	$1,264

Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2018	2017

Tractors and trailers (1)	5 – 6	$83,686	$88,065
Field equipment	2 – 5	19,811	18,490
Buildings	5 – 39	15,727	15,727
Office equipment	2 – 5	1,808	1,929
Land		1,790	1,790
Construction in progress		960	275
Total		123,782	126,276
Less accumulated depreciation		(96,478)	(96,914)
Property and equipment, net		$27,304	$29,362
______________
(1) Amounts include assets held under capital leases for certain tractors in our marketing segment. Gross property and equipment associated with assets held under capital leases were $1.8 million and $1.8 million at June 30, 2018 and December 31, 2017, respectively. Accumulated amortization associated with assets held under capital leases were $0.3 million and $0.1 million at June 30, 2018 and December 31, 2017, respectively (see Note 12 for further information).

Components of depreciation, depletion and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation, depletion and amortization,
excluding amounts under capital leases	$2,171	$3,563	$4,493	$7,532
Amortization of property and equipment
under capital leases	91	—	181	—
Total depreciation, depletion and amortization	$2,262	$3,563	$4,674	$7,532

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

Amounts associated with liability insurance program:
Insurance collateral deposits	$3,517	$3,767
Excess loss fund	2,093	2,284
Accumulated interest income	642	814
Other amounts:
State collateral deposits	57	57
Materials and supplies	273	273
Other	36	37
Total	$6,618	$7,232

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

Information concerning our various business activities was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Oil and Gas	Total

Three Months Ended June 30, 2018
Revenues	$438,791	$13,626	$—	$452,417
Segment operating (losses) earnings (1)	5,772	810	—	6,582
Depreciation, depletion and amortization	1,336	926	—	2,262
Property and equipment additions (2)	277	1,572	—	1,849

Three Months Ended June 30, 2017
Revenues	$301,176	$13,616	$410	$315,202
Segment operating (losses) earnings (1)	1,691	293	95	2,079
Depreciation, depletion and amortization	1,977	1,472	114	3,563
Property and equipment additions	191	(92)	1,003	1,102

Six Months Ended June 30, 2018
Revenues	$812,429	$27,244	$—	$839,673
Segment operating (losses) earnings (1)	8,730	1,212	—	9,942
Depreciation, depletion and amortization	2,833	1,841	—	4,674
Property and equipment additions (2)	1,070	1,645	—	2,715

Six Months Ended June 30, 2017
Revenues	$589,791	$27,071	$1,427	$618,289
Segment operating (losses) earnings (1)	3,084	(5)	53	3,132
Depreciation, depletion and amortization	4,046	3,063	423	7,532
Property and equipment additions	273	10	1,825	2,108
_______________
(1) Our marketing segment’s operating earnings included inventory liquidation gains of $1.9 million and $2.5 million for the three and six months ended June 30, 2018, respectively, and inventory valuation losses of $1.4 million and $2.1 million for the three and six months ended June 30, 2017, respectively.
(2) During the six months ended June 30, 2018, we had $13 thousand of property and equipment additions for leasehold improvements at our corporate headquarters level, which is not attributed or allocated to any of our reporting segments.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Segment operating earnings	$6,582	$2,079	$9,942	$3,132
General and administrative	(2,284)	(1,460)	(4,567)	(4,097)
Operating earnings (losses)	4,298	619	5,375	(965)
Loss on deconsolidation of subsidiary	—	(1,635)	—	(1,635)
Interest income	498	260	885	419
Interest expense	(15)	(1)	(34)	(2)
(Losses) earnings before income taxes	$4,781	$(757)	$6,226	$(2,183)

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

Reporting segment:
Marketing	$139,687	$134,745
Transportation	28,803	29,069
Oil and Gas (1)	425	425
Cash and other assets	134,212	118,465
Total assets	$303,127	$282,704
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

We utilize our former affiliate, Bencap LLC (“Bencap”), to administer certain of our employee medical benefit programs including a detail audit of individual medical claims. Bencap earns a fee from us for providing these services at a discounted amount from its standard charge to non-affiliates. We had an equity method investment in Bencap, which was forfeited during the first quarter of 2017. As a result, we have no further ownership interest in Bencap.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Affiliate billings to us	$25	$24	$40	$36
Billings to affiliates	1	1	3	2
Rentals paid to affiliate	122	158	244	325
Fees paid to Bencap (1)	—	—	—	108
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

At June 30, 2018, we had in place 16 commodity purchase and sale contracts, of which four of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
• 646 barrels per day of crude oil during July 2018;
• 322 barrels per day of crude oil during August through September 2018;
• 258 barrels per day of crude oil during October through December 2018;
• 322 barrels per day of crude oil during January 2019 through April 2019; and
• 258 barrels per day of crude oil during May 2019.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the date indicated (in thousands):

	June 30, 2018
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$538	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	514	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$538	$—	$514	$—

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At June 30, 2018 and December 31, 2017, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues – marketing	$1	$280	$2	$700

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	June 30, 2018
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$538	$—	$—	$538
Current liabilities	—	(514)	—	—	(514)
Net value	$—	$24	$—	$—	$24

	December 31, 2017
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$166	$—	$—	$166
Current liabilities	—	(145)	—	—	(145)
Net value	$—	$21	$—	$—	$21

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At June 30, 2018 and December 31, 2017, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 10. Share-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards were granted during the second quarter of 2018. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. We began awarding share-based compensation to eligible employees and directors in June 2018. After giving effect to awards granted under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through June 30, 2018, a total of 120,403 shares were available for issuance. During the six months ended June 30, 2018, we recognized a nominal amount of compensation expense in connection with equity-based awards as the grant date for all awards under the 2018 LTIP was June 29, 2018.

If dividends are paid with respect to our common shares during the vesting period, an equivalent amount will accrue and be held by us without interest until the restricted stock and performance unit awards vest, at which time the amount will be paid to the recipient. If the award is forfeited prior to vesting, the accrued dividends will also be forfeited. At June 30, 2018, there were no accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

A restricted stock unit award is a grant of a right to receive our common shares in the future at no cost to the recipient apart from fulfilling service and other conditions once a defined vesting period expires, subject to customary forfeiture provisions. A restricted stock unit award will either be settled by the delivery of common shares or by the payment of cash based upon the fair market value of a specified number of shares, at the discretion of the Compensation Committee, subject to the terms of the applicable award agreement. The Compensation Committee intends for these awards to vest with the settlement of common shares. Restricted stock unit awards generally vest at a rate of 33% per year beginning one year after the grant date and are non-vested until the required service periods expire.

The fair value of a restricted stock unit award is based on the market price per share of our common shares on the date of grant. Compensation expense is recognized based on the grant date fair value over the requisite service or vesting period.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents restricted stock unit award activity for the periods indicated:

Weighted-
Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2018	—	$—
Granted (2)	13,733	$43.00
Vested	—	$—
Forfeited	—	$—
Restricted stock unit awards at June 30, 2018	13,733	$—
____________________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)  The aggregate grant date fair value of restricted stock unit awards issued during 2018 was $0.6 million based on a grant date market price of our common shares of $43.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.6 million. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.7 years.

Performance Share Unit Awards

An award granted as performance-based compensation is awarded to a participant contingent upon attainment of our future performance goals during a performance cycle. The performance goals were pre-established by the Compensation Committee. Following the end of the performance period, the holder of a performance-based compensation award is entitled to receive payment of an amount not exceeding the number of shares of common stock subject to, or the maximum value of, the performance-based compensation award, based on the achievement of the performance measures for the performance period. The performance share unit awards generally vest in full approximately three years after grant date, and are non-vested until the required service period expires.

The fair value of a performance share unit award is based on the market price per share of our common shares on the date of grant. Compensation expense is recognized based on the grant date fair value over the requisite service or vesting period. Compensation expense will be adjusted for the performance goals on a quarterly basis.

The following table presents performance share unit award activity for the periods indicated:

Weighted-
Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2018	—	$—
Granted (2)	7,932	$43.00
Vested	—	$—
Forfeited	—	$—
Performance share unit awards at June 30, 2018	7,932	$—
____________________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of performance share unit awards issued during 2018 was $0.4 million based on a grant date market price of our common share of $43.00 per share and assuming a performance factor of 100 percent.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized compensation cost associated with performance share unit awards was approximately $0.4 million. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.9 years.

Note 11. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017

Cash paid for interest	$34	$2
Cash paid for federal and state income taxes	210	225

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(44)	455

Note 12. Commitments and Contingencies

Capital Lease Obligations

We have entered into capital leases for certain of our tractors in our crude oil marketing segment. The following table summarizes our principal contractual commitments outstanding under our capital leases at June 30, 2018 for the next five years, and in total thereafter (in thousands):

Remainder of 2018	$199
2019	398
2020	398
2021	398
2022	255
Thereafter	—
Total minimum lease payments	1,648
Less: Amount representing interest	(126)
Present value of capital lease obligations	1,522
Less current portion of capital lease obligations	(345)
Total long-term capital lease obligations	$1,177

Operating Lease Obligations

We lease certain property and equipment under noncancelable and cancelable operating leases. Our significant lease agreements consist of (i) arrangements with independent truck owner-operators for use of their equipment and driver services; (ii) leased office space; and (iii) certain lease and terminal access contracts in order to provide tank storage and dock access for our crude oil marketing business. Currently, our significant lease agreements have terms that range from one to eight years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Rental expense	$2,835	$3,230	$5,422	$6,458

At June 30, 2018, rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year for the next five years and thereafter are payable as follows (in thousands):

Remainder of 2018	$2,986
2019	3,336
2020	1,641
2021	1,531
2022	1,499
Thereafter	2,966
Total operating lease payments	$13,959

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

	June 30,	December 31,
	2018	2017

Pre-funded premiums for losses incurred but not reported	$516	$988
Accrued automobile and workers’ compensation claims	1,262	450

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We maintain a self-insurance program for managing employee medical claims. A liability for expected claims incurred but not reported is established on a monthly basis. As claims are paid, the liability is relieved. We also maintain third party insurance stop-loss coverage for annual aggregate medical claims exceeding $6.0 million. Medical accrual amounts were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

Accrued medical claims	$1,439	$1,329

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

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) upstream crude oil and natural gas exploration and production. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets as a result of a voluntary bankruptcy filing for this subsidiary. We expect the bankruptcy case involving the wholly owned subsidiary through which this business was conducted to be dismissed during the second half of 2018.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change (1)	2018	2017	Change (1)

Revenues	$438,791	$301,176	46%	$812,429	$589,791	38%
Operating earnings	5,772	1,691	241%	8,730	3,084	183%
Depreciation and amortization	1,336	1,977	(32)%	2,833	4,046	(30)%
Driver commissions	3,001	3,129	(4)%	6,056	6,191	(2)%
Insurance	1,125	1,258	(11)%	2,414	2,497	(3)%
Fuel	1,653	1,284	29%	3,168	2,638	20%
_________________________________
(1) Represents the percentage increase (decrease) from the prior year period.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Field level purchase volumes – per day (1)
Crude oil – barrels	70,389	66,817	67,815	66,605

Average purchase price
Crude oil – per barrel	$68.24	$46.34	$66.22	$47.67
_________________________________
(1) Reflects the volume purchased from third parties at the field level of operations.

Revenues and Operating Earnings. Crude oil marketing revenues increased by $137.6 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $115.3 million, and higher overall crude oil volumes, which increased revenues by approximately $22.3 million. The average crude oil price received was $46.34 for the three months ended June 30, 2017, which increased to $68.24 for the three months ended June 30, 2018.

Our crude oil marketing operating earnings for the three months ended June 30, 2018 increased by $4.1 million as compared to the same period in 2017, due to low margin contracts being canceled or renegotiated and increased crude oil volumes. Operating earnings were also impacted by inventory valuation changes (as shown in the table below).

Crude oil marketing revenues increased by $222.6 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $208.1 million, and higher overall crude oil volumes, which increased revenues by approximately $14.5 million. The average crude oil price received was $47.67 for the six months ended June 30, 2017, which increased to $66.22 for the six months ended June 30, 2018.

Our crude oil marketing operating earnings for the six months ended June 30, 2018 increased by $5.6 million as compared to the same period in 2017, due to improved market conditions. Operating earnings were also impacted by inventory valuation changes.

Expenses. Driver commissions decreased by $0.1 million during the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to a decrease in the number of drivers in the 2018 period as compared to the 2017 period, partially offset by an increase in crude oil marketing volumes in the 2018 period.  Insurance costs decreased by $0.1 million during the three months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of decreased mileage during the 2018 period as compared to the 2017 period, and favorable driver safety performance during the 2018 period. Fuel costs increased by $0.4 million during the three months ended June 30, 2018 as compared to the same period in 2017 consistent with higher crude oil prices during the 2018 period and an increase in the price of diesel fuel during the 2018 period as compared to the 2017 period. Depreciation and amortization expense decreased by $0.6 million during the three months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017.

Driver commissions decreased by $0.1 million during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to a decrease in the number of drivers in the 2018 period as compared to the 2017 period, partially offset by an increase in crude oil marketing volumes in the 2018 period. Insurance costs decreased by $0.1 million during the six months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of decreased mileage during the 2018 period as compared to the 2017 period, and favorable driver safety performance during the 2018 period. Fuel costs increased by $0.5 million during the six months ended June 30, 2018 as compared to the same period in 2017 consistent with higher crude oil prices during the 2018 period and an increase in the price of diesel fuel during the 2018 period as compared to the 2017 period. Depreciation and amortization expense decreased by $1.2 million during the six months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

As reported segment operating earnings (1)	$5,772	$1,691	$8,730	$3,084
Add (subtract):
Inventory liquidation gains	(1,923)	—	(2,475)	—
Inventory valuation losses	—	1,405	—	2,063
Derivative valuation (gains) losses	(1)	(280)	(2)	(700)
Field level operating earnings (2)	$3,848	$2,816	$6,253	$4,447
________________________________
(1) Segment operating earnings included inventory liquidation gains of $1.9 million and $2.5 million for the three and six months ended June 30, 2018, respectively, and inventory valuation losses of $1.4 million and $2.1 million for the three and six months ended June 30, 2017, respectively.
(2) The use of field level operating earnings is (a) unique to us, (b) not a substitute for a GAAP measure and (c) may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three and six months ended June 30, 2018 as compared to the same periods in 2017 due to an increase in the market price of crude oil, which increased revenues, the effects of lower barge costs, reducing operating expenses, increased crude oil volumes and improved market conditions.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	June 30, 2018		December 31, 2017
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	302,591	$71.10	198,011	$61.57

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2017 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change (1)	2018	2017	Change (1)

Revenues	$13,626	$13,616	—%	$27,244	$27,071	1%
Operating earnings (losses)	$810	$293	176%	$1,212	$(5)	(24,340)%
Depreciation and amortization	$926	$1,472	(37)%	$1,841	$3,063	(40)%
Driver commissions	$2,726	$2,892	(6)%	$5,606	$5,728	(2)%
Insurance	$1,202	$1,072	12%	$2,604	$2,453	6%
Fuel	$1,722	$1,477	17%	$3,598	$3,109	16%
Maintenance expense	$1,548	$1,471	5%	$3,075	$3,109	(1)%
Mileage (000s)	4,699	5,625	(16)%	9,769	11,243	(13)%
________________________________
(1) Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Total transportation revenue	$13,626	$13,616	$27,244	$27,071
Diesel fuel cost	(1,722)	(1,477)	(3,598)	(3,109)
Revenues, net of fuel cost (1)	$11,904	$12,139	$23,646	$23,962
________________________________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues during the three months ended June 30, 2018 were generally consistent with transportation revenues during the three months ended June 30, 2017, with a slight increase as a result of a new transportation agreement entered into in January 2018 and higher transportation rates in the 2018 period offset by a decrease in revenues as a result of less miles traveled. Revenues, net of fuel cost, decreased by $0.2 million during the three months ended June 30, 2018, primarily as a result of an increase in the price of diesel and lower miles traveled during the 2018 period. Transportation activity has been increasing, and we continue to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. We have been working with customers to increase our transportation rates as well as streamlining operations in low margin areas. This increase in services has resulted in an increase in revenues, an increase in variable expenses related to transportation activities and a decrease in mileage as we reduce low margin operations. Fuel costs increased by $0.2 million as a result of an increase in the price of diesel during the 2018 period as compared to the 2017 period, partially offset by a decrease in miles traveled. Depreciation and amortization expense decreased by $0.5 million during the three months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017, partially offset by the purchase of new tractors in the the second quarter of 2018, which will result in increased depreciation expense in future periods.

Transportation revenues increased by $0.2 million during the six months ended June 30, 2018, primarily as a result of the new transportation agreement entered into in January 2018 and higher transportation rates in the 2018 period. Revenues, net of fuel cost, decreased by $0.3 million during the six months ended June 30, 2018, primarily as a result of an increase in the price of diesel during the 2018 period, partially offset by increased activity in our transportation segment. This increase in services resulted in an increase in variable expenses related to transportation activities.  Fuel costs increased by $0.5 million as a result of an increase in the price of diesel during the 2018 period as compared to the 2017 period. Depreciation and amortization expense decreased by $1.2 million during the six months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017, partially offset by the purchase of new tractors in the second quarter of 2018, which will result in increased depreciation expense in future periods. During the remainder of 2018, we expect to purchase additional tractors, which will reduce the age of our fleet and increase depreciation expense. See “Other Items” below for further information regarding our purchase commitments.

Oil and Gas

Our upstream crude oil and natural gas exploration and production segment revenues and operating earnings (losses) were primarily a function of crude oil and natural gas prices and volumes. We accounted for our upstream operations under the successful efforts method of accounting. As a result of AREC’s bankruptcy filing in April 2017 and our loss of control of this subsidiary, we deconsolidated AREC effective with its bankruptcy filing in 2017 and recorded our investment in AREC under the cost method of accounting. Our results for the three and six months ended June 30, 2017 were for the period in which AREC was consolidated.

Our upstream crude oil and natural gas exploration and production segment revenues, operating losses and depreciation and depletion expense were as follows for the periods indicated (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017

Revenues	$410	$1,427
Operating losses	95	53
Depreciation and depletion	114	423

Volume and price information were as follows for the periods indicated (volumes in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2017
Crude oil
Volume – barrels (1)	3,169	11,643
Average price per barrel	$51.20	$49.44

Natural gas
Volume – Mcf (1)	48,781	189,488
Average price per Mcf	$2.48	$2.86

Natural gas liquids
Volume – barrels (1)	3,911	11,204
Average price per barrel	$30.06	$26.77
_________________________________
(1) Volumes for the six months ended June 30, 2017 are only through April 30, 2017, as a result of the deconsolidation of this subsidiary due to its bankruptcy filing.

General and Administrative Expense

General and administrative expense increased by $0.8 million during the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to the reversal in the 2017 period of certain legal accruals of approximately $0.7 million related to legal matters and higher legal and outside service fees in the 2018 period, partially offset by lower personnel costs in the 2018 period.

General and administrative expense increased by $0.5 million during the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to the reversal in the 2017 period of certain legal accruals of approximately $0.7 million related to legal matters and higher legal and outside service fees in the 2018 period, partially offset by the deconsolidation of AREC in April 2017.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018. As a result of the lower tax rate, our provision for income taxes reflects the effects of the new tax rate during the three and six months ended June 30, 2018 as compared to the same periods in 2017.

Outlook

We plan to operate our remaining business segments with internally generated cash flows during 2018, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During 2018, we plan to leverage our investment in our transportation segment’s Houston terminal with the continued efforts to diversify service offerings, and we plan to grow in new or existing areas with our crude oil marketing segment.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

One of our wholly owned subsidiaries, AREC, filed for bankruptcy in April 2017. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses. As a result of an auction process, AREC sold its assets for approximately $5.2 million during 2017. After settlement of certain claims in late 2017, AE received approximately $2.8 million from AREC in December 2017. AE anticipates receiving an additional $0.4 million in the second half of 2018 when the bankruptcy case is dismissed.

At June 30, 2018 and December 31, 2017, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

Cash and cash equivalents	$126,999	$109,393
Working capital	120,775	116,087

We maintain a stand-by letter of credit facility with Wells Fargo Bank, National Association to provide for the issuance of up to $60 million in stand-by letters of credit for the benefit of suppliers of crude oil within our crude oil marketing segment and for other purposes. Stand-by letters of credit are issued as needed and are canceled as the underlying purchase obligations are satisfied by cash payment when due. The issuance of stand-by letters of credit enables us to avoid posting cash collateral when procuring crude oil supply. We are currently using the letter of credit facility for a letter of credit related to our insurance program. At June 30, 2018 and December 31, 2017, we had $0.4 million and $2.2 million, respectively, outstanding under this facility.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017

Cash provided by (used in):
Operating activities	$21,237	$19,772
Investing activities	(1,608)	(1,571)
Financing activities	(2,023)	(1,856)

Operating activities. Net cash flows provided by operating activities for the six months ended June 30, 2018 increased by $1.5 million when compared to the same period in 2017. This increase was primarily due to an increase in revenues and the timing of collections of accounts receivable and payments of accounts payable, partially offset by a decrease in operating expenses.

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

Early payments were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2018	2017

Early payments received	$29,839	$20,078
Early payments to suppliers	4,500	6,100

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the fourth quarter of 2017 and during the second quarter of 2018, we elected to make several early payments in our crude oil marketing operations. Our cash balance increased by approximately $17.6 million as of June 30, 2018 relative to the year ended December 31, 2017 primarily as a result of the timing of the early payments and prepayments made and received during each period.

Investing activities. Net cash flows used in investing activities for the six months ended June 30, 2018 was consistent with the same period in 2017. Increases during the 2018 period of $0.5 million in cash proceeds from the sales of assets and $0.1 million in insurance and state collateral refunds were offset by an increase of $0.6 million in capital spending for property and equipment (see following table).

Capital spending was as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017

Crude oil marketing (1)	$1,070	$273
Truck transportation (2)	1,645	10
Oil and natural gas exploration	—	1,825
Other	13	—
Capital spending	$2,728	$2,108
__________________
(1) 2018 amount primarily relates to construction of a pipeline connection.
(2) 2018 amount primarily relates to the purchase of 10 tractors, five of which were placed into service in June 2018 and five of which were placed into service in July 2018.

Financing activities. Cash used in financing activities for the six months ended June 30, 2018 increased by $0.2 million when compared to the same period in 2017. During each of the six months ended June 30, 2018 and 2017, we paid a quarterly dividend of $0.22 per common share, or a total of $1.9 million during each six month period. During the 2018 period, we paid $0.2 million of principal repayments on capital lease obligations that we entered into in September 2017 for certain of our tractors in our crude oil marketing segment, with principal contractual commitments to be paid over a period of five years. See “Other Items” below for further information regarding our capital leases.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2018 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations (1)	$1,648	$398	$796	$454	$—
Operating lease obligations (2)	13,959	2,986	4,977	3,030	2,966
Purchase obligations (3)	5,000	5,000	—	—	—
Total contractual obligations	$20,607	$8,384	$5,773	$3,484	$2,966

______________
(1) Amounts represent our principal contractual commitments, including interest, outstanding under capital leases for certain tractors in our crude oil marketing segment.
(2) Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3) Amount represents commitments to purchase 41 new tractors during the remainder of 2018 in connection with our transportation business.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Rental expense	$2,835	$3,230	$5,422	$6,458

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1987).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
10.1+*	Form of Director Restricted Stock Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan.
10.2+*	Form of Employee Restricted Stock Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan.
10.3+*	Form of Employee Performance Share Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document
____________
+ Management contract or compensation plan or arrangement.
*Filed or furnished (in the case of Exhibit 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date: August 8, 2018	By:	/s/ Townes G. Pressler
Townes G. Pressler
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)