Form 10-Q
period 2018-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2018-11-07
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

A total of 4,217,596 shares of Common Stock were outstanding at November 1, 2018. Our Common Stock trades on the NYSE American (formerly the NYSE MKT) under the ticker symbol “AE.”

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$130,774	$109,393
Accounts receivable, net of allowance for doubtful
accounts of $208 and $303, respectively	108,662	121,353
Inventory	34,760	12,192
Derivative assets	263	166
Income tax receivable	—	1,317
Prepayments and other current assets	1,271	1,264
Total current assets	275,730	245,685
Property and equipment, net	30,918	29,362
Investment in unconsolidated affiliate	425	425
Cash deposits and other assets	6,239	7,232
Total assets	$313,312	$282,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,895	$124,706
Accounts payable – related party	6	5
Derivative liabilities	247	145
Current portion of capital lease obligations	568	338
Other current liabilities	8,219	4,404
Total current liabilities	155,935	129,598
Other long-term liabilities:
Asset retirement obligations	1,414	1,273
Capital lease obligations	2,041	1,351
Deferred taxes and other liabilities	2,655	3,363
Total liabilities	162,045	135,585

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,837	11,693
Retained earnings	139,008	135,004
Total shareholders’ equity	151,267	147,119
Total liabilities and shareholders’ equity	$313,312	$282,704

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Marketing	$453,626	$282,229	$1,266,055	$872,020
Transportation	14,265	13,082	41,509	40,153
Oil and natural gas	—	—	—	1,427
Total revenues	467,891	295,311	1,307,564	913,600

Costs and expenses:
Marketing	449,367	277,906	1,250,233	860,567
Transportation	12,412	12,668	36,603	36,681
Oil and natural gas	—	—	—	951
General and administrative	1,533	2,787	6,100	6,884
Depreciation, depletion and amortization	2,340	3,240	7,014	10,772
Total costs and expenses	465,652	296,601	1,299,950	915,855

Operating earnings (losses)	2,239	(1,290)	7,614	(2,255)

Other income (expense):
Loss on deconsolidation of subsidiary	—	(1,870)	—	(3,505)
Impairment of investment in unconsolidated
affiliate	—	(2,500)	—	(2,500)
Interest income	601	370	1,486	789
Interest expense	(26)	(8)	(60)	(10)
Total other income (expense), net	575	(4,008)	1,426	(5,226)

(Losses) earnings before income taxes	2,814	(5,298)	9,040	(7,481)
Income tax benefit (provision)	(779)	2,265	(2,247)	3,306

Net (losses) earnings	$2,035	$(3,033)	$6,793	$(4,175)

Earnings (losses) per share:
Basic net (losses) earnings per common share	$0.48	$(0.72)	$1.61	$(0.99)
Diluted net (losses) earnings per common share	$0.48	$(0.72)	$1.61	$(0.99)

Dividends per common share	$0.22	$0.22	$0.66	$0.66

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2018	2017
Operating activities:
Net (losses) earnings	$6,793	$(4,175)
Adjustments to reconcile net (losses) earnings to net cash
provided by operating activities:
Depreciation, depletion and amortization	7,014	10,772
Gains on sales of property	(890)	(347)
Impairment of oil and natural gas properties	—	3
Provision for doubtful accounts	(95)	(9)
Stock-based compensation expense	144	—
Deferred income taxes	(685)	(1,198)
Net change in fair value contracts	5	48
Impairment of investment in unconsolidated affiliate	—	2,500
Loss on deconsolidation of subsidiary	—	3,505
Changes in assets and liabilities:
Accounts receivable	12,830	5,228
Accounts receivable/payable, affiliates	1	266
Inventories	(22,568)	(9,328)
Income tax receivable	1,317	(1,412)
Prepayments and other current assets	(7)	927
Accounts payable	22,254	9,482
Accrued liabilities	3,815	465
Other	(103)	(240)
Net cash provided by operating activities	29,825	16,487

Investing activities:
Property and equipment additions	(7,756)	(2,465)
Proceeds from property sales	1,314	430
Insurance and state collateral (deposits) refunds	1,070	439
Net cash used in investing activities	(5,372)	(1,596)

Financing activities:
Principal repayments of capital lease obligations	(288)	—
Dividends paid on common stock	(2,784)	(2,784)
Net cash used in financing activities	(3,072)	(2,784)

Increase in cash and cash equivalents	21,381	12,107
Cash and cash equivalents at beginning of period	109,393	87,342
Cash and cash equivalents at end of period	$130,774	$99,449

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2018	$422	$11,693	$135,004	$147,119
Net earnings	—	—	1,138	1,138
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, March 31, 2018	422	11,693	135,214	147,329
Net earnings	—	—	3,620	3,620
Stock-based compensation expense	—	3	—	3
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, June 30, 2018	422	11,696	137,906	150,024
Net earnings	—	—	2,035	2,035
Stock-based compensation expense	—	141	—	141
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Awards under LTIP, $0.22/share	—	—	(5)	(5)
Balance, September 30, 2018	$422	$11,837	$139,008	$151,267

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2017	$422	$11,693	$139,197	$151,312
Net losses	—	—	(860)	(860)
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, March 31, 2017	422	11,693	137,409	149,524
Net losses	—	—	(282)	(282)
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, June 30, 2017	422	11,693	136,199	148,314
Net losses	—	—	(3,033)	(3,033)
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, September 30, 2017	$422	$11,693	$132,238	$144,353

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

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation, and (iii) upstream crude oil and natural gas exploration and production. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets as a result of a voluntary bankruptcy filing for this subsidiary. The bankruptcy case involving the wholly owned subsidiary through which this business was conducted was dismissed in October 2018, and we expect final settlement to occur during the fourth quarter of 2018.

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results expected for the full year of 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the SEC on March 12, 2018. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings (losses) per share is computed by dividing our net earnings (losses) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (losses) per share is computed by giving effect to all potential shares of common stock outstanding, including our stock related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 10 for further discussion).

A reconciliation of the denominator used in the calculation of basic and diluted earnings (losses) per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Basic earnings (losses) per share:
Net earnings (losses)	$2,035	$(3,033)	$6,793	$(4,175)

Weighted average number of shares outstanding — Basic	4,218	4,218	4,218	4,218

Basic earnings (losses) per share	$0.48	$(0.72)	$1.61	$(0.99)

Diluted earnings (losses) per share:
Net earnings (losses)	$2,035	$(3,033)	$6,793	$(4,175)

Diluted weighted average number of shares outstanding:
Common shares	4,218	4,218	4,218	4,218
Restricted stock unit awards (1)	1	—	—	—
Performance share unit awards (2)	—	—	—	—
Total	4,219	4,218	4,218	4,218

Diluted earnings (losses) per share	$0.48	$(0.72)	$1.61	$(0.99)
_______________
(1) The dilutive effect of restricted stock unit awards for the three and nine months ended September 30, 2018 is de minimis.
(2)  The dilutive effect of performance share awards will be included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

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

Investments in Unconsolidated Affiliates

AREC. In April 2017, one of our wholly owned subsidiaries, Adams Resources Exploration Corporation (“AREC”), filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of Title 11 of the United States Code. As a result of the voluntary bankruptcy filing, we no longer controlled the operations of AREC; therefore, we deconsolidated AREC in April 2017, and we recorded our investment in this subsidiary under the cost method of accounting. During the second quarter of 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC. During the third quarter of 2017, as a result of the sale of substantially all of AREC’s assets, we recognized an additional loss of $1.9 million, which represents the difference between the net proceeds we expected to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment. At September 30, 2018, our remaining investment in AREC was $0.4 million. The bankruptcy case was dismissed during October 2018, and we expect final settlement to occur during the fourth quarter of 2018.

VestaCare. During the third quarter of 2017, we reviewed our investment in VestaCare, Inc. (“VestaCare”), in which we own an approximate 15 percent equity interest (less than 3 percent voting interest), and determined that the current projected operating results did not support the carrying value of the investment. As such, we recognized a pre-tax impairment charge of $2.5 million during the third quarter of 2017 and wrote-off our investment in VestaCare.

Letter of Credit Facility

We maintain a Credit and Security Agreement with Wells Fargo Bank, National Association to provide up to a $60.0 million stand-by letter of credit facility used to support crude oil purchases within our crude oil marketing segment and for other purposes. We are currently using the letter of credit facility for a letter of credit related to our insurance program. This facility is collateralized by the eligible accounts receivable within our crude oil marketing segment and expires on August 30, 2019.

The issued stand-by letters of credit are canceled as the underlying purchase obligations are satisfied by cash payment when due. The letter of credit facility places certain restrictions on GulfMark Energy, Inc., one of our wholly owned subsidiaries. These restrictions include the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions. We are currently in compliance with all such financial covenants. Subsequent to September 30, 2018, per the terms of our letter of credit agreement, we were in default of certain nonfinancial covenants and obtained a waiver whereby the creditor will not exercise any of their rights or remedies. At September 30, 2018 and December 31, 2017, we had $0.4 million and $2.2 million, respectively, outstanding under this facility.

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

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use (“ROU”) asset approach. We plan to adopt the new standard on January 1, 2019 using the modified retrospective approach and apply it to (i) all new leases entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2019 through a cumulative adjustment to equity. In accordance with this approach, our consolidated operating expenses for periods prior to January 1, 2019 will not be revised.

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

We are in the process of reviewing our lease agreements in light of the new guidance. We anticipate that this new lease guidance will result in changes to the way our operating leases are recorded, presented and disclosed in our consolidated financial statements.

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

Note 3. Revenue Recognition

Adoption of ASC 606

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. The modified retrospective approach required us to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2018. Comparative information has not been restated and continues to be reported under the historical accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our retained earnings since there was no significant impact upon adoption of the new standard. There was also no material impact to revenues, or any other financial statement line items, for the three and nine months ended September 30, 2018 as a result of applying ASC 606. We expect the impact of the adoption of ASC 606 to remain immaterial to our net earnings on an ongoing basis.

Revenue Recognition

The new revenue standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

Our revenues are primarily generated from the marketing, transportation and storage of crude oil and other related products and the tank truck transportation of liquid chemicals and dry bulk. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. To identify the performance obligations, we considered all of the products or services promised in the contracts with customers, whether explicitly stated or implied based on customary business practices. Revenue is recognized when, or as, each performance obligation is satisfied under terms of the contract. Payment is typically due in full within 30 days of the invoice date.

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

Practical Expedients

In connection with our adoption of ASC 606, we reviewed our revenue contracts for impact upon adoption. For example, our revenue contracts often include promises to transfer various goods and services to a customer. Determining whether goods and services are considered distinct performance obligations that should be accounted for separately versus together will continue to require continual assessment. We also used practical expedients permitted by ASC 606 when applicable. These practical expedients included:

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Three Months Ended September 30, 2018
Revenues from contracts with customers	$424,061	$14,265	$438,326
Other (1)	29,565	—	29,565
Total revenues	$453,626	$14,265	$467,891

Timing of revenue recognition:
Goods transferred at a point in time	$424,061	$—	$424,061
Services transferred over time	—	14,265	14,265
Total revenues from contracts with customers	$424,061	$14,265	$438,326

Nine Months Ended September 30, 2018
Revenues from contracts with customers	$1,203,511	$41,509	$1,245,020
Other (1)	62,544	—	62,544
Total revenues	$1,266,055	$41,509	$1,307,564

Timing of revenue recognition:
Goods transferred at a point in time	$1,203,511	$—	$1,203,511
Services transferred over time	—	41,509	41,509
Total revenues from contracts with customers	$1,203,511	$41,509	$1,245,020
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue gross-up	$76,373	$46,306	$178,399	$148,779

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017

Insurance premiums	$274	$425
Rents, licenses and other	997	839
Total	$1,271	$1,264

Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	in Years	2018	2017

Tractors and trailers (1)	5 – 6	$84,578	$88,065
Field equipment	2 – 5	19,987	18,490
Buildings	5 – 39	15,746	15,727
Office equipment	2 – 5	1,808	1,929
Land		1,790	1,790
Construction in progress		1,664	275
Total		125,573	126,276
Less accumulated depreciation		(94,655)	(96,914)
Property and equipment, net		$30,918	$29,362
_______________
(1) Amounts include assets held under capital leases for certain tractors in our marketing segment. Gross property and equipment associated with assets held under capital leases were $3.0 million and $1.8 million at September 30, 2018 and December 31, 2017, respectively. Accumulated amortization associated with assets held under capital leases were $0.4 million and $0.1 million at September 30, 2018 and December 31, 2017, respectively (see Note 12 for further information).

Components of depreciation, depletion and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation, depletion and amortization,
excluding amounts under capital leases	$2,210	$3,210	$6,703	$10,742
Amortization of property and equipment
under capital leases	130	30	311	30
Total depreciation, depletion and amortization	$2,340	$3,240	$7,014	$10,772

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017

Amounts associated with liability insurance program:
Insurance collateral deposits	$3,517	$3,767
Excess loss fund	1,662	2,284
Accumulated interest income	736	814
Other amounts:
State collateral deposits	61	57
Materials and supplies	227	273
Other	36	37
Total	$6,239	$7,232

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

Note 7. Segment Reporting

Historically, our three reporting segments have been: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation and (iii) upstream crude oil and natural gas exploration and production. Our upstream crude oil and natural gas exploration and production wholly owned subsidiary filed for bankruptcy in April 2017, and as a result of our loss of control of the wholly owned subsidiary, AREC was deconsolidated and is accounted for under the cost method of accounting. AREC remained a reportable segment until its deconsolidation, effective April 30, 2017.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information concerning our various business activities was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Oil and Gas and Other	Total

Three Months Ended September 30, 2018
Revenues	$453,626	$14,265	$—	$467,891
Segment operating (losses) earnings (1)	2,982	790	—	3,772
Depreciation, depletion and amortization	1,277	1,063	—	2,340
Property and equipment additions (2)	612	4,416	—	5,028

Three Months Ended September 30, 2017
Revenues	$282,229	$13,082	$—	$295,311
Segment operating (losses) earnings (1) (4)	2,412	(915)	—	1,497
Depreciation, depletion and amortization	1,911	1,329	—	3,240
Property and equipment additions (2)	178	179	—	357

Nine Months Ended September 30, 2018
Revenues	$1,266,055	$41,509	$—	$1,307,564
Segment operating (losses) earnings (1)	11,712	2,002	—	13,714
Depreciation, depletion and amortization	4,110	2,904	—	7,014
Property and equipment additions (2) (3)	1,682	6,061	13	7,756

Nine Months Ended September 30, 2017
Revenues	$872,020	$40,153	$1,427	$913,600
Segment operating (losses) earnings (1) (4)	5,496	(920)	53	4,629
Depreciation, depletion and amortization	5,957	4,392	423	10,772
Property and equipment additions (2)	451	189	1,825	2,465
_______________
(1) Our marketing segment’s operating earnings included inventory liquidation gains of $0.1 million and $2.5 million for the three and nine months ended September 30, 2018, respectively, inventory valuation gains of $2.0 million for the three months ended September 30, 2017 and inventory valuation losses of $0.1 million for the nine months ended September 30, 2017.
(2) Our marketing segment’s property and equipment additions do not include approximately $1.2 million and $1.8 million  of tractors acquired during the nine months ended September 30, 2018 and 2017, respectively, under capital leases. See Note 12 for further information.
(3) During the nine months ended September 30, 2018, we had $13 thousand of property and equipment additions for leasehold improvements at our corporate headquarters level, which is not attributed or allocated to any of our reporting segments.
(4) Segment operating (losses) earnings for the three and nine months ended September 30, 2017 included approximately $0.4 million of costs related to a voluntary early retirement program that was implemented in August 2017.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Segment operating earnings	$3,772	$1,497	$13,714	$4,629
General and administrative (1)	(1,533)	(2,787)	(6,100)	(6,884)
Operating earnings (losses)	2,239	(1,290)	7,614	(2,255)
Loss on deconsolidation of subsidiary	—	(1,870)	—	(3,505)
Impairment of investment in unconsolidated
affiliate	—	(2,500)	—	(2,500)
Interest income	601	370	1,486	789
Interest expense	(26)	(8)	(60)	(10)
(Losses) earnings before income taxes	$2,814	$(5,298)	$9,040	$(7,481)
_______________
(1) General and administrative expenses for the three and nine months ended September 30, 2017 included approximately $1.0 million of costs related to a voluntary early retirement program we implemented in August 2017.

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017

Reporting segment:
Marketing	$143,427	$134,745
Transportation	32,049	29,069
Oil and Gas (1)	425	425
Cash and other assets	137,411	118,465
Total assets	$313,312	$282,704
_______________
(1) Amounts represent our cost method investment in this segment.

Intersegment sales are insignificant. Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Affiliate billings to us	$18	$16	$58	$52
Billings to affiliates	1	1	4	3
Rentals paid to affiliate	121	137	365	462
Fees paid to Bencap (1)	—	—	—	108
_______________
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

At September 30, 2018, we had in place 12 commodity purchase and sale contracts, of which four of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
• 258 barrels per day of crude oil during October 2018 through December 2018;
• 322 barrels per day of crude oil during January 2019 through April 2019;
• 258 barrels per day of crude oil during May 2019; and
• 322 barrels per day of crude oil during June 2019 through August 2019.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the date indicated (in thousands):

	September 30, 2018
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$263	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	247	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$263	$—	$247	$—

At December 31, 2017, we had in place 20 commodity purchase and sale contracts, of which four of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
• 452 barrels per day of crude oil during January 2018;
• 322 barrels per day of crude oil during February 2018 through May 2018;
• 258 barrels per day of crude oil during June 2018;
• 646 barrels per day of crude oil during July 2018;
• 322 barrels per day of crude oil during August 2018 through September 2018; and
• 258 barrels per day of crude oil during October 2018 through December 2018.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At September 30, 2018 and December 31, 2017, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues – marketing	$(7)	$(748)	$(5)	$(48)

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	September 30, 2018
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$263	$—	$—	$263
Current liabilities	—	(247)	—	—	(247)
Net value	$—	$16	$—	$—	$16

	December 31, 2017
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
Derivatives:
Current assets	$—	$166	$—	$—	$166
Current liabilities	—	(145)	—	—	(145)
Net value	$—	$21	$—	$—	$21

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At September 30, 2018 and December 31, 2017, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. We had no items requiring nonrecurring fair value measurements during the nine months ended September 30, 2018. The following table presents categories of long-lived assets that were subject to nonrecurring fair value measurements during the nine months ended September 30, 2017 (in thousands):

Fair Value Measurements at the End of the Reporting Period Using
Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant	Total
	Value at	Identical Assets	Observable	Unobservable	Non-Cash
	September 30,	and Liabilities	Inputs	Inputs	Impairment
	2017	(Level 1)	(Level 2)	(Level 3)	Loss

Oil and gas properties —
Investment in AREC	$3,200	$—	$3,200	$—	$3,505
Investment in VestaCare	—	—	—	—	2,500
$6,005

Note 10.  Share-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards were granted during the second quarter of 2018. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. We began awarding share-based compensation to eligible employees and directors in June 2018. After giving effect to awards granted under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through September 30, 2018, a total of 120,403 shares were available for issuance. During the three and nine months ended September 30, 2018, we recognized $0.1 million and $0.1 million, respectively, of compensation expense in connection with equity-based awards as the grant date for all awards under the 2018 LTIP was June 29, 2018.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
If dividends are paid with respect to our common shares during the vesting period, an equivalent amount will accrue and be held by us without interest until the restricted stock unit awards and performance share unit awards vest, at which time the amount will be paid to the recipient. If the award is forfeited prior to vesting, the accrued dividends will also be forfeited. At September 30, 2018, we had $5 thousand of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

A restricted stock unit award is a grant of a right to receive our common shares in the future at no cost to the recipient apart from fulfilling service and other conditions once a defined vesting period expires, subject to customary forfeiture provisions. A restricted stock unit award will either be settled by the delivery of common shares or by the payment of cash based upon the fair market value of a specified number of shares, at the discretion of the Compensation Committee, subject to the terms of the applicable award agreement. The Compensation Committee intends for these awards to vest with the settlement of common shares. Restricted stock unit awards generally vest at a rate of approximately 33 percent per year beginning one year after the grant date and are non-vested until the required service periods expire.

The fair value of a restricted stock unit award is based on the market price per share of our common shares on the date of grant. Compensation expense is recognized based on the grant date fair value over the requisite service or vesting period.

The following table presents restricted stock unit award activity for the periods indicated:

Weighted-
Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2018	—	$—
Granted (2)	13,733	$43.00
Vested	—	$—
Forfeited	—	$—
Restricted stock unit awards at September 30, 2018	13,733	$—
_______________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of restricted stock unit awards issued during 2018 was $0.6 million based on a grant date market price of our common shares of $43.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.5 million at September 30, 2018. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.6 years.

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

The following table presents performance share unit award activity for the periods indicated:

Weighted-
Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2018	—	$—
Granted (2)	7,932	$43.00
Vested	—	$—
Forfeited	—	$—
Performance share unit awards at September 30, 2018	7,932	$—
_______________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of performance share unit awards issued during 2018 was $0.4 million based on a grant date market price of our common share of $43.00 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.3 million at September 30, 2018. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.9 years.

Note 11. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018	2017

Cash paid for interest	$60	$10
Cash paid for federal and state income taxes	811	381

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(84)	—
Property and equipment acquired under capital leases	1,208	1,808

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Commitments and Contingencies

Capital Lease Obligations

During 2017 and 2018, we entered into capital leases for certain of our tractors in our crude oil marketing segment. The following table summarizes our principal contractual commitments outstanding under our capital leases at September 30, 2018 for the next five years, and in total thereafter (in thousands):

Remainder of 2018	$168
2019	671
2020	671
2021	670
2022	527
Thereafter	158
Total minimum lease payments	2,865
Less: Amount representing interest	(256)
Present value of capital lease obligations	2,609
Less current portion of capital lease obligations	(568)
Total long-term capital lease obligations	$2,041

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Rental expense	$2,869	$2,874	$8,291	$9,332

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018, rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year for the next five years and thereafter are payable as follows (in thousands):

Remainder of 2018	$1,536
2019	3,551
2020	1,780
2021	1,651
2022	1,570
Thereafter	2,966
Total operating lease payments	$13,054

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

	September 30,	December 31,
	2018	2017

Pre-funded premiums for losses incurred but not reported	$497	$988
Accrued automobile and workers’ compensation claims	1,721	450

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

	September 30,	December 31,
	2018	2017

Accrued medical claims	$1,100	$1,329

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Subsequent Event

On October 1, 2018, we completed the purchase of a trucking company for $10.0 million that owned approximately 113 tractor trailer trucks and 125 trailers operating in the Red River area in North Texas and South Central Oklahoma. This acquisition will be included in our crude oil marketing segment.

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

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk and ISO tank container storage and transportation and (iii) upstream crude oil and natural gas exploration and production. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets as a result of a voluntary bankruptcy filing for this subsidiary. The bankruptcy case involving the wholly owned subsidiary through which this business was conducted was dismissed in October 2018, and we expect final settlement to occur during the fourth quarter of 2018.

Recent Developments

On October 1, 2018, we completed the purchase of a trucking company for $10.0 million that owned approximately 113 tractor trailer trucks and 125 trailers operating in the Red River area in North Texas and South Central Oklahoma. This acquisition will be included in our crude oil marketing segment.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change (1)	2018	2017	Change (1)

Revenues	$453,626	$282,229	61%	$1,266,055	$872,020	45%
Operating earnings	2,982	2,412	24%	11,712	5,496	113%
Depreciation and amortization	1,277	1,911	(33)%	4,110	5,957	(31)%
Driver commissions	3,099	2,962	5%	9,155	9,153	—%
Insurance	1,435	1,358	6%	3,849	3,855	—%
Fuel	1,479	1,249	18%	4,647	3,887	20%
_______________
(1) Represents the percentage increase (decrease) from the prior year period.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Field level purchase volumes – per day (1)
Crude oil – barrels	70,635	64,104	68,767	65,760

Average purchase price
Crude oil – per barrel	$71.69	$46.78	$68.11	$47.38
_______________
(1) Reflects the volume purchased from third parties at the field level of operations.

Revenues and Operating Earnings. Crude oil marketing revenues increased by $171.4 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $129.5 million, and higher overall crude oil volumes, which increased revenues by approximately $41.9 million. The average crude oil price received was $46.78 for the three months ended September 30, 2017, which increased to $71.69 for the three months ended September 30, 2018.

Our crude oil marketing operating earnings for the three months ended September 30, 2018 increased by $0.6 million as compared to the same period in 2017, due to increased crude oil volumes and improved market conditions.  Operating earnings were also impacted by inventory valuation changes (as shown in the table below).

Crude oil marketing revenues increased by $394.0 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $338.7 million, and higher overall crude oil volumes, which increased revenues by approximately $55.3 million. The average crude oil price received was $47.38 for the nine months ended September 30, 2017, which increased to $68.11 for the nine months ended September 30, 2018.

Our crude oil marketing operating earnings for the nine months ended September 30, 2018 increased by $6.2 million as compared to the same period in 2017, due to increased crude oil volumes and improved market conditions. Operating earnings were also impacted by inventory valuation changes.

Expenses. Driver commissions increased by $0.1 million during the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to increased driver pay and an increase in crude oil marketing volumes, partially offset by a decrease in the number of drivers in the 2018 period as compared to the 2017 period. Insurance costs were mostly consistent with the same period in 2017, primarily as a result of higher insurance claims in the 2018 period, offset by decreased mileage during the 2018 period as compared to the 2017 period, and favorable driver safety performance during the 2018 period. Fuel costs increased by $0.2 million during the three months ended September 30, 2018 as compared to the same period in 2017, consistent with higher crude oil prices during the 2018 period and an increase in the price of diesel fuel during the 2018 period as compared to the 2017 period. Depreciation and amortization expense decreased by $0.6 million during the three months ended September 30, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017.

Driver commissions during the nine months ended September 30, 2018 were consistent with the same period in 2017, with increased driver pay and an increase in crude oil marketing volumes, offset by a decrease in the number of drivers in the 2018 period as compared to the 2017 period. Insurance costs were consistent with the same period in 2017, primarily as a result of decreased mileage during the 2018 period as compared to the 2017 period, and favorable driver safety performance during the 2018 period, offset by higher insurance claims. Fuel costs increased by $0.8 million during the nine months ended September 30, 2018 as compared to the same period in 2017 consistent with higher crude oil prices during the 2018 period and an increase in the price of diesel fuel during the 2018 period as compared to the 2017 period. Depreciation and amortization expense decreased by $1.8 million during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

As reported segment operating earnings (1)	$2,982	$2,412	$11,712	$5,496
Add (subtract):
Inventory liquidation gains	(60)	(1,954)	(2,535)	—
Inventory valuation losses	—	—	—	109
Derivative valuation losses	7	748	5	48
Field level operating earnings (2)	$2,929	$1,206	$9,182	$5,653
_______________
(1) Segment operating earnings included inventory liquidation gains of $0.1 million and $2.5 million for the three and nine months ended September 30, 2018, respectively, inventory liquidation gains of $2.0 million for the three months ended September 30, 2017 and inventory valuation losses of $0.1 million for the nine months ended September 30, 2017.
(2) The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 due to an increase in the market price of crude oil, which increased revenues, the effects of lower barge costs, reduced operating expenses, increased crude oil volumes and improved market conditions.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	September 30, 2018		December 31, 2017
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	476,703	$72.92	198,011	$61.57

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2017 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change (1)	2018	2017	Change (1)

Revenues	$14,265	$13,082	9%	$41,509	$40,153	3%
Operating earnings (losses)	$790	$(915)	186%	$2,002	$(920)	318%
Depreciation and amortization	$1,063	$1,329	(20)%	$2,904	$4,392	(34)%
Driver commissions	$3,163	$2,912	9%	$8,769	$8,640	1%
Insurance	$1,317	$1,598	(18)%	$3,921	$4,051	(3)%
Fuel	$1,770	$1,582	12%	$5,368	$4,691	14%
Maintenance expense	$1,221	$1,532	(20)%	$4,296	$4,641	(7)%
Mileage (000s)	4,860	5,404	(10)%	14,629	16,647	(12)%
_______________
(1) Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Total transportation revenue	$14,265	$13,082	$41,509	$40,153
Diesel fuel cost	(1,770)	(1,582)	(5,368)	(4,691)
Revenues, net of fuel cost (1)	$12,495	$11,500	$36,141	$35,462
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues increased by $1.2 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of a new transportation agreement entered into in January 2018 and higher transportation rates in the 2018 period, partially offset by a decrease in revenue as a result of less miles traveled in the current period. Revenues, net of fuel cost, increased by $1.0 million during the three months ended September 30, 2018, primarily as a result of higher revenues in the 2018 period, partially offset by an increase in the price of diesel and lower miles traveled during the 2018 period. Transportation activity has continued to increase as we continue to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. We have continued to work with customers to increase our transportation rates as well as streamlining operations in low margin areas. This increase in services has resulted in an increase in revenues, an increase in variable expenses related to transportation activities and a decrease in mileage as we reduce low margin operations.

Fuel costs increased by $0.2 million as a result of an increase in the price of diesel during the 2018 period as compared to the 2017 period, partially offset by a decrease in miles traveled. Depreciation and amortization expense decreased by $0.3 million during the three months ended September 30, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017, partially offset by the purchase of new tractors in the the second and third quarters of 2018, which will result in increased depreciation expense in future periods.

Transportation revenues increased by $1.4 million during the nine months ended September 30, 2018, primarily as a result of the new transportation agreement entered into in January 2018 and higher transportation rates in the 2018 period. Revenues, net of fuel cost, increased by $0.7 million during the nine months ended September 30, 2018, primarily as a result of higher revenues in the 2018 period, partially offset by an increase in the price of diesel fuel and lower miles traveled during the 2018 period. This increase in services resulted in an increase in variable expenses related to transportation activities.

Fuel costs increased by $0.7 million as a result of an increase in the price of diesel during the 2018 period as compared to the 2017 period, partially offset by a decrease in miles traveled. Depreciation and amortization expense decreased by $1.5 million during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017, partially offset by the purchase of new tractors in the second and third quarters of 2018, which will result in increased depreciation expense in future periods. During the remainder of 2018, we expect to purchase additional tractors, which will reduce the age of our fleet and increase depreciation expense. See “Other Items” below for further information regarding our purchase commitments.

Oil and Gas

Our upstream crude oil and natural gas exploration and production segment revenues and operating earnings were primarily a function of crude oil and natural gas prices and volumes. We accounted for our upstream operations under the successful efforts method of accounting. As a result of AREC’s bankruptcy filing in April 2017 and our loss of control of this subsidiary, we deconsolidated AREC effective with its bankruptcy filing in 2017 and recorded our investment in AREC under the cost method of accounting. Our results for the nine months ended September 30, 2017 were for the period in which AREC was consolidated (January 1, 2017 through April 30, 2017).

Our upstream crude oil and natural gas exploration and production segment revenues, operating earnings and depreciation and depletion expense were as follows for the nine months ended September 30, 2017 (in thousands):

Revenues (1)	$1,427
Operating earnings (1)	53
Depreciation and depletion (1)	423
_______________
(1) Results for the nine months ended September 30, 2017 are only through April 30, 2017, as a result of the deconsolidation of this subsidiary due to its bankruptcy filing.

Volume and price information were as follows for the nine months ended September 30, 2017 (volumes in thousands):

Crude oil
Volume – barrels (1)	11,643
Average price per barrel	$49.44

Natural gas
Volume – Mcf (1)	189,488
Average price per Mcf	$2.86

Natural gas liquids
Volume – barrels (1)	11,204
Average price per barrel	$26.77
_______________
(1) Volumes for the nine months ended September 30, 2017 are only through April 30, 2017, as a result of the deconsolidation of this subsidiary due to its bankruptcy filing.

General and Administrative Expense

General and administrative expense decreased by $1.3 million during the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to the receipt in the 2018 period of approximately $0.6 million in insurance proceeds related to Hurricane Harvey insurance claims, which reduced expenses, and lower personnel costs in the 2018 period. The 2017 period also included approximately $1.0 million of additional personnel expenses related to a voluntary early retirement program for certain employees. These decreases in expenses were partially offset by an increase in expenses related to the amortization of equity awards (see Note 10 in the Notes to Condensed Consolidated Financial Statements) and an increase in outside service fees.

General and administrative expense decreased by $0.8 million during the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to the receipt in the 2018 period of approximately $0.6 million in insurance proceeds related to Hurricane Harvey insurance claims, which reduced expenses, lower personnel costs in the 2018 period, and the reversal in the 2017 period of certain legal accruals of approximately $0.7 million related to legal matters. The 2017 period also included approximately $1.0 million of additional personnel expenses related to a voluntary early retirement program for certain employees. These decreases in expenses were partially offset by an increase in expenses related to the amortization of equity awards and an increase in legal and outside service fees in the 2018 period.

Investments in Unconsolidated Affiliates

AREC. In April 2017, we deconsolidated AREC effective with its bankruptcy filing on April 21, 2017 and recorded our investment in AREC under the cost method of accounting. During the second quarter of 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC. During the third quarter of 2017, as a result of the sale of substantially all of AREC’s assets, we recognized an additional loss of $1.9 million, which represents the difference between the net proceeds we expect to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment.

VestaCare. During the third quarter of 2017, we reviewed our investment in VestaCare, Inc. (“VestaCare”), in which we own an approximate 15 percent equity interest (less than 3 percent voting interest), and determined that the current projected operating results did not support the carrying value of the investment. As such, we recognized a pre-tax impairment charge of $2.5 million during the third quarter of 2017 and wrote-off our investment in VestaCare.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018. As a result of the lower tax rate, our provision for income taxes reflects the effects of the new tax rate during the three and nine months ended September 30, 2018 as compared to the same periods in 2017.

Outlook

We plan to operate our remaining business segments with internally generated cash flows during 2018, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During the remainder of 2018, we plan to leverage our investment in our transportation segment’s Houston terminal with the continued efforts to diversify service offerings, and we plan to grow in new or existing areas with our crude oil marketing segment, including integrating the acquisition that occurred on October 1, 2018 with our existing business (see Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

One of our wholly owned subsidiaries, AREC, filed for bankruptcy in April 2017. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses. As a result of an auction process, AREC sold its assets for approximately $5.2 million during 2017. After settlement of certain claims in late 2017, AE received approximately $2.8 million from AREC in December 2017. AE anticipates receiving an additional $0.8 million cash payment from AREC in the fourth quarter of 2018 when the bankruptcy is settled.

At September 30, 2018 and December 31, 2017, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017

Cash and cash equivalents	$130,774	$109,393
Working capital	119,795	116,087

We maintain a stand-by letter of credit facility with Wells Fargo Bank, National Association to provide for the issuance of up to $60.0 million in stand-by letters of credit for the benefit of suppliers of crude oil within our crude oil marketing segment and for other purposes. Stand-by letters of credit are issued as needed and are canceled as the underlying purchase obligations are satisfied by cash payment when due. The issuance of stand-by letters of credit enables us to avoid posting cash collateral when procuring crude oil supply. We are currently using the letter of credit facility for a letter of credit related to our insurance program. At September 30, 2018 and December 31, 2017, we had $0.4 million and $2.2 million, respectively, outstanding under this facility.

We believe current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs. We expect to fund the $10.0 million purchase price of our Red River acquisition (see Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements) from our current cash balances.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018	2017

Cash provided by (used in):
Operating activities	$29,825	$16,487
Investing activities	(5,372)	(1,596)
Financing activities	(3,072)	(2,784)

Operating activities. Net cash flows provided by operating activities for the nine months ended September 30, 2018 increased by $13.3 million when compared to the same period in 2017. This increase was primarily due to an increase in revenues and the timing of collections of accounts receivable and payments of accounts payable, partially offset by a decrease in operating expenses.

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

Early payments were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017

Early payments received	$38,459	$20,078
Early payments to suppliers	1,100	6,100

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the fourth quarter of 2017 and during the third quarter of 2018, we elected to make several early payments in our crude oil marketing operations. Our cash balance increased by approximately $21.4 million as of September 30, 2018 relative to the year ended December 31, 2017 primarily as a result of the timing of the early payments and prepayments made and received during each period.

Investing activities. Net cash flows used in investing activities for the nine months ended September 30, 2018 increased by $3.8 million when compared to the same period in 2017. This increase was primarily due to an increase of $5.3 million in capital spending for property and equipment (see following table), partially offset by an increase of $0.9 million in cash proceeds from the sales of assets and an increase of $0.6 million in insurance and state collateral refunds.

Capital spending was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Crude oil marketing (1) (2)	$1,682	$451
Truck transportation (3)	6,061	189
Oil and natural gas exploration	—	1,825
Other	13	—
Capital spending	$7,756	$2,465
_______________
(1) 2018 amount primarily relates to construction of a pipeline connection.
(2) Our marketing segment amounts do not include approximately $1.2 million and $1.8 million, respectively, of tractors acquired under capital leases.
(3) 2018 amount primarily relates to the purchase of 40 tractors, 31 of which were placed into service in June 2018 through September 2018. The remaining nine will be placed into service during the fourth quarter of 2018.

Financing activities. Cash used in financing activities for the nine months ended September 30, 2018 increased by $0.3 million when compared to the same period in 2017. During each of the nine months ended September 30, 2018 and 2017, we paid a quarterly cash dividend of $0.22 per common share, or a total of $2.8 million during each nine month period. During the 2018 period, we paid $0.3 million of principal repayments on capital lease obligations that we entered into in September 2017 and August 2018 for certain of our tractors in our crude oil marketing segment, with principal contractual commitments to be paid over a period of five years.  See “Other Items” below for further information regarding our capital leases.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2018 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (1)	$2,865	$671	$1,341	$853	$—
Operating lease obligations (2)	13,054	4,634	3,471	3,090	1,859
Purchase obligations (3)	10,575	10,575	—	—	—
Total contractual obligations	$26,494	$15,880	$4,812	$3,943	$1,859
_______________
(1) Amounts represent our principal contractual commitments, including interest, outstanding under capital leases for certain tractors in our crude oil marketing segment.
(2) Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3) Amount represents commitments to purchase 61 new tractors and 20 new trailers in connection with our transportation business.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Rental expense	$2,869	$2,874	$8,291	$9,332

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2017 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2017 Annual Report on Form 10-K or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1987).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
10.1*	Purchase and Sale Agreement by and between ARB Oklahoma Holdings, LLC as Seller and GulfMark Energy, Inc. as Buyer, dated as of August 15, 2018.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document
____________
+ Management contract or compensation plan or arrangement.
*Filed or furnished (in the case of Exhibit 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date: November 7, 2018	By:	/s/ Townes G. Pressler
Townes G. Pressler
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)