Form 10-K
period 2018-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2019-03-11
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

(713) 881-3600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.10 Par Value	NYSE American LLC

Securities to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐ Smaller reporting company ☑  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the Company’s voting and non-voting common shares held by non-affiliates as of the close of business on June 29, 2018 was $92,505,083 based on the closing price of $43.00 per one share of common stock as reported on the NYSE American LLC for such date. There were 4,217,596 shares of Common Stock outstanding at March 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2019 are incorporated by reference into Part III of this annual report on Form 10-K.

ADAMS RESOURCES & ENERGY, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2018 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART I

Items 1 and 2. Business and Properties.

General

Adams Resources & Energy, Inc. (“AE”) is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC (“NYSE American”) under the ticker symbol “AE”. We, through our subsidiaries, are primarily engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with terminals in the Gulf Coast region of the U.S. Our headquarters are located in 27,932 square feet of office space located at 17 South Briar Hollow Lane, Suite 100, Houston, Texas 77027, and the telephone number of that address is (713) 881-3600. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets.

For detailed financial information regarding our business segments, see Note 9 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

2018 Developments

Asset Acquisition

On October 1, 2018, we completed a $10.0 million purchase of a trucking company that owned approximately 113 tractors and 126 trailers operating in the Red River area in North Texas and South Central Oklahoma (the “Red River acquisition”). This acquisition is included in our crude oil marketing segment. See Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for further information.

Business Segments

Crude Oil Marketing

Our crude oil marketing segment consists of the operations of our wholly owned subsidiary, GulfMark Energy, Inc. (“GulfMark”). Our crude oil marketing activities generate revenue from the sale and delivery of crude oil purchased either directly from producers or from others on the open market. We also derive revenue from third party transportation contracts. We purchase crude oil and arrange sales and deliveries to refiners and other customers, primarily onshore in Texas, Oklahoma, North Dakota, Michigan and Louisiana. On October 1, 2018, we completed the Red River acquisition.

Our crude oil marketing activities includes a fleet of 255 tractor-trailer rigs, the majority of which we own and operate, used to transport crude oil. We also maintain approximately 201 pipeline inventory locations or injection stations. We have the ability to barge crude oil from four crude oil storage facilities along the Intercoastal Waterway of Texas and Louisiana, and we have access to approximately 629,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for our products.

The following table shows the age of our owned and leased tractors and trailers within our crude oil marketing segment at December 31, 2018:

	Tractors (1) (2)	Trailers (2)

Model Year:
2019	24	—
2018	15	—
2017	4	—
2015	86	29
2014	37	34
2013	41	41
2012	25	31
2011	23	112
2010 and earlier	—	69
Total	255	316
____________________
(1) Includes twenty-four 2019 tractors and fifteen 2018 tractors that we lease from a third party under a capital lease agreement. See Note 15 in the Notes to Consolidated Financial Statements for further information.
(2) Includes 113 tractors and 126 trailers that we acquired in our Red River acquisition.

We purchase crude oil at the field (wellhead) level. Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Field level purchase volumes – per day (1) (2)
Crude oil – barrels	79,361	67,447	72,900

Average purchase price
Crude oil – per barrel	$64.53	$49.88	$39.30
____________________
(1) Reflects the volume purchased from third parties at the field level of operations.
(2) Effective October 1, 2018, in connection with the Red River acquisition, we entered into a new revenue contract to purchase crude oil. The 2018 amount includes the additional volumes purchased during the fourth quarter of 2018.

Field level purchase volumes depict our day-to-day operations of acquiring crude oil at the wellhead, transporting crude oil, and delivering it to market sales points. We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	December 31,
	2018		2017		2016
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	415,523	$54.82	198,011	$61.57	255,146	$51.22

We deliver physical supplies to refinery customers or enter into commodity exchange transactions from time to time to protect from a decline in inventory valuation. During the year ended December 31, 2018, we had sales to two customers that comprised 27.3 percent and 14.1 percent, respectively, of total consolidated revenues. We believe alternative market outlets for our commodity sales are readily available and a loss of any of these customers would not have a material adverse effect on our operations. See Note 16 in the Notes to Consolidated Financial Statements for further information regarding credit risk.

Operating results for our crude oil marketing segment are sensitive to a number of factors. These factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, actual delivery volumes that vary from expected quantities, and the timing and costs to deliver the commodity to the customer.

Transportation

Our transportation segment consists of the operations of our wholly owned subsidiary, Service Transport Company (“STC”). STC transports liquid chemicals and, to a lesser extent, dry bulk on a “for hire” basis throughout the continental U.S., and into Canada and Mexico. We do not own any of the products that we haul; rather we act as a third party carrier to deliver our customers’ products from point A to point B, using predominately our employees and our owned tractors and trailers. However, we also use contracted independent owner operators to provide transportation services. Transportation services are provided to customers under multiple load contracts in addition to loads covered under STC’s standard price list. Our customers include major oil and chemical companies and large and mid-sized industrial companies.

The following table shows the age of our owned and leased tractors and trailers within our transportation segment at December 31, 2018:

	Tractors (1)	Trailers

Model Year:
2019	60	—
2016	29	—
2015	36	82
2014	1	35
2013	82	—
2012	26	30
2011	3	—
2008 and earlier	—	403
Total	237	550
____________________
(1) Excludes 30 contracted independent owner operator tractors.

Miles traveled was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Mileage	19,177	21,835	22,611

STC also operates truck terminals in Houston, Corpus Christi, Nederland and Freeport, Texas; in Baton Rouge (St. Gabriel), St. Rose and Boutte, Louisiana; and in Mobile (Saraland), Alabama.  Transportation operations are headquartered at a terminal facility situated on 26.5 acres that we own in Houston, Texas. This property includes maintenance facilities, administrative offices and terminal facility, tank wash rack facilities and a water treatment system. The St. Gabriel, Louisiana terminal is situated on 11.5 acres that we own and includes an office building, maintenance bays and tank cleaning facilities. Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation (“DOT”).

STC is a recognized certified partner with the American Chemistry Council’s Responsible Care Management System (“RCMS”). The scope of this RCMS certification covers the carriage of bulk liquids throughout STC’s area of operations as well as the tank trailer cleaning facilities and equipment maintenance.  STC’s quality management process is one of its major assets.  The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids continuous improvement in all areas of quality service.  Certified RCMS partners serve the chemical industry and implement and monitor the seven Codes of Management Practices.  The seven codes address compliance and continuing improvement in (1) Community Awareness and Emergency Response, (2) Pollution Prevention, (3) Process Safety, (4) Distribution, (5) Employee Health and Safety, (6) Product Stewardship, and (7) Security.

Our strategy is to build long-term relationships with our customers based upon the highest level of customer service, safety and reliability. We believe that our commitment to safety, flexibility, size and capabilities provide us with a competitive advantage over other carriers.

Investments in Unconsolidated Affiliates

We own an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), through Adams Resources Medical Management, Inc. (“ARMM”), a wholly owned subsidiary. We acquired our interest in VestaCare in April 2016 for a $2.5 million cash payment, which we impaired during the third quarter of 2017. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We do not currently have any plans to pursue additional medical-related investments. See Note 8 in the Notes to Consolidated Financial Statements for further information.

Competition

In all phases of our operations, we encounter strong competition from a number of entities.  Many of these competitors possess financial resources substantially in excess of ours and may have a more expansive geographic footprint than we have. We face competition principally in establishing trade credit, pricing of available materials, quality of service and location of service.

Our crude oil marketing segment competes with major crude oil companies and other large industrial concerns that own or control significant refining, midstream and marketing facilities. These major crude oil companies may offer their products to others on more favorable terms than those available to us.

In the trucking industry, the tank lines transportation business is extremely competitive and fragmented. Price, service and location are the major competitive factors in each local market.

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

Although our crude oil marketing business is not materially affected by seasonality, certain aspects of our operations are impacted by seasonal changes, such as tropical weather conditions, energy demand in connection with heating and cooling requirements and the summer driving season.

Regulatory Matters

We are subject to an extensive variety of evolving federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. Below is a non-exclusive listing of the environmental laws that potentially impact our business.

•The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended.
•The Clean Water Act of 1972, as amended.
•The Clean Air Act of 1970, as amended.
•The Toxic Substances Control Act of 1976, as amended.
•The Emergency Planning and Community Right-to-Know Act.
•The Occupational Safety and Health Act of 1970, as amended.
•Texas Clean Air Act.
•Texas Solid Waste Disposal Act.
•Texas Water Code.
•Texas Oil Spill Prevention and Response Act of 1991, as amended.

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

Trucking Activities

Our crude oil marketing and transportation businesses operate truck fleets pursuant to the authority of the DOT and various state authorities. Trucking operations must be conducted in accordance with various laws relating to pollution and environmental control as well as safety requirements prescribed by states and by the DOT. Matters such as weight and dimension of equipment are also subject to federal and state regulations. These regulations also require mandatory drug testing of drivers and require certain tests for alcohol levels in drivers and other safety personnel. The trucking industry is subject to possible regulatory and legislative changes, such as increasingly stringent environmental requirements or limits on vehicle weight and size. Regulatory change may affect the economics of the industry by requiring changes in operating practices or by changing the demand for private and common or contract carrier services or the cost of providing truckload services. In addition, our tank wash facilities are subject to increasingly stringent local, state and federal environmental regulations.

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

We have, where appropriate, implemented operating procedures at each of our facilities designed to assure compliance with environmental laws and regulation. However, given the nature of our business, we are subject to environmental risks, and the possibility remains that our ownership of our facilities and our operations and activities could result in civil or criminal enforcement and public as well as private actions against us, which may necessitate or generate mandatory cleanup activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on us. See “Item 1A. Risk Factors” for further discussion. At December 31, 2018, we are not aware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2018, we employed 703 persons. None of our employees are represented by a union. We believe our employee relations are satisfactory.

Federal and State Taxation

We are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). In accordance with the Code, we computed our income tax provision based on a 21 percent tax rate for the year ended December 31, 2018. We conduct a significant amount of business within the State of Texas. Texas operations are subject to a one-half percent state tax on its revenues net of cost of goods sold as defined by the state. We believe we are currently in compliance with all federal and state tax regulations.

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

Difficulty in attracting and retaining drivers could negatively affect our operations and limit our growth.

There is substantial competition for qualified personnel, particularly drivers, in the trucking industry.  We operate in geographic areas where there is currently a shortage of drivers.  Regulatory requirements, including electronic logging, and an improving U.S. jobs market, could continue to reduce the number of eligible drivers in our markets.  Any shortage of drivers could result in temporary under-utilization of our equipment, difficulty in meeting our customers’ demands and increased compensation levels, each of which could have a material adverse effect on our business, results of operations and financial condition.  A loss of qualified drivers could lead to an increased frequency in the number of accidents, potential claims exposure and, indirectly, insurance costs.

Difficulty in attracting qualified drivers could also require us to limit our growth.  Our strategy is to grow in part by expanding existing customer relationships into new markets.  However, we may have difficulty finding qualified drivers on a timely basis when presented with new customer opportunities, which could result in our inability to accept or service this business or could require us to increase the wages we pay in order to attract drivers. If we are unable to hire qualified drivers to service business opportunities in new markets, we may have to temporarily send drivers from existing terminals to those new markets, causing us to incur significant costs relating to out-of-town driver pay and expenses. In making acquisitions and converting private fleets, some of the drivers in those fleets may not meet our standards, which would require us to find qualified drivers to replace them.  If we are unable to find and retain such qualified drivers on terms acceptable to us, we may be forced to forego opportunities to expand or maintain our business.

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

Fluctuations in crude oil prices could have an adverse effect on us.

Our future financial condition, revenues, results of operations and future rate of growth are materially affected by crude oil prices that historically have been volatile and are likely to continue to be volatile in the future. Crude oil prices depend on factors outside of our control. These factors include:

•supply and demand for crude oil and expectations regarding supply and demand;
•political conditions in other crude oil-producing countries, including the possibility of insurgency or war in such areas;
•economic conditions in the U.S. and worldwide;
•governmental regulations and taxation;
•impact of energy conservation efforts;
•the price and availability of alternative fuel sources;
•weather conditions;
•availability of local, interstate and intrastate transportation systems; and
•market uncertainty.

Potentially escalating diesel fuel prices could have an adverse effect on us.

As an integral part of our crude oil marketing and transportation businesses, we operate approximately 492 tractors, and diesel fuel costs are a significant component of our operating expenses. These costs generally fluctuate with increasing and decreasing world crude oil prices. In our transportation segment, we typically incorporate a fuel surcharge provision in our customer contracts. During periods of high prices, we attempt to recoup rising diesel fuel costs through the pricing of our services; however to the extent these costs escalate, our operating earnings will generally be adversely affected.

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

Environmental laws and regulations govern many aspects of our business, such as transportation and waste management. Compliance with environmental laws and regulations can require significant costs or may require a decrease in business activities. Moreover, noncompliance with these laws and regulations could subject us to significant administrative, civil, and/or criminal fines and/or penalties, as well as potential injunctive relief. See discussion under Item 1 and 2. Business and Properties — Regulatory Matters, and in the sections that follow, for additional detail.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” (“GHGs”) could result in increased operating costs and reduced demand for the crude oil and natural gas we market and transport.

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

In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the crude oil and natural gas sector. The EPA later proposed in June 2017 to stay the rules for two (2) years. Both the stay and the underlying rules have been the subject of litigation. In September 2018, the EPA proposed revisions to the 2016 rules. Regarding existing sources in the crude oil and natural gas section, the EPA announced in March 2016 that it intended to develop rules to reduce methane emissions for existing sources, although the EPA later announced in March 2017 that it no longer intends to pursue regulation of methane emissions from existing sources. In November 2016, the Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring and leaks during crude oil and natural gas operations on public lands, which the BLM later revised in rules promulgated in September 2018. Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the crude oil and natural gas source category.

In addition, the U.S. Congress has considered legislation to reduce emissions of GHGs, and many states and regions have already taken legal measures to reduce or measure GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions, and the cost of these allowances could escalate significantly over time. In the markets in which we currently operate, our operations are not affected by such GHG cap and trade programs. On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and to be transparent about the measures each country will use to achieve its GHG emissions targets. Although the present administration announced in June 2017 its intention to withdraw from the Paris accord, such withdrawal has not yet been finalized. Further, several states and local governments remain committed to the principles of the international climate agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the U.S. might impose restrictions on GHGs as a result of the international climate change agreement. The adoption and implementation of any legislation or regulatory programs imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to GHG emissions and administer and manage a GHG emissions program. Such programs also could adversely affect demand for the crude oil and natural gas that we market and transport.

We are subject to risks associated with climate change.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our marketing and transportation activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Cyber-attacks or other disruptions to our information technology systems could lead to reduced revenue, increased costs, liability claims, fines or harm to our competitive position.

We are subject to cybersecurity risks and may incur increasing costs in connection with our efforts to enhance and ensure security and in response to actual or attempted cybersecurity attacks. Substantial aspects of our business depend on the secure operation of our computer systems and websites.  Security breaches could expose us to a risk of loss, misuse or interruption of sensitive and critical information and functions, including our own proprietary information and that of our customers, suppliers and employees.  Such breaches could result in operational impacts, reputational harm, competitive disadvantage, litigation, regulatory enforcement actions and liability. While we devote substantial resources to maintaining adequate levels of cybersecurity, we cannot assure you that we will be able to prevent all of the rapidly evolving types of cyberattacks. Actual or anticipated attacks and risks may cause us to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

We have programs, processes and technologies in place to attempt to prevent, detect, contain, respond to and mitigate security-related threats and potential incidents. We undertake ongoing improvements to our systems, connected devices and information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards; however, the techniques used to obtain unauthorized access change frequently and can be difficult to detect. Anticipating, identifying or preventing these intrusions or mitigating them if and when they occur is challenging and makes us more vulnerable to cyber-attacks than other companies not similarly situated.

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

See Note 15 in the Notes to Consolidated Financial Statements for further discussion.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE American under the ticker symbol “AE”. As of March 1, 2019, there were approximately 132 shareholders of record of our common shares.

Unregistered Sales of Securities.

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the total shareholder return performance of our common stock with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the S&P 500 Integrated Oil and Gas Index. The graph assumes that $100 was invested in our common stock and each comparison index beginning on December 31, 2013 and that all dividends were reinvested on a quarterly basis on the ex-dividend dates. The graph was prepared under the applicable rules of the SEC based on data supplied by Research Data Group. The stock performance shown on the graph is not necessarily indicative of future price performance.

	December 31,
	2013	2014	2015	2016	2017	2018

Adams Resources & Energy, Inc.	$100.00	$74.02	$57.97	$61.28	$68.75	$62.45
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Integrated Oil & Gas	100.00	93.27	80.34	99.74	101.81	88.61

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data. This information has been derived from and should be read in conjunction with our audited financial statements included under Part II, Item 8 of this annual report, which presents our audited balance sheets as of December 31, 2018 and 2017 and related consolidated statements of operations, cash flows and shareholders’ equity for the three years ended December 31, 2018, 2017 and 2016, respectively. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of operations data:
Revenues:
Marketing	$1,694,437	$1,267,275	$1,043,775	$1,875,885	$4,050,497
Transportation	55,776	53,358	52,355	63,331	68,968
Oil and natural gas (1)	—	1,427	3,410	5,063	13,361
Total revenues	1,750,213	1,322,060	1,099,540	1,944,279	4,132,826

Costs and expenses:
Marketing	1,681,045	1,247,763	1,016,733	1,841,893	4,020,017
Transportation	48,169	48,538	45,154	52,076	56,802
Oil and natural gas (1)	—	948	2,084	6,931	7,817
Oil and natural gas property impairments (2)	—	3	313	12,082	8,009
Oil and natural gas property sale (3)	—	—	—	—	(2,528)
General and administrative	8,937	9,707	10,410	9,939	8,613
Depreciation, depletion and amortization	10,654	13,599	18,792	23,717	24,615

Operating earnings (losses)	1,408	1,502	6,054	(2,359)	9,481

Loss on deconsolidation of subsidiary (1)	—	(3,505)	—	—	—
Impairment of investment in unconsolidated
affiliate (4)	—	(2,500)	—	—	—
Interest income	2,046	1,076	580	314	299

Earnings (losses) from continuing operations	3,454	(3,427)	6,634	(2,045)	9,780

Income tax (provision) benefit	(509)	2,945	(2,691)	770	(3,561)

Earnings (losses) before investment in
unconsolidated affiliate
and discontinued operations	2,945	(482)	3,943	(1,275)	6,219

Discontinued operations, net of taxes	—	—	—	—	304
Losses from investment in unconsolidated
affiliate, net of tax (5)	—	—	(1,430)	—	—
Net (losses) earnings	$2,945	$(482)	$2,513	$(1,275)	$6,523

Earnings (losses) per share:
From continuing operations	$0.70	$(0.11)	$0.94	$(0.30)	$1.48
From investment in unconsolidated
affiliate	—	—	(0.34)	—	—
From discontinued operations	—	—	—	—	0.07
Basic and diluted earnings (losses) per share	$0.70	$(0.11)	$0.60	$(0.30)	$1.55

Dividends per common share	$0.88	$0.88	$0.88	$0.88	$0.88

	December 31,
	2018	2017	2016	2015	2014
Balance sheet data:
Cash	$117,066	$109,393	$87,342	$91,877	$80,184
Total assets	278,870	282,704	246,872	243,215	340,814
Long-term debt	—	—	—	—	—
Shareholders’ equity	146,598	147,119	151,312	152,510	157,497
Dividends on common shares	3,711	3,711	3,711	3,712	3,711
________________________
(1) During 2017, we deconsolidated our upstream crude oil and natural gas exploration and production subsidiary upon its bankruptcy filing. We recognized an impairment related to the bankruptcy, deconsolidation and sale of this subsidiary during 2017.
(2) During 2015, we recognized an impairment of $10.3 million on producing properties, and an impairment of $1.8 million on non-producing properties.
(3) During 2014, we sold certain crude oil and natural gas producing properties for $4.1 million, producing a net gain of $2.5 million.
(4) During 2017, we recognized an impairment on our medical investment in VestaCare.
(5) During 2016, we recognized losses and an impairment on our medical investment in Bencap LLC (“Bencap”). Other than our remaining ownership interest in VestaCare, we have no other medical-related investments, and we currently do not have any plans to pursue additional medical-related investments.

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

Overview of Business

Adams Resources & Energy, Inc. (“AE”), a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 48 states of the U.S. We also conduct tank truck transportation of liquid chemicals and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with terminals in the Gulf Coast region of the U.S.

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	Change (1)	2016	Change (1)

Revenues	$1,694,437	$1,267,275	33.7%	$1,043,775	21.4%
Operating earnings	7,008	11,700	(40.1%)	17,045	(31.4%)
Depreciation and amortization	6,384	7,812	(18.3%)	9,997	(21.9%)
Driver commissions	14,567	13,058	11.6%	14,933	(12.6%)
Insurance	6,248	4,509	38.6%	7,442	(39.4%)
Fuel	7,435	5,278	40.9%	5,397	(2.2%)
____________________
(1) Represents the percentage increase (decrease) from the prior year.

Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Field level purchase volumes – per day (1) (2)
Crude oil – barrels	79,361	67,447	72,900

Average purchase price
Crude oil – per barrel	$64.53	$49.88	$39.30
____________________
(1) Reflects the volume purchased from third parties at the field level of operations.
(2) Effective October 1, 2018, in connection with the Red River acquisition, we entered into a new revenue contract to purchase crude oil. The 2018 amount includes the additional volumes purchased during the fourth quarter of 2018.

2018 compared to 2017. Crude oil marketing revenues increased by $427.2 million during the year ended December 31, 2018 as compared to 2017 primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $172.8 million, and higher crude oil volumes, which increased revenues by approximately $254.4 million. The average crude oil price received was $49.88 for 2017, which increased to $64.53 for 2018. On October 1, 2018, we acquired trucking assets in the Red River area of North Texas and South Central Oklahoma, and subsequently entered into a new revenue agreement, which has increased our crude oil volumes during the fourth quarter of 2018.

Our crude oil marketing operating earnings for the year ended December 31, 2018 decreased by $4.7 million as compared to 2017, primarily as a result of inventory valuation losses of $5.4 million (as shown in the following table), partially offset by increases in crude oil volumes and the average market price of crude oil. During 2018, volumes increased as activity in certain marketing areas increased primarily as a result of increased wellhead purchases.

Driver commissions increased by $1.5 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of the increase in crude oil marketing volumes in 2018. Insurance costs increased by $1.7 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of higher insurance costs during 2018, including higher insurance as a result of the Red River acquisition in 2018. Fuel costs increased by $2.2 million during the year ended December 31, 2018 as compared to 2017 consistent with increased marketing volumes and higher crude oil prices during 2018, and an increase in the price of diesel fuel during 2018 as compared to 2017.

2017 compared to 2016. Crude oil marketing revenues increased by $223.5 million during the year ended December 31, 2017 as compared to 2016, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $329.7 million, partially offset by lower crude oil volumes, which decreased revenues by approximately $106.2 million. The average crude oil price received was $39.30 for 2016, which increased to $49.88 for 2017.

Our crude oil marketing operating earnings for the year ended December 31, 2017 decreased by $5.3 million as compared to 2016, primarily as a result of declines in crude oil volumes, including declines as a result of the effects of Hurricane Harvey, which affected the Gulf Coast area in late August and early September 2017, as well as a narrowing of margins during 2017. Operating earnings were also impacted by inventory valuation changes (as shown in the following table) and the implementation in August 2017 of a voluntary early retirement program for certain employees, which resulted in an increase in personnel expenses of approximately $0.4 million. During the latter part of 2017, volumes began increasing as activity in certain marketing areas increased primarily as a result of increased wellhead purchases.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

As reported segment operating earnings (1)	$7,008	$11,700	$17,045
Add (subtract):
Inventory liquidation gains	—	(3,372)	(8,243)
Inventory valuation losses	5,363	—	—
Derivative valuation (gains) losses	(2)	27	(243)
Field level operating earnings (2)	$12,369	$8,355	$8,559
____________________
(1) Segment operating earnings included inventory valuation losses of $5.4 million for the year ended December 31, 2018, and inventory liquidation gains of $3.3 million and $8.2 million for the years ended December 31, 2017 and 2016, respectively.
(2) The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales points. Field level operating earnings increased during the year ended December 31, 2018 as compared to 2017, primarily due to higher revenues resulting from an increase in the market price of crude oil, higher crude oil volumes and improved market conditions.

Field level operating earnings decreased during the year ended December 31, 2017 as compared to 2016, primarily due to increased personnel costs related to the voluntary early retirement program, partially offset by increased volumes and the effects of a negotiated barge contract, which reduced operating expenses, beginning in the third quarter of 2017.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels and price per barrel):

	December 31,
	2018		2017		2016
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	415,523	$54.82	198,011	$61.57	255,146	$51.22

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Item 1A. Risk Factors.”

Transportation

Our transportation segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	Change (1)	2016	Change (1)

Revenues	$55,776	$53,358	4.5%	$52,355	1.9%
Operating earnings (losses)	$3,337	$(544)	(713.4%)	$(48)	1,033.3%
Depreciation and amortization	$4,270	$5,364	(20.4%)	$7,249	(26.0%)
Driver commissions	$11,680	$11,546	1.2%	$11,227	2.8%
Insurance	$4,716	$5,452	(13.5%)	$4,952	10.1%
Fuel	$6,988	$6,401	9.2%	$5,688	12.5%
Maintenance expense	$5,347	$6,061	(11.8%)	$5,410	12.0%
Mileage (000s)	19,177	21,836	(12.2%)	22,611	(3.4%)
____________________
(1) Represents the percentage increase (decrease) from the prior year.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Total transportation revenue	$55,776	$53,358	$52,355
Diesel fuel cost	(6,988)	(6,401)	(5,688)
Revenues, net of fuel cost (1)	$48,788	$46,957	$46,667
____________________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

2018 compared to 2017. Transportation revenues increased $2.4 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of a new transportation agreement entered into in January 2018 and higher transportation rates in 2018. Revenues, net of fuel cost, increased by $1.8 million during the year ended December 31, 2018, primarily as a result of higher revenues in 2018, partially offset by an increase in the price of diesel fuel and lower miles traveled during 2018. Transportation activity has continued to increase as we continue to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. We have continued to work with customers to increase our transportation rates as well as streamlining operations in low margin areas. This increase in services has resulted in an increase in revenues, an increase in variable expenses related to transportation activities and a decrease in mileage as we reduce low margin operations.

Fuel costs increased by $0.6 million as a result of an increase in the price of diesel during 2018 as compared to 2017, partially offset by a decrease in miles traveled. Depreciation and amortization expense decreased by $1.1 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017, partially offset by the purchase of new tractors in the second, third and fourth quarters of 2018, which will result in increased depreciation expense in future periods. Maintenance expense decreased $0.7 million as a result of the purchase of new tractors and the retirement of older tractors, as the age of our fleet has decreased. During 2019, we expect to purchase additional tractors and trailers, which will continue to reduce the age of our fleet and increase depreciation expense and reduce maintenance expenses. See “Other Items” below for further information regarding our purchase commitments.

2017 compared to 2016. Transportation revenues increased $1.0 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of higher transportation rates in 2017. Revenues, net of fuel cost, increased by $0.3 million during the year ended December 31, 2017, primarily as a result of increased activity in our transportation segment. We began to see a slight increase in transportation activity during late 2017, and we continued to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. This increase in services resulted in an increase in revenues, an increase in variable expenses related to transportation activities and a decrease in mileage as we began to reduce low margin activities.

Fuel increased by $0.7 million as a result of an increase in the price of diesel during 2017 as compared to 2016, partially offset by a decrease in miles traveled. Our operating results for 2017 were also adversely impacted by Hurricane Harvey, which affected the Gulf Coast area in late August and early September of 2017, resulting in decreased revenues and lower mileage during 2017.

Equipment additions and retirements for the transportation fleet were as follows for the periods indicated:

Year Ended December 31,
	2018	2017	2016

New tractors purchased	60 units	—	30 units
Tractors retired	67 units	21 units	—
New trailers purchased	—	—	54 units
Trailers retired	12 units	—	50 units

The sales of retired equipment produced gains of approximately $0.8 million, less than $0.1 million and $0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Our customers are primarily in the domestic petrochemical industry. Customer demand is affected by low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals. During 2016 and into 2017, the competitive landscape in the transportation sector remained difficult and led to lower revenues in this segment. During late 2017, we saw an increase in customer demand for chemical tank trucking, and we worked to capture those opportunities. During 2018, we began a strategy of streamlining operations and diversifying offerings in our transportation segment. We have continued to work with customers to increase our transportation rates as well as streamlining operations in low margin areas.

Oil and Gas

Prior to our bankruptcy filing, our upstream crude oil and natural gas exploration and production segment revenues and operating earnings (losses) were primarily a function of crude oil and natural gas prices and volumes. We accounted for our upstream operations under the successful efforts method of accounting. As a result of AREC’s bankruptcy filing in April 2017 and our loss of control of this subsidiary, we deconsolidated AREC effective with its bankruptcy filing and recorded our investment in AREC under the cost method of accounting. Our results for 2017 are only through April 30, 2017, during the period in which AREC was consolidated.

Our upstream crude oil and natural gas exploration and production segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	Change (1)

Revenues (2)	$1,427	$3,410	(58.2%)
Operating earnings (losses) (2)	53	(533)	109.9%
Depreciation and depletion (2)	423	1,546	(72.6%)
Prospect impairments (2)	3	283	(98.9%)
Producing property impairments (2)	—	30	(100.0%)
____________________
(1) Represents the percentage increase (decrease) from the prior year.
(2) Results for 2017 represent amounts for the period from January 1, 2017 through April 30, 2017.

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

Volume and price information were as follows for the periods indicated (volumes in thousands):

	Year Ended December 31,
	2017	2016

Crude oil:
Volume – barrels (1)	11,643	34,200
Average price per barrel	$49.44	$38.07

Natural gas:
Volume – Mcf (1)	189,488	662,000
Average price per Mcf	$2.86	$2.26

Natural gas liquids:
Volume – barrels (1)	11,204	42,500
Average price per barrel	$26.77	$14.39
_____________________
(1) Volumes for 2017 are only through April 30, 2017 as a result of the deconsolidation of this subsidiary due to its bankruptcy filing.

During the period from January 1, 2017 through April 30, 2017, we participated in the drilling of six wells in the Permian Basin and one well in the Haynesville Shale with no dry holes. During the year ended December 31, 2016, we participated in the drilling of seven wells in the Permian Basin with no dry holes.

During the year ended December 31, 2016, impairment charges for crude oil and natural gas properties were approximately $0.3 million.

Capitalized crude oil and natural gas property costs were amortized in expense as the underlying crude oil and natural gas reserves were produced (units-of-production method).

General and Administrative Expense

General and administrative expenses decreased by $0.8 million during the year ended December 31, 2018 as compared to 2017, primarily due to the receipt in 2018 of approximately $0.6 million in insurance proceeds related to Hurricane Harvey insurance claims, which reduced expenses, lower personnel costs in 2018, and the reversal in 2017 of certain legal accruals of approximately $0.7 million related to legal matters. 2017 also included approximately $1.0 million of additional personnel expenses related to a voluntary early retirement program for certain employees. These decreases in expenses were partially offset by an increase in expenses related to the amortization of equity awards and an increase in legal and outside service fees in 2018.

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

Investments in Unconsolidated Affiliates

AREC. In April 2017, we deconsolidated AREC effective with its bankruptcy filing on April 21, 2017 and recorded our investment in AREC under the cost method of accounting. Based upon bids received in the auction process (see Note 4 in the Notes to Consolidated Financial Statements for further information), we determined that the fair value of our investment in AREC was expected to be lower than its net book value immediately prior to the deconsolidation. As a result, during the second quarter of 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC, which reflected the excess of the net assets of AREC over its estimated fair value based on an expected sales transaction price of approximately $5.0 million, net of estimated transaction costs. During the third quarter of 2017, as a result of the sale of substantially all of AREC’s assets, we recognized an additional loss of $1.9 million, which represented the difference between the net proceeds we expected to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment.

VestaCare. During the third quarter of 2017, we reviewed our investment in VestaCare and determined that the current projected operating results did not support the carrying value of our investment. As a result, we recognized a pre-tax impairment charge of $2.5 million during the third quarter of 2017 and wrote-off our investment in VestaCare.

Bencap. During the year ended December 31, 2016, we reviewed our equity method investment in Bencap and determined that there was an other than temporary impairment as Bencap’s lower than projected revenue growth and operating losses did not support the carrying value of our investment.  Under the terms of the investment agreement, Bencap had the option to request borrowings from us of up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that we were required to provide or forfeit our 30 percent member interest. Our management determined that we were unlikely to provide additional funding due to our impairment review. During the third quarter of 2016, we recognized an after-tax net loss of $1.4 million to write-off our investment in Bencap, which included a pre-tax impairment charge of $1.7 million, pre-tax losses from the equity method investment of $0.5 million and a tax benefit of $0.8 million.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income in the respective accounting periods.

On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018. At December 31, 2018 and 2017, we had deferred tax liabilities of approximately $4.2 million and $3.3 million (2017 amount reflects a reduction of approximately $2.0 million resulting from the lower rate under which those deferred taxes would be expected to be recovered or settled), respectively. Our provision for income taxes during 2018 was impacted by the lower tax rate.

See Note 12 in the Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

One of our wholly owned subsidiaries, AREC, filed for bankruptcy in April 2017. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses. As a result of an auction process (see Note 1 in the Notes to Consolidated Financial Statements), AREC sold its assets for approximately $5.2 million during 2017. After settlement of certain claims in late 2017, AE received approximately $2.8 million from AREC in December 2017. We expect to receive an additional $0.4 million in 2019 upon final settlement of the bankruptcy and dissolution of the entity.

At December 31, 2018, 2017 and 2016, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	December 31,
	2018	2017	2016

Cash and cash equivalents	$117,066	$109,393	$87,342
Working capital	106,323	116,087	106,444

We maintain a letter of credit facility with Wells Fargo Bank, National Association, to provide for the issuance of up to $60.0 million in stand-by letters of credit primarily used to support crude oil purchases within our crude oil marketing segment and for other purposes. Stand-by letters of credit are issued as needed and are canceled as the underlying purchase obligations are satisfied by cash payment when due. The issuance of stand-by letters of credit enables us to avoid posting cash collateral when procuring crude oil supply. We are currently using the letter of credit facility for letters of credit related to our insurance program. At December 31, 2018 and 2017, we had $4.6 million and $2.2 million, respectively, of letters of credit outstanding under this facility.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Cash provided by (used in):
Operating activities	$31,014	$26,096	$6,944
Investing activities	(19,135)	(216)	(7,768)
Financing activities	(4,206)	(3,829)	(3,711)

Operating activities. Net cash flows provided by operating activities for the year ended December 31, 2018 increased by $4.9 million when compared to 2017. This increase was primarily due to an increase in revenues and a decrease in general and administrative expenses, partially offset by increased operating expenses.

Net cash flows provided by operating activities for the year ended December 31, 2017 increased by $19.2 million when compared to 2016. This increase was primarily due to an increase in revenues, partially offset by increased operating expenses.

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

Early payments were as follows at the dates indicated (in thousands):

	December 31,
	2018	2017	2016

Early payments received	$38,539	$20,078	$15,032
Early payments to suppliers	—	6,100	14,382

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the fourth quarter of 2018, we received several early payments from customers in our crude oil marketing operations. Our cash balance increased by approximately $7.7 million at December 31, 2018 relative to the year ended December 31, 2017 as the year end 2018 and 2017 balances were higher than normal as a result of these early payments received during the fourth quarter of 2018 and 2017.

Investing activities. Net cash flows used in investing activities for the year ended December 31, 2018 increased by $18.9 million when compared to 2017. The increase was primarily due to the payment of $10.3 million for the purchase of Red River assets in our crude oil marketing segment (see Note 6 in the Notes to Consolidated Financial Statements for further information), a $9.1 million increase in capital spending for property and equipment (see “Capital Projects” below) and the receipt of $2.8 million of proceeds in 2017 related to the partial settlement of AREC’s bankruptcy. These increases in net cash flows used in investing activities were partially offset by a $1.9 million increase in insurance and state collateral refunds and a $1.3 million increase in cash proceeds from the sales of assets.

Net cash flows used in investing activities for the year ended December 31, 2017 decreased by $7.6 million when compared to 2016. The decrease was primarily due to a $5.8 million decrease in capital spending for property and equipment (see “Capital Projects” below), a $4.7 million decrease in investments in unconsolidated affiliates and the receipt of $2.8 million of proceeds related to the partial settlement of AREC’s bankruptcy, partially offset by a $3.0 million decrease in cash proceeds from the sales of assets. During 2016, we invested a total of $4.7 million in two medical-related investments, VestaCare and Bencap (see Note 8 in the Notes to Consolidated Financial Statements for further information).

Financing activities. Cash used in financing activities for the year ended December 31, 2018 increased by $0.4 million when compared to 2017. The increase was primarily due to an increase of $0.4 million in principal repayments made for capital lease obligations that we entered into in 2018 and 2017 for certain of our tractors in our crude oil marketing segment, with principal contractual commitments to be paid over a period of five years. See “Other Items” below for information regarding our capital lease obligations. During each of the years ended December 31, 2018 and 2017, we paid a quarterly cash dividend of $0.22 per common share ($0.88 per common share per year), or a total of $3.7 million.

Cash used in financing activities for the year ended December 31, 2017 increased by $0.1 million when compared to 2016. The increase was primarily due to the payment in 2017 of $0.1 million of principal repayments on capital lease obligations that we entered into in 2017 for certain of our tractors in our crude oil marketing segment. During each of the years ended December 31, 2017 and 2016, we paid a quarterly cash dividend of $0.22 per common share ($0.88 per common share per year), or a total of $3.7 million.

Capital Projects

We use cash from operations and existing cash balances to make discretionary investments in our crude oil marketing and transportation businesses. Capital spending for the past five years was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014

Crude oil marketing (1) (2)	$1,540	$468	$1,321	$2,126	$13,598
Transportation	10,178	351	6,868	6,579	8,994
Oil and natural gas exploration	—	1,825	295	2,369	7,931
Medical management	—	—	4,700	—	—
Other	13	—	—	—	—
Capital spending	$11,731	$2,644	$13,184	$11,074	$30,523
_______________
(1) Our crude oil marketing segment amounts for the years ended December 31, 2018 and 2017, do not include approximately $2.9 million and $1.8 million, respectively, of tractors acquired under capital leases. The amount for the year ended December 31, 2018, also does not include approximately $1.0 million of costs incurred but not yet paid for the purchase of eight new trucks that will be placed into service in early 2019.
(2) 2018 amount does not include approximately $10.3 million of capital spending related to the Red River acquisition.

Crude oil marketing. During 2014, our crude oil marketing segment spending level was backed by crude oil prices remaining strong, in the $90 – $100 per barrel range. In late 2014, crude oil prices fell, and we curtailed spending during 2015, 2016 and 2017. During 2018, capital expenditures were primarily related to construction of a pipeline connection and a truck loading/unloading facility.

Transportation. During 2014, capital expenditures were to add capacity in connection with the petrochemical industry expansion efforts. However, in late 2015 through 2017, demand for truck services weakened. During 2016, the majority of the capital spending was for improvements to our existing Houston terminal facility. In late 2017, we began to see increased demand in our transportation segment, and we began to pursue a strategy of streamlining operations and diversifying offerings in this segment. During 2018, we purchased 60 new tractors, and at December 31, 2018, we have commitments to purchase an additional 35 new tractors and 20 new trailers in 2019, which will continue to reduce the age of our fleet.

Oil and natural gas exploration and production. During 2017, we exited the crude oil and natural gas exploration and production business with the April 2017 bankruptcy filing and subsequent sale of our crude oil and natural gas assets.

Medical management. During 2016, we invested $4.7 million in two medical-related investments, Bencap and VestaCare. During 2016, we wrote off our investment in Bencap and forfeited our interest in the entity. During 2017, we wrote off our investment in VestaCare, but continue to own an approximate 15 percent equity interest in the entity. We currently do not have any plans to pursue additional medical-related investments.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2018 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations (1)	$4,516	$1,052	$2,104	$1,360	$—
Operating lease obligations (2)	13,372	4,242	4,365	3,277	1,488
Purchase obligations:
Crude oil marketing (3)	106,706	106,706	—	—	—
Transportation (4)	6,805	6,805	—	—	—
Total contractual obligations	$131,399	$118,805	$6,469	$4,637	$1,488
___________________
(1) Amounts represent our principal contractual commitments, including interest, outstanding under capital leases for certain tractors in our crude oil marketing segment.
(2) Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3) Amount represents commitments to purchase certain quantities of crude oil substantially in January 2019 in connection with our crude oil marketing activities. These commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet these purchase obligations.
(4) Amount represents commitments to purchase 35 new tractors and 20 new trailers in connection with our transportation business.

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

	Year Ended December 31,
	2018	2017	2016

Rental expense	$11,078	$12,073	$11,314

Insurance

Our primary insurance needs are workers’ compensation, automobile and umbrella liability coverage for our trucking fleet and medical insurance for our employees. Insurance costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Insurance costs	$11,374	$10,438	$13,330

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations or cash flows.

Related Party Transactions

For information regarding our related party transactions, see Note 10 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Recent Accounting Developments

For information regarding recent accounting developments, see Note 2 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Outlook

Our focus in 2019 will be to continue to expand our core businesses. Competition remains strong and margins remain tight in our core crude oil marketing areas, and competition in our transportation segment remains strong, as well.

Our major objectives for 2019 are as follows:

•Crude oil marketing – We will continue to focus on increasing margins to maximize cash flow, capturing midstream opportunities associated with increasing rig counts, drilling and completion activity in the U.S. In addition, we will look for opportunities to increase our trucking fleet to add to our overall ability to gather and distribute crude oil.

•Transportation – We plan to continue to increase truck utilization, upgrade our fleet quality and enhance driver retention and recruitment. The transportation segment is uniquely positioned to take advantage of major downstream infrastructure projects that are taking place across the Gulf Coast. We plan to look for ways to expand our terminal footprint to put us in a position to better compete for new business.

•Strategic business development – We will deploy a disciplined investment approach to growth in our two core segments and funding new growth opportunities that are adjacent and complimentary to existing operating activities.

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

Fair Value Accounting

We enter into certain forward commodity contracts that are required to be recorded at fair value, and these contracts are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during the years ended December 31, 2018, 2017 and 2016.

We utilize a market approach to valuing our commodity contracts. On a contract by contract, forward month by forward month basis, we obtain observable market data for valuing our contracts that typically have durations of less than 18 months. At December 31, 2018, all of our market value measurements were based on inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Notes 2 and 11 in the Notes to the Consolidated Financial Statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable associated with crude oil marketing activities comprise approximately 90 percent of our total receivables, and industry practice requires payment for these sales to occur within 20 days of the end of the month following a transaction. Our customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management. We manage our crude oil marketing receivables by participating in a monthly settlement process with each of our counterparties. Ongoing account balances are monitored monthly, and we reconcile outstanding balances with counterparties. We also place great emphasis on collecting cash balances due.

We maintain and monitor our allowance for doubtful accounts. Our allowance for doubtful accounts is determined based on specific identification combined with a review of the general status of the aging of all accounts. We consider the following factors in our review of our allowance for doubtful accounts: (i) historical experience with customers, (ii) the perceived financial stability of customers based on our research, (iii) the levels of credit we grant to customers, and (iv) the duration of the receivable. We may increase the allowance for doubtful accounts in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties. On a routine basis, we review estimates associated with the allowance for doubtful accounts to ensure that we have recorded sufficient reserves to cover potential losses. Customer payments are regularly monitored. However, a degree of risk remains due to the custom and practices of the industry. See Note 2 in the Notes to Consolidated Financial Statements for further information.

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

At December 31, 2018, we were not aware of any contingencies or liabilities that would have a material adverse effect on our financial position, results of operations or cash flows.

Revenue Recognition

On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective approach to all contracts that were not completed on January 1, 2018. The new revenue standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

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

For our transportation segment, each sales order associated with our master transportation agreements is considered a distinct performance obligation. The performance obligations associated with this segment are satisfied over time as the goods and services are delivered. See Note 3 in the Notes to the Consolidated Financial Statements for further information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to certain risks, including changes in interest rates and commodity prices.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our crude oil marketing segment. Realized pricing is primarily driven by the prevailing spot prices applicable to crude oil. Commodity price risk in our crude oil marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. From time to time, we enter into forward contracts to minimize or hedge the impact of market fluctuations on our purchases of crude oil. In each instance, we lock in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. Substantially all forward contracts fall within a six-month to eighteen-month term with no contracts extending longer than two years in duration.

Certain forward contracts are recorded at fair value, depending on our assessments of numerous accounting standards and positions that comply with GAAP in the U.S. The fair value of these contracts is reflected in the balance sheet as fair value assets and liabilities and any revaluation is recognized on a net basis in our results of operations (see Notes 2 and 11 to the Consolidated Financial Statements for further information).

Historically, prices received for crude oil sales have been volatile and unpredictable with price volatility expected to continue. From January 1, 2017 through December 31, 2018, our crude oil monthly average wholesale purchase costs ranged from an average low of $43.42 per barrel to a monthly average high of $74.74 per barrel during the same period. A hypothetical ten percent additional adverse change in average crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $2.3 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.

Item 8. Financial Statements and Supplementary Data.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adams Resources & Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Adams Resources & Energy, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Adams Resources & Energy, Inc. and subsidiaries operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 31, 2017

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$117,066	$109,393
Accounts receivable, net of allowance for doubtful accounts of $153 and $303, respectively	85,197	121,353
Accounts receivable – related party	425	—
Inventory	22,779	12,192
Derivative assets	162	166
Income tax receivable	2,404	1,317
Prepayments and other current assets	1,557	1,264
Total current assets	229,590	245,685
Property and equipment, net	44,623	29,362
Investment in unconsolidated affiliate	—	425
Cash deposits and other assets	4,657	7,232
Total assets	$278,870	$282,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,068	$124,706
Accounts payable – related party	29	5
Derivative liabilities	139	145
Current portion of capital lease obligations	883	338
Other current liabilities	6,148	4,404
Total current liabilities	123,267	129,598
Other long-term liabilities:
Asset retirement obligations	1,525	1,273
Capital lease obligations	3,209	1,351
Deferred taxes and other liabilities	4,271	3,363
Total liabilities	132,272	135,585

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares authorized, 4,217,596 shares outstanding	422	422
Contributed capital	11,948	11,693
Retained earnings	134,228	135,004
Total shareholders’ equity	146,598	147,119
Total liabilities and shareholders’ equity	$278,870	$282,704

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended Year Ended December 31,
	2018	2017	2016
Revenues:
Marketing	$1,694,437	$1,267,275	$1,043,775
Transportation	55,776	53,358	52,355
Oil and natural gas	—	1,427	3,410
Total revenues	1,750,213	1,322,060	1,099,540

Costs and expenses:
Marketing	1,681,045	1,247,763	1,016,733
Transportation	48,169	48,538	45,154
Oil and natural gas	—	948	2,084
Oil and natural gas property impairments	—	3	313
General and administrative	8,937	9,707	10,410
Depreciation, depletion and amortization	10,654	13,599	18,792
Total costs and expenses	1,748,805	1,320,558	1,093,486

Operating earnings (losses)	1,408	1,502	6,054

Other income (expense):
Loss on deconsolidation of subsidiary (Note 4)	—	(3,505)	—
Impairment of investment in unconsolidated affiliate	—	(2,500)	—
Interest income	2,155	1,103	582
Interest expense	(109)	(27)	(2)
Total other income (expense), net	2,046	(4,929)	580

(Losses) earnings before income taxes and investment
in unconsolidated affiliate	3,454	(3,427)	6,634

Income tax (provision) benefit:
Current	427	(895)	(2,778)
Deferred	(936)	3,840	87
Income tax benefit (provision)	(509)	2,945	(2,691)

Earnings (losses) from continuing operations	2,945	(482)	3,943
Losses from investment in unconsolidated affiliate, net of
tax benefit of $—, $—, and $770, respectively	—	—	(1,430)
Net (losses) earnings	$2,945	$(482)	$2,513

Basic earnings (losses) per common share:
From continuing operations	$0.70	$(0.11)	$0.94
From investment in unconsolidated affiliate	—	—	$(0.34)
Basic net (losses) earnings per common share	$0.70	$(0.11)	$0.60

Diluted net (losses) earnings per common share	$0.70	$(0.11)	$0.60

Dividends per common share	$0.88	$0.88	$0.88

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended Year Ended December 31,
	2018	2017	2016
Operating activities:
Net (losses) earnings	$2,945	$(482)	$2,513
Adjustments to reconcile net (losses) earnings to net cash
provided by operating activities:
Depreciation, depletion and amortization	10,654	13,599	18,792
Gains on sales of property	(1,240)	(594)	(1,966)
Impairment of oil and natural gas properties	—	3	313
Provision for doubtful accounts	(150)	78	19
Share-based compensation expense	255	—	—
Deferred income taxes	936	(3,840)	(857)
Net change in fair value contracts	(2)	27	(243)
Losses from equity investment	—	—	468
Impairment of investments in unconsolidated affiliates	—	2,500	1,732
Loss on deconsolidation of subsidiary (Note 4)	—	3,505	—
Changes in assets and liabilities:
Accounts receivable	36,350	(34,935)	(15,368)
Accounts receivable/payable, affiliates	24	271	—
Inventories	(10,587)	878	(5,399)
Income tax receivable	(1,087)	1,418	(148)
Prepayments and other current assets	(293)	831	492
Accounts payable	(10,252)	44,790	6,984
Accrued liabilities	1,744	(991)	52
Other	1,717	(962)	(440)
Net cash provided by operating activities	31,014	26,096	6,944

Investing activities:
Property and equipment additions	(11,731)	(2,644)	(8,484)
Asset acquisition	(10,272)	—	—
Proceeds from property sales	2,038	720	3,706
Proceeds from sales of AREC assets	—	2,775	—
Investments in unconsolidated affiliates	—	—	(4,700)
Insurance and state collateral (deposits) refunds	830	(1,067)	1,710
Net cash used in investing activities	(19,135)	(216)	(7,768)

Financing activities:
Principal repayments of capital lease obligations	(495)	(118)	—
Dividends paid on common stock	(3,711)	(3,711)	(3,711)
Net cash used in financing activities	(4,206)	(3,829)	(3,711)

Increase (decrease) in cash and cash equivalents	7,673	22,051	(4,535)
Cash and cash equivalents at beginning of period	109,393	87,342	91,877
Cash and cash equivalents at end of period	$117,066	$109,393	$87,342
See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2016	$422	$11,693	$140,395	$152,510
Net earnings	—	—	2,513	2,513
Dividends declared:
Common stock, $0.88/share	—	—	(3,711)	(3,711)
Balance, December 31, 2016	422	11,693	139,197	151,312
Net losses	—	—	(482)	(482)
Dividends declared:
Common stock, $0.88/share	—	—	(3,711)	(3,711)
Balance, December 31, 2017	422	11,693	135,004	147,119
Net earnings	—	—	2,945	2,945
Stock-based compensation expense	—	255	—	255
Dividends declared:
Common stock, $0.88/share	—	—	(3,711)	(3,711)
Awards under LTIP, $0.44/share	—	—	(10)	(10)
Balance, December 31, 2018	$422	$11,948	$134,228	$146,598

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. (“AE”) is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. We, through our subsidiaries, are primarily engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with terminals in the Gulf Coast region of the U.S. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

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

On May 3, 2017, AREC filed a motion with the Bankruptcy Court for approval of an auction process to sell its assets pursuant to Section 363 of the Bankruptcy Code and for approval to engage an advisor to conduct the auction. The auction commenced on July 19, 2017 to determine the highest or otherwise best bid to acquire all or substantially all of AREC’s assets. During the third quarter of 2017, Bankruptcy Court approval was obtained on three asset purchase and sales agreements with three unaffiliated parties, and AREC closed on the sales of substantially all of its assets (see Note 4 for further information).

As a result of AREC’s voluntary bankruptcy filing in April 2017, we no longer controlled the operations of AREC; therefore, we deconsolidated AREC effective with the bankruptcy filing and recorded our investment in AREC under the cost method (see Note 4 for further information). We obtained approval of a confirmed plan in December 2017, and the case was dismissed in October 2018. Over the past few years, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses.

Historically, we have operated and reported in three business segments: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk, and (iii) upstream crude oil and natural gas exploration and production. We exited the crude oil and natural gas exploration and production business during 2017 with the sale of our crude oil and natural gas exploration and production assets (see Note 4 for further information).

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

Our allowance for doubtful accounts is determined based on specific identification combined with a review of the general status of the aging of all accounts. We consider the following factors in our review of our allowance for doubtful accounts: (i) historical experience with customers, (ii) the perceived financial stability of customers based on our research, (iii) the levels of credit we grant to customers, and (iv) the duration of the receivable. We may increase the allowance for doubtful accounts in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties. On a routine basis, we review estimates associated with the allowance for doubtful accounts to ensure that we have recorded sufficient reserves to cover potential losses. See Note 16 for further information regarding credit risk.

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	December 31,
	2018	2017	2016

Balance at beginning of period	$303	$225	$206
Charges to costs and expenses	43	137	100
Deductions	(193)	(59)	(81)
Balance at end of period	$153	$303	$225

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

Earnings Per Share

Basic earnings (losses) per share is computed by dividing our net earnings (losses) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (losses) per share is computed by giving effect to all potential shares of common stock outstanding, including our stock related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 13 for further discussion).

A reconciliation of the calculation of basic and diluted earnings (losses) per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Earnings (losses) per share – numerator:
Earnings (losses) from continuing operations	$2,945	$(482)	$3,943
Losses from investment in unconsolidated affiliate, net of tax	—	—	(1,430)
Net (losses) earnings	$2,945	$(482)	$2,513

Denominator:
Basic weighted average number of shares outstanding	4,218	4,218	4,218

Basic earnings (losses) per share:
From continuing operations	$0.70	$(0.11)	$0.94
From investment in unconsolidated affiliate	—	—	(0.34)
Basic earnings (losses) per share	$0.70	$(0.11)	$0.60

Diluted earnings (losses) per share:

Diluted weighted average number of shares outstanding:
Common shares	4,218	4,218	4,218
Restricted stock unit awards (1)	—	—	—
Performance share unit awards (2)	—	—	—
Total	4,218	4,218	4,218

Diluted earnings (losses) per share:
From continuing operations	$0.70	$(0.11)	$0.94
From investment in unconsolidated affiliate	—	—	(0.34)
Diluted earnings (losses) per share	$0.70	$(0.11)	$0.60
________________________
(1) The dilutive effect of restricted stock unit awards for the year ended December 31, 2018 is de minimis.
(2) The dilutive effect of performance share awards will be included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Benefits

We maintain a 401(k) savings plan for the benefit of our employees. We do not maintain any other pension or retirement plans.  Our 401(k) plan contributory expenses were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Contributory expenses	$808	$734	$757

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

The characteristics of the fair value amounts classified within each level of the hierarchy are described as follows:

•Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date. Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis. For Level 1 valuation of marketable securities, we utilize market quotations provided by our primary financial institution. For the valuations of derivative financial instruments, we utilize the New York Mercantile Exchange (“NYMEX”) for certain commodity valuations.

•Level 2 fair values are based on (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical assets or liabilities but in markets that are not actively traded or in which little information is released to the public, (c) observable inputs other than quoted prices, and (d) inputs derived from observable market data. Source data for Level 2 inputs include information provided by the NYMEX, published price data and indices, third party price survey data and broker provided forward price statistics.

•Level 3 fair values are based on unobservable market data inputs for assets or liabilities.

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any of the current reporting periods (see Note 11 for further information).

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

Impairment Testing for Long-Lived Assets

Long-lived assets (primarily property and equipment) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values. The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset’s carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded. Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques. See Note 11 for information regarding impairment charges related to long-lived assets.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of such items and their respective tax basis (see Note 12 for further information). On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018, which impacts our income tax provision or benefit.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses on our consolidated statements of operations. During the year ended December 31, 2018, we recorded a charge of $5.4 million related to the write-down of our crude oil inventory due to declines in prices. There were no charges recognized during the years ended December 31, 2017 and 2016.

Letter of Credit Facility

We maintain a Credit and Security Agreement with Wells Fargo Bank, National Association to provide for the issuance of up to $60 million in stand-by letters of credit primarily used to support crude oil purchases within our crude oil marketing segment and for other purposes. We are currently using the letter of credit facility for letters of credit related to our insurance program. This facility is collateralized by the eligible accounts receivable within the crude oil marketing segment and expires on August 30, 2019.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The issued stand-by letters of credit are canceled as the underlying purchase obligations are satisfied by cash payment when due. The letter of credit facility places certain restrictions on GulfMark Energy, Inc., one of our wholly owned subsidiaries. These restrictions include the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions. We are currently in compliance with all such financial covenants. However, per the terms of our letter of credit agreement, we were in default of certain nonfinancial covenants at December 31, 2018, and we obtained a waiver whereby the creditor will not exercise any of its rights or remedies. At December 31, 2018 and 2017, we had $4.6 million and $2.2 million, respectively, of letters of credit outstanding under this facility.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for additions, improvements and other enhancements to property and equipment are capitalized, and minor replacements, maintenance and repairs that do not extend asset life or add value are charged to expense as incurred. When property and equipment assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in results of operations in operating costs and expenses for the respective period. Property and equipment, except for land, is depreciated using the straight-line method over the estimated average useful lives of two to thirty-nine years.

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

See Note 6 for additional information regarding our property and equipment and AROs.

Recent Accounting Pronouncements

Lease accounting standard. In February 2016, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”), which requires substantially all leases to be recorded on the balance sheet. We adopted the new standard on January 1, 2019 and expect to apply it to all existing lease contracts as of January 1, 2019. We also plan to apply it to all new leases entered into after January 1, 2019. ASC 842 supersedes existing lease accounting guidance under ASC 840, Leases (“ASC 840”).

We expect to adopt the new standard using the modified retrospective approach and apply certain optional transitional practical expedients.  We elected an optional transition method that allowed application of the new standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment to previously reported results.  In accordance with this approach, our consolidated financial statements for periods prior to January 1, 2019 will not be revised to reflect the new lease accounting guidance. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification. We did not elect the practical expedient related to hindsight.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASC 842 will result in changes to the way our operating leases are recorded, presented and disclosed in our consolidated financial statements. Upon adoption of ASC 842 on January 1, 2019, we expect to recognize a right-of-use (“ROU”) asset and a corresponding lease liability based on the present value of then existing operating lease obligations. In addition, there are several key accounting policy elections that we will make upon adoption of ASC 842 including:

•We will not recognize ROU assets and lease liabilities for short-term leases and will instead record them in a manner similar to operating leases under ASC 840 lease accounting guidelines. A short term lease is one with a maximum lease term of 12 months or less and does not include a purchase option or renewal option the lessee is reasonably certain to exercise.

•We will also elect the non-lease component for any asset class where lease and non-lease components are comingled and the non-lease component is determined to be insignificant when compared to the lease component.

Upon adoption of this new guidance, we expect to recognize a ROU asset and lease liability for operating leases of approximately $11.4 million on our consolidated balance sheet based upon discounted amounts on January 1, 2019.

Stock-Based Compensation

We measure all share-based payment, including the issuance of restricted stock units and performance share units to employees and board members, using a fair-value based method. The cost of services received from employees and non-employee board members in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. The fair value of restricted stock unit awards and performance share unit awards is based on the closing price of our common stock on the grant date. We account for forfeitures as they occur. See Note 13 for additional information regarding our 2018 LTIP.

Note 3.  Revenue Recognition

Adoption of ASC 606

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. The modified retrospective approach required us to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings on January 1, 2018. Comparative information has not been restated and continues to be reported under the historical accounting standards in effect for those periods. The adoption of the new revenue standard did not result in a cumulative effect adjustment to our retained earnings since there was no significant impact upon adoption of the new standard. There was also no material impact to revenues, or any other financial statement line items for the year ended December 31, 2018 as a result of applying ASC 606. We expect the impact of the adoption of ASC 606 to remain immaterial to our net earnings on an ongoing basis.

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

Practical Expedients

In connection with our adoption of ASC 606, we reviewed our revenue contracts for impact upon adoption. For example, our revenue contracts often include promises to transfer various goods and services to a customer. Determining whether goods and services are considered distinct performance obligations that should be accounted for separately versus together will continue to require continual assessment. We also used practical expedients permitted by ASC 606 when applicable. These practical expedients included:

•Applying the new guidance only to contracts that were not completed as of January 1, 2018; and

•Not accounting for the effects of significant financing components if the company expects that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the period indicated (in thousands):

	Year Ended December 31, 2018
	Reporting Segments
	Marketing	Transportation	Total

Revenues from contracts with customers	$1,580,997	$55,776	$1,636,773
Other (1)	113,440	—	113,440
Total revenues	$1,694,437	$55,776	$1,750,213

Timing of revenue recognition:
Goods transferred at a point in time	$1,580,997	$—	$1,580,997
Services transferred over time	—	55,776	55,776
Total revenues from contracts with customers	$1,580,997	$55,776	$1,636,773
_______________
(1) Other crude oil marketing revenues are recognized under ASC 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

Other Marketing Revenue

Certain of the commodity purchase and sale contracts utilized by our crude oil marketing segment qualify as derivative instruments with certain specifically identified contracts also designated as trading activity. From the time of contract origination, these contracts are marked-to-market and recorded on a net revenue basis in the accompanying consolidated financial statements.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Revenue gross-up	$448,846	$203,095	$314,270

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Subsidiary Bankruptcy, Deconsolidation and Sale

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

In October 2017, AREC submitted its liquidation plan to the Bankruptcy Court for approval. In connection with the sales of these assets and submission of the liquidation plan, we recognized an additional loss of $1.9 million during the third quarter of 2017, which represents the difference between the proceeds we expected to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment. In December 2017, we received proceeds of approximately $2.8 million from AREC related to the settlement of a portion of the bankruptcy process. The bankruptcy case was dismissed during October 2018, and we expect final settlement and liquidation to occur during 2019. At December 31, 2018, we have a receivable from AREC of approximately $0.4 million related to the final settlement of AREC.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	December 31,
	2018	2017

Insurance premiums	$677	$425
Rents, licenses and other	880	839
Total	$1,557	$1,264

Note 6. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	December 31,
	in Years	2018	2017

Tractors and trailers (1)	5 – 6	$96,523	$88,065
Field equipment	2 – 5	20,725	18,490
Buildings	5 – 39	15,746	15,727
Office equipment	2 – 5	1,863	1,929
Land		1,790	1,790
Construction in progress		2,794	275
Total		139,441	126,276
Less accumulated depreciation		(94,818)	(96,914)
Property and equipment, net		$44,623	$29,362
______________
(1) Amounts include tractors held under capital leases in our crude oil marketing segment. At December 31, 2018 and 2017, gross property and equipment associated with assets held under capital leases were $4.7 million and $1.8 million, respectively. Accumulated amortization associated with assets held under capital leases were $0.7 million and $0.1 million at December 31, 2018 and 2017, respectively (see Note 15 for further information).

Components of depreciation, depletion and amortization expense were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation, depletion and amortization, excluding amounts
under capital leases	$10,112	$13,478	$18,792
Amortization of property and equipment under capital leases	542	121	—
Total depreciation, depletion and amortization	$10,654	$13,599	$18,792

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Acquisition

On October 1, 2018, we completed the purchase of a trucking company for $10.0 million that owned approximately 113 tractors and 126 trailers operating in the Red River area in North Texas and South Central Oklahoma. This acquisition is included in our crude oil marketing segment from the date of the acquisition. We incurred approximately $0.3 million of acquisition costs in connection with this acquisition, which was included in the allocation of the purchase price to the assets acquired. The purchase price of approximately $10.3 million was allocated on October 1, 2018 as follows (in thousands):

Tractors	$4,799
Trailers	4,901
Field equipment	381
Materials and supplies	191
Total	$10,272

Gains on Sales of Assets

We sold certain used trucks and equipment and recorded net pre-tax gains as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Gains on sales of used trucks and equipment	$1,240	$594	$1,966

Crude Oil and Natural Gas Exploration and Production Assets

Our subsidiary that owned the upstream crude oil and natural gas exploration and production assets was deconsolidated effective with its bankruptcy filing in April 2017 and subsequently accounted for as a cost method investment (see Note 4). These upstream crude oil and natural gas exploration and production assets were sold during the third quarter of 2017. We have no further interest in these assets.

Impairment provisions included in upstream crude oil and natural gas exploration and production segment operating losses were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Producing property impairments	$—	$—	$30
Non-producing property impairments	—	3	283
Total crude oil and natural gas impairments	$—	$3	$313

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended December 31,
	2018	2017	2016

ARO liability beginning balance	$1,273	$2,329	$2,469
Liabilities incurred	252	18	162
Accretion of discount	36	58	92
Liabilities settled	(36)	(261)	(394)
Deconsolidation of subsidiary (1)	—	(871)	—
ARO liability ending balance	$1,525	$1,273	$2,329
_______________
(1) Relates to our upstream crude oil and natural gas exploration and production subsidiary that was deconsolidated in April 2017 as a result of its bankruptcy filing (see Note 4 for further information).

Note 7. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	December 31,
	2018	2017

Amounts associated with liability insurance program:
Insurance collateral deposits (1)	$1,453	$3,767
Excess loss fund	1,916	2,284
Accumulated interest income	788	814
Other amounts:
State collateral deposits	57	57
Materials and supplies	443	273
Other	—	37
Total	$4,657	$7,232
_______________
(1) During 2018, we issued a letter of credit of approximately $4.2 million to the insurance companies in connection with our liability insurance program, and as a result, our cash collateral deposit was refunded to us.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Investments in Unconsolidated Affiliates

At December 31, 2018, we had no remaining balances in our medical-related investments. We currently do not have any plans to pursue additional medical-related investments.

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

Under the terms of the investment agreement, Bencap had the option to request borrowings from us of up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that we were required to provide or forfeit our 30 percent member interest. During 2016, we determined that we were unlikely to provide additional funding due to Bencap’s lower than projected revenue growth and operating losses since investment inception. We completed a review of our equity method investment in Bencap during 2016 and determined that there was an other than temporary impairment. During 2016, we recognized an after-tax net loss of $1.4 million to write-off our investment in Bencap, which consisted of a pre-tax impairment charge of approximately $1.7 million, pre-tax losses from the equity method investment of $0.5 million and an income tax benefit of $0.8 million. In February 2017, in accordance with the terms of the investment agreement, Bencap requested additional funding of approximately $0.5 million from us. We declined the additional funding request and as a result, forfeited our 30 percent member interest in Bencap. At December 31, 2018, we had no further ownership interest in Bencap.

VestaCare

In April 2016, ARMM acquired an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), for a $2.5 million cash payment. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We account for this investment under the cost method of accounting. During 2017, we reviewed our investment in VestaCare and determined that the current projected operating results did not support the carrying value of the investment. As a result, during the third quarter of 2017, we recognized an impairment charge of $2.5 million to write-off our investment in VestaCare. At December 31, 2018, we continue to own an approximate 15 percent equity interest in VestaCare.

AREC

As a result of AREC’s voluntary bankruptcy filing in April 2017 and our loss of control of this subsidiary, we deconsolidated AREC in April 2017, and we recorded our investment in this subsidiary under the cost method of accounting. During the second quarter of 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC, which reflected the excess of the net assets of AREC over its estimated fair value based on the expected sales transaction price, net of estimated transaction costs. During the third quarter of 2017, as a result of the sale of substantially all of AREC’s assets, we recognized an additional loss of $1.9 million, which represented the difference between the net proceeds we expected to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment. In December 2017, we received proceeds of approximately $2.8 million from AREC related to the settlement of a portion of the bankruptcy process. At December 31, 2017, our remaining investment in AREC was $0.4 million. The bankruptcy case was dismissed during October 2018, and we expect final settlement and liquidation of the company to occur during 2019. At December 31, 2018, we have a receivable from AREC of approximately $0.4 million related to the final settlement of AREC.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Segment Reporting

Historically, our three reporting segments have been: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk, and (iii) upstream crude oil and natural gas exploration and production. Our upstream crude oil and natural gas exploration and production wholly owned subsidiary filed for bankruptcy in April 2017 (see Note 4 for further information), and as a result of our loss of control of the wholly owned subsidiary, AREC was deconsolidated and is accounted for under the cost method of accounting. AREC remained a reportable segment until its deconsolidation, effective April 30, 2017.

Information concerning our various business activities was follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Oil and Gas and Other	Total

Year Ended December 31, 2018
Revenues	$1,694,437	$55,776	$—	$1,750,213
Segment operating (losses) earnings (1)	7,008	3,337	—	10,345
Depreciation, depletion and amortization	6,384	4,270	—	10,654
Property and equipment additions (3) (4)	1,540	10,178	13	11,731

Year Ended December 31, 2017
Revenues	$1,267,275	$53,358	$1,427	$1,322,060
Segment operating (losses) earnings (1) (2)	11,700	(544)	53	11,209
Depreciation, depletion and amortization	7,812	5,364	423	13,599
Property and equipment additions (3)	468	351	1,825	2,644

Year Ended December 31, 2016
Revenues	$1,043,775	$52,355	$3,410	$1,099,540
Segment operating (losses) earnings (1)	17,045	(48)	(533)	16,464
Depreciation, depletion and amortization	9,997	7,249	1,546	18,792
Property and equipment additions	1,321	6,868	295	8,484
_________________
(1) Our crude oil marketing segment’s operating earnings included inventory valuation losses of $5.4 million for the year ended December 31, 2018, and inventory liquidation gains of $3.3 million and $8.2 million for the years ended December 31, 2017 and 2016, respectively.
(2) Segment operating (losses) earnings includes approximately $0.4 million of costs related to a voluntary early retirement program that was implemented in August 2017.
(3) Our crude oil marketing segment’s property and equipment additions do not include approximately $2.9 million and $1.8 million of tractors acquired during the years ended December 31, 2018 and 2017, respectively, under capital leases. See Note 15 for further information.
(4) During the year ended December 31, 2018, we had $13 thousand of property and equipment additions for leasehold improvements at our corporate headquarters, which is not attributed or allocated to any of our reporting segments.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization expense and are reconciled to earnings (losses) before income taxes and investment in unconsolidated affiliate, as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Segment operating earnings	$10,345	$11,209	$16,464
General and administrative (1)	(8,937)	(9,707)	(10,410)
Operating earnings (losses)	1,408	1,502	6,054
Loss on deconsolidation of subsidiary	—	(3,505)	—
Impairment of investment in unconsolidated affiliate	—	(2,500)	—
Interest income	2,155	1,103	582
Interest expense	(109)	(27)	(2)
(Losses) earnings before income taxes and investment
in unconsolidated affiliate	$3,454	$(3,427)	$6,634
_______________
(1) General and administrative expenses for the year ended December 31, 2017 included approximately $1.0 million of costs related to a voluntary early retirement program we implemented in August 2017.

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	December 31,
	2018	2017	2016

Reporting segment:
Marketing	$119,370	$134,745	$107,257
Transportation	34,112	29,069	32,120
Oil and Gas (1)	—	425	7,279
Cash and other	125,388	118,465	100,216
Total assets	$278,870	$282,704	$246,872
____________________
(1) At December 31, 2017, amount represents our remaining cost method investment in this segment. See Note 4 for further information.

There were no intersegment sales during the year ended December 31, 2018, and intersegment sales during the years ended December 31, 2017 and 2016 were insignificant. Other identifiable assets are primarily corporate cash, corporate accounts receivable, investments and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space from an affiliated entity.

We utilize our former affiliate, Bencap, to administer certain of our employee medical benefit programs including a detail audit of individual medical claims (see Note 15 for further information). Bencap earns a fee from us for providing such services at a discounted amount from its standard charge to non-affiliates. We had an equity method investment in Bencap, which was forfeited during the first quarter of 2017. As a result, we have no further ownership interest in Bencap (see Note 8).

Activities with affiliates were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Overhead recoveries (1)	$—	$—	$32
Affiliate billings to us	75	81	65
Billings to affiliates	6	4	5
Rentals paid to affiliate	487	583	628
Fee paid to Bencap (2)	—	108	583
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

DIP Financing

In connection with its voluntary bankruptcy filing, AREC entered into the DIP Credit Agreement with AE, of which amounts outstanding were repaid during the third quarter of 2017 with proceeds from the sales of AREC’s assets. We earned interest income of approximately $0.1 million under the DIP Credit Agreement through December 31, 2017 (see Note 4 for further information).

Note 11. Derivative Instruments and Fair Value Measurements

Derivative Instruments

At December 31, 2018, we had in place ten commodity purchase and sale contracts with fair value associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
•322 barrels per day of crude oil during January 2019 through April 2019;
•258 barrels per day of crude oil during May 2019;
•322 barrels per day of crude oil during June 2019 through August 2019; and
•258 barrels per day of crude oil during September 2019 through December 2019.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying consolidated balance sheet were as follows at the date indicated (in thousands):

	December 31, 2018
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$162	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	139	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$162	$—	$139	$—

At December 31, 2017, we had in place twenty commodity purchase and sale contracts, of which four of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
•452 barrels per day of crude oil during January 2018;
•322 barrels per day of crude oil during February through May 2018;
•258 barrels per day of crude oil during June 2018;
•646 barrels per day of crude oil during July 2018;
•322 barrels per day of crude oil during August through September 2018; and
•258 barrels per day of crude oil during October through December 2018.
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

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At December 31, 2018 and 2017, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity.  We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Forward month commodity contracts (derivatives) reflected in the accompanying consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (Losses)
	Year Ended December 31,
	2018	2017	2016

Revenues – marketing	$2	$(26)	$243

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	December 31, 2018
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$162	$—	$—	$162
Current liabilities	—	(139)	—	—	(139)
Net value	$—	$23	$—	$—	$23

	December 31, 2017
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$166	$—	$—	$166
Current liabilities	—	(145)	—	—	(145)
Net value	$—	$21	$—	$—	$21

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At December 31, 2018 and 2017, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. During the year ended December 31, 2018, we had no long-lived assets that were subject to non-recurring fair value measurements.

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
$2,513

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Income Taxes

The components of our income tax (provision) benefit were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$388	$(1,418)	$(2,103)
State	39	523	(675)
Total current	427	(895)	(2,778)
Deferred:
Federal	(752)	3,722	777
State	(184)	118	80
Total deferred	(936)	3,840	857
Total (provision for) benefit from income taxes (1)	$(509)	$2,945	$(1,921)
______________
(1) 2016 includes a tax benefit of $0.8 million related to losses from our investment in Bencap, and is included in the loss from investment in unconsolidated affiliate category on the consolidated statements of operations.

A reconciliation of the (provision for) benefit from income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Pre-tax net book income (loss) (1)	$3,454	$(3,427)	$4,434

Statutory federal income tax (provision) benefit	$(725)	$1,165	$(1,552)
State income tax (provision) benefit	(145)	736	(387)
Federal statutory depletion	—	153	62
Federal tax rate adjustment	—	2,007	—
Valuation allowance	—	(1,038)	—
Reverse valuation allowance	98	—	—
Return to provision adjustments	388	—	—
Other	(125)	(78)	(44)
Total (provision for) benefit from income taxes	$(509)	$2,945	$(1,921)
Effective income tax rate (2) (3)	15%	86%	43%
_______________
(1) 2016 includes the pre-tax loss from investment in unconsolidated affiliate of $2.2 million.
(2) Excluding the adjustment related to the federal tax rate change, the effective income tax rate for 2017 is 58 percent.
(3) Excluding the adjustment related to the return to provision, the effective income tax rate for 2018 is 26 percent.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in these items. The components of the federal deferred tax asset (liability) were as follows at the dates indicated (in thousands):

	December 31,
	2018	2017

Long-term deferred tax asset (liability): (1)
Prepaid and other insurance	$(170)	$(684)
Property	(5,259)	(2,497)
Investments in unconsolidated affiliates	525	623
Valuation allowance related to investments in unconsolidated affiliates	(525)	(623)
Net operating loss	1,436	—
Other	(245)	(121)
Net long-term deferred tax liability	(4,238)	(3,302)
Net deferred tax liability	$(4,238)	$(3,302)
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

The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2014
Texas	2014
Louisiana	2015
Michigan	2014

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Share-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards were granted during the second quarter of 2018. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. We began awarding share-based compensation to eligible employees and directors in June 2018. After giving effect to awards granted under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through December 31, 2018, a total of 120,403 shares were available for issuance. During the year ended December 31, 2018, we recognized $0.3 million of compensation expense in connection with equity-based awards.

If dividends are paid with respect to our common shares during the vesting period, an equivalent amount will accrue and be held by us without interest until the restricted stock unit awards and performance share unit awards vest, at which time the amount will be paid to the recipient. If the award is forfeited prior to vesting, the accrued dividends will also be forfeited. At December 31, 2018, we had $10.0 thousand of accrued dividend amounts for awards granted under the 2018 LTIP.

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

The following table presents restricted stock unit award activity for the periods indicated:

Weighted-
Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2018	—	$—
Granted (2)	13,733	$43.00
Vested	—	$—
Forfeited	—	$—
Restricted stock unit awards at December 31, 2018	13,733	$—
____________________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of restricted stock unit awards issued during 2018 was $0.6 million based on a grant date market price of our common shares of $43.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.4 million at December 31, 2018. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.5 years.

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

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2018	—	$—
Granted (2)	7,932	$43.00
Performance factor decrease (3)	(3,966)	$43.00
Vested	—	$—
Forfeited	—	$—
Performance share unit awards at December 31, 2018	3,966	$—
____________________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of performance share unit awards issued during 2018 was $0.2 million based on a grant date market price of our common share of $43.00 per share and assuming a performance factor of 100 percent.
(3) The performance factor was lowered to 50 percent at the end of 2018 based upon a comparison of actual results to performance goals.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.1 million at December 31, 2018. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.4 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016

Cash paid for interest	$109	$22	$2
Cash paid for federal and state income taxes	787	459	2,589

Non-cash transactions:
Change in accounts payable related to property and equipment additions	1,685	70	679
Property and equipment acquired under capital leases	2,898	1,808	—

Note 15. Commitment and Contingencies

Capital Lease Obligations

During 2017 and 2018, we entered into capital leases for certain of our tractors in our crude oil marketing segment. The following table summarizes our principal contractual commitments outstanding under our capital leases at December 31, 2018 for the next five years, and in total thereafter (in thousands):

2019	$1,052
2020	1,052
2021	1,052
2022	909
2023	451
Thereafter	—
Total minimum lease payments	4,516
Less: Amount representing interest	(424)
Present value of capital lease obligations	4,092
Less current portion of capital lease obligations	(883)
Total long-term capital lease obligations	$3,209

Operating Lease Obligations

We lease certain property and equipment under noncancelable and cancelable operating leases. Our significant lease agreements consist of (i) arrangements with independent truck owner-operators for use of their equipment and driver services; (ii) leased office space; and (iii) certain lease and terminal access contracts in order to provide tank storage and dock access for our crude oil marketing business. Currently, our significant lease agreements have terms that range from one to seven years.

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

	Year Ended December 31,
	2018	2017	2016

Rental expense	$11,078	$12,073	$11,314

At December 31, 2018, rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year for the next five years and thereafter are payable as follows (in thousands):

2019	$4,242
2020	2,258
2021	2,107
2022	1,782
2023	1,495
Thereafter	1,488
Total operating lease payments	$13,372

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

	December 31,
	2018	2017

Pre-funded premiums for losses incurred but not reported	$427	$988
Accrued automobile and workers’ compensation claims	2,246	450

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

	December 31,
	2018	2017

Accrued medical claims	$1,181	$1,329

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

Guarantees

AE issues parent guarantees of commitments associated with the activities of its subsidiary companies. The guarantees generally result from subsidiary commodity purchase obligations, subsidiary operating lease commitments and subsidiary banking transactions. The nature of these arrangements is to guarantee the performance of the subsidiary in meeting their respective underlying obligations. The parent would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying these obligations, the parent would first look to the assets of the defaulting subsidiary company.

At December 31, 2018, parental guaranteed obligations were approximately $22.3 million. Currently, neither AE nor any of its subsidiaries has any other types of guarantees outstanding that require liability recognition.

Note 16. Concentration of Credit Risk

We may incur credit risk to the extent our customers do not fulfill their obligations to us pursuant to contractual terms. Risks of nonpayment and nonperformance by our customers are a major consideration in our business, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk. Managing credit risk involves a number of considerations, such as the financial profile of the customer, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the customer’s sensitivity to economic developments. We have established various procedures to manage credit exposure, including initial credit approval, credit limits and rights of offset. We also utilize letters of credit and guarantees to limit exposure.

Our largest customers consist of large multinational integrated crude oil companies and independent domestic refiners of crude oil. In addition, we transact business with independent crude oil producers, major chemical companies, crude oil trading companies and a variety of commercial energy users. Within this group of customers, we derive approximately 50 percent of our revenues from three to five large crude oil refining customers. While we have ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since we supply less than one percent of U.S. domestic refiner demand. As a fungible commodity delivered to major Gulf Coast supply points, our crude oil sales can be readily delivered to alternative end markets.

We believe that a loss of any of those customers where we currently derive more than 10 percent of our revenues would not have a material adverse effect on our operations as shown in the table below:

Individual customer sales			Individual customer receivables in excess
in excess of 10% of revenues			of 10% of total receivables
Year Ended December 31,			December 31,
2018	2017	2016	2018	2017	2016

27.3%	22.8%	18.2%	18.4%	19.1%	20.9%
14.1%	17.1%	16.5%	11.9%	15.0%	14.0%
	10.8%	15.9%		11.1%	10.1%
	10.7%	10.6%		10.4%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2018
Revenues	$387,256	$452,417	$467,891	$442,649
Operating (losses) earnings (1)	1,077	4,298	2,239	(6,206)
Net (losses) earnings	1,138	3,620	2,035	(3,848)

Earnings (losses) per share:
Basic net (losses) earnings per share	$0.27	$0.86	$0.48	$(0.91)
Diluted net (losses) earnings per share	$0.27	$0.86	$0.48	$(0.91)

Year Ended December 31, 2017
Revenues	$303,087	$315,202	$295,311	$408,460
Operating (losses) earnings	(1,584)	619	(1,290)	3,757
Net (losses) earnings	(860)	(282)	(3,033)	3,693

Earnings (losses) per share:
Basic and diluted net (losses) earnings per share	$(0.20)	$(0.07)	$(0.72)	$0.88
____________________
(1) The fourth quarter of 2018 includes inventory valuation losses of approximately $7.9 million in our crude oil marketing segment.

Note 18. Oil and Gas Producing Activities (Unaudited)

Our wholly owned subsidiary, AREC, participated in the exploration and development of domestic crude oil and natural gas properties primarily in the Permian Basin of West Texas and the Haynesville Shale. AREC’s offices were maintained in Houston. As discussed further in Note 4, AREC was deconsolidated effective with its bankruptcy filing in April 2017, and we recorded our investment in AREC under the cost method of accounting in April 2017. During the third quarter of 2017, AREC closed on the sale of substantially all of its assets. As a result of the sales of these assets, we no longer have an ownership interest in any crude oil and natural gas producing activities. In the disclosures and tables below, amounts for 2017 are for the period from January 1, 2017 through April 30, 2017, as a result of the deconsolidation of AREC due to its bankruptcy filing. There is no further exploration and development activity after April 30, 2017.

Crude Oil and Natural Gas Producing Activities

Total costs incurred in crude oil and natural gas exploration and development activities, all within the U.S., were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Property acquisition costs:
Unproved	$4	$32
Exploration costs:
Expensed	5	291
Development costs	1,815	—
Total costs incurred	$1,824	$323

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

Proved developed and undeveloped reserves were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017		2016
	Natural	Crude	Natural	Crude
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)
Total proved reserves:
Beginning of year	4,214	187	4,835	226
Revisions of previous estimates	—	—	65	24
Crude oil and natural gas reserves sold	(4,067)	(170)	(175)	(4)
Extensions, discoveries and other reserve additions	42	6	151	18
Production	(189)	(23)	(662)	(77)
End of year	—	—	4,214	187

The components of our previously owned proved crude oil and natural gas reserves, all within the U.S., were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017		2016
	Natural	Crude	Natural	Crude
	Gas	Oil	Gas	Oil
	(Mcf)	(Bbls)	(Mcf)	(Bbls)

Proved developed reserves	—	—	4,214	187
Proved undeveloped reserves	—	—	—	—
Total proved reserves	—	—	4,214	187

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We employed a third party petroleum consultant, Ryder Scott Company, to prepare our crude oil and natural gas reserve data estimates as of December 31, 2016. The firm of Ryder Scott is well recognized within the industry for more than 50 years. As prescribed by the SEC, proved reserves were estimated using 12-month average crude oil and natural gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs for each of the years presented, all without escalation.

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

	Year Ended December 31,
	2017	2016

Future gross revenues	$—	$17,938
Future costs:
Lease operating expenses	—	(12,421)
Development costs	—	(38)
Future net cash flows before income taxes	—	5,479
Discount at 10% per annum	—	(2,002)
Discounted future net cash flows before income taxes	—	3,477
Future income taxes, net of discount at 10% per annum	—	(1,217)
Standardized measure of discounted future net cash flows	$—	$2,260

The estimated value of crude oil and natural gas reserves and future net revenues derived therefrom are highly dependent upon crude oil and natural gas commodity price assumptions. For these estimates, our independent petroleum engineers assumed market prices as follows for the periods indicated:

	Year Ended December 31,
	2017	2016
Market price:
Crude oil per barrel	$—	$38.34
Natural gas per thousand cubic feet (Mcf)	$—	$2.56

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

The effect of income taxes and discounting on the standardized measure of discounted future net cash flows was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016

Future net cash flows before income taxes	$—	$5,479
Future income taxes	—	(1,918)
Future net cash flows	—	3,561
Discount at 10% per annum	—	(1,301)
Standardized measure of discounted future net cash flows	$—	$2,260

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016

Beginning of year	$2,260	$3,527
Sale of crude oil and natural gas reserves	(2,732)	(350)
Net change in prices and production costs	—	(1,391)
New field discoveries and extensions, net of future production costs	94	275
Sales of crude oil and natural gas produced, net of production costs	(476)	87
Net change due to revisions in quantity estimates	—	181
Accretion of discount	130	194
Production rate changes and other	(493)	(945)
Net change in income taxes	1,217	682
End of year	$—	$2,260

Results of Operations for Crude Oil and Natural Gas Producing Activities

The results of crude oil and natural gas producing activities, excluding corporate overhead and interest costs, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016

Revenues	$1,427	$3,410
Costs and expenses:
Production	(951)	(3,337)
Producing property impairment	—	(30)
Depreciation, depletion and amortization	(423)	(1,546)
Operating earnings (losses) before income taxes	53	(1,503)
Income tax benefit (expense)	(19)	526
Operating earnings (losses)	$34	$(977)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2018

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

Management, including the Company’s Executive Chairman and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, including the Company’s Executive Chairman and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 31, 2018.

KPMG LLP has issued its attestation report regarding our internal control over financial reporting. That report is included within this Item 9A (See “Report of Independent Registered Public Accounting Firm”).

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on March 8, 2019.

/s/ Townes G. Pressler	/s/ Tracy E. Ohmart
Townes G. Pressler	Tracy E. Ohmart
Executive Chairman	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Adams Resources & Energy, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2018.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 8, 2019

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the heading “Voting Securities and Principal Holders Thereof” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the headings “Transactions with Related Parties” and “Director Independence” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be set forth in our 2019 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the heading “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this annual report:

(1) Financial Statements: See “Index to Consolidated Financial Statements” beginning on page 33 of this annual report for the financial statements included herein.

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

10.3*	First Amendment to Credit and Security Agreement dated as of June 23, 2011 between GulfMark Energy, Inc., Adams Resources Marketing, Ltd., and Wells Fargo Bank, National Association.

Exhibit Number	Exhibit
10.4*	Second Amendment to Credit and Security Agreement dated as of January 13, 2012 between GulfMark Energy, Inc., Adams Resources Marketing, Ltd., and Wells Fargo Bank, National Association.
10.5*	Third Amendment to Credit and Security Agreement dated as of August 13, 2013 between GulfMark Energy, Inc., Adams Resources Marketing, Ltd., and Wells Fargo Bank, National Association.
10.6*	Fourth Amendment to Credit and Security Agreement dated as of November 16, 2015 between GulfMark Energy, Inc., Adams Resources Marketing, Ltd., and Wells Fargo Bank, National Association.
10.7*	Fifth Amendment to Credit and Security Agreement dated as of August 31, 2017 between GulfMark Energy, Inc., and Wells Fargo Bank, National Association.
10.8
Sixth Amendment to Credit and Security Agreement dated as of September 28, 2017 between GulfMark Energy, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2017).

10.9
Seventh Amendment to Credit and Security Agreement dated as of March 19, 2018 between GulfMark Energy, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.10
Debtor in Possession Credit and Security Agreement dated as of April 25, 2017 by and among Adams Resources Exploration Corporation, as Borrower, and Adams Resources & Energy, Inc., as Lender (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2017).

10.11+	Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, effective as of May 8, 2018 (incorporated by reference to Exhibit 10.1 to Quarterly Report Form 10-Q for the period ended March 31, 2018).
10.12+
Form of Director Restricted Stock Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2018).

10.13+
Form of Employee Restricted Stock Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2018).

10.14+
Form of Employee Performance Share Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2018).

10.15
Purchase and Sale Agreement by and between ARB Oklahoma Holdings, LLC as Seller and GulfMark Energy, Inc. as Buyer, dated as of August 15, 2018 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2018).

21*	Subsidiaries of the registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Deloitte & Touche LLP.
23.3*	Consent of Ryder Scott Company.
31.1*	Sarbanes-Oxley Section 302 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
99.1	Ryder Scott Company Report as of December 31, 2016 (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2016).
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document
______________________________
* Filed for furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management contract or compensation plan or arrangement.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2019.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By:	/s/ Townes G. Pressler
Townes G. Pressler
Executive Chairman
(Principal Executive Officer)

By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 8, 2019.

Signature	Title

/s/ Townes G. Pressler	Director and Chairman of the Board
Townes G. Pressler
/s/ Murray E. Brasseux	Director
Murray E. Brasseux
/s/ Michelle A. Earley	Director
Michelle A. Earley
/s/ Richard C. Jenner	Director
Richard C. Jenner
/s/ W.R. Scofield	Director
W.R. Scofield