Form 10-Q
period 2019-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2019-05-08
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AE	NYSE American LLC

A total of 4,217,971 shares of Common Stock were outstanding at May 1, 2019.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$130,893	$117,066
Accounts receivable, net of allowance for doubtful
accounts of $121 and $153, respectively	88,095	85,197
Accounts receivable – related party	—	425
Inventory	29,237	22,779
Derivative assets	274	162
Income tax receivable	1,978	2,404
Prepayments and other current assets	1,609	1,557
Total current assets	252,086	229,590
Property and equipment, net	48,917	44,623
Operating lease right-of-use assets	10,681	—
Cash deposits and other assets	2,951	4,657
Total assets	$314,635	$278,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,325	$116,068
Accounts payable – related party	6	29
Derivative liabilities	270	139
Current portion of finance lease obligations	1,002	883
Current portion of operating lease liabilities	2,160	—
Other current liabilities	8,580	6,148
Total current liabilities	145,343	123,267
Other long-term liabilities:
Asset retirement obligations	1,538	1,525
Finance lease obligations	3,428	3,209
Operating lease liabilities	8,523	—
Deferred taxes and other liabilities	5,104	4,271
Total liabilities	163,936	132,272

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,217,971 and 4,217,596 shares outstanding, respectively	422	422
Contributed capital	12,071	11,948
Retained earnings	138,206	134,228
Total shareholders’ equity	150,699	146,598
Total liabilities and shareholders’ equity	$314,635	$278,870

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Marketing	$429,761	$373,638
Transportation	15,407	13,618
Total revenues	445,168	387,256

Costs and expenses:
Marketing	420,541	369,183
Transportation	13,101	12,301
General and administrative	2,684	2,283
Depreciation and amortization	3,589	2,412
Total costs and expenses	439,915	386,179

Operating earnings	5,253	1,077

Other income (expense):
Gain on dissolution of investment	498	—
Interest income	656	387
Interest expense	(65)	(19)
Total other income (expense), net	1,089	368

Earnings before income taxes	6,342	1,445
Income tax provision	(1,434)	(307)

Net earnings	$4,908	$1,138

Earnings per share:
Basic net earnings per common share	$1.16	$0.27
Diluted net earnings per common share	$1.16	$0.27

Dividends per common share	$0.22	$0.22

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2019	2018
Operating activities:
Net earnings	$4,908	$1,138
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	3,589	2,412
Gains on sales of property	(178)	(26)
Provision for doubtful accounts	(32)	—
Stock-based compensation expense	123	—
Deferred income taxes	834	(709)
Net change in fair value contracts	19	(2)
Gain on dissolution of investment in AREC	(498)	—
Changes in assets and liabilities:
Accounts receivable	(2,866)	4,200
Accounts receivable/payable, affiliates	(23)	—
Inventories	(6,458)	(7,075)
Income tax receivable	426	880
Prepayments and other current assets	(52)	153
Accounts payable	17,914	1,377
Accrued liabilities	2,432	851
Other	878	86
Net cash provided by operating activities	21,016	3,285

Investing activities:
Property and equipment additions	(8,351)	(866)
Proceeds from property sales	543	132
Proceeds from dissolution of AREC	923	—
Insurance and state collateral (deposits) refunds	842	603
Net cash used in investing activities	(6,043)	(131)

Financing activities:
Principal repayments of finance lease obligations	(218)	(83)
Dividends paid on common stock	(928)	(928)
Net cash used in financing activities	(1,146)	(1,011)

Increase in cash and cash equivalents	13,827	2,143
Cash and cash equivalents at beginning of period	117,066	109,393
Cash and cash equivalents at end of period	$130,893	$111,536

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2019	$422	$11,948	$134,228	$146,598
Net earnings	—	—	4,908	4,908
Stock-based compensation expense	—	123	—	123
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Awards under LTIP, $0.22/share	—	—	(2)	(2)
Balance, March 31, 2019	$422	$12,071	$138,206	$150,699

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2018	$422	$11,693	$135,004	$147,119
Net earnings	—	—	1,138	1,138
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, March 31, 2018	$422	$11,693	$135,214	$147,329

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

Basis of Presentation

Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of results expected for the full year of 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC on March 8, 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2019	2018
Earnings per share — numerator:
Net earnings	$4,908	$1,138

Denominator:
Basic weighted average number of shares outstanding	4,218	4,218

Basic earnings per share	$1.16	$0.27

Diluted earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,218	4,218
Restricted stock unit awards	6	—
Performance share unit awards (1)	—	—
Total	4,224	4,218

Diluted earnings per share	$1.16	$0.27
_______________
(1) The performance conditions for the performance share unit awards were achieved as of December 31, 2018. For the three months ended March 31, 2019, the effect of the performance share awards on earning per share is anti-dilutive.

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

A three-tier hierarchy has been established that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate these fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.

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

The issued stand-by letters of credit are canceled as the underlying purchase obligations are satisfied by cash payment when due. The letter of credit facility places certain restrictions on GulfMark Energy, Inc., one of our wholly owned subsidiaries. These restrictions include the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions. We are currently in compliance with all such financial covenants. However, per the terms of our letter of credit agreement, we were in default of certain nonfinancial covenants at March 31, 2019, and we obtained a waiver whereby the creditor will not exercise any of their rights or remedies. At March 31, 2019 and December 31, 2018, we had $4.6 million and $4.6 million, respectively, of letters of credit outstanding under this facility.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Three Months Ended March 31, 2019
Revenues from contracts with customers	$360,731	$15,407	$376,138
Other (1)	69,030	—	69,030
Total revenues	$429,761	$15,407	$445,168

Timing of revenue recognition:
Goods transferred at a point in time	$360,731	$—	$360,731
Services transferred over time	—	15,407	15,407
Total revenues from contracts with customers	$360,731	$15,407	$376,138

Three Months Ended March 31, 2018
Revenues from contracts with customers	$360,085	$13,618	$373,703
Other (1)	13,553	—	13,553
Total revenues	$373,638	$13,618	$387,256

Timing of revenue recognition:
Goods transferred at a point in time	$360,085	$—	$360,085
Services transferred over time	—	13,618	13,618
Total revenues from contracts with customers	$360,085	$13,618	$373,703
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Revenue gross-up	$242,123	$45,691

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

Insurance premiums	$598	$677
Rents, licenses and other	1,011	880
Total	$1,609	$1,557

Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2019	2018

Tractors and trailers (1)	5 – 6	$101,470	$96,523
Field equipment	2 – 20	21,378	20,725
Buildings	5 – 39	15,821	15,746
Office equipment	2 – 5	1,886	1,863
Land		1,790	1,790
Construction in progress		1,918	2,794
Total		144,263	139,441
Less accumulated depreciation		(95,346)	(94,818)
Property and equipment, net		$48,917	$44,623
_______________
(1) Amounts include assets held under finance leases for certain tractors in our marketing segment. Gross property and equipment associated with assets held under finance leases were $5.3 million and $4.7 million at March 31, 2019 and December 31, 2018, respectively. Accumulated amortization associated with assets held under finance leases were $0.9 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively (see Note 12 for further information).

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Depreciation and amortization, excluding amounts
under finance leases	$3,344	$2,322
Amortization of property and equipment under finance leases	245	90
Total depreciation and amortization	$3,589	$2,412

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

Amounts associated with liability insurance program:
Insurance collateral deposits	$1,027	$1,453
Excess loss fund	794	1,916
Accumulated interest income	520	788
Other amounts:
State collateral deposits	54	57
Materials and supplies	556	443
Total	$2,951	$4,657

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

Information concerning our various business activities was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Other	Total

Three Months Ended March 31, 2019
Revenues	$429,761	$15,407	$—	$445,168
Segment operating earnings (1)	7,098	839	—	7,937
Depreciation and amortization	2,122	1,467	—	3,589
Property and equipment additions	1,654	6,697	—	8,351

Three Months Ended March 31, 2018
Revenues	$373,638	$13,618	$—	$387,256
Segment operating earnings (1)	2,958	402	—	3,360
Depreciation and amortization	1,497	915	—	2,412
Property and equipment additions	793	73	—	866
_______________
(1)  Our marketing segment’s operating earnings included inventory liquidation gains of $4.5 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended March 31,

	2019	2018

Segment operating earnings	$7,937	$3,360
General and administrative	(2,684)	(2,283)
Operating earnings	5,253	1,077
Gain on dissolution of investment	498	—
Interest income	656	387
Interest expense	(65)	(19)
Earnings before income taxes	$6,342	$1,445

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

Reporting segment:
Marketing	$135,755	$119,370
Transportation	40,796	34,112
Cash and other	138,084	125,388
Total assets	$314,635	$278,870

There were no intersegment sales during the three months ended March 31, 2019 and 2018, respectively. Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 8. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space from an affiliated entity.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Affiliate billings to us	$17	$15
Billings to affiliates	1	2
Rentals paid to affiliate	122	122

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

At March 31, 2019, we had in place 12 commodity purchase and sale contracts, of which ten of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
•322 barrels per day of crude oil during April 2019;
•258 barrels per day of crude oil during May 2019;
•322 barrels per day of crude oil during June 2019 through August 2019;
•516 barrels per day of crude oil during September 2019 through December 2019; and
•258 barrels per day of crude oil during January 2020 through February 2020.
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the date indicated (in thousands):

	March 31, 2019
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$274	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	270	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$274	$—	$270	$—

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

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At March 31, 2019 and December 31, 2018, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended
	March 31,
	2019	2018

Revenues – marketing	$(20)	$1

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	March 31, 2019
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$274	$—	$—	$274
Current liabilities	—	(270)	—	—	(270)
Net value	$—	$4	$—	$—	$4

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

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At March 31, 2019 and December 31, 2018, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 10.  Share-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards were granted during the second quarter of 2018. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through March 31, 2019, a total of 132,486 shares were available for issuance. During the three months ended March 31, 2019, we recognized $0.1 million of compensation expense in connection with equity-based awards. We had no compensation expense in connection with equity-based awards during the three months ended March 31, 2018 as we began awarding share-based compensation to eligible employees and directors in June 2018.

At March 31, 2019 and December 31, 2018, we had $11,600 and $10,000, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2019	13,733	$43.00
Granted	—	$—
Vested	(375)	$43.00
Forfeited	—	$—
Restricted stock unit awards at March 31, 2019	13,358
_______________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.3 million at March 31, 2019. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.5 years.

Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2019	3,966	$43.00
Granted	—	$—
Performance factor decrease (2)	(185)	$43.00
Vested	—	$—
Forfeited	—	$—
Performance share unit awards at March 31, 2019	3,781
_______________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The performance factor was lowered to 47.5 percent based upon a comparison of actual results for 2018 to performance goals.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.1 million at March 31, 2019. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.2 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11.  Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Cash paid for interest	$65	$19
Cash paid for federal and state income taxes	5	52

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(683)	(39)
Property and equipment acquired under finance leases	556	—

See Note 12 for information related to non-cash transactions related to the adoption of the new lease accounting standard.

Note 12.  Leases

Adoption of ASC 842

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Codification 842, Leases (“ASC 842”), which requires lessees to recognize a right-of-use (“ROU”) asset and a corresponding lease liability for leases with terms longer than twelve months. We adopted the new standard effective January 1, 2019, using a modified retrospective transition method and applied certain optional transitional practical expedients.

We elected an optional transition method that allowed application of the new standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption with no adjustment to previously reported results. In accordance with this approach, our consolidated financial statements for periods prior to January 1, 2019 were not revised to reflect the new lease accounting guidance. We also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the carry forward of historical lease classification. We did not elect the practical expedient related to hindsight.

ASC 842 changes the way our operating leases are recorded, presented and disclosed in our consolidated financial statements. Upon adoption of ASC 842 on January 1, 2019, we recognized a ROU asset and a corresponding lease liability based on the present value of then existing operating lease obligations of approximately $11.4 million on our consolidated balance sheet. In addition, there are several key accounting policy elections that we made upon adoption of ASC 842 including:

•We did not recognize ROU assets and lease liabilities for short-term leases and instead record them in a manner similar to operating leases under ASC 840, Leases, lease accounting guidelines. A short term lease is one with a maximum lease term of 12 months or less and does not include a purchase option or renewal option the lessee is reasonably certain to exercise.

•We have also elected the non-lease component practical expedient for any asset class where lease and non-lease components are comingled and the non-lease component is determined to be insignificant when compared to the lease component.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Recognition

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. At adoption, the ROU asset also includes any lease payment made and excludes lease incentives and initial direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Our lease agreements do not contain any leases with variable lease payments (i.e., payments that depend on a percentage of sales of a lessee or payments that increase based upon an index such as CPI), residual value guarantees probable of being paid or material restrictive covenants. Lease agreements with lease and non-lease components are generally accounted for separately when practical. For leases where the lease and non-lease component are comingled and the non-lease component is determined to be insignificant when compared to the lease component, the lease and the non-lease components are treated as a single lease component for all asset classes.

We are a lessee in noncancellable (1) operating leases for office space, equipment and lease and terminal access contracts for tank storage and dock access for our crude oil marketing business, and (2) finance leases for tractors. Leases with an initial term of twelve months or less are not included on the balance sheet.

Some leases include one or more options to renew, with renewal terms that can extend the lease term for generally one year with exercise of lease renewal options being at our sole discretion as lessee.

The following table provides the components of lease expense for the period indicated (in thousands):

Three Months
Ended
March 31,
2019
Finance lease cost:
Amortization of ROU assets	$245
Interest on lease liabilities	45
Operating lease cost	862
Short-term lease cost	1,965
Total lease expense	$3,117

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental cash flow and other information related to leases for the period indicated (in thousands):

Three Months
Ended
March 31,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$861
Financing cash flows from finance leases	218

ROU assets obtained in exchange for new lease liabilities:
Finance leases	556
Operating leases	11,410
______________
(1) Amount is included in Other operating activities on the unaudited condensed consolidated cash flow statement.

The following table provides the lease term and discount rate for the period indicated:

Three Months
Ended
March 31,
2019
Weighted-average remaining lease term (years):
Finance leases	4.21
Operating leases	5.41

Weighted-average discount rate:
Finance leases	4.7%
Operating leases	5.0%

The following table provides supplemental balance sheet information related to leases at the date indicated (in thousands):

March 31,
2019
Assets
Finance lease assets (1)	$4,354
Operating lease ROU assets	10,681

Liabilities
Current
Finance lease liabilities	1,002
Operating lease liabilities	2,160
Noncurrent
Finance lease liabilities	3,428
Operating lease liabilities	8,523
______________
(1) Amount is included in Property and equipment, net on the unaudited condensed consolidated balance sheet.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at March 31, 2019 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2019	$892	$1,993
2020	1,177	2,498
2021	1,177	2,102
2022	1,034	1,770
2023	577	1,668
Thereafter	22	2,111
Total lease payments	4,879	12,142
Less: Interest	(449)	(1,459)
Present value of lease liabilities	4,430	10,683
Less: Current portion of lease obligation	(1,002)	(2,160)
Total long-term lease obligation	$3,428	$8,523

The following table provides maturities of undiscounted lease liabilities at December 31, 2018 (in thousands):

	Finance	Operating
	Lease	Lease

2019	$1,052	$4,242
2020	1,052	2,258
2021	1,052	2,107
2022	909	1,782
2023	451	1,495
Thereafter	—	1,488
Total lease payments	4,516	$13,372
Less: Interest	(424)
Present value of lease liabilities	4,092
Less: Current portion of lease obligation	(883)
Total long-term lease obligation	$3,209

Note 13. Commitments and Contingencies

Insurance Policies

We establish a liability under our automobile and workers’ compensation insurance policies for expected claims incurred but not reported on a monthly basis. As claims are paid, the liability is relieved. Our accruals for automobile and workers’ compensation claims are presented in the table below.

For periods prior to October 1, 2017, we pre-funded our estimated claims, and therefore, we could either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances, the risk of insured losses was shared with a group of similarly situated entities through an insurance captive. We have appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to us or our insurance carrier. The amount of pre-funded insurance premiums left to cover potential future losses are presented in the table below. If the potential insurance claims do not further develop, the pre-funded premiums will be returned to us as a premium refund.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amount of pre-funded insurance premiums left to cover potential future losses related to periods prior to October 1, 2017, and our accruals for automobile and workers’ compensation claims were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

Pre-funded premiums for losses incurred but not reported	$314	$427
Accrued automobile and workers’ compensation claims	2,816	2,246

We maintain a self-insurance program for managing employee medical claims. A liability for expected claims incurred but not reported is established on a monthly basis. As claims are paid, the liability is relieved. We also maintain third party insurance stop-loss coverage for individual medical claims exceeding a certain minimum threshold. In addition, we maintain $1.0 million of umbrella insurance coverage for annual aggregate medical claims exceeding approximately $9.6 million. Medical accrual amounts were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

Accrued medical claims	$1,491	$1,181

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

Note 14. Subsequent Event

On May 6, 2019, we completed the purchase of the assets of a Houston, Texas based bulk carrier trucking company for approximately $6.2 million. This acquisition will add approximately 40 tractors and 53 trailers to our existing transportation fleet, and will be included in our transportation segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as filed on March 8, 2019 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2018 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Recent Developments

On May 6, 2019, we completed the purchase of the assets of a Houston, Texas based bulk carrier trucking company for approximately $6.2 million. This acquisition will add approximately 40 tractors and 53 trailers to our existing transportation fleet, and will be included in our transportation segment.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change (1)

Revenues	$429,761	$373,638	15%
Operating earnings	7,098	2,958	140%
Depreciation and amortization	2,122	1,497	42%
Driver compensation	6,033	3,055	97%
Insurance	1,991	1,289	54%
Fuel	2,449	1,515	62%
_______________
(1) Represents the percentage increase (decrease) from the prior year period.

Volume and price information were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Field level purchase volumes – per day (1)
Crude oil – barrels	113,279	65,194

Average purchase price
Crude oil – per barrel	$54.26	$64.01
_______________
(1) Reflects the volume purchased from third parties at the field level of operations.

Revenues and Operating Earnings. Crude oil marketing revenues increased by $56.1 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of higher overall crude oil volumes, which increased revenues by approximately $182.4 million, partially offset by a decrease in the market price of crude oil, which decreased revenues by approximately $126.3 million. The average crude oil price received was $64.01 for the three months ended March 31, 2018, which decreased to $54.26 for the three months ended March 31, 2019. Volumes increased approximately 40,000 barrels per day as a result of the Red River acquisition on October 1, 2018. The purchase price for Red River volumes is based on a contractual price for volumes in North Texas and Oklahoma, which has been slightly lower than legacy volumes, which are based upon the market price in our other market areas, primarily in the Gulf Coast.

Our crude oil marketing operating earnings for the three months ended March 31, 2019 increased by $4.1 million as compared to the same period in 2018, due to increased crude oil volumes. Operating earnings were also impacted by inventory valuation changes (as shown in the following table).

Expenses. Driver compensation increased by $3.0 million during the three months ended March 31, 2019 as compared to the same period in 2018, primarily as a result of an increase in the number of drivers in the 2019 period as compared to the 2018 period due to the Red River acquisition on October 1, 2018. In connection with the Red River acquisition, we hired over one hundred additional drivers.

Insurance costs increased by $0.7 million during the three months ended March 31, 2019 as compared to the same period in 2018, primarily as a result of higher insurance premiums in the 2019 period as a result of a higher driver count in the current period. Fuel costs increased by $0.9 million during the three months ended March 31, 2019 as compared to the same period in 2018, consistent with a higher driver count in the current period, primarily as a result of the additional drivers hired for the Red River assets.

Depreciation and amortization expense increased by $0.6 million during the three months ended March 31, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the Red River assets, consisting of approximately 113 tractors and 126 trailers, on October 1, 2018, which increased depreciation expense by approximately $0.9 million per quarter. In addition, we purchased approximately eight new tractors during the first quarter of 2019.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

As reported segment operating earnings (1)	$7,098	$2,958
Add (subtract):
Inventory liquidation gains	(4,462)	(552)
Inventory valuation losses	—	—
Derivative valuation losses	20	(1)
Field level operating earnings (2)	$2,656	$2,405
_______________
(1) Segment operating earnings included inventory liquidation gains of $4.5 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.
(2) The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended March 31, 2019 as compared to the same period in 2018 due to increased crude oil volumes, which increased revenues.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	March 31, 2019		December 31, 2018
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	452,874	$64.56	415,523	$54.82

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2018 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change (1)

Revenues	$15,407	$13,618	13%
Operating earnings (losses)	$839	$402	(109%)
Depreciation and amortization	$1,467	$915	60%
Driver commissions	$2,829	$2,880	(2%)
Insurance	$1,681	$1,402	20%
Fuel	$1,720	$1,876	(8%)
Maintenance expense	$1,019	$1,527	(33%)
Mileage (000s)	5,075	5,070	—%
_______________
(1) Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Total transportation revenue	$15,407	$13,618
Diesel fuel cost	(1,720)	(1,876)
Revenues, net of fuel cost (1)	$13,687	$11,742
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues increased by $1.8 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily as a result of higher transportation rates in full effect in the 2019 period as a result of negotiations during 2018 with customers and more miles traveled in the current period. Revenues, net of fuel cost, increased by $1.9 million during the three months ended March 31, 2019, primarily as a result of higher revenues in the 2019 period and more miles traveled during the 2019 period. Although the overall market has softened from 2018 levels, transportation activity has continued to increase for our transportation segment as we continue to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. We continue to work with customers to maintain our increased transportation rates as well as streamline operations in low margin areas. This increase in services has resulted in an increase in revenues and an increase in variable expenses related to transportation activities.

Fuel costs decreased by $0.2 million as a result of a decrease in the price of diesel during the 2019 period as compared to the 2018 period, partially offset by an increase in miles traveled. Depreciation and amortization expense increased by $0.6 million during the three months ended March 31, 2019 as compared to the same period in 2018, primarily as a result of the purchase of new tractors in 2018.

General and Administrative Expense

General and administrative expense increased by $0.4 million during the three months ended March 31, 2019 as compared to the same period in 2018 primarily due higher outside service fees, legal and audit fees and an increase in expenses related to the amortization of equity awards (see Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements), partially offset by lower expense for salaries and wages.

Gain on Dissolution of Investment

During the first quarter of 2019, we received a cash payment from Adams Resources Exploration Corporation (“AREC”) totaling approximately $0.9 million, related to the final settlement of its bankruptcy and dissolution. AREC had been one of our wholly owned subsidiaries through April 2017, until its bankruptcy filing. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018 and $0.5 million was recorded as a gain in our unaudited condensed consolidated financial statements.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

Outlook

We plan to operate our remaining business segments with internally generated cash flows during 2019, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During the remainder of 2019, we plan to leverage our investment in our transportation segment’s Houston terminal with the continued efforts to diversify service offerings, and we plan to grow in new or existing areas with our crude oil marketing segment.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

At March 31, 2019 and December 31, 2018, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

Cash and cash equivalents	$130,893	$117,066
Working capital	106,743	106,323

We maintain a letter of credit facility with Wells Fargo Bank, National Association, to provide for the issuance of up to $60.0 million in stand-by letters of credit primarily used to support crude oil purchases within our crude oil marketing segment and for other purposes. Stand-by letters of credit are issued as needed and are canceled as the underlying purchase obligations are satisfied by cash payment when due. The issuance of stand-by letters of credit enables us to avoid posting cash collateral when procuring crude oil supply. We are currently using the letter of credit facility for letters of credit related to our insurance program. At March 31, 2019 and December 31, 2018, we had $4.6 million and $4.6 million, respectively, of letters of credit outstanding under this facility.

We believe current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs. We expect to fund the purchase price of the transportation trucking company acquisition (see Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements) from our current cash balances.

We utilize cash from operations to make discretionary investments in our crude oil marketing and transportation businesses. With the exception of operating and finance lease commitments primarily associated with storage tank terminal arrangements, leased office space and tractors, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See “Other Items” below for information regarding our operating and finance lease obligations.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2018 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Cash provided by (used in):
Operating activities	$21,016	$3,285
Investing activities	(6,043)	(131)
Financing activities	(1,146)	(1,011)

Operating activities. Net cash flows provided by operating activities for the three months ended March 31, 2019 increased by $17.7 million when compared to the same period in 2018. This increase was primarily due to an increase in revenues and operating expenses and the timing of collections of accounts receivable and payments of accounts payable.

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

Early payments were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2019	2018

Early payments received	$50,062	$38,539

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the first quarter of 2019, we received several early payments from certain of our customers in our crude oil marketing operations. Our cash balance increased by approximately $13.8 million as of March 31, 2019 relative to the year ended December 31, 2018 primarily as a result of the timing of the receipt of these early payments received during each period.

Investing activities. Net cash flows used in investing activities for the three months ended March 31, 2019 increased by $5.9 million when compared to the same period in 2018. This increase was primarily due to an increase of $7.5 million in capital spending for property and equipment (see following table), partially offset by an increase of $0.4 million in cash proceeds from the sales of assets, an increase of $0.2 million in insurance and state collateral refunds and the receipt of $0.9 million in cash proceeds related to the final settlement of AREC’s bankruptcy.

Capital spending was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Crude oil marketing (1)	$1,654	$793
Transportation (2)	6,697	73
Capital spending	$8,351	$866
_______________
(1) 2019 amount primarily relates to the purchase of eight tractors and other field equipment. 2018 amount primarily relates to construction of a pipeline connection.
(2) 2019 amount relates to the purchase of 40 tractors and other field equipment.

Financing activities. Cash used in financing activities for the three months ended March 31, 2019 increased by $0.1 million when compared to the same period in 2018. The increase was primarily due to an increase of $0.1 million in principal repayments made for finance lease obligations for certain of our tractors in our crude oil marketing segment. During each of the three months ended March 31, 2019 and 2018, we paid a quarterly cash dividend of $0.22 per common share, or a total of $0.9 million during each three month period. See “Other Items” below for further information regarding our finance leases.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2019 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$4,879	$1,177	$2,354	$1,348	$—
Operating lease obligations (2)	12,142	2,626	4,432	3,388	1,696
Purchase obligations (3)	11,851	11,851	—	—	—
Total contractual obligations	$28,872	$15,654	$6,786	$4,736	$1,696
_______________
(1) Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors in our crude oil marketing segment.
(2) Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3) Amount represents commitments to purchase 42 new tractors and 73 new trailers in connection with our transportation business.

See Note 12 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our finance and operating leases.

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

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2018 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2018 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2018 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2018 Annual Report on Form 10-K or our other SEC filings.

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
10.1
Asset Purchase Agreement, dated as of April 10, 2019, between EH Transport, Inc. and EH Trucking, Inc. and Edis J. Hobson, as sellers, and Service Transport Company, as purchaser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated as of May 6, 2019).

10.2*	Letter Agreement and Limited Waiver to Credit and Security Agreement dated as of May 6, 2019 between GulfMark Energy, Inc., and Wells Fargo Bank, National Association.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.INS*	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.SCH*	XBRL Schema Document
____________
+ Management contract or compensation plan or arrangement.
*Filed or furnished (in the case of Exhibit 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date: May 8, 2019	By:	/s/ Townes G. Pressler
Townes G. Pressler
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)