Form 10-Q
period 2019-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2019-08-07
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

A total of 4,233,587 shares of Common Stock were outstanding at August 1, 2019.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$127,670	$117,066
Restricted cash	4,876	—
Accounts receivable, net of allowance for doubtful
accounts of $117 and $153, respectively	74,499	85,197
Accounts receivable – related party	—	425
Inventory	19,977	22,779
Derivative assets	240	162
Income tax receivable	2,217	2,404
Prepayments and other current assets	1,828	1,557
Total current assets	231,307	229,590
Property and equipment, net	55,555	44,623
Operating lease right-of-use assets	10,093	—
Intangible assets	1,936	—
Cash deposits and other assets	2,873	4,657
Total assets	$301,764	$278,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,983	$116,068
Accounts payable – related party	6	29
Derivative liabilities	236	139
Current portion of finance lease obligations	2,116	883
Current portion of operating lease liabilities	2,097	—
Other current liabilities	9,913	6,148
Total current liabilities	131,351	123,267
Other long-term liabilities:
Asset retirement obligations	1,550	1,525
Finance lease obligations	5,473	3,209
Operating lease liabilities	7,999	—
Deferred taxes and other liabilities	5,283	4,271
Total liabilities	151,656	132,272

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,233,587 and 4,217,596 shares outstanding, respectively	423	422
Contributed capital	12,497	11,948
Retained earnings	137,188	134,228
Total shareholders’ equity	150,108	146,598
Total liabilities and shareholders’ equity	$301,764	$278,870

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Marketing	$467,040	$438,791	$896,801	$812,429
Transportation	17,393	13,626	32,800	27,244
Total revenues	484,433	452,417	929,601	839,673

Costs and expenses:
Marketing	463,774	431,683	884,315	800,866
Transportation	14,436	11,890	27,537	24,191
General and administrative	2,582	2,284	5,266	4,567
Depreciation and amortization	4,284	2,262	7,873	4,674
Total costs and expenses	485,076	448,119	924,991	834,298

Operating (losses) earnings	(643)	4,298	4,610	5,375

Other income (expense):
Gain on dissolution of investment	75	—	573	—
Interest income	731	498	1,387	885
Interest expense	(117)	(15)	(182)	(34)
Total other income (expense), net	689	483	1,778	851

Earnings before income taxes	46	4,781	6,388	6,226
Income tax provision	(40)	(1,161)	(1,474)	(1,468)

Net earnings	$6	$3,620	$4,914	$4,758

Earnings per share:
Basic net earnings per common share	$—	$0.86	$1.16	$1.13
Diluted net earnings per common share	$—	$0.86	$1.16	$1.13

Dividends per common share	$0.24	$0.22	$0.46	$0.44

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2019	2018
Operating activities:
Net earnings	$4,914	$4,758
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	7,873	4,674
Gains on sales of property	(434)	(446)
Provision for doubtful accounts	(36)	(32)
Stock-based compensation expense	197	3
Deferred income taxes	1,012	(832)
Net change in fair value contracts	19	(3)
Gain on dissolution of AREC	(573)	—
Changes in assets and liabilities:
Accounts receivable	11,812	2,852
Accounts receivable/payable, affiliates	(23)	—
Inventories	2,802	(9,321)
Income tax receivable	187	1,317
Prepayments and other current assets	(271)	67
Accounts payable	1,505	15,634
Accrued liabilities	3,765	2,441
Other	999	125
Net cash provided by operating activities	33,748	21,237

Investing activities:
Property and equipment additions	(13,121)	(2,728)
Asset acquisition	(5,611)	—
Proceeds from property sales	1,287	655
Proceeds from dissolution of AREC	998	—
Insurance and state collateral (deposits) refunds	774	465
Net cash used in investing activities	(15,673)	(1,608)

Financing activities:
Principal repayments of finance lease obligations	(651)	(167)
Dividends paid on common stock	(1,944)	(1,856)
Net cash used in financing activities	(2,595)	(2,023)

Increase in cash and cash equivalents, including restricted cash	15,480	17,606
Cash and cash equivalents, including restricted cash, at beginning of period	117,066	109,393
Cash and cash equivalents, including restricted cash, at end of period	$132,546	$126,999

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2019	$422	$11,948	$134,228	$146,598
Net earnings	—	—	4,908	4,908
Stock-based compensation expense	—	123	—	123
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Awards under LTIP, $0.22/share	—	—	(2)	(2)
Balance, March 31, 2019	422	12,071	138,206	150,699
Net earnings	—	—	6	6
Stock-based compensation expense	—	74	—	74
Issuance of common shares for acquisition	1	391	—	392
Cancellation of shares withheld to cover taxes upon vesting of restricted awards	—	(39)	—	(39)
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(8)	(8)
Balance, June 30, 2019	$423	$12,497	$137,188	$150,108

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2018	$422	$11,693	$135,004	$147,119
Net earnings	—	—	1,138	1,138
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, March 31, 2018	422	11,693	135,214	147,329
Net earnings	—	—	3,620	3,620
Stock-based compensation expense	—	3	—	3
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, June 30, 2018	$422	$11,696	$137,906	$150,024

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

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results expected for the full year of 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC on March 8, 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

Restricted cash represents an amount held in a segregated bank account by Wells Fargo as collateral for amounts outstanding under our letter of credit facility. In June 2019, the amount of outstanding letters of credit under our letter of credit facility exceeded the borrowing base as defined in the letter of credit facility agreement. As a result, we were required to deposit cash with the lender as security for the outstanding letters of credit. See “Letter of Credit Facility” within this Note 2 for further information. Our borrowing base is based on our net receivable balance, and due to customer prepayments, our borrowing base as outlined in the letter of credit facility did not fully

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
support the outstanding letters of credit that have been issued. As a result, on July 1, 2019, we canceled the letter of credit facility, and secured the outstanding letters of credit with our restricted cash balance.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported with the unaudited condensed consolidated balance sheet that totals to the amounts shown in the unaudited condensed consolidated statements of cash flow (in thousands):

June 30,
2019

Cash and cash equivalents	$127,670
Restricted cash	4,876
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flow	$132,546

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

A reconciliation of the calculation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Earnings per share — numerator:
Net earnings	$6	$3,620	$4,914	$4,758

Denominator:
Basic weighted average number of shares outstanding	4,227	4,218	4,223	4,218

Basic earnings per share	$—	$0.86	$1.16	$1.13

Diluted earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,227	4,218	4,223	4,218
Restricted stock unit awards	—	—	6	—
Performance share unit awards (1)	—	—	—	—
Total	4,227	4,218	4,229	4,218

Diluted earnings per share	$—	$0.86	$1.16	$1.13
_______________
(1) The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. The performance conditions for the performance share unit awards granted in 2018 were achieved as of December 31, 2018. For the three and six months ended June 30, 2019, the effect of the performance share awards on earning per share is anti-dilutive.

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

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any current reporting periods (see Note 10 for further information).

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of these items and their respective tax basis.

Letter of Credit Facility

We maintained a Credit and Security Agreement with Wells Fargo Bank, National Association to provide for the issuance of up to $60.0 million in stand-by letters of credit primarily used to support crude oil purchases within our crude oil marketing segment and for other purposes. We used the letter of credit facility for letters of credit related to our insurance program. This facility was collateralized by the eligible accounts receivable within our crude oil marketing segment and expires on August 30, 2019.

The issued stand-by letters of credit were canceled as the underlying purchase obligations were satisfied by cash payment when due. The letter of credit facility placed certain restrictions on GulfMark Energy, Inc., one of our wholly owned subsidiaries. These restrictions included the maintenance of positive net earnings excluding inventory valuation changes, as defined, among other restrictions. At June 30, 2019 and December 31, 2018, we had $4.6 million and $4.6 million, respectively, of letters of credit outstanding under this facility. On July 1, 2019, we canceled the letter of credit facility, and secured the outstanding letters of credit with our restricted cash balance.

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

Stock-Based Compensation

We measure all share-based payments, including the issuance of restricted stock units and performance share units to employees and board members, using a fair-value based method. The cost of services received from employees and non-employee board members in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. The fair value of restricted stock unit awards and performance share unit awards is based on the closing price of our common stock on the grant date. We account for forfeitures as they occur. See Note 11 for additional information regarding our 2018 LTIP.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2019	4,217,596
Vesting of restricted stock unit awards	375
Balance, March 31, 2019	4,217,971
Issuance of shares in acquisition (see Note 6)	11,145
Vesting of restricted stock unit awards (see Note 11)	5,354
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(883)
Balance, June 30, 2019	4,233,587

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Three Months Ended June 30, 2019
Revenues from contracts with customers	$390,407	$17,393	$407,800
Other (1)	76,633	—	76,633
Total revenues	$467,040	$17,393	$484,433

Timing of revenue recognition:
Goods transferred at a point in time	$390,407	$—	$390,407
Services transferred over time	—	17,393	17,393
Total revenues from contracts with customers	$390,407	$17,393	$407,800

Three Months Ended June 30, 2018
Revenues from contracts with customers	$419,365	$13,626	$432,991
Other (1)	19,426	—	19,426
Total revenues	$438,791	$13,626	$452,417

Timing of revenue recognition:
Goods transferred at a point in time	$419,365	$—	$419,365
Services transferred over time	—	13,626	13,626
Total revenues from contracts with customers	$419,365	$13,626	$432,991

Six Months Ended June 30, 2019
Revenues from contracts with customers	$751,138	$32,800	$783,938
Other (1)	145,663	—	145,663
Total revenues	$896,801	$32,800	$929,601

Timing of revenue recognition:
Goods transferred at a point in time	$751,138	$—	$751,138
Services transferred over time	—	32,800	32,800
Total revenues from contracts with customers	$751,138	$32,800	$783,938

Six Months Ended June 30, 2018
Revenues from contracts with customers	$779,450	$27,244	$806,694
Other (1)	32,979	—	32,979
Total revenues	$812,429	$27,244	$839,673

Timing of revenue recognition:
Goods transferred at a point in time	$779,450	$—	$779,450
Services transferred over time	—	27,244	27,244
Total revenues from contracts with customers	$779,450	$27,244	$806,694
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue gross-up	$223,043	$56,335	$465,166	$102,026

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018

Insurance premiums	$705	$677
Rents, licenses and other	1,123	880
Total	$1,828	$1,557

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2019	2018

Tractors and trailers (1)	5 – 6	$106,046	$96,523
Field equipment (2)	2 – 20	24,895	20,725
Buildings	5 – 39	16,003	15,746
Office equipment	2 – 5	1,923	1,863
Land		1,790	1,790
Construction in progress		2,538	2,794
Total		153,195	139,441
Less accumulated depreciation		(97,640)	(94,818)
Property and equipment, net		$55,555	$44,623
_______________
(1) Amounts include assets held under finance leases for certain tractors in our marketing segment. Gross property and equipment associated with these assets held under finance leases were $5.5 million and $4.7 million at June 30, 2019 and December 31, 2018, respectively. Accumulated amortization associated with assets held under these finance leases were $1.2 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively (see Note 13 for further information).
(2) At June 30, 2019, amount includes assets held under finance leases for certain tank storage and throughput arrangements in our marketing segment. Gross property and equipment associated with these assets held under finance leases were $3.3 million. Accumulated amortization associated with these assets held under finance leases was $0.2 million (see Note 13 for further information).

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation and amortization, excluding amounts
under finance leases	$3,828	$2,171	$7,172	$4,493
Amortization of property and equipment under
finance leases	456	91	701	181
Total depreciation and amortization	$4,284	$2,262	$7,873	$4,674

Note 6. Asset Acquisition

On April 10, 2019, we entered into a purchase and sale agreement with EH Transport, Inc. and affiliates (collectively, “EH Transport”), a Houston, Texas based bulk carrier trucking company, for the purchase of certain transportation assets. On May 6, 2019, we closed on the asset acquisition for approximately $6.4 million, which consisted of $5.6 million in cash after post-closing adjustments related to equipment qualifications, 11,145 of our common shares valued at $0.4 million and contingent consideration valued at approximately $0.4 million.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
This acquisition added approximately 39 tractors and 53 trailers to our existing transportation fleet, and these assets will be included in our transportation segment. This acquisition adds new customers and new product lines to our transportation segment portfolio, which allows us to grow into new markets. In addition to general chemical products, we expect to haul liquefied petroleum gas, asphalt, bleach and crude oil for customers.

We incurred approximately $0.1 million of acquisition costs in connection with this acquisition, which has been included in the allocation of the purchase price to the assets acquired.

The following table summarizes the consideration paid for the EH Transport assets and the estimated fair value of the assets acquired at the acquisition date (in thousands):

Consideration:
Cash	$5,611
Value of AE common shares issued	392
Contingent consideration arrangement	431
Fair value of total consideration transferred	$6,434

Recognized amounts of identifiable assets acquired:
Property and equipment — tractors and trailers	$4,408
Shop, office and telecommunication equipment	19
Intangible assets — customer relationships	2,007
Total purchase price	$6,434

The fair market value of the common shares issued in this transaction was determined based upon the closing share price of AE common stock on May 6, 2019 of $35.15.

We assumed no liabilities in this acquisition. The estimated fair value of the acquired property and equipment was determined using the estimated market value of each type of asset. The estimated fair value of the acquired customer relationship intangible assets was determined using an income approach, specifically a discounted cash flow analysis. The income approach estimates the future benefits of the customer relationships and deducts the expenses incurred in servicing the relationships and the contributions from the other business assets to derive the future net benefits of these assets. The future net benefits are discounted back to present value using the appropriate discount rate, which results in the value of the customer relationships.

A customer relationship intangible asset is the relationship between EH Transport and various customers in which we did not have a previous relationship. The customer relationships we acquired in this transaction provide us with access to those customers in which we did not have a previous relationship and allows us to enter product markets in which we had not previously participated. Because of the highly competitive and fragmented transportation market, we believe access to these customers and product lines will provide us with an entry into new markets.

The discounted cash flow analysis used to estimate the fair value of the EH Transport customer relationships relied on Level 3 fair value inputs. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date. With respect to the EH Transport customer relationships, the Level 3 inputs include the rate of retention of the current customers of EH Transport as of the valuation date, our transportation segment historical customer retention rate and projected future revenues associated with the customers. The EH Transport customers expected to remain with us after the transaction were included in the valuation of the customer relationships. We expect to amortize the customer relationship intangible assets over a period of seven years, using a modified straight-line approach.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2019, we recorded $0.1 million of amortization expense related to these intangible assets.

The purchase and sale agreement includes a contingent consideration arrangement that requires us to pay the former owner of the assets up to a quarterly maximum amount of $146,875 (undiscounted) plus interest for the first four quarters following the closing date of the acquisition. The amount to be paid is based upon the number of qualified truck drivers that are employed by us at the end of each quarter. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $587,500. The fair value of the contingent consideration arrangement of $0.4 million was estimated by applying an income valuation approach, which is based on Level 3 inputs, including the number of qualified truck drivers we expect to be employed at each payment date.

Note 7. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018

Amounts associated with liability insurance program:
Insurance collateral deposits	$1,071	$1,453
Excess loss fund	821	1,916
Accumulated interest income	527	788
Other amounts:
State collateral deposits	61	57
Materials and supplies	393	443
Total	$2,873	$4,657

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
Note 8. Segment Reporting

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk.

Information concerning our various business activities was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Other	Total

Three Months Ended June 30, 2019
Revenues	$467,040	$17,393	$—	$484,433
Segment operating earnings (1)	962	977	—	1,939
Depreciation and amortization	2,304	1,980	—	4,284
Property and equipment additions (2)	1,348	3,422	—	4,770

Three Months Ended June 30, 2018
Revenues	$438,791	$13,626	$—	$452,417
Segment operating earnings (1)	5,772	810	—	6,582
Depreciation and amortization	1,336	926	—	2,262
Property and equipment additions	277	1,572	—	1,849

Six Months Ended June 30, 2019
Revenues	$896,801	$32,800	$—	$929,601
Segment operating (losses) earnings (1)	8,060	1,816	—	9,876
Depreciation, depletion and amortization	4,426	3,447	—	7,873
Property and equipment additions (2)	3,002	10,119	—	13,121

Six Months Ended June 30, 2018
Revenues	$812,429	$27,244	$—	$839,673
Segment operating (losses) earnings (1)	8,730	1,212	—	9,942
Depreciation, depletion and amortization	2,833	1,841	—	4,674
Property and equipment additions	1,070	1,645	—	2,715
_______________
(1) Our crude oil marketing segment’s operating earnings included inventory valuation losses of $1.0 million and inventory liquidation gains of $1.9 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, our marketing segment’s operating earnings included inventory liquidation gains of $3.5 million and $2.5 million, respectively.
(2) Our crude oil marketing segment’s property and equipment additions do not include approximately $3.6 million and $4.1 million of tractors and tank storage and throughput arrangements acquired under finance leases during the three and six months ended June 30, 2019, respectively.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

Segment operating earnings	$1,939	$6,582	$9,876	$9,942
General and administrative	(2,582)	(2,284)	(5,266)	(4,567)
Operating earnings	(643)	4,298	4,610	5,375
Gain on dissolution of investment	75	—	573	—
Interest income	731	498	1,387	885
Interest expense	(117)	(15)	(182)	(34)
Earnings before income taxes	$46	$4,781	$6,388	$6,226

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018

Reporting segment:
Marketing	$113,554	$119,370
Transportation	47,688	34,112
Cash and other	140,522	125,388
Total assets	$301,764	$278,870

There were no intersegment sales during the three and six months ended June 30, 2019 and 2018, respectively. Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 9. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space from an affiliated entity.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Affiliate billings to us	$26	$25	$43	$40
Billings to affiliates	1	1	2	3
Rentals paid to affiliate	122	122	244	244

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

At June 30, 2019, we had in place eight commodity purchase and sale contracts, of which six of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
•322 barrels per day of crude oil during July 2019 through August 2019;
•516 barrels per day of crude oil during September 2019 through December 2019; and
•258 barrels per day of crude oil during January 2020 through February 2020.
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the date indicated (in thousands):

	June 30, 2019
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$240	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	236	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$240	$—	$236	$—

At December 31, 2018, we had in place 10 commodity purchase and sale contracts with fair value associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
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

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At June 30, 2019 and December 31, 2018, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues – marketing	$—	$1	$(20)	$2

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	June 30, 2019
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$240	$—	$—	$240
Current liabilities	—	(236)	—	—	(236)
Net value	$—	$4	$—	$—	$4

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

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At June 30, 2019 and December 31, 2018, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 11. Share-Based Compensation Plan

We have in place a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through June 30, 2019, a total of 98,213 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Compensation expense	$74	$3	$197	$3

At June 30, 2019 and December 31, 2018, we had $15,602 and $9,533, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2019	13,733	$43.00
Granted (2)	14,376	$34.00
Vested	(5,729)	$43.00
Forfeited	(325)	$43.00
Restricted stock unit awards at June 30, 2019	22,055
_______________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of restricted stock unit awards issued during 2019 was $0.5 million based on a grant date market price of our common shares of $34.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.7 million at June 30, 2019. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.8 years.

Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2019	3,966	$43.00
Granted (2)	8,094	$34.00
Performance factor decrease (3)	(185)	$43.00
Vested	—	$—
Forfeited	(117)	$43.00
Performance share unit awards at June 30, 2019	11,758
_______________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of performance share unit awards issued during 2019 was $0.3 million based on a grant date market price of our common shares of $34.00 per share and assuming a performance factor of 100 percent.
(3) The performance factor for awards granted during 2018 was lowered to 47.5 percent based upon a comparison of actual results for 2018 to performance goals.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.4 million at June 30, 2019. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.6 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018

Cash paid for interest	$182	$34
Cash paid for federal and state income taxes	233	210

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(1,179)	(44)
Property and equipment acquired under finance leases	4,148	—
Issuance of common shares in asset acquisition (see Note 6)	392	—

See Note 13 for information related to non-cash transactions related to the adoption of the new lease accounting standard.

Note 13. Leases

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

We are a lessee in noncancellable (1) operating leases for office space, equipment and lease and terminal access contracts for tank storage and dock access for our crude oil marketing business, and (2) finance leases for tractors and tank storage and throughput for our crude oil marketing business. Leases with an initial term of twelve months or less are not included on the balance sheet.

Some leases include one or more options to renew, with renewal terms that can extend the lease term for generally one year with exercise of lease renewal options being at our sole discretion as lessee.

The following table provides the components of lease expense for the period indicated (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2019
Finance lease cost:
Amortization of ROU assets	$456	$701
Interest on lease liabilities	81	127
Operating lease cost	717	1,579
Short-term lease cost	2,863	4,828
Total lease expense	$4,117	$7,235

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental cash flow and other information related to leases for the period indicated (in thousands):

Six Months
Ended
June 30,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,274
Operating cash flows from finance leases	94
Financing cash flows from finance leases	651

ROU assets obtained in exchange for new lease liabilities:
Finance leases	4,148
Operating leases	11,111
______________
(1) Amount is included in Other operating activities on the unaudited condensed consolidated cash flow statement.

The following table provides the lease term and discount rate for the period indicated:

Six Months
Ended
June 30,
2019
Weighted-average remaining lease term (years):
Finance leases	3.52
Operating leases	5.24

Weighted-average discount rate:
Finance leases	4.9%
Operating leases	5.0%

The following table provides supplemental balance sheet information related to leases at the date indicated (in thousands):

June 30,
2019
Assets
Finance lease assets (1)	$7,490
Operating lease ROU assets	10,093

Liabilities
Current
Finance lease liabilities	2,116
Operating lease liabilities	2,097
Noncurrent
Finance lease liabilities	5,473
Operating lease liabilities	7,999
______________
(1) Amount is included in Property and equipment, net on the unaudited condensed consolidated balance sheet.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at June 30, 2019 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2019	$1,213	$1,280
2020	2,426	2,498
2021	2,426	2,102
2022	1,492	1,770
2023	642	1,668
Thereafter	37	2,112
Total lease payments	8,236	11,430
Less: Interest	(647)	(1,334)
Present value of lease liabilities	7,589	10,096
Less: Current portion of lease obligation	(2,116)	(2,097)
Total long-term lease obligation	$5,473	$7,999

The following table provides maturities of undiscounted lease liabilities at December 31, 2018 (in thousands):

	Finance	Operating
	Lease	Lease

2019	$1,052	$4,242
2020	1,052	2,258
2021	1,052	2,107
2022	909	1,782
2023	451	1,495
Thereafter	—	1,488
Total lease payments	4,516	$13,372
Less: Interest	(424)
Present value of lease liabilities	4,092
Less: Current portion of lease obligation	(883)
Total long-term lease obligation	$3,209

Note 14. Commitments and Contingencies

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amount of pre-funded insurance premiums left to cover potential future losses related to periods prior to October 1, 2017, and our accruals for automobile and workers’ compensation claims were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018

Pre-funded premiums for losses incurred but not reported	$236	$427
Accrued automobile and workers’ compensation claims	3,007	2,246

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

	June 30,	December 31,
	2019	2018

Accrued medical claims	$1,387	$1,181

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

Recent Developments

On May 6, 2019, we completed the purchase of the assets of EH Transport, Inc. and affiliates (collectively, “EH Transport”), a Houston, Texas based bulk carrier trucking company, for approximately $6.4 million. This acquisition will add approximately 39 tractors and 53 trailers to our existing transportation fleet, and will be included in our transportation segment. See Note 6 in our Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change (1)	2019	2018	Change (1)

Revenues	$467,040	$438,791	6%	$896,801	$812,429	10%
Operating earnings	962	5,772	(83%)	8,060	8,730	(8%)
Depreciation and amortization	2,304	1,336	72%	4,426	2,833	56%
Driver compensation	5,678	3,001	89%	11,711	6,056	93%
Insurance	2,241	1,125	99%	4,232	2,414	75%
Fuel	2,349	1,653	42%	4,798	3,168	51%
_______________
(1) Represents the percentage increase (decrease) from the prior year period.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Field level purchase volumes – per day (1)
Crude oil – barrels	101,884	70,389	107,551	67,815

Average purchase price
Crude oil – per barrel	$60.02	$68.24	$57.00	$66.22
_______________
(1) Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018. Crude oil marketing revenues increased by $28.2 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of higher overall crude oil volumes, which increased revenues by approximately $144.4 million, partially offset by a decrease in the market price of crude oil, which decreased revenues by approximately $116.2 million. The average crude oil price received was $68.24 for the three months ended June 30, 2018, which decreased to $60.02 for the three months ended June 30, 2019. Volumes increased approximately 31,000 barrels per day during the three months ended June 30, 2019 primarily as a result of the Red River acquisition on October 1, 2018. The purchase price for Red River volumes is based on a contractual price for volumes in North Texas and Oklahoma, which has been slightly lower than the purchase price for legacy volumes. Revenues from legacy volumes are based upon the market price in our other market areas, primarily in the Gulf Coast.

Our crude oil marketing operating earnings for the three months ended June 30, 2019 decreased by $4.8 million as compared to the same period in 2018, primarily due to inventory valuation changes (as shown in the following table) and higher fuel, insurance and driver compensation costs, partially offset by increased crude oil volumes.

Driver compensation increased by $2.7 million during the three months ended June 30, 2019 as compared to the same period in 2018, primarily as a result of an increase in the number of drivers in the 2019 period as compared to the 2018 period due to the Red River acquisition on October 1, 2018. In connection with the Red River acquisition, we hired over one hundred additional drivers.

Insurance costs increased by $1.1 million during the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to a higher driver count and additional miles driven in the 2019 period. Fuel costs increased by $0.7 million during the three months ended June 30, 2019 as compared to the same period in 2018, consistent with a higher driver count in the current period and additional miles driven, primarily as a result of the additional drivers hired for the Red River assets.

Depreciation and amortization expense increased by $1.0 million during the three months ended June 30, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the Red River assets, consisting of approximately 113 tractors and 126 trailers on October 1, 2018, which increased depreciation expense by approximately $0.9 million per quarter. In addition, we purchased four new tractors and other field equipment during the second quarter of 2019.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018. Crude oil marketing revenues increased by $84.4 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of higher overall crude oil volumes, which increased revenues by approximately $331.4 million, partially offset by a decrease in the market price of crude oil, which decreased revenues by approximately $247.0 million. The average crude oil price received was $66.22 for the six months ended June 30, 2018, which decreased to $57.00 for the six months ended June 30, 2019. Volumes increased approximately 40,000 barrels per day primarily as a result of the Red River acquisition on October 1, 2018.

Our crude oil marketing operating earnings for the six months ended June 30, 2019 decreased by $0.7 million as compared to the same period in 2018, primarily due to inventory valuation changes (as shown in the following table) and higher fuel, insurance and driver compensation costs, partially offset by increased crude oil volumes.

Driver compensation increased by $5.7 million during the six months ended June 30, 2019 as compared to the same period in 2018, primarily as a result of an increase in the number of drivers in the 2019 period as compared to the 2018 period due to the Red River acquisition on October 1, 2018.

Insurance costs increased by $1.8 million during the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to a higher driver count and additional miles driven in the 2019 period. Fuel costs increased by $1.6 million during the six months ended June 30, 2019 as compared to the same period in 2018, consistent with a higher driver count in the current period and additional miles driven, primarily as a result of the additional drivers hired for the Red River assets.

Depreciation and amortization expense increased by $1.6 million during the six months ended June 30, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the Red River assets, consisting of approximately 113 tractors and 126 trailers on October 1, 2018, which increased depreciation expense by approximately $0.9 million per quarter. In addition, we purchased approximately twelve new tractors and other field equipment during the first half of 2019.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

As reported segment operating earnings (1)	$962	$5,772	$8,060	$8,730
Add (subtract):
Inventory liquidation gains	—	(1,923)	(3,510)	(2,475)
Inventory valuation losses	952	—	—	—
Derivative valuation (gains) losses	—	(1)	20	(2)
Field level operating earnings (2)	$1,914	$3,848	$4,570	$6,253
_______________
(1) Segment operating earnings included inventory valuation losses of $1.0 million and inventory liquidation gains of $1.9 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, segment operating earnings included inventory liquidation gains of $3.5 million and $2.5 million, respectively.
(2) The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings decreased during the three and six months ended June 30, 2019 as compared to the same periods in 2018 primarily due to higher fuel, insurance and driver compensation costs, partially offset by increased crude oil volumes, which increased revenues.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	June 30, 2019		December 31, 2018
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	326,716	$61.15	415,523	$54.82

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2018 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change (1)	2019	2018	Change (1)

Revenues	$17,393	$13,626	28%	$32,800	$27,244	20%
Operating earnings	$977	$810	21%	$1,816	$1,212	50%
Depreciation and amortization	$1,980	$926	114%	$3,447	$1,841	87%
Driver commissions	$2,935	$2,726	8%	$5,764	$5,606	3%
Insurance	$1,497	$1,202	25%	$3,178	$2,604	22%
Fuel	$1,760	$1,722	2%	$3,480	$3,598	(3%)
Maintenance expense	$1,072	$1,548	(31%)	$2,091	$3,075	(32%)
Mileage (000s)	5,639	4,699	20%	10,714	9,769	10%
_______________
(1) Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Total transportation revenue	$17,393	$13,626	$32,800	$27,244
Diesel fuel cost	(1,760)	(1,722)	(3,480)	(3,598)
Revenues, net of fuel cost (1)	$15,633	$11,904	$29,320	$23,646
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018. Transportation revenues increased by $3.8 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily as a result of the EH Transport asset acquisition (see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements), which increased revenues by approximately $1.0 million and increased miles traveled in the current period, and due to higher transportation rates in full effect in the 2019 period as a result of negotiations during 2018 with customers. Revenues, net of fuel cost, increased by $3.7 million during the three months ended June 30, 2019, primarily as a result of the higher transportation revenues and miles traveled during the 2019 period. Although the overall market has softened from 2018 levels, transportation activity has continued to increase for our transportation segment as we continue to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. We continue to work with customers to maintain our increased transportation rates as well as streamline operations in low margin areas. This increase in services has resulted in an increase in revenues and an increase in variable expenses related to transportation activities.

Fuel costs during the three months ended June 30, 2019 were consistent with fuel costs in the 2018 period, primarily as a result of a decrease in the price of diesel during the 2019 period as compared to the 2018 period, offset by an increase in miles traveled. Depreciation and amortization expense increased by $1.1 million during the three months ended June 30, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the assets of EH Transport during the second quarter of 2019 and the purchase of new tractors in 2018 and 2019.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018. Transportation revenues increased by $5.6 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily as a result of the EH Transport asset acquisition, which increased revenues by approximately $1.0 million and increased miles traveled in the current period and higher transportation rates in full effect in the 2019 period as a result of negotiations during 2018 with customers. Revenues, net of fuel cost, increased by $5.7 million during the six months ended June 30, 2019, primarily as a result of the higher transportation revenues and miles traveled during the 2019 period.

Fuel costs decreased by $0.1 million as a result of a decrease in the price of diesel during the 2019 period as compared to the 2018 period, partially offset by an increase in miles traveled. Depreciation and amortization expense increased by $1.6 million during the six months ended June 30, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the assets of EH Transport during the second quarter of 2019 and the purchase of new tractors in 2018 and 2019.

General and Administrative Expense

General and administrative expense increased by $0.3 million during the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to higher salaries and wages, outside service fees and audit fees and an increase in expenses related to the amortization of equity awards (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements), partially offset by lower legal fees.

General and administrative expense increased by $0.7 million during the six months ended June 30, 2019 as compared to the same period in 2018 primarily due higher to salaries and wages, outside service fees and insurance costs and an increase in expenses related to the amortization of equity awards, partially offset by lower legal fees.

Gain on Dissolution of Investment

During 2019, we received a cash payment from Adams Resources Exploration Corporation (“AREC”) totaling approximately $1.0 million, related to the final settlement of its bankruptcy and dissolution. AREC had been one of our wholly owned subsidiaries, until its bankruptcy filing in April 2017. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018 and $0.6 million was recorded as a gain in our unaudited condensed consolidated financial statements.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

Outlook

We plan to operate our remaining business segments with internally generated cash flows during the remainder of 2019, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During the remainder of 2019, we plan to leverage our investment in our transportation segment’s Houston terminal with the continued efforts to diversify service offerings, and we plan to grow in new or existing areas with our crude oil marketing segment.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

At June 30, 2019 and December 31, 2018, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018

Cash and cash equivalents	$127,670	$117,066
Working capital	99,956	106,323

We maintained a letter of credit facility with Wells Fargo Bank, National Association, to provide for the issuance of up to $60.0 million in stand-by letters of credit primarily used to support crude oil purchases within our crude oil marketing segment and for other purposes. Stand-by letters of credit were issued as needed and were canceled as the underlying purchase obligations were satisfied by cash payment when due. The issuance of stand-by letters of credit enabled us to avoid posting cash collateral when procuring crude oil supply. We used the letter of credit facility for letters of credit related to our insurance program. At June 30, 2019 and December 31, 2018, we had $4.6 million and $4.6 million, respectively, of letters of credit outstanding under this facility. On July 1, 2019, we canceled the letter of credit facility, and secured the outstanding letters of credit with our restricted cash balance.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018

Cash provided by (used in):
Operating activities	$33,748	$21,237
Investing activities	(15,673)	(1,608)
Financing activities	(2,595)	(2,023)

Operating activities. Net cash flows provided by operating activities for the six months ended June 30, 2019 increased by $12.5 million when compared to the same period in 2018. This increase was primarily due to an increase in revenues and operating expenses and the timing of collections of accounts receivable and payments of accounts payable.

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

Early payments were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2019	2018

Early payments received	$49,626	$38,539
Early payments to suppliers	—	—

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the first six months of 2019, we received several early payments from certain customers in our crude oil marketing operations. Our cash balance increased by approximately $10.6 million as of June 30, 2019 relative to the year ended December 31, 2018 primarily as a result of the timing of the receipt of these early payments received during each period.

Investing activities. Net cash flows used in investing activities for the six months ended June 30, 2019 increased by $14.1 million when compared to the same period in 2018. This increase was primarily due to an increase of $10.4 million in capital spending for property and equipment (see following table) and the payment of $5.6 million for the purchase of the EH Transport assets in May 2019, partially offset by an increase of $0.6 million in cash proceeds from the sales of assets, an increase of $0.3 million in insurance and state collateral refunds and the receipt of $1.0 million in cash proceeds related to the final settlement of AREC’s bankruptcy.

Capital spending was as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Crude oil marketing (1)	$3,002	$1,070
Transportation (2) (3)	10,119	1,645
Capital spending	$13,121	$2,715
_______________
(1) 2019 amount primarily relates to the purchase of 13 tractors and other field equipment. 2018 amount primarily relates to construction of a pipeline connection.
(2) 2019 amount relates to the purchase of 51 tractors, 12 trailers and other field equipment. 2018 amount primarily relates to the purchase of 10 tractors, five of which were placed into service in June 2018 and five of which were placed into service in July 2018.
(3) 2019 amount does not include approximately $5.6 million of capital spending related to the EH Transport asset acquisition.

Financing activities. Cash used in financing activities for the six months ended June 30, 2019 increased by $0.6 million when compared to the same period in 2018. The increase was primarily due to an increase of $0.5 million in principal repayments made for finance lease obligations for certain of our tractors and tank storage and throughput in our crude oil marketing segment. During the six months ended June 30, 2019 and 2018, we paid cash dividends of $0.46 per common share, or a total of $1.9 million, and $0.44 per common share, or a total of $1.9 million, respectively. See “Other Items” below for further information regarding our finance leases.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2019 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$8,236	$2,426	$3,665	$2,145	$—
Operating lease obligations (2)	11,430	2,537	4,268	3,345	1,280
Purchase obligations (3)	18,096	18,096	—	—	—
Total contractual obligations	$37,762	$23,059	$7,933	$5,490	$1,280
_______________
(1) Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors and tank storage and throughput arrangements in our crude oil marketing segment.
(2) Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3) Amount represents commitments to purchase 95 new tractors and 54 new trailers in connection with our transportation business.

See Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our finance and operating leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Related Party Transactions

For more information regarding related party transactions, see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Asset Purchase Agreement, dated as of April 10, 2019, between EH Transport, Inc. and EH Trucking, Inc. and Edis J. Hobson, as sellers, and Service Transport Company, as purchaser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 6, 2019).

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	August 7, 2019	By:	/s/ Townes G. Pressler
Townes G. Pressler
Executive Chairman
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)