Form 10-Q
period 2019-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2019-11-06
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
(713) 881-3600
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value	AE	NYSE American LLC

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

A total of 4,233,587 shares of Common Stock were outstanding at November 1, 2019.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$124,726	$117,066
Restricted cash	4,903	—
Accounts receivable, net of allowance for doubtful
accounts of $117 and $153, respectively	77,665	85,197
Accounts receivable – related party	—	425
Inventory	24,900	22,779
Derivative assets	129	162
Income tax receivable	2,539	2,404
Prepayments and other current assets	1,391	1,557
Total current assets	236,253	229,590
Property and equipment, net	62,733	44,623
Operating lease right-of-use assets, net	10,137	—
Intangible assets, net	1,704	—
Cash deposits and other assets	3,018	4,657
Total assets	$313,845	$278,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,607	$116,068
Accounts payable – related party	6	29
Derivative liabilities	126	139
Current portion of finance lease obligations	2,142	883
Current portion of operating lease liabilities	2,245	—
Other current liabilities	10,709	6,148
Total current liabilities	143,835	123,267
Other long-term liabilities:
Asset retirement obligations	1,549	1,525
Finance lease obligations	4,927	3,209
Operating lease liabilities	7,890	—
Deferred taxes and other liabilities	5,763	4,271
Total liabilities	163,964	132,272

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,233,587 and 4,217,596 shares outstanding, respectively	423	422
Contributed capital	12,652	11,948
Retained earnings	136,806	134,228
Total shareholders’ equity	149,881	146,598
Total liabilities and shareholders’ equity	$313,845	$278,870

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Marketing	$434,609	$453,626	$1,331,410	$1,266,055
Transportation	15,698	14,265	48,498	41,509
Total revenues	450,307	467,891	1,379,908	1,307,564

Costs and expenses:
Marketing	429,507	449,367	1,313,822	1,250,233
Transportation	13,365	12,412	40,902	36,603
General and administrative	2,739	1,533	8,005	6,100
Depreciation and amortization	4,393	2,340	12,266	7,014
Total costs and expenses	450,004	465,652	1,374,995	1,299,950

Operating earnings	303	2,239	4,913	7,614

Other income (expense):
Gain on dissolution of investment	—	—	573	—
Interest income	758	601	2,145	1,486
Interest expense	(242)	(26)	(424)	(60)
Total other income (expense), net	516	575	2,294	1,426

Earnings before income taxes	819	2,814	7,207	9,040
Income tax provision	(179)	(779)	(1,653)	(2,247)

Net earnings	$640	$2,035	$5,554	$6,793

Earnings per share:
Basic net earnings per common share	$0.15	$0.48	$1.31	$1.61
Diluted net earnings per common share	$0.15	$0.48	$1.31	$1.61

Dividends per common share	$0.24	$0.22	$0.70	$0.66

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2019	2018
Operating activities:
Net earnings	$5,554	$6,793
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	12,266	7,014
Gains on sales of property	(1,386)	(890)
Provision for doubtful accounts	(36)	(95)
Stock-based compensation expense	352	144
Deferred income taxes	1,493	(685)
Net change in fair value contracts	20	5
Gain on dissolution of AREC	(573)	—
Changes in assets and liabilities:
Accounts receivable	8,520	12,830
Accounts receivable/payable, affiliates	(23)	1
Inventories	(2,121)	(22,568)
Income tax receivable	(135)	1,317
Prepayments and other current assets	166	(7)
Accounts payable	13,613	22,254
Accrued liabilities	4,561	3,815
Other	871	(103)
Net cash provided by operating activities	43,142	29,825

Investing activities:
Property and equipment additions	(25,425)	(7,756)
Asset acquisition	(5,624)	—
Proceeds from property sales	2,853	1,314
Proceeds from dissolution of AREC	998	—
Insurance and state collateral (deposits) refunds	750	1,070
Net cash used in investing activities	(26,448)	(5,372)

Financing activities:
Principal repayments of finance lease obligations	(1,171)	(288)
Dividends paid on common stock	(2,960)	(2,784)
Net cash used in financing activities	(4,131)	(3,072)

Increase in cash and cash equivalents, including restricted cash	12,563	21,381
Cash and cash equivalents, including restricted cash, at beginning of period	117,066	109,393
Cash and cash equivalents, including restricted cash, at end of period	$129,629	$130,774

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2019	$422	$11,948	$134,228	$146,598
Net earnings	—	—	4,908	4,908
Stock-based compensation expense	—	123	—	123
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Awards under LTIP, $0.22/share	—	—	(2)	(2)
Balance, March 31, 2019	422	12,071	138,206	150,699
Net earnings	—	—	6	6
Stock-based compensation expense	—	74	—	74
Issuance of common shares for acquisition	1	391	—	392
Cancellation of shares withheld to cover taxes upon vesting of restricted awards	—	(39)	—	(39)
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(8)	(8)
Balance, June 30, 2019	423	12,497	137,188	150,108
Net earnings	—	—	640	640
Stock-based compensation expense	—	155	—	155
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(6)	(6)
Balance, September 30, 2019	$423	$12,652	$136,806	$149,881

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2018	$422	$11,693	$135,004	$147,119
Net earnings	—	—	1,138	1,138
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, March 31, 2018	422	11,693	135,214	147,329
Net earnings	—	—	3,620	3,620
Stock-based compensation expense	—	3	—	3
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Balance, June 30, 2018	422	11,696	137,906	150,024
Net losses	—	—	2,035	2,035
Stock-based compensation expense	—	141	—	141
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Awards under LTIP, $0.22/share	—	—	(5)	(5)
Balance, September 30, 2018	$422	$11,837	$139,008	$151,267
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

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. See Note 8 for further information.

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results expected for the full year of 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the SEC on March 11, 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

Restricted cash represents an amount held in a segregated bank account by Wells Fargo as collateral for amounts outstanding under our letter of credit facility. In June 2019, the amount of outstanding letters of credit under our letter of credit facility exceeded the borrowing base as defined in the letter of credit facility agreement. As a result, we were required to deposit cash with the lender as security for the outstanding letters of credit. See “Letter of Credit Facility” within this Note 2 for further information. Our borrowing base was based on our net receivable balance, and due to customer prepayments, our borrowing base as outlined in the letter of credit facility did not fully

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
support the outstanding letters of credit that have been issued. As a result, on July 1, 2019, we canceled the letter of credit facility, and secured the outstanding letters of credit with our restricted cash balance.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported with the unaudited condensed consolidated balance sheet that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the date indicated (in thousands):

September 30,
2019

Cash and cash equivalents	$124,726
Restricted cash	4,903
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$129,629

Earnings Per Share

Basic earnings (losses) per share is computed by dividing our net earnings (losses) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (losses) per share is computed by giving effect to all potential shares of common stock outstanding, including our stock related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 11 for further discussion).

A reconciliation of the calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Earnings per share — numerator:
Net earnings	$640	$2,035	$5,554	$6,793

Denominator:
Basic weighted average number of shares outstanding	4,234	4,218	4,226	4,218

Basic earnings per share	$0.15	$0.48	$1.31	$1.61

Diluted earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,234	4,218	4,226	4,218
Restricted stock unit awards	3	1	4	—
Performance share unit awards (1)	1	—	—	—
Total	4,238	4,219	4,230	4,218

Diluted earnings per share	$0.15	$0.48	$1.31	$1.61
_______________
(1) The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. The performance conditions for the performance share unit awards granted in 2018 were achieved as of December 31, 2018. For the nine months ended September 30, 2019, the effect of the performance share awards on earning per share is anti-dilutive.

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

Letter of Credit Facility

We maintained a Credit and Security Agreement with Wells Fargo Bank, National Association, to provide for the issuance of up to $60.0 million in stand-by letters of credit primarily used to support crude oil purchases within our crude oil marketing segment and for other purposes. Stand-by letters of credit were issued as needed and were canceled as the underlying purchase obligations were satisfied by cash payment when due. The issuance of stand-by letters of credit enabled us to avoid posting cash collateral when procuring crude oil supply. We used the letter of credit facility for letters of credit related to our insurance program. At December 31, 2018, we had $4.6 million of letters of credit outstanding under this facility. This facility was collateralized by the eligible accounts receivable within our crude oil marketing segment and expired on August 30, 2019.

Our borrowing base was based on our net receivable balance, and due to customer prepayments, our borrowing base as outlined in the letter of credit facility did not fully support the outstanding letters of credit that have been issued. As a result, on July 1, 2019, we canceled the letter of credit facility, and secured the outstanding letters of credit with our restricted cash balance.

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

Stock-Based Compensation

We measure all share-based payments, including the issuance of restricted stock units and performance share units to employees and board members, using a fair-value based method. The cost of services received from employees and non-employee board members in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. The fair value of restricted stock unit awards and performance share unit awards is based on the closing price of our common stock on the grant date. We account for forfeitures as they occur. See Note 11 for additional information regarding our 2018 LTIP.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2019	4,217,596
Vesting of restricted stock unit awards	375
Balance, March 31, 2019	4,217,971
Issuance of shares in acquisition (see Note 6)	11,145
Vesting of restricted stock unit awards (see Note 11)	5,354
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(883)
Balance, June 30, 2019 and September 30, 2019 (1)	4,233,587
_______________
(1) There was no change in the number of common shares outstanding during the three months ended September 30, 2019.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Three Months Ended September 30, 2019
Revenues from contracts with customers	$396,001	$15,698	$411,699
Other (1)	38,608	—	38,608
Total revenues	$434,609	$15,698	$450,307

Timing of revenue recognition:
Goods transferred at a point in time	$396,001	$—	$396,001
Services transferred over time	—	15,698	15,698
Total revenues from contracts with customers	$396,001	$15,698	$411,699

Three Months Ended September 30, 2018
Revenues from contracts with customers	$424,061	$14,265	$438,326
Other (1)	29,565	—	29,565
Total revenues	$453,626	$14,265	$467,891

Timing of revenue recognition:
Goods transferred at a point in time	$424,061	$—	$424,061
Services transferred over time	—	14,265	14,265
Total revenues from contracts with customers	$424,061	$14,265	$438,326

Nine Months Ended September 30, 2019
Revenues from contracts with customers	$1,147,139	$48,498	$1,195,637
Other (1)	184,271	—	184,271
Total revenues	$1,331,410	$48,498	$1,379,908

Timing of revenue recognition:
Goods transferred at a point in time	$1,147,139	$—	$1,147,139
Services transferred over time	—	48,498	48,498
Total revenues from contracts with customers	$1,147,139	$48,498	$1,195,637

Nine Months Ended September 30, 2018
Revenues from contracts with customers	$1,203,511	$41,509	$1,245,020
Other (1)	62,544	—	62,544
Total revenues	$1,266,055	$41,509	$1,307,564

Timing of revenue recognition:
Goods transferred at a point in time	$1,203,511	$—	$1,203,511
Services transferred over time	—	41,509	41,509
Total revenues from contracts with customers	$1,203,511	$41,509	$1,245,020
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue gross-up	$193,440	$76,373	$658,606	$178,399

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018

Insurance premiums	$127	$677
Rents, licenses and other	1,264	880
Total	$1,391	$1,557

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	in Years	2019	2018

Tractors and trailers (1)	5 – 6	$109,595	$96,523
Field equipment (2)	2 – 20	24,851	20,725
Buildings	5 – 39	16,003	15,746
Office equipment	2 – 5	1,951	1,863
Land		1,790	1,790
Construction in progress		3,427	2,794
Total		157,617	139,441
Less accumulated depreciation		(94,884)	(94,818)
Property and equipment, net		$62,733	$44,623
_______________
(1) Amounts include tractors held under finance leases in our marketing segment. Gross property and equipment associated with these assets held under finance leases were $5.5 million and $4.7 million at September 30, 2019 and December 31, 2018, respectively. Accumulated amortization associated with assets held under these finance leases were $1.5 million and $0.7 million at September 30, 2019 and December 31, 2018, respectively (see Note 13 for further information).
(2) At September 30, 2019, amount includes a tank storage and throughput arrangement held under a finance lease in our marketing segment. Gross property and equipment associated with these assets held under finance leases were $3.3 million. Accumulated amortization associated with these assets held under finance leases was $0.5 million (see Note 13 for further information).

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation and amortization, excluding amounts
under finance leases	$3,840	$2,210	$11,012	$6,703
Amortization of property and equipment under
finance leases	553	130	1,254	311
Total depreciation and amortization	$4,393	$2,340	$12,266	$7,014

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
This acquisition added approximately 39 tractors and 53 trailers to our existing transportation fleet, and these assets are included in our transportation segment. This acquisition adds new customers and new product lines to our transportation segment portfolio, which allows us to grow into new markets. In addition to general chemical products, we expect to haul liquefied petroleum gas, asphalt, bleach and crude oil for customers.

We incurred approximately $0.1 million of acquisition costs in connection with this acquisition, which has been included in the allocation of the purchase price to the assets acquired.

The following table summarizes the consideration paid for the EH Transport assets and the estimated fair value of the assets acquired at the acquisition date (in thousands):

Consideration:
Cash	$5,624
Value of AE common shares issued	392
Contingent consideration arrangement	431
Fair value of total consideration transferred	$6,447

Recognized amounts of identifiable assets acquired:
Property and equipment — tractors and trailers	$4,576
Shop, office and telecommunication equipment	20
Intangible assets — customer relationships	1,851
Total purchase price	$6,447

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

A customer relationship intangible asset is the relationship between EH Transport and various customers to whom we did not have a previous relationship. The customer relationships we acquired in this transaction provide us with access to those customers to whom we did not have a previous relationship and allows us to enter product markets in which we had not previously participated. Because of the highly competitive and fragmented transportation market, we believe access to these customers and product lines will provide us with an entry into new markets.

The discounted cash flow analysis used to estimate the fair value of the EH Transport customer relationships relied on Level 3 fair value inputs. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date. With respect to the EH Transport customer relationships, the Level 3 inputs include the rate of retention of the current customers of EH Transport as of the valuation date, our transportation segment’s historical customer retention rate and projected future revenues associated with the customers. The EH Transport customers expected to remain with us after the transaction were included in the valuation of the customer relationships. We expect to amortize the customer relationship intangible assets over a period of seven years, using a modified straight-line approach.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2019, we recorded $0.1 million of amortization expense related to these intangible assets.

The purchase and sale agreement includes a contingent consideration arrangement that requires us to pay the former owner of the assets up to a quarterly maximum amount of $146,875 (undiscounted) plus interest for the first four quarters following the closing date of the acquisition. The amount to be paid is based upon the number of qualified truck drivers that are employed by us at the end of each quarter. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $587,500. The fair value of the contingent consideration arrangement of $0.4 million was estimated by applying an income valuation approach, which is based on Level 3 inputs, including the number of qualified truck drivers we expect to be employed at each payment date. At September 30, 2019, we had a remaining accrual for $0.3 million related to this contingent consideration arrangement.

Note 7. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018

Amounts associated with liability insurance program:
Insurance collateral deposits	$1,072	$1,453
Excess loss fund	845	1,916
Accumulated interest income	580	788
Other amounts:
State collateral deposits	108	57
Materials and supplies	413	443
Total	$3,018	$4,657

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

Information concerning our various business activities was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Other	Total

Three Months Ended September 30, 2019
Revenues	$434,609	$15,698	$—	$450,307
Segment operating earnings (1)	2,888	154	—	3,042
Depreciation and amortization	2,214	2,179	—	4,393
Property and equipment additions	3,894	8,410	—	12,304

Three Months Ended September 30, 2018
Revenues	$453,626	$14,265	$—	$467,891
Segment operating earnings (1)	2,982	790	—	3,772
Depreciation and amortization	1,277	1,063	—	2,340
Property and equipment additions (2)	612	4,416	—	5,028

Nine Months Ended September 30, 2019
Revenues	$1,331,410	$48,498	$—	$1,379,908
Segment operating earnings (1)	10,948	1,970	—	12,918
Depreciation and amortization	6,640	5,626	—	12,266
Property and equipment additions (2)	6,896	18,529	—	25,425

Nine Months Ended September 30, 2018
Revenues	$1,266,055	$41,509	$—	$1,307,564
Segment operating earnings (1)	11,712	2,002	—	13,714
Depreciation and amortization	4,110	2,904	—	7,014
Property and equipment additions (2) (3)	1,682	6,061	13	7,756
_______________
(1) Our crude oil marketing segment’s operating earnings included inventory valuation losses of $2.1 million and inventory liquidation gains of $0.1 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, our crude oil marketing segment’s operating earnings included inventory liquidation gains of $1.5 million and $2.5 million, respectively.
(2) Our crude oil marketing segment’s property and equipment additions do not include approximately $4.1 million of tractors and a tank storage and throughput arrangement acquired under finance leases during the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, our crude oil marketing segment’s property and equipment additions do not include approximately $1.2 million of tractors acquired under finance leases. See Note 13 for further information.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

Segment operating earnings	$3,042	$3,772	$12,918	$13,714
General and administrative	(2,739)	(1,533)	(8,005)	(6,100)
Operating earnings	303	2,239	4,913	7,614
Gain on dissolution of investment	—	—	573	—
Interest income	758	601	2,145	1,486
Interest expense	(242)	(26)	(424)	(60)
Earnings before income taxes	$819	$2,814	$7,207	$9,040

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018

Reporting segment:
Marketing	$129,876	$119,370
Transportation	51,761	34,112
Cash and other	132,208	125,388
Total assets	$313,845	$278,870

There were no intersegment sales during the three and nine months ended September 30, 2019 and 2018, respectively. Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 9. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space from an affiliated entity.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Affiliate billings to us	$20	$18	$63	$58
Billings to affiliates	1	1	3	4
Rentals paid to affiliate	122	121	366	365

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

At September 30, 2019, we had in place seven commodity purchase and sale contracts, of which six of these contracts had no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
•387 barrels per day of crude oil during October 2019 through December 2019;
•258 barrels per day of crude oil during January 2020 through February 2020; and
•322 barrels per day of crude oil during March 2020 through April 2020.
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the date indicated (in thousands):

	September 30, 2019
	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$129	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	126	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$129	$—	$126	$—

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

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At September 30, 2019 and December 31, 2018, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues – marketing	$(1)	$(7)	$(21)	$(5)

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	September 30, 2019
	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

Derivatives:
Current assets	$—	$129	$—	$—	$129
Current liabilities	—	(126)	—	—	(126)
Net value	$—	$3	$—	$—	$3

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

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At September 30, 2019 and December 31, 2018, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 11. Share-Based Compensation Plan

We have in place a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted under the 2018 LTIP, forfeitures under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through September 30, 2019, a total of 106,573 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Compensation expense	$155	$141	$352	$144

At September 30, 2019 and December 31, 2018, we had $21,377 and $9,533, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2019	13,733	$43.00
Granted (2)	14,376	$34.00
Vested	(5,729)	$43.00
Forfeited	(2,139)	$38.42
Restricted stock unit awards at September 30, 2019	20,241
_______________
(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of restricted stock unit awards issued during 2019 was $0.5 million based on a grant date market price of our common shares of $34.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.5 million at September 30, 2019. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.5 years.

Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2019	3,966	$43.00
Granted (2)	8,094	$34.00
Performance factor decrease (3)	(185)	$43.00
Vested	—	$—
Forfeited	(1,545)	$37.37
Performance share unit awards at September 30, 2019	10,330
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

Unrecognized compensation cost associated with performance share unit awards was approximately $0.3 million at September 30, 2019. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.4 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018

Cash paid for interest	$424	$60
Cash paid for federal and state income taxes	234	811

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(1,538)	(84)
Property and equipment acquired under finance leases	4,148	1,208
Issuance of common shares in asset acquisition (see Note 6)	392	—

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. For determining the present value of lease payments, we use the discount rate implicit in the lease when readily determinable. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate in determining the present value of lease payments that approximates the rate of interest we would have to pay to borrow on a collateralized basis over a similar term. At adoption, the ROU asset also includes any lease payment made and excludes lease incentives and initial direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

We are a lessee in noncancellable (1) operating leases for office space, equipment and lease and terminal access contracts for tank storage and dock access for our crude oil marketing business, and (2) finance leases for tractors and tank storage and throughput for our crude oil marketing business. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Our lease agreements have remaining lease terms ranging from one year to approximately eight years.

Some leases include one or more options to renew, with renewal terms that can extend the lease term for generally one year with exercise of lease renewal options being at our sole discretion as lessee.

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
Finance lease cost:
Amortization of ROU assets	$553	$1,254
Interest on lease liabilities	87	214
Operating lease cost	675	2,254
Short-term lease cost	2,527	7,355
Total lease expense	$3,842	$11,077

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental cash flow and other information related to leases for the period indicated (in thousands):

Nine Months
Ended
September 30,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,254
Operating cash flows from finance leases	197
Financing cash flows from finance leases	1,171

ROU assets obtained in exchange for new lease liabilities:
Finance leases	4,148
Operating leases	12,006
______________
(1) Amount is included in Other operating activities on the unaudited condensed consolidated cash flow statement.

The following table provides the lease term and discount rate for the period indicated:

Nine Months
Ended
September 30,
2019
Weighted-average remaining lease term (years):
Finance leases	3.28
Operating leases	4.98

Weighted-average discount rate:
Finance leases	4.9%
Operating leases	5.0%

The following table provides supplemental balance sheet information related to leases at the date indicated (in thousands):

September 30,
2019
Assets
Finance lease ROU assets (1)	$6,937
Operating lease ROU assets	10,137

Liabilities
Current
Finance lease liabilities	2,142
Operating lease liabilities	2,245
Noncurrent
Finance lease liabilities	4,927
Operating lease liabilities	7,890
______________
(1) Amount is included in Property and equipment, net on the unaudited condensed consolidated balance sheet.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at September 30, 2019 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2019	$606	$678
2020	2,426	2,660
2021	2,426	2,256
2022	1,492	1,914
2023	642	1,776
Thereafter	38	2,113
Total lease payments	7,630	11,397
Less: Interest	(561)	(1,262)
Present value of lease liabilities	7,069	10,135
Less: Current portion of lease obligation	(2,142)	(2,245)
Total long-term lease obligation	$4,927	$7,890

The following table provides maturities of undiscounted lease liabilities at December 31, 2018 (in thousands):

	Finance	Operating
	Lease	Lease

2019	$1,052	$4,242
2020	1,052	2,258
2021	1,052	2,107
2022	909	1,782
2023	451	1,495
Thereafter	—	1,488
Total lease payments	4,516	$13,372
Less: Interest	(424)
Present value of lease liabilities	4,092
Less: Current portion of lease obligation	(883)
Total long-term lease obligation	$3,209

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amount of pre-funded insurance premiums left to cover potential future losses related to periods prior to October 1, 2017, and our accruals for automobile and workers’ compensation claims were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018

Pre-funded premiums for losses incurred but not reported	$213	$427
Accrued automobile and workers’ compensation claims	3,524	2,246

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

	September 30,	December 31,
	2019	2018

Accrued medical claims	$1,221	$1,181

Legal Proceedings

On August 15, 2019, we received a notice from the Internal Revenue Service (the “IRS”) regarding a proposed penalty of approximately $1.2 million for our 2017 tax year information returns. The notice alleges that certain taxpayer identification numbers supplied to the IRS for our returns in 2017 were either missing or incorrect and that certain filings were late. We believe that the IRS’ claims are without merit and plan to pursue all available administrative and judicial remedies necessary to resolve this matter. Accordingly, we responded to the IRS on September 25, 2019 disputing the proposed penalty and requesting that the amount be waived, abated or a hearing held. We have not received a response at this time and are unable to predict when this matter might be resolved. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. Since we are unable to predict whether the IRS will waive or abate the proposed penalty as requested, no liabilities have been accrued to date. We intend to vigorously defend our position in this matter. We believe that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as filed on March 11, 2019 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Recent Developments

On May 6, 2019, we completed the purchase of the assets of EH Transport, Inc. and affiliates (collectively, “EH Transport”), a Houston, Texas based bulk carrier trucking company, for approximately $6.4 million. This acquisition added approximately 39 tractors and 53 trailers to our existing transportation fleet, and is included in our transportation segment. See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change (1)	2019	2018	Change (1)

Revenues	$434,609	$453,626	(4%)	$1,331,410	$1,266,055	5%
Operating earnings	2,888	2,982	(3%)	10,948	11,712	(7%)
Depreciation and amortization	2,214	1,277	73%	6,640	4,110	62%
Driver compensation	5,728	3,099	85%	17,439	9,155	90%
Insurance	2,104	1,435	47%	6,336	3,849	65%
Fuel	2,154	1,479	46%	6,952	4,647	50%
_______________
(1) Represents the percentage increase (decrease) from the prior year period.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Field level purchase volumes – per day (1)
Crude oil – barrels	105,801	70,635	106,965	68,767

Average purchase price
Crude oil – per barrel	$55.84	$71.69	$56.61	$68.11
_______________
(1) Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018. Crude oil marketing revenues decreased by $19.0 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $164.5 million, partially offset by higher overall crude oil volumes, which increased revenues by approximately $145.5 million. The average crude oil price received was $71.69 for the three months ended September 30, 2018, which decreased to $55.84 for the three months ended September 30, 2019. Volumes increased approximately 31,000 barrels per day during the three months ended September 30, 2019 as compared to the same period in 2018 primarily as a result of the previously announced acquisition of a trucking company that owned approximately 113 tractors and 126 trailers operating in the Red River area in North Texas and South Central Oklahoma (the “Red River acquisition”) on October 1, 2018. The purchase price for Red River volumes is based on a contractual price for volumes in North Texas and Oklahoma, which has been slightly lower than the purchase price for legacy volumes. Revenues from legacy volumes are based upon the market price in our other market areas, primarily in the Gulf Coast.

Our crude oil marketing operating earnings for the three months ended September 30, 2019 decreased by $0.1 million as compared to the same period in 2018, primarily due to inventory valuation changes (as shown in the following table) and higher fuel, insurance and driver compensation costs, partially offset by increased crude oil volumes.

Driver compensation increased by $2.6 million during the three months ended September 30, 2019 as compared to the same period in 2018, primarily as a result of an increase in the number of drivers in the 2019 period as compared to the 2018 period due to the Red River acquisition on October 1, 2018. In connection with the Red River acquisition, we hired over one hundred additional drivers.

Insurance costs increased by $0.7 million during the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to a higher driver count and additional miles driven in the 2019 period. Fuel costs increased by $0.7 million during the three months ended September 30, 2019 as compared to the same period in 2018, consistent with a higher driver count in the current period and additional miles driven, primarily as a result of the additional drivers hired for the Red River assets.

Depreciation and amortization expense increased by $0.9 million during the three months ended September 30, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the Red River assets, consisting of approximately 113 tractors and 126 trailers on October 1, 2018, which increased depreciation expense by approximately $0.9 million per quarter. In addition, we purchased fifteen new tractors and other field equipment during the third quarter of 2019.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018. Crude oil marketing revenues increased by $65.4 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of higher overall crude oil volumes, which increased revenues by approximately $487.3 million, partially offset by a decrease in the market price of crude oil, which decreased revenues by approximately $421.9 million. The average crude oil price received was $68.11 for the nine months ended September 30, 2018, which decreased to $56.61 for the nine months ended September 30, 2019. Volumes increased approximately 36,000 barrels per day primarily as a result of the Red River acquisition on October 1, 2018.

Our crude oil marketing operating earnings for the nine months ended September 30, 2019 decreased by $0.8 million as compared to the same period in 2018, primarily due to inventory valuation changes (as shown in the following table) and higher fuel, insurance and driver compensation costs, partially offset by increased crude oil volumes.

Driver compensation increased by $8.3 million during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily as a result of an increase in the number of drivers in the 2019 period as compared to the 2018 period primarily due to the Red River acquisition on October 1, 2018.

Insurance costs increased by $2.5 million during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to a higher driver count and additional miles driven in the 2019 period. Fuel costs increased by $2.3 million during the nine months ended September 30, 2019 as compared to the same period in 2018, consistent with a higher driver count in the current period and additional miles driven, primarily as a result of the additional drivers hired for the Red River assets.

Depreciation and amortization expense increased by $2.5 million during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the Red River assets, consisting of approximately 113 tractors and 126 trailers on October 1, 2018, which increased depreciation expense by approximately $0.9 million per quarter. In addition, we purchased approximately 28 new tractors and other field equipment during the first nine months of 2019.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

As reported segment operating earnings (1)	$2,888	$2,982	$10,948	$11,712
Add (subtract):
Inventory liquidation gains	—	(60)	(1,459)	(2,535)
Inventory valuation losses	2,051	—	—	—
Derivative valuation (gains) losses	1	7	21	5
Field level operating earnings (2)	$4,940	$2,929	$9,510	$9,182
_______________
(1) Segment operating earnings included inventory valuation losses of $2.1 million and inventory liquidation gains of $0.1 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, segment operating earnings included inventory liquidation gains of $1.5 million and $2.5 million, respectively.
(2) The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 primarily due to increased crude oil volumes, partially offset by higher fuel, insurance and driver compensation costs.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	September 30, 2019		December 31, 2018
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	439,173	$56.70	415,523	$54.82

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2018 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change (1)	2019	2018	Change (1)

Revenues	$15,698	$14,265	10%	$48,498	$41,509	17%
Operating earnings	$154	$790	(81%)	$1,970	$2,002	(2%)
Depreciation and amortization	$2,179	$1,063	105%	$5,626	$2,904	94%
Driver commissions	$2,588	$3,163	(18%)	$8,352	$8,769	(5%)
Insurance	$1,379	$1,317	5%	$4,557	$3,921	16%
Fuel	$1,454	$1,770	(18%)	$4,934	$5,368	(8%)
Maintenance expense	$981	$1,221	(20%)	$3,072	$4,296	(28%)
Mileage (000s)	5,152	4,860	6%	15,866	14,629	8%
_______________
(1) Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Total transportation revenue	$15,698	$14,265	$48,498	$41,509
Diesel fuel cost	(1,454)	(1,770)	(4,934)	(5,368)
Revenues, net of fuel cost (1)	$14,244	$12,495	$43,564	$36,141
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018. Transportation revenues increased by $1.4 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily as a result of the EH Transport asset acquisition (see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements), which increased revenues by approximately $1.0 million and increased miles traveled in the current period, and due to higher transportation rates in full effect in the 2019 period as a result of negotiations during 2018 with customers. Revenues, net of fuel cost, increased by $1.7 million during the three months ended September 30, 2019, primarily as a result of the higher transportation revenues and miles traveled during the 2019 period. Although the overall market has softened from 2018 levels, transportation activity has continued to increase for our transportation segment as we continue to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. We continue to work with customers to maintain our increased transportation rates as well as streamline operations in low margin areas.

Our transportation operating earnings for the three months ended September 30, 2019 decreased by $0.6 million as compared to the same period in 2018, primarily due to higher depreciation and amortization expense related to the EH Transport asset acquisition and new assets placed into service and higher insurance expense as a result of more miles traveled during the current period, partially offset by higher revenues as noted above, and lower other operating expenses.

Fuel costs decreased by $0.3 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily as a result of a decrease in the price of diesel during the 2019 period as compared to the 2018 period, partially offset by an increase in miles traveled. Depreciation and amortization expense increased by $1.1 million during the three months ended September 30, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the assets of EH Transport during the second quarter of 2019 and the purchase of new tractors in 2018 and 2019.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018. Transportation revenues increased by $7.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of the EH Transport asset acquisition, which increased revenues by approximately $1.0 million and increased miles traveled in the current period, and due to higher transportation rates in full effect in the 2019 period as a result of negotiations during 2018 with customers. Revenues, net of fuel cost, increased by $7.4 million during the nine months ended September 30, 2019, primarily as a result of the higher transportation revenues and increased miles traveled during the 2019 period.

Our transportation operating earnings for the nine months ended September 30, 2019 was consistent with the same period in 2018, primarily due to higher depreciation and amortization expense related to the EH Transport asset acquisition and new assets placed into service and higher insurance expense as a result of more miles traveled during the current period, partially offset by higher revenues as noted above, and lower other operating expenses.

Fuel costs decreased by $0.4 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily as a result of a decrease in the price of diesel during the 2019 period as compared to the 2018 period, partially offset by an increase in miles traveled. Depreciation and amortization expense increased by $2.7 million during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily as a result of the acquisition of the assets of EH Transport during the second quarter of 2019 and the purchase of new tractors in 2018 and 2019.

General and Administrative Expense

General and administrative expense increased by $1.2 million during the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to the receipt in the 2018 period of approximately $0.6 million in insurance proceeds related to Hurricane Harvey insurance claims, which reduced expenses in the prior year period, and higher outside service fees, legal fees, insurance costs and salaries and wages, partially offset by lower audit fees.

General and administrative expense increased by $1.9 million during the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to the receipt in the 2018 period of approximately $0.6 million in insurance proceeds related to Hurricane Harvey insurance claims, which reduced expenses in the prior year period, and higher outside service fees, audit fees, salaries and wages, franchise taxes, insurance costs and an increase in expenses related to the amortization of equity awards as a result of new grants in the current period (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements), partially offset by lower legal fees.

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

At September 30, 2019 and December 31, 2018, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018

Cash and cash equivalents	$124,726	$117,066
Working capital	92,418	106,323

We maintained a letter of credit facility with Wells Fargo Bank, National Association, to provide for the issuance of up to $60.0 million in stand-by letters of credit primarily used to support crude oil purchases within our crude oil marketing segment and for other purposes. Stand-by letters of credit were issued as needed and were canceled as the underlying purchase obligations were satisfied by cash payment when due. The issuance of stand-by letters of credit enabled us to avoid posting cash collateral when procuring crude oil supply. We used the letter of credit facility for letters of credit related to our insurance program. At December 31, 2018, we had $4.6 million of letters of credit outstanding under this facility. Our borrowing base was based on our net receivable balance, and due to customer prepayments, our borrowing base as outlined in the letter of credit facility did not fully support the outstanding letters of credit that have been issued. As a result, on July 1, 2019, we canceled the letter of credit facility, and secured the outstanding letters of credit with our restricted cash balance.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018

Cash provided by (used in):
Operating activities	$43,142	$29,825
Investing activities	(26,448)	(5,372)
Financing activities	(4,131)	(3,072)

Operating activities. Net cash flows provided by operating activities for the nine months ended September 30, 2019 increased by $13.3 million when compared to the same period in 2018. This increase was primarily due to an increase in revenues and operating expenses and the timing of collections of accounts receivable and payments of accounts payable.

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

Early payments were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2019	2018

Early payments received	$49,020	$38,539
Early payments to suppliers	—	—

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During the nine months ended September 30, 2019, we received several early payments from certain customers in our crude oil marketing operations. Our cash balance increased by approximately $7.7 million as of September 30, 2019 relative to the year ended December 31, 2018 primarily as a result of the timing of the receipt of these early payments received during each period.

Investing activities. Net cash flows used in investing activities for the nine months ended September 30, 2019 increased by $21.1 million when compared to the same period in 2018. This increase was primarily due to an increase of $17.7 million in capital spending for property and equipment (see following table), the payment of $5.6 million for the purchase of the EH Transport assets in May 2019 (see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information) and a decrease of $0.3 million in insurance and state collateral refunds, partially offset by an increase of $1.5 million in cash proceeds from the sales of assets and the receipt of $1.0 million in cash proceeds related to the final settlement of AREC’s bankruptcy.

Capital spending was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Crude oil marketing (1)	$6,896	$1,682
Transportation (2) (3)	18,529	6,061
Other	—	13
Capital spending	$25,425	$7,756
_______________
(1) 2019 amount primarily relates to the purchase of 28 tractors and other field equipment. 2018 amount primarily relates to construction of a pipeline connection.
(2) 2019 amount relates to the purchase of 86 tractors, 46 trailers and other field equipment. 2018 amount primarily relates to the purchase of 40 tractors.
(3) 2019 amount does not include approximately $5.6 million of capital spending related to the EH Transport asset acquisition.

Financing activities. Cash used in financing activities for the nine months ended September 30, 2019 increased by $1.1 million when compared to the same period in 2018. The increase was primarily due to an increase of $0.9 million in principal repayments made for finance lease obligations in our crude oil marketing segment for certain of our tractors and a tank storage and throughput arrangement. During the nine months ended September 30, 2019 and 2018, we paid cash dividends of $0.70 per common share, or a total of $3.0 million, and $0.66 per common share, or a total of $2.8 million, respectively. See “Other Items” below for further information regarding our finance leases.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2019 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$7,630	$2,425	$4,314	$891	$—
Operating lease obligations (2)	11,397	2,679	4,378	3,479	861
Purchase obligations (3)	18,508	18,508	—	—	—
Total contractual obligations	$37,535	$23,612	$8,692	$4,370	$861
_______________
(1) Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors and tank storage and throughput arrangements in our crude oil marketing segment.
(2) Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3) Amount represents commitments to purchase 55 new tractors and 15 new trailers in our transportation business and 10 new tractors in our crude oil marketing business.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of a legal proceeding with the IRS.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2018 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2018 Form 10-K or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1987).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
*Filed or furnished (in the case of Exhibit 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	November 6, 2019	By:	/s/ Townes G. Pressler
Townes G. Pressler
Executive Chairman
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)