Form 10-K
period 2019-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2020-03-06
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the Company’s voting and non-voting common shares held by non-affiliates as of the close of business on June 28, 2019 was $74,219,902 based on the closing price of $34.28 per one share of common stock as reported on the NYSE American LLC for such date. There were 4,235,533 shares of Common Stock outstanding at March 2, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2020 are incorporated by reference into Part III of this annual report on Form 10-K.

ADAMS RESOURCES & ENERGY, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2019 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

For detailed financial information regarding our business segments, see Note 10 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

2019 Developments

Asset Acquisition

On May 6, 2019, we completed the purchase of the assets of EH Transport, Inc. and affiliates (collectively, “EH Transport”), a Houston, Texas based bulk carrier trucking company, for approximately $6.4 million. This acquisition added approximately 39 tractors and 51 trailers to our existing transportation fleet, and is included in our transportation segment. See Note 7 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for further information.

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

Our crude oil marketing activities includes a fleet of 256 tractor-trailer rigs, the majority of which we own and operate, used to transport crude oil. We also maintain approximately 179 pipeline inventory locations or injection stations. We have the ability to barge crude oil from four crude oil storage facilities along the Intercoastal Waterway of Texas and Louisiana, and we have access to approximately 691,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for our products.

The following table shows the age of our owned and leased tractors and trailers within our crude oil marketing segment at December 31, 2019:

	Tractors (1)	Trailers

Model Year:
2020	35	—
2019	38	—
2018	15	—
2017	4	—
2015	85	29
2014	29	34
2013	26	39
2012	17	31
2011	7	110
2010 and earlier	—	69
Total	256	312
____________________
(1)Includes thirty 2019 tractors and fifteen 2018 tractors that we lease from a third party under a finance lease agreement. See Note 16 in the Notes to Consolidated Financial Statements for further information.

We purchase crude oil at the field (wellhead) level. Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Field level purchase volumes – per day (1) (2)
Crude oil – barrels	107,383	79,361	67,447

Average purchase price
Crude oil – per barrel	$56.28	$64.53	$49.88
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.
(2)Effective October 1, 2018, in connection with the Red River acquisition, we entered into a new revenue contract to purchase crude oil. The 2018 amount includes the additional volumes purchased during the fourth quarter of 2018.

Field level purchase volumes depict our day-to-day operations of acquiring crude oil at the wellhead, transporting crude oil, and delivering it to market sales points. We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	December 31,
	2019		2018		2017
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	426,397	$61.93	415,523	$54.82	198,011	$61.57

We deliver physical supplies to refinery customers or enter into commodity exchange transactions from time to time to protect from a decline in inventory valuation. During the year ended December 31, 2019, we had sales to two customers that comprised approximately 37.3 percent and 11.4 percent, respectively, of total consolidated revenues. We believe alternative market outlets for our commodity sales are readily available and a loss of any of these customers would not have a material adverse effect on our operations. See Note 18 in the Notes to Consolidated Financial Statements for further information regarding credit risk.

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

On May 6, 2019, we completed the EH Transport asset acquisition, which added new customers and new product lines to our transportation segment portfolio. As a result of the acquisition, in addition to general chemical products, we haul liquefied petroleum gas, asphalt and bleach for customers.

The following table shows the age of our owned and leased tractors and trailers within our transportation segment at December 31, 2019:

	Tractors (1) (2)	Trailers (2)

Model Year:
2020	128	70
2019	82	—
2018	1	—
2016	29	6
2015	20	76
2014	1	35
2013	18	—
2012	—	30
2011	2	—
2008 and earlier	—	390
Total	281	607
____________________
(1)Excludes 61 contracted independent owner operator tractors.
(2)In May 2019, we acquired 39 tractors and 51 trailers in connection with our EH Transport acquisition. Of the 39 tractors purchased as part of the acquisition, 35 tractors were sold through December 31, 2019, and as such, are not included in the numbers of units noted in the table.

Miles traveled was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Mileage	20,535	19,177	21,836

During 2019, STC opened a truck terminal in Charlotte, North Carolina as a result of customer demand. STC also operates truck terminals in Houston, Corpus Christi, Nederland and Freeport, Texas; in Baton Rouge (St. Gabriel), St. Rose and Boutte, Louisiana; and in Mobile (Saraland), Alabama. Transportation operations are headquartered at a terminal facility situated on 26.5 acres that we own in Houston, Texas. This property includes maintenance facilities, administrative offices and terminal facility, tank wash rack facilities and a water treatment system. The St. Gabriel, Louisiana and the Corpus Christi, Texas terminals are situated on 11.5 acres and 3.5 acres, respectively, that we own, and both include an office building, maintenance bays and tank cleaning facilities. Pursuant to regulatory requirements, STC holds a Hazardous Materials Certificate of Registration issued by the U.S. Department of Transportation (“DOT”).

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

STC is a Charter Partner in the EPA’s SmartWay Transport Partnership, a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gasses and air pollution and promote cleaner, more efficient ground freight transportation.

Our strategy is to build long-term relationships with our customers based upon the highest level of customer service, safety and reliability. We believe that our commitment to safety, flexibility, size and capabilities provide us with a competitive advantage over other carriers.

Investment in Unconsolidated Affiliates

We own an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), through Adams Resources Medical Management, Inc. (“ARMM”), a wholly owned subsidiary. We acquired our interest in VestaCare in April 2016 for a $2.5 million cash payment, which we impaired during the third quarter of 2017. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We do not currently have any plans to pursue additional medical-related investments. See Note 9 in the Notes to Consolidated Financial Statements for further information.

Competition

In all phases of our operations, we encounter strong competition from a number of entities. Many of these competitors possess financial resources substantially in excess of ours and may have a more expansive geographic footprint than we have. We face competition principally in establishing trade credit, pricing of available materials, quality of service and location of service. Our strategy is to build long-term partnerships with our customers based upon the safety of our operations, reliability and superior customer service.

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

We have implemented security procedures for drivers and terminal facilities. Satellite tracking transponders installed in the power units are used to communicate emergencies to us and to maintain constant information as to the unit’s location. If necessary, our terminal personnel will notify local law enforcement agencies. In addition, we are able to advise a customer of the status and location of their loads. Remote cameras and enhanced lighting coverage in the staging and parking areas have augmented terminal security. We have a focus on safety in the communities in which we operate, including leveraging camera technology to enhance driver behavior and awareness. Our crude oil marketing and transportation businesses are Charter Partners in the EPA’s SmartWay Transport Partnership, a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gasses and air pollution and promote cleaner, more efficient ground freight transportation.

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

We have, where appropriate, implemented operating procedures at each of our facilities designed to assure compliance with environmental laws and regulation. However, given the nature of our business, we are subject to environmental risks, and the possibility remains that our ownership of our facilities and our operations and activities could result in civil or criminal enforcement and public as well as private actions against us, which may necessitate or generate mandatory cleanup activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on us. See “Item 1A. Risk Factors” for further discussion. At December 31, 2019, we are not aware of any unresolved environmental issues for which additional accounting accruals are necessary.

Employees

At December 31, 2019, we employed 664 persons. None of our employees are represented by a union. We believe our employee relations are satisfactory.

Federal and State Taxation

We are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). In accordance with the Code, we computed our income tax provision based on a 21 percent tax rate for the year ended December 31, 2019. We conduct a significant amount of business within the State of Texas. Texas operations are subject to a one-half percent state tax on its revenues net of cost of goods sold as defined by the state. We believe we are currently in compliance with all federal and state tax regulations.

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
•the impact of public health epidemics, like the coronavirus outbreak beginning in 2020 impacting China and other areas;
•governmental regulations and taxation;
•the impact of energy conservation efforts;
•the price and availability of alternative fuel sources;
•weather conditions;
•availability of local, interstate and intrastate transportation systems; and
•market uncertainty.

Potentially escalating diesel fuel prices could have an adverse effect on us.

As an integral part of our crude oil marketing and transportation businesses, we operate approximately 540 tractors, and diesel fuel costs are a significant component of our operating expenses. These costs generally fluctuate with increasing and decreasing world crude oil prices. In our transportation segment, we typically incorporate a fuel surcharge provision in our customer contracts. During periods of high prices, we attempt to recoup rising diesel fuel costs through the pricing of our services; however to the extent these costs escalate, our operating earnings will generally be adversely affected.

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

Our crude oil marketing business purchases initial production of crude oil at the wellhead under contracts requiring us to accept the actual volume produced. The resale of this production is generally under contracts requiring a fixed volume to be delivered. We estimate our anticipated supply and match that supply estimate for both volume and pricing formulas with committed sales volumes. Since actual wellhead volumes produced will rarely equal anticipated supply, our marketing margins may be adversely impacted. In many instances, any losses resulting from the difference between actual supply volumes compared to committed sales volumes must be absorbed by us.

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

Environmental laws and regulations govern many aspects of our business, such as transportation and waste management. Compliance with environmental laws and regulations can require significant costs or may require a decrease in business activities. Moreover, noncompliance with these laws and regulations could subject us to significant administrative, civil, and/or criminal fines and/or penalties, as well as potential injunctive relief. See discussion under “Item 1 and 2. Business and Properties — Regulatory Matters,” and in the sections that follow, for additional detail.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” (“GHGs”) could result in increased operating costs and reduced demand for the crude oil we market and transport.

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

In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the crude oil and natural gas sector. The EPA later proposed in June 2017 to stay the rules for two years. Both the stay and the underlying rules have been the subject of litigation. In September 2018, the EPA proposed revisions to the 2016 rules. Regarding existing sources in the crude oil and natural gas section, the EPA announced in March 2016 that it intended to develop rules to reduce methane emissions for existing sources, although the EPA later announced in March 2017 that it no longer intends to pursue regulation of methane emissions from existing sources. In November 2016, the Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring and leaks during crude oil and natural gas operations on public lands, which the BLM later revised in rules promulgated in September 2018. Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the crude oil and natural gas source category.

In addition, the U.S. Congress has considered legislation to reduce emissions of GHGs, and many states and regions have already taken legal measures to reduce or measure GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions, and the cost of these allowances could escalate significantly over time. In the markets in which we currently operate, our operations are not affected by such GHG cap and trade programs. On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and to be transparent about the measures each country will use to achieve its GHG emissions targets. Although the present administration announced in June 2017 its intention to withdraw from the Paris accord, such withdrawal has not yet been finalized. Further, several states and local governments remain committed to the principles of the international climate agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the U.S. might impose restrictions on GHGs as a result of the international climate change agreement. The adoption and implementation of any legislation or regulatory programs imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to GHG emissions and administer and manage a GHG emissions program. Such programs also could adversely affect demand for the crude oil that we market and transport.

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

See Note 17 in the Notes to Consolidated Financial Statements for further discussion.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE American under the ticker symbol “AE”. As of March 2, 2020, there were approximately 127 shareholders of record of our common shares. We have paid dividends to our common shareholders each year since 1994. Our Board of Directors expects to continue paying dividends in the near future, although the declaration, amount and timing of any dividends falls within the sole discretion of our Board, whose decision will depend on many factors, including our financial condition, earnings, capital requirements and other factors that our Board may deem relevant.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the total shareholder return performance of our common stock with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the S&P 500 Integrated Oil and Gas Index (“S&P Integrated Oil & Gas”). The graph assumes that $100 was invested in our common stock and each comparison index beginning on December 31, 2014 and that all dividends were reinvested on a quarterly basis on the ex-dividend dates. The graph was prepared under the applicable rules of the SEC based on data supplied by Research Data Group. The stock performance shown on the graph is not necessarily indicative of future price performance.

The information under the caption “Performance Graph” above is not deemed to be “filed” as part of the Annual Report on Form 10-K, and is not subject to the liability provisions of Section 18 of the Exchange Act. Such information will not be deemed incorporated by reference into any filing we make under the Securities Act unless we explicitly incorporate it into such filing at such time.

$200
$150
$100
$50
$0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Adams Resources & Energy, Inc.
S&P 500
S&P Integrated Oil & Gas

	December 31,
	2014	2015	2016	2017	2018	2019

Adams Resources & Energy, Inc.	$100.00	$78.31	$82.79	$92.88	$84.37	$85.34
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Integrated Oil & Gas	100.00	86.14	106.94	109.16	95.00	101.84

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data. This information has been derived from and should be read in conjunction with our audited financial statements included under Part II, Item 8 of this annual report, which presents our audited balance sheets as of December 31, 2019 and 2018 and related consolidated statements of operations, cash flows and shareholders’ equity for the three years ended December 31, 2019, 2018 and 2017, respectively. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of operations data:
Revenues:
Marketing	$1,748,056	$1,694,437	$1,267,275	$1,043,775	$1,875,885
Transportation	63,191	55,776	53,358	52,355	63,331
Oil and natural gas (1)	—	—	1,427	3,410	5,063
Total revenues	1,811,247	1,750,213	1,322,060	1,099,540	1,944,279

Costs and expenses:
Marketing	1,723,216	1,681,045	1,247,763	1,016,733	1,841,893
Transportation	53,392	48,169	48,538	45,154	52,076
Oil and natural gas (1)	—	—	948	2,084	6,931
Oil and natural gas property impairments (2)	—	—	3	313	12,082
General and administrative	10,198	8,937	9,707	10,410	9,939
Depreciation, depletion and amortization	16,641	10,654	13,599	18,792	23,717

Operating earnings (losses)	7,800	1,408	1,502	6,054	(2,359)

Loss on deconsolidation of subsidiary (1)	—	—	(3,505)	—	—
Impairment of investment in unconsolidated
affiliate (3)	—	—	(2,500)	—	—
Gain on dissolution of investment (4)	573	—	—	—	—
Interest income (expense), net	2,130	2,046	1,076	580	314

Earnings (losses) from continuing operations	10,503	3,454	(3,427)	6,634	(2,045)

Income tax (provision) benefit	(2,296)	(509)	2,945	(2,691)	770

Earnings (losses) before investment in
unconsolidated affiliate	8,207	2,945	(482)	3,943	(1,275)

Losses from investment in unconsolidated
affiliate, net of tax (5)	—	—	—	(1,430)	—
Net (losses) earnings	$8,207	$2,945	$(482)	$2,513	$(1,275)

Earnings (losses) per share:
From continuing operations	$1.94	$0.70	$(0.11)	$0.94	$(0.30)
From investment in unconsolidated
affiliate	—	—	—	(0.34)	—
Basic and diluted earnings (losses)
per share	$1.94	$0.70	$(0.11)	$0.60	$(0.30)

Dividends per common share	$0.94	$0.88	$0.88	$0.88	$0.88

	December 31,
	2019	2018	2017	2016	2015
Balance sheet data:
Cash and cash equivalents	$112,994	$117,066	$109,393	$87,342	$91,877
Total assets	330,842	278,870	282,704	246,872	243,215
Long-term debt	—	—	—	—	—
Shareholders’ equity	151,641	146,598	147,119	151,312	152,510
Dividends on common shares	3,976	3,711	3,711	3,711	3,712
________________________
(1)During 2017, we deconsolidated our upstream crude oil and natural gas exploration and production subsidiary, Adams Resources Exploration Company (“AREC”) upon its bankruptcy filing. We recognized an impairment related to the bankruptcy, deconsolidation and sale of substantially all of the assets of AREC during 2017.
(2)During 2015, we recognized an impairment of $10.3 million on producing properties, and an impairment of $1.8 million on non-producing properties.
(3)During 2017, we recognized an impairment on our medical investment in VestaCare.
(4)During 2019, we recognized a gain related to the dissolution of our investment in AREC.
(5)During 2016, we recognized losses and an impairment on our medical investment in Bencap LLC (“Bencap”). Other than our remaining ownership interest in VestaCare, we have no other medical-related investments, and we currently do not have any plans to pursue additional medical-related investments.

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

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. We exited the upstream crude oil and natural gas exploration and production business during 2017 with the sale of our upstream crude oil and natural gas exploration and production assets. See Note 10 in the Notes to Consolidated Financial Statements for further information regarding our business segments.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	Change (1)	2017	Change (1)

Revenues	$1,748,056	$1,694,437	3.2%	$1,267,275	33.7%
Operating earnings	16,099	7,008	129.7%	11,700	(40.1%)
Depreciation and amortization	8,741	6,384	36.9%	7,812	(18.3%)
Driver compensation	22,754	14,567	56.2%	13,058	11.6%
Insurance	7,772	6,248	24.4%	4,509	38.6%
Fuel	8,979	7,435	20.8%	5,278	40.9%
____________________
(1)Represents the percentage increase (decrease) from the prior year.

Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Field level purchase volumes – per day (1) (2)
Crude oil – barrels	107,383	79,361	67,447

Average purchase price
Crude oil – per barrel	$56.28	$64.53	$49.88
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.
(2)Effective October 1, 2018, in connection with the Red River acquisition, we entered into a new revenue contract to purchase crude oil. The 2018 amount includes the additional volumes purchased during the fourth quarter of 2018.

2019 compared to 2018. Crude oil marketing revenues increased by $53.6 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of higher crude oil volumes, which increased revenues by approximately $456.1 million, partially offset by a decrease in the market price of crude oil, which decreased revenues by approximately $402.5 million. The average crude oil price received was $64.53 for 2018, which decreased to $56.28 for 2019. Volumes increased approximately 28,000 barrels per day during the year ended December 31, 2019 as compared to 2018 primarily as a result of the acquisition of a trucking company that owned approximately 113 tractors and 126 trailers operating in the Red River area in North Texas and South Central Oklahoma (the “Red River acquisition”) on October 1, 2018. The purchase price for Red River volumes is based on a contractual price for volumes in North Texas and Oklahoma, which has been slightly lower than the purchase price for legacy volumes. Revenues from legacy volumes are based upon the market price in our other market areas, primarily in the Gulf Coast.

Our crude oil marketing operating earnings for the year ended December 31, 2019 increased by $9.1 million as compared to 2018, primarily as a result of inventory liquidation gains of $3.7 million in 2019 as compared to inventory valuation losses of $5.4 million in 2018 (as shown in the following table) and increases in crude oil volumes in 2019, partially offset by a decrease in the average market price of crude oil. During 2019, volumes increased as activity in certain marketing areas increased primarily as a result of increased wellhead purchases.

Driver compensation increased by $8.2 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of an increase in the number of drivers in 2019 as compared to 2018 due to the Red River acquisition on October 1, 2018. In connection with the Red River acquisition, we hired over one hundred additional drivers.

Insurance costs increased by $1.5 million during the year ended December 31, 2019 as compared to 2018, primarily due to a higher driver count and additional miles driven in 2019, including as a result of the Red River acquisition in 2018. Fuel costs increased by $1.5 million during the year ended December 31, 2019 as compared to 2018 consistent with the higher driver count in the current year and additional miles driven, primarily as a result of the additional drivers hired for the Red River assets.

Depreciation and amortization expense increased by $2.4 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of the acquisition of the Red River assets, consisting of approximately 113 tractors and 126 trailers on October 1, 2018, which resulted in an increase in depreciation expense. In addition, we purchased 43 new tractors and other field equipment during 2019, and retired 48 tractors.

2018 compared to 2017. Crude oil marketing revenues increased by $427.2 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $172.8 million, and higher crude oil volumes, which increased revenues by approximately $254.4 million. The average crude oil price received was $49.88 for 2017, which increased to $64.53 for 2018. On October 1, 2018, we acquired trucking assets in the Red River area of North Texas and South Central Oklahoma, and subsequently entered into a new revenue agreement, which increased our crude oil volumes during the fourth quarter of 2018.

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

Driver compensation increased by $1.5 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of the increase in crude oil marketing volumes in 2018. Insurance costs increased by $1.7 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of higher insurance costs during 2018, including higher insurance as a result of the Red River acquisition in 2018. Fuel costs increased by $2.2 million during the year ended December 31, 2018 as compared to 2017 consistent with increased marketing volumes and higher crude oil prices during 2018, and an increase in the price of diesel fuel during 2018 as compared to 2017.

Depreciation and amortization expense decreased by $1.4 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of certain tractors, trailers and other field equipment being fully depreciated during 2017.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

As reported segment operating earnings (1)	$16,099	$7,008	$11,700
Add (subtract):
Inventory liquidation gains	(3,749)	—	(3,372)
Inventory valuation losses	—	5,363	—
Derivative valuation (gains) losses	24	(2)	27
Field level operating earnings (2)	$12,374	$12,369	$8,355
____________________
(1)Segment operating earnings included inventory liquidation gains of $3.7 million and $3.3 million, respectively, for the years ended December 31, 2019 and 2017, and inventory valuation losses of $5.4 million for the year ended December 31, 2018.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales points. Field level operating earnings increased during the year ended December 31, 2019 as compared to 2018, primarily due to higher revenues resulting from higher crude oil volumes, partially offset by a decrease in the market price of crude oil.

Field level operating earnings increased during the year ended December 31, 2018 as compared to 2017, primarily due to higher revenues resulting from an increase in the market price of crude oil, higher crude oil volumes and improved market conditions.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels and price per barrel):

	December 31,
	2019		2018		2017
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	426,397	$61.93	415,523	$54.82	198,011	$61.57

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Item 1A. Risk Factors.”

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	Change (1)	2017	Change (1)

Revenues	$63,191	$55,776	13.3%	$53,358	4.5%
Operating earnings (losses)	$1,899	$3,337	(43.1%)	$(544)	(713.4%)
Depreciation and amortization	$7,900	$4,270	85.0%	$5,364	(20.4%)
Driver commissions	$10,774	$11,680	(7.8%)	$11,546	1.2%
Insurance	$5,938	$4,716	25.9%	$5,452	(13.5%)
Fuel	$6,279	$6,988	(10.1%)	$6,401	9.2%
Maintenance expense	$3,849	$5,347	(28.0%)	$6,061	(11.8%)
Mileage (000s)	20,535	19,177	7.1%	21,836	(12.2%)
____________________
(1)Represents the percentage increase (decrease) from the prior year.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Total transportation revenue	$63,191	$55,776	$53,358
Diesel fuel cost	(6,279)	(6,988)	(6,401)
Revenues, net of fuel cost (1)	$56,912	$48,788	$46,957
____________________
(1)Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

2019 compared to 2018. Transportation revenues increased $7.4 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of the EH Transport asset acquisition (see Note 7 in the Notes to Consolidated Financial Statements), increased miles traveled in 2019, and higher transportation rates in full effect in 2019 as a result of negotiations during 2018 with customers. Revenues, net of fuel cost, increased by $8.1 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of the higher transportation revenues and miles traveled during 2019. Although the overall market has softened from 2018 levels, transportation activity has continued to increase for our transportation segment as we continue to pursue our strategy of streamlining operations and diversifying offerings in our transportation segment. We continue to work with customers to maintain our increased transportation rates as well as streamline operations in low margin areas.

Our transportation operating earnings for the year ended December 31, 2019 decreased by $1.4 million as compared to 2018, primarily due to higher depreciation and amortization expense related to the EH Transport asset acquisition and new assets placed into service and higher insurance expense as a result of more miles traveled during the current year, partially offset by higher revenues as noted above, and lower other operating expenses.

Fuel costs decreased by $0.7 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of an decrease in the price of diesel during 2019 as compared to 2018, partially offset by an increase in miles traveled. Depreciation and amortization expense increased by $3.6 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of the acquisition of the assets of EH Transport during the second quarter of 2019 and the purchase of new tractors in 2018 and 2019. Maintenance expense decreased $1.5 million during the year ended December 31, 2019 as compared to 2018, as a result of the purchase of new tractors and the retirement of older tractors, as the age of our fleet has decreased.

2018 compared to 2017. Transportation revenues increased $2.4 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of a new transportation agreement entered into in January 2018 and higher transportation rates in 2018. Revenues, net of fuel cost, increased by $1.8 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of higher revenues in 2018, partially offset by an increase in the price of diesel fuel and lower miles traveled during 2018.

Our transportation operating earnings for the year ended December 31, 2018 increased by $3.9 million as compared to 2017, primarily due to higher revenues as noted above, partially offset by higher other operating expenses and higher fuel costs as a result of an increase in the price of diesel in 2018.

Fuel costs increased by $0.6 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of an increase in the price of diesel during 2018 as compared to 2017, partially offset by a decrease in miles traveled. Depreciation and amortization expense decreased by $1.1 million during the year ended December 31, 2018 as compared to 2017, primarily as a result of certain tractors, trailers and field equipment being fully depreciated during 2017, partially offset by the purchase of new tractors in the second, third and fourth quarters of 2018, which will result in increased depreciation expense in future periods. Maintenance expense decreased $0.7 million during the year ended December 31, 2018 as compared to 2017, as a result of the purchase of new tractors and the retirement of older tractors, as the age of our fleet has decreased.

Our operating results for 2017 were also adversely impacted by Hurricane Harvey, which affected the Gulf Coast area in late August and early September of 2017, resulting in decreased revenues and lower mileage during 2017.

Equipment additions and retirements for the transportation fleet were as follows for the periods indicated:

Year Ended December 31,
	2019	2018	2017

New tractors purchased (1)	151 units	60 units	—
Tractors retired (1)	107 units	67 units	21 units
New trailers purchased (1)	77 units	—	—
Trailers retired	20 units	12 units	—
________________
(1)2019 amounts do not include 39 tractors and 51 trailers purchased in connection with the EH Transport acquisition in May 2019. Of the 39 tractors purchased as part of the EH Transport acquisition, 35 tractors have been retired and are not included in the number of units noted in the table.

The sales of retired equipment produced gains of approximately $0.5 million, $0.8 million and less than $0.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Our customers are primarily in the domestic petrochemical industry. Customer demand is affected by low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals. During 2017, the competitive landscape in the transportation sector remained difficult and led to lower revenues in this segment. During late 2017, we saw an increase in customer demand for chemical tank trucking, and we worked to capture those opportunities. During 2018, we began a strategy of streamlining operations and diversifying offerings in our transportation segment. We have continued to work with customers to increase our transportation rates as well as streamlining operations in low margin areas.

Crude Oil and Natural Gas

Prior to AREC’s bankruptcy filing, our upstream crude oil and natural gas exploration and production segment revenues and operating earnings were primarily a function of crude oil and natural gas prices and volumes. We accounted for our upstream operations under the successful efforts method of accounting. As a result of AREC’s bankruptcy filing in April 2017 and our loss of control of this subsidiary, we deconsolidated AREC effective with its bankruptcy filing and recorded our investment in AREC under the cost method of accounting. Our results for 2017 for this segment are only for the period from January 1, 2017 through April 30, 2017, the period in which AREC was consolidated.

Our upstream crude oil and natural gas exploration and production segment revenues, operating earnings and selected costs were as follows for the period from January 1, 2017 through April 30, 2017 (in thousands):

Revenues	$1,427
Operating earnings	53
Depreciation and depletion	423
Prospect impairments	3

Volume and price information were as follows for the period from January 1, 2017 through April 30, 2017 (volumes in thousands):

Crude oil:
Volume – barrels	11,643
Average price per barrel	$49.44

Natural gas:
Volume – Mcf	189,488
Average price per Mcf	$2.86

Natural gas liquids:
Volume – barrels	11,204
Average price per barrel	$26.77

During the period from January 1, 2017 through April 30, 2017, we participated in the drilling of six wells in the Permian Basin and one well in the Haynesville Shale with no dry holes.

Capitalized crude oil and natural gas property costs were amortized in expense as the underlying crude oil and natural gas reserves were produced (units-of-production method).

General and Administrative Expense

General and administrative expenses increased by $1.3 million during the year ended December 31, 2019 as compared to 2018, primarily due to the receipt in 2018 of approximately $0.6 million in insurance proceeds related to Hurricane Harvey insurance claims, which reduced expenses in the prior year, and higher outside service fees, audit fees and personnel costs in 2019, partially offset by lower insurance costs and legal fees.

General and administrative expenses decreased by $0.8 million during the year ended December 31, 2018 as compared to 2017, primarily due to the receipt in 2018 of approximately $0.6 million in insurance proceeds related to Hurricane Harvey insurance claims, which reduced expenses, lower personnel costs in 2018, and the reversal in 2017 of certain legal accruals of approximately $0.7 million related to legal matters. 2017 also included approximately $1.0 million of additional personnel expenses related to a voluntary early retirement program for certain employees. These decreases in expenses were partially offset by an increase in expenses related to the amortization of equity awards (see Note 14 in the Notes to Consolidated Financial Statements) and an increase in legal and outside service fees in 2017.

Gain on Dissolution of Investment and Investments in Unconsolidated Affiliates

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

During 2019, we received a cash payment from AREC totaling approximately $1.0 million, related to the final settlement of its bankruptcy and dissolution. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018 and $0.6 million was recorded as a gain in our consolidated statements of operations.

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

On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018. At December 31, 2019 and 2018, we had deferred tax liabilities of approximately $6.3 million and $4.2 million, respectively.

See Note 13 in the Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

At December 31, 2019, 2018 and 2017, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	December 31,
	2019	2018	2017

Cash and cash equivalents	$112,994	$117,066	$109,393
Working capital	87,747	106,323	116,087

We believe current cash balances, together with expected cash generated from future operations, and the ease of financing tractor and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Cash provided by (used in):
Operating activities	$46,899	$31,014	$26,096
Investing activities	(36,037)	(19,135)	(216)
Financing activities	(5,673)	(4,206)	(3,829)

Operating activities. Net cash flows provided by operating activities for the year ended December 31, 2019 increased by $15.9 million when compared to 2018. This increase was primarily due to an increase in revenues and a decrease in general and administrative expenses, partially offset by increased operating expenses, and the timing of collections of accounts receivable and payments of accounts payable.

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

Early payments were as follows at the dates indicated (in thousands):

	December 31,
	2019	2018	2017

Early payments received	$54,108	$38,539	$20,078
Early payments to suppliers	—	—	6,100

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During 2019, we received several early payments from certain customers in our crude oil marketing operations. Our cash balance increased by approximately $4.1 million at December 31, 2019 relative to the year ended December 31, 2018 primarily as a result of the timing of the receipt of these early payments received during each year.

Investing activities. Net cash flows used in investing activities for the year ended December 31, 2019 increased by $16.9 million when compared to 2018. This increase was primarily due to an increase of $24.0 million in capital spending for property and equipment (see “Capital Projects” below) and a decrease of $0.2 million in insurance and state collateral refunds in 2019. These increases in net cash flows used in investing activities were partially offset by a decrease in cash paid for asset acquisitions ($5.6 million was paid in 2019 for the purchase of the EH Transport assets in May 2019 in our transportation segment while $10.3 million was paid in 2018 for the purchase of the Red River assets in October 2019 in our crude oil marketing segment (see Note 7 in the Notes to Consolidated Financial Statements for further information)), an increase of $1.6 million in cash proceeds from the sales of assets and the receipt of $1.0 million in cash proceeds related to the final settlement of AREC’s bankruptcy in 2019 (see Note 4 in the Notes to Consolidated Financial Statements for further information).

Net cash flows used in investing activities for the year ended December 31, 2018 increased by $18.9 million when compared to 2017. This increase was primarily due to the payment of $10.3 million for the purchase of Red River assets in our crude oil marketing segment (see Note 7 in the Notes to Consolidated Financial Statements for further information), an increase of $9.1 million in capital spending for property and equipment (see “Capital Projects” below) and the receipt of $2.8 million in proceeds in 2017 related to the partial settlement of AREC’s bankruptcy. These increases in net cash flows used in investing activities were partially offset by an increase of $1.9 million in insurance and state collateral refunds and an increase of $1.3 million in cash proceeds from the sales of assets.

Financing activities. Cash used in financing activities for the year ended December 31, 2019 increased by $1.5 million when compared to 2018. This increase was primarily due to an increase of $1.2 million in principal repayments made for finance lease obligations in our crude oil marketing segment for certain of our tractors and a tank storage and throughput arrangement. See “Other Items” below for information regarding our finance lease obligations. During the years ended December 31, 2019 and 2018, we paid aggregate cash dividends of $0.94 per common share, or a total of $4.0 million, and $0.88 per common share, or a total of $3.7 million, respectively.

Cash used in financing activities for the year ended December 31, 2018 increased by $0.4 million when compared to 2017. This increase was primarily due to an increase of $0.4 million in principal repayments made for finance lease obligations in our crude oil marketing segment for certain of our tractors. During each of the years ended December 31, 2018 and 2017, we paid cash dividends of $0.88 per common share, or a total of $3.7 million.

Capital Projects

We use cash from operations and existing cash balances to make discretionary investments in our crude oil marketing and transportation businesses. Capital spending for the past five years was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015

Crude oil marketing (1) (2)	$7,249	$1,540	$468	$1,321	$2,126
Transportation (3)	28,472	10,178	351	6,868	6,579
Crude oil and natural gas exploration	—	—	1,825	295	2,369
Medical management	—	—	—	4,700	—
Other	22	13	—	—	—
Capital spending	$35,743	$11,731	$2,644	$13,184	$11,074
_______________
(1)Our crude oil marketing segment amounts for the years ended December 31, 2019, 2018 and 2017, do not include approximately $4.1 million, $2.9 million and $1.8 million, respectively, of tractors acquired under finance leases.
(2)2018 amount does not include approximately $10.3 million of capital spending related to the Red River acquisition.
(3)2019 amount does not include approximately $6.4 million of capital spending related to the EH Transport acquisition.

Crude oil marketing. During 2015, 2016 and 2017, capital expenditures were primarily related to the purchase of tractors, trailers and other field equipment, and spending was reduced as a result of the low crude oil prices. During 2018, capital expenditures were primarily related to construction of a pipeline connection and a truck loading/unloading facility. During 2019, capital expenditures were primarily related to the purchase of 43 tractors and other field equipment.

Transportation. During 2015, capital expenditures were primarily related to the purchase of tractors and trailers, and during 2016, for improvements to our existing Houston terminal facility and for tractors. Spending was curtailed in 2017, and in late 2017, we began to see increased demand in our transportation segment. As a result, we began to pursue a strategy of streamlining operations and diversifying offerings in this segment. Beginning in 2018, we implemented a plan to improve the age of our transportation fleet. During 2018, we purchased 60 new tractors, and during 2019, we purchased 152 new tractors and 77 new trailers.

Crude oil and natural gas exploration and production. During 2017, we exited the crude oil and natural gas exploration and production business with the April 2017 bankruptcy filing and subsequent sale of our crude oil and natural gas assets.

Medical management. During 2016, we invested $4.7 million in two medical-related investments, Bencap and VestaCare. During 2016, we wrote off our investment in Bencap, and in February 2017, we forfeited our interest in the entity. During 2017, we wrote off our investment in VestaCare, but continue to own an approximate 15 percent equity interest in the entity. We currently do not have any plans to pursue additional medical-related investments.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2019 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Finance lease obligations (1)	$7,023	$2,426	$3,918	$679	$—
Operating lease obligations (2)	10,717	2,660	4,170	3,444	443
Purchase obligations:
Crude oil marketing — crude oil (3)	145,824	145,824	—	—	—
Crude oil marketing — tractors (4)	940	940	—	—	—
Total contractual obligations	$164,504	$151,850	$8,088	$4,123	$443
___________________
(1)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors and tank storage and throughput arrangements in our crude oil marketing segment.
(2)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3)Amount represents commitments to purchase certain quantities of crude oil substantially in January 2020 in connection with our crude oil marketing activities. These commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet these purchase obligations.
(4)Amount represents commitments to purchase six new tractors in our crude oil marketing segment.

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

Rental expense was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Rental expense	$14,662	$11,078	$12,073

Insurance

Our primary insurance needs are workers’ compensation, automobile and umbrella liability coverage for our trucking fleet and medical insurance for our employees. See Note 17 in the Notes to Consolidated Financial Statements for further information. Insurance costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Insurance costs	$14,149	$11,374	$10,438

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations or cash flows.

Related Party Transactions

For information regarding our related party transactions, see Note 11 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Recent Accounting Developments

For information regarding recent accounting developments, see Note 2 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Outlook

Our focus in 2020 will be to continue to expand our core businesses while delivering value to our shareholders. We will work to achieve positive results in markets with strong competition and margin pressures throughout all segments of our business.

Our major objectives for 2020 are as follows:

•Crude oil marketing – We look forward to naming a new President of GulfMark that will help us continue to focus on increasing margins to maximize cash flow and capturing midstream opportunities in an increasingly volatile market. In addition, we will look for opportunities to increase our trucking fleet to add to our overall ability to gather and distribute crude oil.

•Transportation – With the appointment of our new President of STC, we plan to continue to increase truck utilization, upgrade our fleet quality and enhance driver retention and recruitment. The transportation segment is uniquely positioned to take advantage of major downstream infrastructure projects that are taking place across the Gulf Coast. We plan to look for ways to expand our terminal footprint to put us in a position to better compete for new business.

•Strategic business development – Collectively with new subsidiary presidents and our newly appointed CEO, we will deploy a disciplined investment approach to growth in our two core segments and funding new growth opportunities that are adjacent and complimentary to existing operating activities.

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

Fair Value Accounting

We enter into certain forward commodity contracts that are required to be recorded at fair value, and these contracts are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during the years ended December 31, 2019, 2018 and 2017.

We utilize a market approach to valuing our commodity contracts. On a contract by contract, forward month by forward month basis, we obtain observable market data for valuing our contracts that typically have durations of less than 18 months. At December 31, 2019, all of our market value measurements were based on inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Note 2 and Note 12 in the Notes to Consolidated Financial Statements.

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

During 2019, we received a notice from the IRS regarding a proposed penalty of approximately $1.2 million for our 2017 tax year information returns. See Note 17 in the Notes to Consolidated Financial Statements for further information. At December 31, 2019, we do not believe any of our outstanding legal matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Certain forward contracts are recorded at fair value, depending on our assessments of numerous accounting standards and positions that comply with GAAP in the U.S. The fair value of these contracts is reflected in the balance sheet as fair value assets and liabilities and any revaluation is recognized on a net basis in our results of operations (see Note 2 and Note 12 in the Notes to Consolidated Financial Statements for further information).

Historically, prices received for crude oil sales have been volatile and unpredictable with price volatility expected to continue. From January 1, 2018 through December 31, 2019, our crude oil monthly average wholesale purchase costs ranged from an average low of $43.42 per barrel to a monthly average high of $74.74 per barrel during the same period. A hypothetical ten percent additional adverse change in average crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $2.7 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively.

Item 8. Financial Statements and Supplementary Data.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle

As discussed in Note 16 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification 842, Leases.

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

Houston, Texas
March 6, 2020

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$112,994	$117,066
Restricted cash	9,261	—
Accounts receivable, net of allowance for doubtful accounts of $141 and $153, respectively	94,534	85,197
Accounts receivable – related party	—	425
Inventory	26,407	22,779
Derivative assets	—	162
Income tax receivable	2,569	2,404
Prepayments and other current assets	1,559	1,557
Total current assets	247,324	229,590
Property and equipment, net	69,046	44,623
Operating lease right-of-use assets, net	9,576	—
Intangible assets, net	1,597	—
Cash deposits and other assets	3,299	4,657
Total assets	$330,842	$278,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,851	$116,068
Accounts payable – related party	5	29
Derivative liabilities	—	139
Current portion of finance lease obligations	2,167	883
Current portion of operating lease liabilities	2,252	—
Other current liabilities	7,302	6,148
Total current liabilities	159,577	123,267
Other long-term liabilities:
Asset retirement obligations	1,573	1,525
Finance lease obligations	4,376	3,209
Operating lease liabilities	7,323	—
Deferred taxes and other liabilities	6,352	4,271
Total liabilities	179,201	132,272

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares authorized, 4,235,533 and 4,217,596 shares outstanding, respectively	423	422
Contributed capital	12,778	11,948
Retained earnings	138,440	134,228
Total shareholders’ equity	151,641	146,598
Total liabilities and shareholders’ equity	$330,842	$278,870
See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Marketing	$1,748,056	$1,694,437	$1,267,275
Transportation	63,191	55,776	53,358
Oil and natural gas	—	—	1,427
Total revenues	1,811,247	1,750,213	1,322,060

Costs and expenses:
Marketing	1,723,216	1,681,045	1,247,763
Transportation	53,392	48,169	48,538
Oil and natural gas	—	—	948
Oil and natural gas property impairments	—	—	3
General and administrative	10,198	8,937	9,707
Depreciation, depletion and amortization	16,641	10,654	13,599
Total costs and expenses	1,803,447	1,748,805	1,320,558

Operating earnings	7,800	1,408	1,502

Other income (expense):
Loss on deconsolidation of subsidiary (Note 4)	—	—	(3,505)
Impairment of investment in unconsolidated affiliate (Note 4)	—	—	(2,500)
Gain on dissolution of investment (Note 4)	573	—	—
Interest income	2,766	2,155	1,103
Interest expense	(636)	(109)	(27)
Total other income (expense), net	2,703	2,046	(4,929)

(Losses) earnings before income taxes	10,503	3,454	(3,427)

Income tax (provision) benefit:
Current	(211)	427	(895)
Deferred	(2,085)	(936)	3,840
Income tax benefit (provision)	(2,296)	(509)	2,945

Net (losses) earnings	$8,207	$2,945	$(482)

Earnings (losses) per share:
Basic net (losses) earnings per common share	$1.94	$0.70	$(0.11)
Diluted net (losses) earnings per common share	$1.94	$0.70	$(0.11)

Dividends per common share	$0.94	$0.88	$0.88

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net (losses) earnings	$8,207	$2,945	$(482)
Adjustments to reconcile net (losses) earnings to net cash
provided by operating activities:
Depreciation, depletion and amortization	16,641	10,654	13,599
Gains on sales of property	(1,400)	(1,240)	(594)
Impairment of oil and natural gas properties	—	—	3
Provision for doubtful accounts	(12)	(150)	78
Stock-based compensation expense	478	255	—
Deferred income taxes	2,085	936	(3,840)
Net change in fair value contracts	23	(2)	27
Gain on dissolution of AREC	(573)	—	—
Impairment of investments in unconsolidated affiliates	—	—	2,500
Loss on deconsolidation of subsidiary	—	—	3,505
Changes in assets and liabilities:
Accounts receivable	(8,373)	36,350	(34,935)
Accounts receivable/payable, affiliates	(24)	24	271
Inventories	(3,628)	(10,587)	878
Income tax receivable	(165)	(1,087)	1,418
Prepayments and other current assets	(2)	(293)	831
Accounts payable	31,795	(10,252)	44,790
Accrued liabilities	1,154	1,744	(991)
Other	693	1,717	(962)
Net cash provided by operating activities	46,899	31,014	26,096

Investing activities:
Property and equipment additions	(35,743)	(11,731)	(2,644)
Asset acquisitions	(5,624)	(10,272)	—
Proceeds from property sales	3,680	2,038	720
Proceeds from sales of AREC assets	—	—	2,775
Proceeds from dissolution of AREC	998	—	—
Insurance and state collateral (deposits) refunds	652	830	(1,067)
Net cash used in investing activities	(36,037)	(19,135)	(216)

Financing activities:
Principal repayments of finance lease obligations	(1,697)	(495)	(118)
Dividends paid on common stock	(3,976)	(3,711)	(3,711)
Net cash used in financing activities	(5,673)	(4,206)	(3,829)

Increase in cash and cash equivalents, including restricted cash	5,189	7,673	22,051
Cash and cash equivalents, including restricted cash, at beginning of period	117,066	109,393	87,342
Cash and cash equivalents, including restricted cash, at end of period	$122,255	$117,066	$109,393
See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2017	$422	$11,693	$139,197	$151,312
Net losses	—	—	(482)	(482)
Dividends declared:
Common stock, $0.88 per share	—	—	(3,711)	(3,711)
Balance, December 31, 2017	422	11,693	135,004	147,119
Net earnings	—	—	2,945	2,945
Stock-based compensation expense	—	255	—	255
Dividends declared:
Common stock, $0.88 per share	—	—	(3,711)	(3,711)
Awards under LTIP, $0.44 per share	—	—	(10)	(10)
Balance, December 31, 2018	422	11,948	134,228	146,598
Net earnings	—	—	8,207	8,207
Stock-based compensation expense	—	478	—	478
Issuance of common shares for acquisition	1	391	—	392
Cancellation of shares withheld to cover taxes upon vesting of restricted awards	—	(39)	—	(39)
Dividends declared:
Common stock, $0.94 per share	—	—	(3,976)	(3,976)
Awards under LTIP, $0.94 per share	—	—	(19)	(19)
Balance, December 31, 2019	$423	$12,778	$138,440	$151,641

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

As a result of AREC’s voluntary bankruptcy filing in April 2017, we no longer controlled the operations of AREC; therefore, we deconsolidated AREC effective with the bankruptcy filing and recorded our investment in AREC under the cost method (see Note 4 for further information). We obtained approval of a confirmed plan in December 2017, and the case was dismissed in October 2018. Over the past few years prior to the bankruptcy filing, we have de-emphasized our upstream operations and do not expect this Chapter 11 filing by AREC to have a material adverse impact on any of our core businesses.

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

Our allowance for doubtful accounts is determined based on specific identification combined with a review of the general status of the aging of all accounts. We consider the following factors in our review of our allowance for doubtful accounts: (i) historical experience with customers, (ii) the perceived financial stability of customers based on our research, (iii) the levels of credit we grant to customers, and (iv) the duration of the receivable. We may increase the allowance for doubtful accounts in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties. On a routine basis, we review estimates associated with the allowance for doubtful accounts to ensure that we have recorded sufficient reserves to cover potential losses. See Note 18 for further information regarding credit risk.

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	December 31,
	2019	2018	2017

Balance at beginning of period	$153	$303	$225
Charges to costs and expenses	26	43	137
Deductions	(38)	(193)	(59)
Balance at end of period	$141	$153	$303

Cash, Cash Equivalents and Restricted Cash

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted cash represented an amount held in a segregated bank account by Wells Fargo as collateral for amounts outstanding under our letter of credit facility prior to its termination. In June 2019, the amount of outstanding letters of credit under our letter of credit facility exceeded the borrowing base as defined in the letter of credit facility agreement. As a result, we were required to deposit cash with the lender as security for the outstanding letters of credit. See “Letter of Credit Facility” within this Note 2 for further information. Our borrowing base was based on our net receivable balance, and due to customer prepayments, our borrowing base as outlined in the letter of credit facility did not fully support the outstanding letters of credit that had been issued. As a result, on July 1, 2019, we canceled the letter of credit facility, and secured the outstanding letters of credit with our restricted cash balance.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the consolidated balance sheets that totals to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018

Cash and cash equivalents	$112,994	$117,066
Restricted cash	9,261	—
Total cash, cash equivalents and restricted cash shown in the
consolidated statements of cash flows	$122,255	$117,066

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, December 31, 2017 and 2018	4,217,596
Issuance of shares in acquisition (see Note 7)	11,145
Vesting of restricted stock unit awards (see Note 14)	7,604
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(883)
Other	71
Balance, December 31, 2019	4,235,533

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share

Basic earnings (losses) per share is computed by dividing our net earnings (losses) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (losses) per share is computed by giving effect to all potential shares of common stock outstanding, including our stock related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 14 for further discussion).

A reconciliation of the calculation of basic and diluted earnings (losses) per share was as follows for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Earnings (losses) per share – numerator:
Net (losses) earnings	$8,207	$2,945	$(482)

Denominator:
Basic weighted average number of shares outstanding	4,228	4,218	4,218
Basic earnings (losses) per share	$1.94	$0.70	$(0.11)

Diluted earnings (losses) per share:

Diluted weighted average number of shares outstanding:
Common shares	4,228	4,218	4,218
Restricted stock unit awards (1)	5	—	—
Performance share unit awards (2)	—	—	—
Total	4,233	4,218	4,218

Diluted earnings (losses) per share	$1.94	$0.70	$(0.11)
_______________
(1)The dilutive effect of restricted stock unit awards for the year ended December 31, 2018 is de minimis.
(2)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. The performance conditions for the performance share unit awards granted in 2018 and 2019 were achieved as of December 31, 2018 and 2019, respectively. For the years ended December 31, 2019 and 2018, the effects of the performance share awards on earning per share were anti-dilutive.

Employee Benefits

We maintain a 401(k) savings plan for the benefit of our employees. We do not maintain any other pension or retirement plans. Our 401(k) plan contributory expenses were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Contributory expenses	$1,117	$808	$734

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

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any of the current reporting periods (see Note 12 for further information).

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Testing for Long-Lived Assets

Long-lived assets (primarily property and equipment and intangible assets) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values. The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset’s carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded. Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques. See Note 12 for information regarding impairment charges related to long-lived assets.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of such items and their respective tax basis (see Note 13 for further information). On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018, which impacts our income tax provision or benefit.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses on our consolidated statements of operations. During the year ended December 31, 2018, we recorded a charge of $5.4 million related to the write-down of our crude oil inventory due to declines in prices. There were no charges recognized during the years ended December 31, 2019 and 2017.

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

Our borrowing base was based on our net receivable balance, and due to customer prepayments, our borrowing base as outlined in the letter of credit facility did not fully support the outstanding letters of credit that have been issued. As a result, on July 1, 2019, we canceled the letter of credit facility, and secured the outstanding letters of credit with our restricted cash balance. No further performance obligations exist under the facility effective with its termination.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. In November 2018, the FASB issued ASU 2018-19, which clarifies the scope of the standard in the amendments in ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provides entities with an option to irrevocably elect the fair value option for certain financial instruments. The new standard is effective as of January 1, 2020, and we adopted this standard effective January 1, 2020. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements or on our disclosures.

Stock-Based Compensation

We measure all share-based payment awards, including the issuance of restricted stock unit awards and performance share unit awards to employees and board members, using a fair-value based method. The cost of services received from employees and non-employee board members in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date and is amortized on a straight-line basis over the requisite service period. The fair value of restricted stock unit awards and performance share unit awards is based on the closing price of our common stock on the grant date. We account for forfeitures as they occur. See Note 14 for additional information regarding our 2018 LTIP.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Year Ended December 31, 2019
Revenues from contracts with customers	$1,555,393	$63,191	$1,618,584
Other (1)	192,663	—	192,663
Total revenues	$1,748,056	$63,191	$1,811,247

Timing of revenue recognition:
Goods transferred at a point in time	$1,555,393	$—	$1,555,393
Services transferred over time	—	63,191	63,191
Total revenues from contracts with customers	$1,555,393	$63,191	$1,618,584

Year Ended December 31, 2018
Revenues from contracts with customers	$1,580,997	$55,776	$1,636,773
Other (1)	113,440	—	113,440
Total revenues	$1,694,437	$55,776	$1,750,213

Timing of revenue recognition:
Goods transferred at a point in time	$1,580,997	$—	$1,580,997
Services transferred over time	—	55,776	55,776
Total revenues from contracts with customers	$1,580,997	$55,776	$1,636,773
_______________
(1)Other crude oil marketing revenues are recognized under ASC 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Crude Oil Marketing Revenue

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Revenue gross-up	$859,091	$448,846	$203,095

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 1, 2017, a hearing was held before the Bankruptcy Court seeking approval of asset purchase and sales agreements under Section 363 of the Bankruptcy Code with three unaffiliated parties to purchase AREC’s crude oil and natural gas assets for aggregate cash proceeds of approximately $5.2 million. The Bankruptcy Court approved the asset purchase and sales agreements, and we sold these assets during the third quarter of 2017.

In October 2017, AREC submitted its liquidation plan to the Bankruptcy Court for approval. In connection with the sales of these assets and submission of the liquidation plan, we recognized an additional loss of $1.9 million during the third quarter of 2017, which represented the difference between the proceeds we expected to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment. In December 2017, we received proceeds of approximately $2.8 million from AREC related to the settlement of a portion of the bankruptcy process. The bankruptcy case was dismissed during October 2018. During 2019, we received a cash payment from AREC totaling approximately $1.0 million, related to the final settlement of its bankruptcy and dissolution. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018, and $0.6 million was recorded as a gain in our consolidated statements of operations.

DIP Financing – Related Party Relationship

In connection with the bankruptcy filing, AREC entered into a Debtor in Possession Credit and Security Agreement with AE (“DIP Credit Agreement”) dated as of April 25, 2017, in an aggregate amount of up to $1.25 million, of which the funds were to be used by AREC solely to fund operations through August 11, 2017. Loans under the DIP Credit Agreement accrued interest at a rate of LIBOR plus 2.0 percent per annum. AREC borrowed approximately $0.4 million under the DIP Credit Agreement, and the amount was repaid during the third quarter of 2017 with proceeds from the sales of the assets.

Note 5. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	December 31,
	2019	2018

Insurance premiums	$473	$677
Rents, licenses and other	1,086	880
Total	$1,559	$1,557

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	December 31,
	in Years	2019	2018

Tractors and trailers (1)	5 – 6	$115,693	$96,523
Field equipment (2)	2 – 5	25,094	20,725
Buildings	5 – 39	16,055	15,746
Office equipment	2 – 5	1,951	1,863
Land		1,790	1,790
Construction in progress		3,661	2,794
Total		164,244	139,441
Less accumulated depreciation		(95,198)	(94,818)
Property and equipment, net		$69,046	$44,623
______________
(1)Amounts include tractors held under finance leases in our crude oil marketing segment. At December 31, 2019 and 2018, gross property and equipment associated with these assets held under finance leases were $5.5 million and $4.7 million, respectively. Accumulated amortization associated with these assets held under finance leases were $1.7 million and $0.7 million at December 31, 2019 and 2018, respectively (see Note 16 for further information).
(2)2019 amount includes a tank storage and throughput arrangement in our crude oil marketing segment held under a finance lease. Gross property and equipment associated with these assets held under a finance lease at December 31, 2019 was $3.3 million. Accumulated amortization associated with these assets held under a finance lease at December 31, 2019 was $0.7 million (see Note 16 for further information).

Components of depreciation, depletion and amortization expense were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation, depletion and amortization, excluding amounts
under finance leases	$14,833	$10,112	$13,478
Amortization of property and equipment under finance leases	1,808	542	121
Total depreciation, depletion and amortization	$16,641	$10,654	$13,599

Gains on Sales of Assets

We sold certain used tractors, trailers and other equipment and recorded net pre-tax gains as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Gains on sales of used tractors, trailers and equipment	$1,400	$1,240	$594

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Retirement Obligations

We record AROs for the estimated retirement costs associated with certain tangible long-lived assets. The estimated fair value of AROs are recorded in the period in which they are incurred and the corresponding cost is capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the asset. If the liability is settled for an amount other than the recorded amount, an increase or decrease to expense is recognized. The following table reflects a summary of our AROs for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

ARO liability at beginning of year	$1,525	$1,273	$2,329
Liabilities incurred	17	252	18
Accretion of discount	48	36	58
Liabilities settled	(17)	(36)	(261)
Deconsolidation of subsidiary (1)	—	—	(871)
ARO liability at end of year	$1,573	$1,525	$1,273
_______________
(1)Relates to our upstream crude oil and natural gas exploration and production subsidiary that was deconsolidated in April 2017 as a result of its bankruptcy filing (see Note 4 for further information).

Note 7. Asset Acquisitions

EH Transport

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

This acquisition added approximately 39 tractors and 51 trailers to our existing transportation fleet, and these assets were included in our transportation segment. This acquisition added new customers and new product lines to our transportation segment portfolio, which allows us to grow into new markets. As a result of the acquisition, in addition to general chemical products, we transport liquefied petroleum gas, asphalt and bleach for customers.

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

The discounted cash flow analysis used to estimate the fair value of the EH Transport customer relationships relied on Level 3 fair value inputs. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date. With respect to the EH Transport customer relationships, the Level 3 inputs include the rate of retention of the current customers of EH Transport as of the valuation date, our transportation segment’s historical customer retention rate and projected future revenues associated with the customers. The EH Transport customers expected to remain with us after the transaction were included in the valuation of the customer relationships. We are amortizing the customer relationship intangible assets over a period of seven years, using a modified straight-line approach.

During the year ended December 31, 2019, we recorded $0.2 million of amortization expense related to these intangible assets. The following table presents our forecast of amortization expense associated with these intangible assets for the years indicated (in thousands):

	2020	2021	2022	2023	2024

Amortization expense	$302	$283	$263	$244	$227

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purchase and sale agreement includes a contingent consideration arrangement that requires us to pay the former owner of the assets up to a quarterly maximum amount of $146,875 (undiscounted) plus interest for the first four quarters following the closing date of the acquisition. The amount to be paid is based upon the number of qualified truck drivers that are employed by us at the end of each quarter. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $587,500. The fair value of the contingent consideration arrangement of $0.4 million was estimated by applying an income valuation approach, which is based on Level 3 inputs, including the number of qualified truck drivers we expect will be employed at each payment date. At December 31, 2019, we had a remaining accrual of $0.2 million related to this contingent consideration arrangement, which was included in other current liabilities.

Red River

On October 1, 2018, we completed the purchase of a trucking company for $10.0 million that owned approximately 113 tractors and 126 trailers operating in the Red River area in North Texas and South Central Oklahoma. This acquisition was included in our crude oil marketing segment from the date of the acquisition. We incurred approximately $0.3 million of acquisition costs in connection with this acquisition, which was included in the allocation of the purchase price to the assets acquired. The purchase price of approximately $10.3 million was allocated on October 1, 2018 as follows (in thousands):

Tractors	$4,799
Trailers	4,901
Field equipment	381
Materials and supplies	191
Total purchase price	$10,272

Note 8. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	December 31,
	2019	2018

Amounts associated with liability insurance program:
Insurance collateral deposits	$1,233	$1,453
Excess loss fund	943	1,916
Accumulated interest income	609	788
Other amounts:
State collateral deposits	37	57
Materials and supplies	477	443
Total	$3,299	$4,657

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Investments in Unconsolidated Affiliates

At December 31, 2019, we had no remaining balances in our medical-related investments. We currently do not have any plans to pursue additional medical-related investments.

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

Under the terms of the investment agreement, Bencap had the option to request borrowings from us of up to $1.5 million (on or after December 5, 2016 but before October 31, 2018) that we were required to provide or forfeit our 30 percent member interest. During 2016, we determined that we were unlikely to provide additional funding due to Bencap’s lower than projected revenue growth and operating losses since investment inception. We completed a review of our equity method investment in Bencap during 2016 and determined that there was an other than temporary impairment. During 2016, we recognized an after-tax net loss of $1.4 million to write-off our investment in Bencap, which consisted of a pre-tax impairment charge of approximately $1.7 million, pre-tax losses from the equity method investment of $0.5 million and an income tax benefit of $0.8 million. In February 2017, in accordance with the terms of the investment agreement, Bencap requested additional funding of approximately $0.5 million from us. We declined the additional funding request and as a result, forfeited our 30 percent member interest in Bencap. At December 31, 2019, we had no further ownership interest in Bencap.

VestaCare

In April 2016, ARMM acquired an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), for a $2.5 million cash payment. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s most recent product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We account for this investment under the cost method of accounting. During 2017, we reviewed our investment in VestaCare and determined that the current projected operating results did not support the carrying value of the investment. As a result, during the third quarter of 2017, we recognized an impairment charge of $2.5 million to write-off our investment in VestaCare. At December 31, 2019, we continue to own an approximate 15 percent equity interest in VestaCare.

AREC

As a result of AREC’s voluntary bankruptcy filing in April 2017 and our loss of control of this subsidiary, we deconsolidated AREC in April 2017, and we recorded our investment in this subsidiary under the cost method of accounting. During the second quarter of 2017, we recorded a non-cash charge of approximately $1.6 million associated with the deconsolidation of AREC, which reflected the excess of the net assets of AREC over its estimated fair value based on the expected sales transaction price, net of estimated transaction costs. During the third quarter of 2017, as a result of the sale of substantially all of AREC’s assets, we recognized an additional loss of $1.9 million, which represented the difference between the net proceeds we expected to be paid upon settlement of the bankruptcy, net of anticipated remaining closing costs identified as part of the liquidation plan, and the book value of our cost method investment. In December 2017, we received proceeds of approximately $2.8 million from AREC related to the settlement of a portion of the bankruptcy process. The bankruptcy case was dismissed during October 2018. During 2019, we received a cash payment from AREC totaling approximately $1.0 million, related to the final settlement of its bankruptcy and dissolution. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018, and $0.6 million was recorded as a gain in our consolidated statements of operations.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Segment Reporting

Historically, our three reporting segments have been: (i) crude oil marketing, transportation and storage, (ii) tank truck transportation of liquid chemicals and dry bulk, and (iii) upstream crude oil and natural gas exploration and production. Our upstream crude oil and natural gas exploration and production wholly owned subsidiary filed for bankruptcy in April 2017 (see Note 4 for further information), and as a result of our loss of control of the wholly owned subsidiary, AREC was deconsolidated and was accounted for under the cost method of accounting. AREC remained a reportable segment until its deconsolidation, effective April 30, 2017.

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Oil and Gas and Other (1)	Total

Year Ended December 31, 2019
Revenues	$1,748,056	$63,191	$—	$1,811,247
Segment operating (losses) earnings (2)	16,099	1,899	—	17,998
Depreciation, depletion and amortization	8,741	7,900	—	16,641
Property and equipment additions (4)	7,249	28,472	22	35,743

Year Ended December 31, 2018
Revenues	$1,694,437	$55,776	$—	$1,750,213
Segment operating (losses) earnings (2)	7,008	3,337	—	10,345
Depreciation, depletion and amortization	6,384	4,270	—	10,654
Property and equipment additions (4) (5)	1,540	10,178	13	11,731

Year Ended December 31, 2017
Revenues	$1,267,275	$53,358	$1,427	$1,322,060
Segment operating (losses) earnings (2) (3)	11,700	(544)	53	11,209
Depreciation, depletion and amortization	7,812	5,364	423	13,599
Property and equipment additions	468	351	1,825	2,644
_________________
(1)Amounts presented for the year ended December 31, 2017 are related to our upstream crude oil and natural gas exploration and production segment prior to its deconsolidation.
(2)Our crude oil marketing segment’s operating earnings included inventory liquidation gains of $3.7 million and $3.3 million, respectively, for the years ended December 31, 2019 and 2017, and inventory valuation losses of $5.4 million for the year ended December 31, 2018.
(3)Segment operating (losses) earnings for the year ended December 31, 2017 includes approximately $0.4 million of costs related to a voluntary early retirement program that was implemented in August 2017.
(4)Our crude oil marketing segment’s property and equipment additions do not include approximately $4.1 million, $2.9 million and $1.8 million of assets acquired under finance leases during the years ended December 31, 2019, 2018 and 2017, respectively. See Note 16 for further information.
(5)During the years ended December 31, 2019 and 2018, we had $22 thousand and $13 thousand, respectively, of property and equipment additions for leasehold improvements at our corporate headquarters, which is not attributed or allocated to any of our reporting segments.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation, depletion and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Segment operating earnings	$17,998	$10,345	$11,209
General and administrative (1)	(10,198)	(8,937)	(9,707)
Operating earnings	7,800	1,408	1,502
Loss on deconsolidation of subsidiary	—	—	(3,505)
Impairment of investment in unconsolidated affiliate	—	—	(2,500)
Gain on dissolution of investment	573	—	—
Interest income	2,766	2,155	1,103
Interest expense	(636)	(109)	(27)
(Losses) earnings before income taxes	$10,503	$3,454	$(3,427)
_______________
(1)General and administrative expenses for the year ended December 31, 2017 included approximately $1.0 million of costs related to a voluntary early retirement program we implemented in August 2017.

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	December 31,
	2019	2018	2017

Reporting segment:
Marketing	$141,402	$119,370	$134,745
Transportation	58,483	34,112	29,069
Oil and Gas (1)	—	—	425
Cash and other	130,957	125,388	118,465
Total assets	$330,842	$278,870	$282,704
____________________
(1)At December 31, 2017, amount represents our remaining cost method investment in this segment. See Note 4 for further information.

There were no intersegment sales during the years ended December 31, 2019 and 2018, and intersegment sales during the year ended December 31, 2017 were insignificant. Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA Industries, Inc., which is an affiliated entity.

We utilized our former affiliate, Bencap, to administer certain of our employee medical benefit programs including a detail audit of individual medical claims (see Note 9 for further information). Bencap earned a fee from us for providing these services at a discounted amount from its standard charge to non-affiliates. We had an equity method investment in Bencap, which was forfeited during the first quarter of 2017. As a result, we have no further ownership interest in Bencap (see Note 9).

Activities with affiliates were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Affiliate billings to us	$83	$75	$81
Billings to affiliates	5	6	4
Rentals paid to affiliate	487	487	583
Fee paid to Bencap (1)	—	—	108
___________________
(1)Amount represents fees paid to Bencap through the forfeiture of our investment during the first quarter of 2017. As a result of the investment forfeiture, Bencap is no longer an affiliate.

DIP Financing

In connection with its voluntary bankruptcy filing, AREC entered into the DIP Credit Agreement with AE, of which amounts outstanding were repaid during the third quarter of 2017 with proceeds from the sales of AREC’s assets. We earned interest income of approximately $0.1 million under the DIP Credit Agreement through December 31, 2017 (see Note 4 for further information).

Note 12. Derivative Instruments and Fair Value Measurements

Derivative Instruments

At December 31, 2019, we had in place six commodity purchase and sale contracts with no fair value associated with them as the contractual prices of crude oil were within the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
•258 barrels per day of crude oil during January 2020 through February 2020;
•322 barrels per day of crude oil during March 2020 through April 2020; and
•258 barrels per day of crude oil during May 2020 through December 2020.

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
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying consolidated balance sheets were as follows at the dates indicated (in thousands):

Balance Sheet Location and Amount
	Current	Other	Current	Other
December 31, 2019	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$—	$—

December 31, 2018
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$162	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	139	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$162	$—	$139	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At December 31, 2019 and 2018, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Forward month commodity contracts (derivatives) reflected in the accompanying consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (Losses)
	Year Ended December 31,
	2019	2018	2017

Revenues – marketing	$(24)	$2	$(26)

Fair Value Measurements

The following table reflects, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

December 31, 2019
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	—
Net value	$—	$—	$—	$—	$—

December 31, 2018
Derivatives:
Current assets	$—	$162	$—	$—	$162
Current liabilities	—	(139)	—	—	(139)
Net value	$—	$23	$—	$—	$23

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At December 31, 2019 and 2018, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Nonrecurring Fair Value Measurements

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. During the years ended December 31, 2019 and 2018, we had no long-lived assets that were subject to non-recurring fair value measurements.

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
$6,005

Note 13. Income Taxes

The components of our income tax (provision) benefit were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$164	$388	$(1,418)
State	(375)	39	523
Total current	(211)	427	(895)
Deferred:
Federal	(2,063)	(752)	3,722
State	(22)	(184)	118
Total deferred	(2,085)	(936)	3,840
Total (provision for) benefit from income taxes	$(2,296)	$(509)	$2,945

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the (provision for) benefit from income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Pre-tax net book income (loss)	$10,503	$3,454	$(3,427)

Statutory federal income tax (provision) benefit	$(2,206)	$(725)	$1,165
State income tax (provision) benefit	(397)	(145)	736
Federal statutory depletion	—	—	153
Federal tax rate adjustment	—	—	2,007
Valuation allowance	—	—	(1,038)
Reverse valuation allowance	—	98	—
Return to provision adjustments	285	388	—
Other	22	(125)	(78)
Total (provision for) benefit from income taxes	$(2,296)	$(509)	$2,945
Effective income tax rate (1) (2)	22%	15%	86%
_______________
(1)Excluding the adjustment related to the federal tax rate change, the effective income tax rate for 2018 is 26 percent.
(2)Excluding the adjustment related to the return to provision, the effective income tax rate for 2017 is 58 percent.

Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in these items. The components of the federal deferred tax asset (liability) were as follows at the dates indicated (in thousands):

	December 31,
	2019	2018

Long-term deferred tax asset (liability):
Prepaid and other insurance	$248	$(170)
Property	(9,953)	(5,259)
Investments in unconsolidated affiliates	525	525
Valuation allowance related to investments in unconsolidated affiliates	(525)	(525)
Net operating loss	3,567	1,436
Other	(184)	(245)
Net long-term deferred tax liability	(6,322)	(4,238)
Net deferred tax liability	$(6,322)	$(4,238)

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2015
Texas	2015
Louisiana	2016
Michigan	2015

Other Matters

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35 percent to 21 percent, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Act in the year ended December 31, 2017 and recorded a $2.0 million tax benefit, which related entirely to the remeasurement of deferred tax liabilities to the 21 percent tax rate.

Note 14. Stock-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. We began awarding stock-based compensation to eligible employees and directors in June 2018. After giving effect to awards granted under the 2018 LTIP, forfeitures under the 2018 LTIP and achievement of performance factors through December 31, 2019, a total of 120,827 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Compensation expense	$478	$255	$—

If dividends are paid with respect to our common shares during the vesting period, an equivalent amount will accrue and be held by us without interest until the restricted stock unit awards and performance share unit awards vest, at which time the amount will be paid to the recipient. If the award is forfeited prior to vesting, the accrued dividends will also be forfeited. At December 31, 2019 and 2018, we had $23,600 and $9,500, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2018	—	$—
Granted (2)	13,733	$43.00
Vested	—	$—
Forfeited	—	$—
Restricted stock unit awards at December 31, 2018	13,733
Granted (3)	14,376	$34.00
Vested	(7,188)	$41.90
Forfeited	(2,139)	$38.42
Restricted stock unit awards at December 31, 2019	18,782
____________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2018 was $0.6 million based on a grant date market price of our common shares of $43.00 per share.
(3)The aggregate grant date fair value of restricted stock unit awards issued during 2019 was $0.5 million based on a grant date market price of our common shares of $34.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.3 million at December 31, 2019. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

Performance Share Unit Awards

An award granted as performance-based compensation is awarded to a participant contingent upon attainment of our future performance goals during a performance cycle. Performance goals are pre-established by the Compensation Committee. Following the end of the performance period, the holder of a performance-based compensation award is entitled to receive payment of an amount not exceeding the number of shares of common stock subject to, or the maximum value of, the performance-based compensation award, based on the achievement of the performance measures for the performance period. The performance share unit awards generally vest in full approximately three years after grant date, and are non-vested until the required service period expires.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of a performance share unit award is based on the market price per share of our common shares on the date of grant. Compensation expense is recognized based on the grant date fair value over the requisite service or vesting period. Compensation expense is generally adjusted for the performance goals on a quarterly basis.

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2018	—	$—
Granted (2)	7,932	$43.00
Performance factor decrease (3)	(3,966)	$43.00
Vested	—	$—
Forfeited	—	$—
Performance share unit awards at December 31, 2018	3,966
Granted (4)	8,094	$34.00
Performance factor decrease (3)	(7,312)	$34.23
Vested	(416)	$43.00
Forfeited	(1,545)	$37.37
Performance share unit awards at December 31, 2019	2,787
____________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2018 was $0.2 million based on a grant date market price of our common shares of $43.00 per share and assuming a performance factor of 100 percent.
(3)The performance factor for awards granted in 2018 was lowered to 47.5 percent based on a comparison of actual results for 2018 to performance goals. The performance factor for awards granted in 2019 was lowered to 0 percent based upon a comparison of actual results for 2019 to performance goals.
(4)The aggregate grant date fair value of performance share unit awards issued during 2019 was $0.3 million based on a grant date market price of our common shares of $34.00 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.1 million at December 31, 2019. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017

Cash paid for interest	$636	$109	$22
Cash paid for federal and state income taxes	234	787	459

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(448)	1,685	70
Property and equipment acquired under finance leases	4,148	2,898	1,808
Issuance of common shares in asset acquisition (see Note 7)	392	—	—
Receivable for sale of property and equipment	952	—	—

See Note 16 for information related to non-cash transactions related to the adoption of the new lease accounting standard.

Note 16. Leases

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Recognition

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current liabilities and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, current liabilities and long-term finance lease liabilities in the consolidated balance sheets.

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

The following table provides the components of lease expense the period indicated (in thousands):

Year Ended
December 31,
2019
Finance lease cost:
Amortization of ROU assets	$1,807
Interest on lease liabilities	295
Operating lease cost	2,933
Short-term lease cost	9,627
Total lease expense	$14,662

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental cash flow and other information related to leases for the period indicated (in thousands):

Year Ended
December 31,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,934
Operating cash flows from finance leases	295
Financing cash flows from finance leases	1,697

ROU assets obtained in exchange for new lease liabilities:
Finance leases	4,148
Operating leases	12,006
______________
(1)Amount is included in Other operating activities on the consolidated cash flow statement.

The following table provides the lease terms and discount rates for the period indicated:

Year Ended
December 31,
2019
Weighted-average remaining lease term (years):
Finance leases	3.03
Operating leases	4.78

Weighted-average discount rate:
Finance leases	4.9%
Operating leases	5.0%

The following table provides supplemental balance sheet information related to leases at the date indicated (in thousands):

December 31,
2019
Assets
Finance lease ROU assets (1)	$6,384
Operating lease ROU assets	9,576

Liabilities
Current
Finance lease liabilities	2,167
Operating lease liabilities	2,252
Noncurrent
Finance lease liabilities	4,376
Operating lease liabilities	7,323
______________
(1)Amount is included in Property and equipment, net on the consolidated balance sheet.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2019 (in thousands):

	Finance	Operating
	Lease	Lease

2020	$2,426	$2,660
2021	2,426	2,256
2022	1,492	1,914
2023	642	1,776
2024	37	1,668
Thereafter	—	443
Total lease payments	7,023	10,717
Less: Interest	(480)	(1,142)
Present value of lease liabilities	6,543	9,575
Less: Current portion of lease obligation	(2,167)	(2,252)
Total long-term lease obligation	$4,376	$7,323

The following table provides maturities of undiscounted lease liabilities at December 31, 2018 (in thousands):

	Finance	Operating
	Lease	Lease

2019	$1,052	$4,242
2020	1,052	2,258
2021	1,052	2,107
2022	909	1,782
2023	451	1,495
Thereafter	—	1,488
Total lease payments	4,516	$13,372
Less: Interest	(424)
Present value of lease liabilities	4,092
Less: Current portion of lease obligation	(883)
Total long-term lease obligation	$3,209

Note 17. Commitments and Contingencies

Insurance Policies

We establish a liability under our automobile and workers’ compensation insurance policies for expected claims incurred but not reported on a monthly basis. As claims are paid, the liability is relieved. Our accruals for automobile and workers’ compensation claims are presented in the following table.

For periods prior to October 1, 2017, we pre-funded our estimated claims, and therefore, we could either receive a return of premium paid or be assessed for additional premiums up to pre-established limits. Additionally, in certain instances, the risk of insured losses was shared with a group of similarly situated entities through an insurance captive. We have appropriately recognized estimated expenses and liabilities related to these policies for losses incurred but not reported to us or our insurance carrier. The amount of pre-funded insurance premiums left to cover potential future losses are presented in the following table. If the potential insurance claims do not further develop, the pre-funded premiums will be returned to us as a premium refund.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of pre-funded insurance premiums left to cover potential future losses related to periods prior to October 1, 2017, and our accruals for automobile and workers’ compensation claims were as follows at the dates indicated (in thousands):

	December 31,
	2019	2018

Pre-funded premiums for losses incurred but not reported	$168	$427
Accrued automobile and workers’ compensation claims	2,956	2,246

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

	December 31,
	2019	2018

Accrued medical claims	$1,016	$1,181

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

Litigation

From time to time as incidental to our operations, we may become involved in various lawsuits and/or disputes. Primarily as an operator of an extensive trucking fleet, we are a party to motor vehicle accidents, worker compensation claims and other items of general liability as would be typical for the industry. We are presently unaware of any claims against us that are either outside the scope of insurance coverage or that may exceed the level of insurance coverage and could potentially represent a material adverse effect on our financial position, results of operations or cash flows.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At December 31, 2019, parental guaranteed obligations were approximately $44.3 million. Currently, neither AE nor any of its subsidiaries has any other types of guarantees outstanding that require liability recognition.

Note 18. Concentration of Credit Risk

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

The following tables reflect the percentages of individual customer sales in excess of 10 percent of our consolidated revenues and individual customer receivables in excess of 10 percent of our total consolidated receivables for the periods indicated. We believe that a loss of any of the customers where we currently derive more than 10 percent of our revenues would not have a material adverse effect on our operations.

Individual customer sales			Individual customer receivables in excess
in excess of 10% of revenues			of 10% of total receivables
Year Ended December 31,			December 31,
2019	2018	2017	2019	2018	2017

37.3%	27.3%	22.8%	16.6%	18.4%	19.1%
11.4%	14.1%	17.1%	12.6%	11.9%	15.0%
		10.8%			11.1%
		10.7%			10.4%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2019
Revenues	$445,168	$484,433	$450,307	$431,339
Operating (losses) earnings	5,253	(643)	303	2,887
Net (losses) earnings	4,908	6	640	2,653

Earnings (losses) per share:
Basic net (losses) earnings per share	$1.16	$—	$0.15	$0.63
Diluted net (losses) earnings per share	$1.16	$—	$0.15	$0.63

Year Ended December 31, 2018
Revenues	$387,256	$452,417	$467,891	$442,649
Operating (losses) earnings (1)	1,077	4,298	2,239	(6,206)
Net (losses) earnings	1,138	3,620	2,035	(3,848)

Earnings (losses) per share:
Basic net (losses) earnings per share	$0.27	$0.86	$0.48	$(0.91)
Diluted net (losses) earnings per share	$0.27	$0.86	$0.48	$(0.91)
____________________
(1)The fourth quarter of 2018 includes inventory valuation losses of approximately $7.9 million in our crude oil marketing segment.

Note 20. Oil and Gas Producing Activities (Unaudited)

Our wholly owned subsidiary, AREC, participated in the exploration and development of domestic crude oil and natural gas properties primarily in the Permian Basin of West Texas and the Haynesville Shale. AREC’s offices were maintained in Houston. As discussed further in Note 4, AREC was deconsolidated effective with its bankruptcy filing in April 2017, and we recorded our investment in AREC under the cost method of accounting in April 2017. During the third quarter of 2017, AREC sold substantially all of its assets. As a result of the sales of these assets, we no longer have an ownership interest in any crude oil and natural gas producing activities. In the disclosures and tables below, amounts for 2017 are for the period from January 1, 2017 through April 30, 2017, the period in which AREC was consolidated with us. We had no further exploration and development activity after April 30, 2017.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crude Oil and Natural Gas Producing Activities

Total costs incurred in crude oil and natural gas exploration and development activities, all within the U.S., were as follows for the period from January 1, 2017 through April 30, 2017 (in thousands):

Property acquisition costs:
Unproved	$4
Exploration costs:
Expensed	5
Development costs	1,815
Total costs incurred	$1,824

Estimated Crude Oil and Natural Gas Reserves

The following information regarding estimates of our proved crude oil and natural gas reserves, substantially all of which were located onshore in Texas and Louisiana, was based on reports prepared on our behalf by our independent petroleum engineers. Because crude oil and natural gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures.

Proved developed and undeveloped reserves were as follows for the period from January 1, 2017 through April 30, 2017 (in thousands):

	Natural	Crude
	Gas	Oil
	(Mcf)	(Bbls)
Total proved reserves:
Beginning of period	4,214	187
Crude oil and natural gas reserves sold	(4,067)	(170)
Extensions, discoveries and other reserve additions	42	6
Production	(189)	(23)
End of period	—	—

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

We employed a third party petroleum consultant, Ryder Scott Company, to prepare our crude oil and natural gas reserve data estimates as of December 31, 2016. The firm of Ryder Scott has been well recognized within the industry for more than 50 years. As prescribed by the SEC, proved reserves were estimated using 12-month average crude oil and natural gas prices, based on the first-day-of-the-month price for each month in the period, and year-end production and development costs, all without escalation.

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

Standardized Measure of Discounted Future Net Cash Flows from Crude Oil and Natural Gas Operations and Changes Therein

The standardized measure of discounted future net cash flows was determined based on the economic conditions in effect at the end of 2016, except in those instances where fixed and determinable gas price escalations were included in contracts. The disclosures below do not purport to present the fair market value of our previously owned crude oil and natural gas reserves. An estimate of the fair market value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and risks inherent in reserve estimates. The standardized measure of discounted future net cash flows was zero for the period from January 1, 2017 through April 30, 2017.

The estimated value of crude oil and natural gas reserves and future net revenues derived therefrom are highly dependent upon crude oil and natural gas commodity prices. These prices were based on the unweighted arithmetic average of the prices in effect on the first day of the month for each month of the respective twelve month periods as required by SEC regulations. The prices reported in the reserve disclosures for natural gas included the value of associated natural gas liquids. Crude oil and natural gas reserve values and future net cash flow estimates are very sensitive to pricing assumptions and will vary accordingly.

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows for the period from January 1, 2017 through April 30, 2017 (in thousands):

Beginning of period	$2,260
Sale of crude oil and natural gas reserves	(2,732)
New field discoveries and extensions, net of future production costs	94
Sales of crude oil and natural gas produced, net of production costs	(476)
Accretion of discount	130
Production rate changes and other	(493)
Net change in income taxes	1,217
End of period	$—

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of Operations for Crude Oil and Natural Gas Producing Activities

The results of crude oil and natural gas producing activities, excluding corporate overhead and interest costs, were as follows for the period from January 1, 2017 through April 30, 2017 (in thousands):

Revenues	$1,427
Costs and expenses:
Production	(951)
Depreciation, depletion and amortization	(423)
Operating earnings before income taxes	53
Income tax expense	(19)
Operating earnings	$34

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, as of the end of the period covered by this annual report, our Chief Executive Officer and our Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2019

Management of Adams Resources & Energy, Inc. and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP has issued its attestation report regarding our internal control over financial reporting. That report is included within this Item 9A (See “Report of Independent Registered Public Accounting Firm”).

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on March 6, 2020.

/s/ Kevin J. Roycraft	/s/ Tracy E. Ohmart
Kevin J. Roycraft	Tracy E. Ohmart
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Adams Resources & Energy, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2019. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 6, 2020

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement in connection with our 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item will be set forth in our 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the heading “Executive Compensation” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the heading “Voting Securities and Principal Holders Thereof” and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the headings “Transactions with Related Parties” and “Director Independence” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this item will be set forth in our 2020 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, under the heading “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

(3) Exhibits:

Exhibit Number	Exhibit

3.1*	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended.
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 2012).
4.1*	Specimen common stock certificate.
4.2
Credit and Security Agreement between GulfMark Energy, Inc., Adams Resources Marketing, Ltd., and Wells Fargo Bank, National Association dated August 27, 2009 (incorporated by reference to Exhibit 4(b) of the Quarterly Report on Form 10-Q for the period ended September 30, 2009).

4.3*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1+	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2015).
10.2
Debtor in Possession Credit and Security Agreement dated as of April 25, 2017 by and among Adams Resources Exploration Corporation, as Borrower, and Adams Resources & Energy, Inc., as Lender (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2017).

10.3+
Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, effective as of May 8, 2018 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2018).

10.4+
Form of Director Restricted Stock Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2018).

Exhibit Number	Exhibit

10.5+
Form of Employee Restricted Stock Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended June 30, 2018).

10.6+
Form of Employee Performance Share Unit Award Agreement for 2018 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended June 30, 2018).

10.7+*	Form of Employee Performance Share Unit Award Agreement for 2019 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan.
10.8
Purchase and Sale Agreement by and between ARB Oklahoma Holdings, LLC as Seller and GulfMark Energy, Inc. as Buyer, dated as of August 15, 2018 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018).

10.9
Asset Purchase Agreement, dated as of April 10, 2019, between EH Transport, Inc. and EH Trucking, Inc. and Edis J. Hobson, as sellers, and Service Transport Company, as purchaser (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 6, 2019).

14.1	Adams Resources & Energy, Inc. and Subsidiaries’ Code of Ethics (incorporated by reference to Exhibit 3(d) of the Annual Report on Form 10-K for the year ended December 31, 2002).
21*	Subsidiaries of the registrant.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Ryder Scott Company.
31.1*	Sarbanes-Oxley Section 302 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ryder Scott Company Report as of December 31, 2016 (incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K for the year ended December 31, 2016).
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management contract or compensation plan or arrangement.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2020.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 6, 2020.

Signature	Title

/s/ Townes G. Pressler	Director and Chairman of the Board
Townes G. Pressler

/s/ Murray E. Brasseux	Director
Murray E. Brasseux

/s/ Dennis E. Dominic	Director
Dennis E. Dominic

/s/ Michelle A. Earley	Director
Michelle A. Earley

/s/ Richard C. Jenner	Director
Richard C. Jenner

/s/ John O. Niemann Jr.	Director
John O. Niemann Jr.

/s/ W.R. Scofield	Director
W.R. Scofield