Form 10-Q
period 2020-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2020-05-07
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

A total of 4,235,750 shares of Common Stock were outstanding at May 1, 2020.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$87,398	$112,994
Restricted cash	8,827	9,261
Accounts receivable, net of allowance for doubtful
accounts of $117 and $141, respectively	52,941	94,534
Inventory	10,021	26,407
Derivative assets	545	—
Income tax receivable	14,495	2,569
Prepayments and other current assets	1,306	1,559
Total current assets	175,533	247,324
Property and equipment, net	65,381	69,046
Operating lease right-of-use assets, net	9,090	9,576
Intangible assets, net	1,465	1,597
Cash deposits and other assets	2,187	3,299
Total assets	$253,656	$330,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,245	$147,851
Accounts payable – related party	6	5
Derivative liabilities	526	—
Current portion of finance lease obligations	2,193	2,167
Current portion of operating lease liabilities	2,203	2,252
Other current liabilities	8,808	7,302
Total current liabilities	91,981	159,577
Other long-term liabilities:
Asset retirement obligations	1,585	1,573
Finance lease obligations	3,818	4,376
Operating lease liabilities	6,887	7,323
Deferred taxes and other liabilities	10,059	6,352
Total liabilities	114,330	179,201

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,235,750 and 4,235,533 shares outstanding, respectively	423	423
Contributed capital	12,912	12,778
Retained earnings	125,991	138,440
Total shareholders’ equity	139,326	151,641
Total liabilities and shareholders’ equity	$253,656	$330,842

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Marketing	$337,221	$429,761
Transportation	16,256	15,407
Total revenues	353,477	445,168

Costs and expenses:
Marketing	352,865	420,541
Transportation	13,185	13,101
General and administrative	2,894	2,684
Depreciation and amortization	4,473	3,589
Total costs and expenses	373,417	439,915

Operating (losses) earnings	(19,940)	5,253

Other income (expense):
Gain on dissolution of investment	—	498
Interest income	365	656
Interest expense	(150)	(65)
Total other income (expense), net	215	1,089

(Losses) Earnings before income taxes	(19,725)	6,342
Income tax benefit (provision)	8,298	(1,434)

Net (losses) earnings	$(11,427)	$4,908

(Losses) Earnings per share:
Basic net (losses) earnings per common share	$(2.70)	$1.16
Diluted net (losses) earnings per common share	$(2.69)	$1.16

Dividends per common share	$0.24	$0.22

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2020	2019
Operating activities:
Net (losses) earnings	$(11,427)	$4,908
Adjustments to reconcile net (losses) earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,473	3,589
Gains on sales of property	(140)	(178)
Provision for doubtful accounts	(24)	(32)
Stock-based compensation expense	134	123
Deferred income taxes	(2,689)	834
Net change in fair value contracts	(19)	19
Gain on dissolution of AREC	—	(498)
Changes in assets and liabilities:
Accounts receivable	41,617	(2,866)
Accounts receivable/payable, affiliates	1	(23)
Inventories	16,386	(6,458)
Income tax receivable	(5,530)	426
Prepayments and other current assets	253	(52)
Accounts payable	(68,384)	17,914
Accrued liabilities	1,506	2,432
Other	(3)	878
Net cash provided by (used in) operating activities	(23,846)	21,016

Investing activities:
Property and equipment additions	(2,212)	(8,351)
Proceeds from property sales	502	543
Proceeds from dissolution of AREC	—	923
Insurance and state collateral (deposits) refunds	1,128	842
Net cash used in investing activities	(582)	(6,043)

Financing activities:
Principal repayments of finance lease obligations	(532)	(218)
Payment of contingent consideration liability	(54)	—
Dividends paid on common stock	(1,016)	(928)
Net cash used in financing activities	(1,602)	(1,146)

(Decrease) Increase in cash and cash equivalents, including restricted cash	(26,030)	13,827
Cash and cash equivalents, including restricted cash, at beginning of period	122,255	117,066
Cash and cash equivalents, including restricted cash, at end of period	$96,225	$130,893

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2020	$423	$12,778	$138,440	$151,641
Net (losses) earnings	—	—	(11,427)	(11,427)
Stock-based compensation expense	—	134	—	134
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(6)	(6)
Balance, March 31, 2020	$423	$12,912	$125,991	$139,326

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2019	$422	$11,948	$134,228	$146,598
Net earnings	—	—	4,908	4,908
Stock-based compensation expense	—	123	—	123
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Awards under LTIP, $0.22/share	—	—	(2)	(2)
Balance, March 31, 2019	$422	$12,071	$138,206	$150,699

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

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. See Note 7 for further information regarding our business segments.

Basis of Presentation

Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of results expected for the full year of 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC on March 6, 2020. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

Restricted cash represents an amount held in a segregated bank account by Wells Fargo as collateral for outstanding letters of credit.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019

Cash and cash equivalents	$87,398	$112,994
Restricted cash	8,827	9,261
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$96,225	$122,255

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2020	4,235,533
Vesting of restricted stock unit awards	217
Balance, March 31, 2020	4,235,750

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted (losses) earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,

	2020	2019
(Losses) Earnings per share — numerator:
Net (losses) earnings	$(11,427)	$4,908

Denominator:
Basic weighted average number of shares outstanding	4,236	4,218

Basic (losses) earnings per share	$(2.70)	$1.16

Diluted (losses) earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,236	4,218
Restricted stock unit awards	12	6
Performance share unit awards (1)	2	—
Total	4,250	4,224

Diluted (losses) earnings per share	$(2.69)	$1.16
_______________
(1)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. The performance conditions for the performance share unit awards granted in 2018 were achieved as of December 31, 2018.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating losses (“NOL”) incurred in tax years 2018, 2019 and 2020 to offset 100 percent of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are continuing to evaluate the full impact of the CARES Act. However, we have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us, and we have recorded an income tax receivable at March 31, 2020 of approximately $6.4 million for the benefit of carrying back the NOLs for the fiscal years 2018 and 2019. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to previous years. As a result, we have also included the 2020 provisional amounts in income tax receivable at March 31, 2020. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses on our consolidated statements of operations. During the three months ended March 31, 2020, we recorded a charge of $24.2 million related to the write-down of our crude oil inventory due to significant declines in prices in 2020. There were no charges recognized during the three months ended March 31, 2019.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Three Months Ended March 31, 2020
Revenues from contracts with customers	$319,717	$16,256	$335,973
Other (1)	17,504	—	17,504
Total revenues	$337,221	$16,256	$353,477

Timing of revenue recognition:
Goods transferred at a point in time	$319,717	$—	$319,717
Services transferred over time	—	16,256	16,256
Total revenues from contracts with customers	$319,717	$16,256	$335,973

Three Months Ended March 31, 2019
Revenues from contracts with customers	$360,731	$15,407	$376,138
Other (1)	69,030	—	69,030
Total revenues	$429,761	$15,407	$445,168

Timing of revenue recognition:
Goods transferred at a point in time	$360,731	$—	$360,731
Services transferred over time	—	15,407	15,407
Total revenues from contracts with customers	$360,731	$15,407	$376,138
_______________
(1)Other marketing revenues are recognized under Accounting Standards Board (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Revenue gross-up	$157,439	$242,123

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019

Insurance premiums	$346	$473
Rents, licenses and other	960	1,086
Total	$1,306	$1,559

Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2020	2019

Tractors and trailers (1)	5 – 6	$116,509	$115,693
Field equipment (2)	2 – 5	25,149	25,094
Buildings	5 – 39	16,055	16,055
Office equipment	2 – 5	1,958	1,951
Land		1,790	1,790
Construction in progress		283	3,661
Total		161,744	164,244
Less accumulated depreciation		(96,363)	(95,198)
Property and equipment, net		$65,381	$69,046
_______________
(1)Amounts include tractors held under finance leases in our crude oil marketing segment. At March 31, 2020 and December 31, 2019, gross property and equipment associated with these assets held under finance leases were $5.5 million and $5.5 million, respectively. Accumulated amortization associated with these assets held under these finance leases were $2.0 million and $1.7 million at March 31, 2020 and December 31, 2019, respectively (see Note 12 for further information).
(2)Amounts include a tank storage and throughput arrangement in our crude oil marketing segment held under a finance lease. At March 31, 2020 and December 31, 2019, gross property and equipment associated with these assets held under a finance lease were $3.3 million and $3.3 million, respectively. Accumulated amortization associated with these assets held under a finance lease was $1.0 million and $0.7 million at March 31, 2020 and December 31, 2019, respectively (see Note 12 for further information).

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Depreciation and amortization, excluding amounts under finance leases	$3,920	$3,344
Amortization of property and equipment under finance leases	553	245
Total depreciation and amortization	$4,473	$3,589

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019

Amounts associated with liability insurance program:
Insurance collateral deposits	$709	$1,233
Excess loss fund	620	943
Accumulated interest income	332	609
Other amounts:
State collateral deposits	33	37
Materials and supplies	493	477
Total	$2,187	$3,299

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Other	Total

Three Months Ended March 31, 2020
Revenues	$337,221	$16,256	$—	$353,477
Segment operating (losses) earnings (1)	(17,651)	605	—	(17,046)
Depreciation and amortization	2,007	2,466	—	4,473
Property and equipment additions (2)	2,032	41	139	2,212

Three Months Ended March 31, 2019
Revenues	$429,761	$15,407	$—	$445,168
Segment operating (losses) earnings (1)	7,098	839	—	7,937
Depreciation and amortization	2,122	1,467	—	3,589
Property and equipment additions (3)	1,654	6,697	—	8,351
_______________
(1)Our crude oil marketing segment’s operating (losses) earnings included inventory valuation losses of $24.2 million and inventory liquidation gains of $4.5 million for the three months ended March 31, 2020 and 2019, respectively.
(2)During the three months ended March 31, 2020, we had $0.1 million of property and equipment additions for leasehold improvements at our corporate headquarters, which is not attributed or allocated to any of our reporting segments.
(3)Our crude oil marketing segment’s property and equipment additions do not include approximately $0.6 million of tractors acquired under finance leases during the three months ended March 31, 2019. See Note 12 for further information.

Segment operating (losses) earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to (losses) earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended March 31,

	2020	2019

Segment operating (losses) earnings	$(17,046)	$7,937
General and administrative	(2,894)	(2,684)
Operating (losses) earnings	(19,940)	5,253
Gain on dissolution of investment	—	498
Interest income	365	656
Interest expense	(150)	(65)
(Losses) Earnings before income taxes	$(19,725)	$6,342

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019

Reporting segment:
Marketing	$81,887	$141,402
Transportation	56,933	58,483
Cash and other	114,836	130,957
Total assets	$253,656	$330,842

There were no intersegment sales during the three months ended March 31, 2020 and 2019, respectively. Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 8. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA Industries, Inc., which is an affiliated entity.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Affiliate billings to us	$17	$17
Billings to affiliates	1	1
Rentals paid to affiliate	122	122

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020, we had in place four commodity purchase and sale contracts, all of which had fair values associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately:
•322 barrels per day of crude oil during April 2020; and
•258 barrels per day of crude oil during May 2020 through December 2020.
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
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the dates indicated (in thousands):

Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
March 31, 2020
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$545	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	526	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$545	$—	$526	$—

December 31, 2019
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$—	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At March 31, 2020 and December 31, 2019, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended
	March 31,
	2020	2019

Revenues – marketing	$19	$(20)

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
March 31, 2020
Derivatives:
Current assets	$—	$545	$—	$—	$545
Current liabilities	—	(526)	—	—	(526)
Net value	$—	$19	$—	$—	$19

December 31, 2019
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	—
Net value	$—	$—	$—	$—	$—

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At March 31, 2020 and December 31, 2019, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Stock-Based Compensation Plan

We have in place a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted under the 2018 LTIP, forfeitures under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through March 31, 2020, a total of 79,228 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Compensation expense	$134	$123

At March 31, 2020 and December 31, 2019, we had $28,800 and $23,600, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2020	18,782	$37.05
Granted (2)	20,346	$24.85
Vested	(217)	$37.61
Forfeited	(282)	$37.61
Restricted stock unit awards at March 31, 2020	38,629	$30.62
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2020 was $0.5 million based on a grant date market price of our common shares ranging from $24.77 to $26.23 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.7 million at March 31, 2020. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.7 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2020	2,787	$43.00
Granted (2)	10,781	$24.92
Vested	—	$—
Forfeited	(27)	$43.00
Performance share unit awards at March 31, 2020	13,541	$28.60
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2020 was $0.2 million based on a grant date market price of our common shares ranging from $24.77 to $26.23 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.3 million at March 31, 2020. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.7 years.

Note 11. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Cash paid for interest	$150	$65
Cash paid for federal and state income taxes	21	5

Non-cash transactions:
Change in accounts payable related to property and equipment additions	1,129	(683)
Property and equipment acquired under finance leases	—	556

See Note 12 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Finance lease cost:
Amortization of ROU assets	$553	$245
Interest on lease liabilities	74	45
Operating lease cost	679	862
Short-term lease cost	2,503	1,965
Total lease expense	$3,809	$3,117

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$678	$861
Operating cash flows from finance leases	105	30
Financing cash flows from finance leases	532	218

ROU assets obtained in exchange for new lease liabilities:
Finance leases	—	556
Operating leases	81	11,410
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Weighted-average remaining lease term (years):
Finance leases	2.78	4.21
Operating leases	4.58	5.41

Weighted-average discount rate:
Finance leases	4.9%	4.7%
Operating leases	5.0%	5.0%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019
Assets
Finance lease ROU assets (1)	$5,830	$6,384
Operating lease ROU assets	9,090	9,576

Liabilities
Current
Finance lease liabilities	2,193	2,167
Operating lease liabilities	2,203	2,252
Noncurrent
Finance lease liabilities	3,818	4,376
Operating lease liabilities	6,887	7,323
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at March 31, 2020 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2020	$1,818	$2,007
2021	2,426	2,285
2022	1,492	1,942
2023	642	1,778
2024	39	1,668
Thereafter	—	443
Total lease payments	6,417	10,123
Less: Interest	(406)	(1,033)
Present value of lease liabilities	6,011	9,090
Less: Current portion of lease obligation	(2,193)	(2,203)
Total long-term lease obligation	$3,818	$6,887

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2019 (in thousands):

	Finance	Operating
	Lease	Lease

2020	$2,426	$2,660
2021	2,426	2,256
2022	1,492	1,914
2023	642	1,776
2024	37	1,668
Thereafter	—	443
Total lease payments	7,023	10,717
Less: Interest	(480)	(1,142)
Present value of lease liabilities	6,543	9,575
Less: Current portion of lease obligation	(2,167)	(2,252)
Total long-term lease obligation	$4,376	$7,323

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

The amount of pre-funded insurance premiums left to cover potential future losses related to periods prior to October 1, 2017, and our accruals for automobile and workers’ compensation claims were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019

Pre-funded premiums for losses incurred but not reported	$58	$168
Accrued automobile and workers’ compensation claims	3,170	2,956

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We maintain a self-insurance program for managing employee medical claims. A liability for expected claims incurred but not reported is established on a monthly basis. As claims are paid, the liability is relieved. We also maintain third party insurance stop-loss coverage for individual medical claims exceeding a certain minimum threshold. In addition, we maintain $1.4 million of umbrella insurance coverage for annual aggregate medical claims exceeding approximately $7.5 million. Medical accrual amounts were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019

Accrued medical claims	$1,329	$1,016

Legal Proceedings

On August 15, 2019, we received a notice from the Internal Revenue Service (the “IRS”) regarding a proposed penalty of approximately $1.2 million for our 2017 tax year information returns. The notice alleges that certain taxpayer identification numbers supplied to the IRS for our returns in 2017 were either missing or incorrect and that certain filings were late. We responded to the IRS on September 25, 2019 disputing the proposed penalty and requesting that the amount be waived, abated or a hearing held. On March 11, 2020, we received a response from the IRS indicating that they had reviewed our response and waived the full penalty. As such, this matter will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as filed on March 6, 2020 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2019 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our business segments.

Recent Developments and Outlook

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve.

We are dependent on our workforce of truck drivers to transport products for our customers. Developments such as social distancing and shelter-in-place directives thus far have not had a significant impact on our ability to deploy our workforce effectively as the transportation industry has been deemed an essential service under current Cybersecurity and Infrastructure Security Agency guidelines. We have taken measures to seek to ensure the safety of our employees and operations while maintaining uninterrupted service to our customers. While expected to be temporary, prolonged workforce disruptions may negatively impact our revenues in 2020 and our overall liquidity.

Thus far, the adverse economic effects of the COVID-19 outbreak have not had a material effect on demand for our transportation services based on the restrictions in place by governments trying to curb the outbreak and changes in consumer behavior. However, continued restrictions over a longer time period may lead to us not achieving our profitability goals in 2020, and our overall liquidity may decline.

Our transportation operations have remained steady during the efforts to curtail the spread of the COVID-19 outbreak in the U.S. as we have transported products including bleach, disinfectant, soap and other similar products that are in high demand.

In March 2020, members of OPEC failed to agree on crude oil production levels, which has resulted in an increased supply of crude oil and has led to a substantial decline in crude oil prices and an increasingly volatile market. As a result, our crude oil marketing operations have declined as low crude oil prices have negatively impacted production of crude oil, and demand for crude oil and other related products has significantly decreased due to the global economic slowdown from COVID-19. While we consider the lower crude oil price and decrease in demand to be temporary, if it continues, it may materially affect purchases and sales of crude oil for 2020 and our overall liquidity.

At March 31, 2020, we had 494,812 barrels of crude oil in inventory, and during the three months ended March 31, 2020, we recognized an inventory valuation loss of approximately $24.2 million as the price of our inventory declined from $61.93 per barrel at December 31, 2019 to $20.25 per barrel at March 31, 2020. Further valuation losses may occur if the price of crude oil continues to decline.

The safety of our employees and operations while providing uninterrupted service to our customers remains our primary focus. We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. If the pandemic and decline in oil prices continue, they may have a material adverse effect on our results of future operations, financial position and liquidity in 2020.

We plan to continue to operate our remaining business segments with internally generated cash flows during the remainder of 2020, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During the remainder of 2020, we plan to leverage our investment in our transportation segment’s Houston terminal with the continued efforts to diversify service offerings, and we plan to grow in new or existing areas with our crude oil marketing segment.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating (losses) earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change (1)

Revenues	$337,221	$429,761	(22%)
Operating (losses) earnings (2)	(17,651)	7,098	(349%)
Depreciation and amortization	2,007	2,122	(5%)
Driver compensation	5,293	6,033	(12%)
Insurance	2,474	1,991	24%
Fuel	2,034	2,449	(17%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating (losses) earnings included inventory valuation losses of $24.2 million for the three months ended March 31, 2020, and inventory liquidation gains of $4.5 million for the three months ended March 31, 2019, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Field level purchase volumes – per day (1)
Crude oil – barrels	109,253	113,279

Average purchase price
Crude oil – per barrel	$44.87	$54.26
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Crude oil marketing revenues decreased by $92.5 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $84.0 million, and lower overall crude oil volumes, which decreased revenues by approximately $8.5 million. The average crude oil price received was $54.26 for the three months ended March 31, 2019, which decreased to $44.87 for the three months ended March 31, 2020. The effect of the COVID-19 outbreak and the failure of OPEC to agree on crude oil production levels did not have a significant impact on our crude oil marketing revenues during the three months ended March 31, 2020, since these events generally occurred in late March 2020. However, we expect these events to have a more significant impact on our crude oil marketing activities during the second quarter of 2020, given the timing of the drop in crude oil prices.

Our crude oil marketing operating (losses) earnings for the three months ended March 31, 2020 decreased by $24.7 million, from earnings of $7.1 million during the 2019 period to a loss of $17.7 million in the 2020 period, primarily due to inventory valuation changes (as shown in the following table) and lower crude oil prices and volumes, partially offset by lower fuel and driver compensation costs.

Driver compensation decreased by $0.7 million during the three months ended March 31, 2020 as compared to the same period in 2019, primarily as a result of a decrease in the number of drivers and volumes transported in the 2020 period as compared to the 2019 period.

Insurance costs increased by $0.5 million during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to insurance premium true-ups, partially offset by a lower driver count and lower miles driven in the 2020 period. Fuel costs decreased by $0.4 million during the three months ended March 31, 2020 as compared to the same period in 2019, consistent with a lower driver count and lower miles driven in the current period.

Depreciation and amortization expense decreased by $0.1 million during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2019.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating (losses) earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

As reported segment operating (losses) earnings (1)	$(17,651)	$7,098
Add (subtract):
Inventory liquidation gains	—	(4,462)
Inventory valuation losses	24,215	—
Derivative valuation (gains) losses	(19)	20
Field level operating earnings (2)	$6,545	$2,656
_______________
(1)Segment operating (losses) earnings included inventory valuation losses of $24.2 million for the three months ended March 31, 2020, and inventory liquidation gains of $4.5 million for the three months ended March 31, 2019.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to higher crude oil margins, lower fuel, insurance and driver compensation costs, partially offset by decreased crude oil prices and volumes.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	March 31, 2020		December 31, 2019
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	494,812	$20.25	426,397	$61.93

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Recent Developments” above, “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2019 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change (1)

Revenues	$16,256	$15,407	6%
Operating earnings	$605	$839	(28%)
Depreciation and amortization	$2,466	$1,467	68%
Driver commissions	$2,607	$2,829	(8%)
Insurance	$1,524	$1,681	(9%)
Fuel	$1,281	$1,720	(26%)
Maintenance expense	$831	$1,019	(18%)
Mileage (000s)	5,240	5,075	3%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Total transportation revenue	$16,256	$15,407
Diesel fuel cost	(1,281)	(1,720)
Revenues, net of fuel cost (1)	$14,975	$13,687
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues increased by $0.8 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of the previously announced acquisition of the assets of a transportation company (the “EH Transport acquisition”) in May 2019, and due to an increase in business activities as a result of the COVID-19 outbreak. In connection with the EH Transport acquisition, we hired more drivers and added new customers and product lines, which resulted in an increase in revenues and miles traveled.

As a result of the COVID-19 outbreak, our transportation operations have remained steady overall as we have transported products in higher demand, including bleach, disinfectant, soap and other similar products, which offset decreased transportation demand for certain other products that we transport. Revenues, net of fuel cost, increased by $1.3 million during the three months ended March 31, 2020, primarily as a result of increased miles traveled during the 2020 period.
Our transportation operating earnings for the three months ended March 31, 2020 decreased by $0.2 million as compared to the same period in 2019, primarily due to higher depreciation and amortization expense related to the EH Transport asset acquisition and new assets placed into service, partially offset by lower fuel costs, insurance expense and other operating expenses.

Fuel costs decreased by $0.4 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of a decrease in the price of diesel during the 2020 period as compared to the 2019 period, partially offset by an increase in miles traveled. Depreciation and amortization expense increased by $1.0 million during the three months ended March 31, 2020 as compared to the same period in 2019, primarily as a result of the acquisition of the assets of EH Transport during the second quarter of 2019 and the purchase of new tractors and trailers in 2019.

General and Administrative Expense

General and administrative expense increased by $0.2 million during the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to higher outside service fees, insurance costs and salaries and wages, partially offset by lower audit fees and legal fees.

Gain on Dissolution of Investment

During the first quarter of 2019, we received a cash payment from Adams Resources Exploration Corporation (“AREC”) totaling approximately $0.9 million, related to the final settlement of its bankruptcy and dissolution. AREC had been one of our wholly owned subsidiaries, until its bankruptcy filing in April 2017. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018 and $0.5 million was recorded as a gain in our unaudited condensed consolidated financial statements during the three months ended March 31, 2019.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating losses (“NOL”) incurred in tax years 2018, 2019 and 2020 to offset 100 percent of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We are continuing to evaluate the full impact of the CARES Act. However, we have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us, and we have recorded an income tax receivable at March 31, 2020 of approximately $6.4 million for the benefit of carrying back the NOLs for the fiscal years 2018 and 2019. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to previous years. As a result, we have also included the 2020 provisional amounts in income tax receivable at March 31, 2020. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

At March 31, 2020 and December 31, 2019, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019

Cash and cash equivalents	$87,398	$112,994
Working capital	83,552	87,747

Although our cash balance decreased from December 31, 2019, we believe current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs.

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

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2019 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Cash provided by (used in):
Operating activities	$(23,846)	$21,016
Investing activities	(582)	(6,043)
Financing activities	(1,602)	(1,146)

Operating activities. Net cash flows used in operating activities was $23.8 million for the three months ended March 31, 2020 compared to net cash flows provided by operating activities of $21.0 million. The decrease in net cash flows from operating activities of $44.9 million was primarily due to lower earnings as a result of inventory valuation losses recognized in the current period, and a decrease in accounts payable due to a reduction in the price of crude oil.

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

Early payments were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2020	2019

Early payments received	$34,684	$54,108

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2019, we received several early payments from certain customers in our crude oil marketing operations, while during March 2020, we received a lower amount of early payments. Our cash balance decreased by approximately $25.6 million as of March 31, 2020 relative to the year ended December 31, 2019 primarily as a result of the timing of the receipt of these early payments received during each period.

Investing activities. Net cash flows used in investing activities for the three months ended March 31, 2020 decreased by $5.5 million when compared to the same period in 2019. This decrease was primarily due to a decrease of $6.1 million in capital spending for property and equipment (see following table) and the receipt in 2019 of $0.9 million in cash proceeds related to the final settlement of AREC’s bankruptcy, partially offset by a decrease of $0.3 million in insurance and state collateral refunds.

Capital spending was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Crude oil marketing (1)	$2,032	$1,654
Transportation (2)	41	6,697
Other (3)	139	—
Capital spending	$2,212	$8,351
_______________
(1)2020 amount primarily relates to the purchase of 16 tractors and other field equipment. 2019 amount primarily relates to the purchase of eight tractors and other field equipment.
(2)2019 amount primarily relates to the purchase of 40 tractors and other field equipment.
(3)Amount relates to leasehold improvements at our corporate headquarters, which is not attributed to any of our reporting segments.

Financing activities. Cash used in financing activities for the three months ended March 31, 2020 increased by $0.5 million when compared to the same period in 2019. The increase was primarily due to an increase of $0.3 million in principal repayments made for finance lease obligations in our crude oil marketing segment for certain of our tractors and a tank storage and throughput arrangement. During the three months ended March 31, 2020, we paid a cash dividend of $0.24 per common share, or a total of $1.0 million, while during the three months ended March 31, 2020, we paid a cash dividend of $0.22 per common share, or a total of $0.9 million. See “Other Items” below for further information regarding our finance leases.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2020 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$6,417	$1,833	$4,116	$468	$—
Operating lease obligations (2)	10,123	1,341	4,433	3,490	859
Total contractual obligations	$16,540	$3,174	$8,549	$3,958	$859
_______________
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

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2019 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2019 Form 10-K.

Item 4. Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15(e) of the Exchange Act. Based on this evaluation, as of the end of the period covered by this quarterly report, our Chief Executive Officer and our Chief Financial Officer concluded:

(i)that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow for timely decisions regarding required disclosures; and

(ii)that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2019 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2019 Form 10-K or our other SEC filings.

The ongoing COVID-19 pandemic and the recent OPEC price war could disrupt our operations and adversely impact our business and financial results.

The recent outbreak of COVID-19 has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on non-essential activities in the United States and abroad. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in crude oil prices in response to demand concerns, further exacerbated by the OPEC price war during the first quarter of 2020 and global storage considerations.

As a result, our crude oil marketing operations have declined, as low crude oil prices have negatively impacted production of crude oil, and demand for crude oil and other related products has significantly decreased. While we consider the lower crude oil price and decrease in demand to be temporary, if it continues, it may materially affect purchases and sales of crude oil for 2020, which affects demand for our services and our overall liquidity. We are actively monitoring our financial condition, liquidity, operations, customers, industry and workforce. Although we cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and decline in oil prices continue, they may have a material adverse effect on our results of future operations, financial position and liquidity in 2020.

The implementation of governmental restrictions related to COVID-19 has not had a significant impact on our ability to deploy our workforce effectively, as the transportation industry has been deemed an essential service, but limitations or restrictions could be enacted in the future that would impact our operations. Additionally, we may also experience temporary disruptions in our workforce related to COVID-19, which may negatively affect our revenues in 2020 and our overall liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
10.1+*	Form of Employee Performance Share Unit Award Agreement for 2020 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
*Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	May 7, 2020	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)