Form 10-Q
period 2020-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2020-08-06
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

A total of 4,242,284 shares of Common Stock were outstanding at August 1, 2020.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$70,215	$112,994
Restricted cash	7,982	9,261
Accounts receivable, net of allowance for doubtful
accounts of $117 and $141, respectively	67,455	94,534
Inventory	19,837	26,407
Derivative assets	26	—
Income tax receivable	10,005	2,569
Prepayments and other current assets	1,297	1,559
Total current assets	176,817	247,324
Property and equipment, net	69,280	69,046
Operating lease right-of-use assets, net	8,599	9,576
Intangible assets, net	4,491	1,597
Cash deposits and other assets	2,147	3,299
Total assets	$261,334	$330,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,410	$147,851
Accounts payable – related party	6	5
Derivative liabilities	14	—
Current portion of finance lease obligations	2,482	2,167
Current portion of operating lease liabilities	2,159	2,252
Other current liabilities	11,167	7,302
Total current liabilities	99,238	159,577
Other long-term liabilities:
Asset retirement obligations	1,598	1,573
Finance lease obligations	4,647	4,376
Operating lease liabilities	6,442	7,323
Deferred taxes and other liabilities	7,519	6,352
Total liabilities	119,444	179,201

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,242,284 and 4,235,533 shares outstanding, respectively	423	423
Contributed capital	13,001	12,778
Retained earnings	128,466	138,440
Total shareholders’ equity	141,890	151,641
Total liabilities and shareholders’ equity	$261,334	$330,842

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Marketing	$140,141	$467,040	$477,362	$896,801
Transportation	12,145	17,393	28,401	32,800
Total revenues	152,286	484,433	505,763	929,601

Costs and expenses:
Marketing	131,454	463,774	484,319	884,315
Transportation	10,888	14,436	24,073	27,537
General and administrative	2,731	2,582	5,625	5,266
Depreciation and amortization	4,278	4,284	8,751	7,873
Total costs and expenses	149,351	485,076	522,768	924,991

Operating (losses) earnings	2,935	(643)	(17,005)	4,610

Other income (expense):
Gain on dissolution of investment	—	75	—	573
Interest income	144	731	509	1,387
Interest expense	(68)	(117)	(218)	(182)
Total other income (expense), net	76	689	291	1,778

(Losses) Earnings before income taxes	3,011	46	(16,714)	6,388
Income tax benefit (provision)	492	(40)	8,790	(1,474)

Net (losses) earnings	$3,503	$6	$(7,924)	$4,914

(Losses) Earnings per share:
Basic net (losses) earnings per common share	$0.83	$—	$(1.87)	$1.16
Diluted net (losses) earnings per common share	$0.82	$—	$(1.87)	$1.16

Dividends per common share	$0.24	$0.24	$0.48	$0.46

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net (losses) earnings	$(7,924)	$4,914
Adjustments to reconcile net (losses) earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,751	7,873
Gains on sales of property	(140)	(434)
Provision for doubtful accounts	(24)	(36)
Stock-based compensation expense	304	197
Deferred income taxes	(1,534)	1,012
Net change in fair value contracts	(12)	19
Gain on dissolution of AREC	—	(573)
Changes in assets and liabilities:
Accounts receivable	27,103	11,812
Accounts receivable/payable, affiliates	1	(23)
Inventories	6,570	2,802
Income tax receivable	(4,733)	187
Prepayments and other current assets	262	(271)
Accounts payable	(63,013)	1,505
Accrued liabilities	3,875	3,765
Other	55	999
Net cash provided by (used in) operating activities	(30,459)	33,748

Investing activities:
Property and equipment additions	(2,880)	(13,121)
Asset acquisition	(9,137)	(5,611)
Proceeds from property sales	514	1,287
Proceeds from dissolution of AREC	—	998
Insurance and state collateral (deposits) refunds	1,129	774
Net cash used in investing activities	(10,374)	(15,673)

Financing activities:
Principal repayments of finance lease obligations	(1,070)	(651)
Payment of contingent consideration liability	(111)	—
Dividends paid on common stock	(2,044)	(1,944)
Net cash used in financing activities	(3,225)	(2,595)

(Decrease) Increase in cash and cash equivalents, including restricted cash	(44,058)	15,480
Cash and cash equivalents, including restricted cash, at beginning of period	122,255	117,066
Cash and cash equivalents, including restricted cash, at end of period	$78,197	$132,546

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2020	$423	$12,778	$138,440	$151,641
Net (losses) earnings	—	—	(11,427)	(11,427)
Stock-based compensation expense	—	134	—	134
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(6)	(6)
Balance, March 31, 2020	423	12,912	125,991	139,326
Net (losses) earnings	—	—	3,503	3,503
Stock-based compensation expense	—	170	—	170
Cancellation of shares withheld to cover taxes upon vesting of restricted awards	—	(81)	—	(81)
Dividends declared:
Common stock, $0.24/share	—	—	(1,018)	(1,018)
Awards under LTIP, $0.24/share	—	—	(10)	(10)
Balance, June 30, 2020	$423	$13,001	$128,466	$141,890

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2019	$422	$11,948	$134,228	$146,598
Net earnings	—	—	4,908	4,908
Stock-based compensation expense	—	123	—	123
Dividends declared:
Common stock, $0.22/share	—	—	(928)	(928)
Awards under LTIP, $0.22/share	—	—	(2)	(2)
Balance, March 31, 2019	422	12,071	138,206	150,699
Net earnings	—	—	6	6
Stock-based compensation expense	—	74	—	74
Issuance of common shares for acquisition	1	391	—	392
Cancellation of shares withheld to cover taxes upon vesting of restricted awards	—	(39)	—	(39)
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(8)	(8)
Balance, June 30, 2019	$423	$12,497	$137,188	$150,108

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. (“AE”) is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with terminals in the Gulf Coast region of the U.S. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. See Note 8 for further information regarding our business segments.

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results expected for the full year of 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC on March 6, 2020. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019

Cash and cash equivalents	$70,215	$112,994
Restricted cash	7,982	9,261
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$78,197	$122,255

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2020	4,235,533
Vesting of restricted stock unit awards	217
Balance, March 31, 2020	4,235,750
Vesting of restricted stock unit awards	8,641
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(2,107)
Balance, June 30, 2020	4,242,284

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted (losses) earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Losses) Earnings per share — numerator:
Net (losses) earnings	$3,503	$6	$(7,924)	$4,914

Denominator:
Basic weighted average number of shares outstanding	4,239	4,227	4,237	4,223

Basic (losses) earnings per share	$0.83	$—	$(1.87)	$1.16

Diluted (losses) earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,239	4,227	4,237	4,223
Restricted stock unit awards (1)	12	—	—	6
Performance share unit awards (1) (2)	2	—	—	—
Total diluted shares	4,253	4,227	4,237	4,229

Diluted (losses) earnings per share	$0.82	$—	$(1.87)	$1.16
_______________
(1)For the six months ended June 30, 2020, the effect of the restricted stock unit awards and the performance share awards on (losses) earnings per share is anti-dilutive. For the three and six months ended June 30, 2019, the effect of the performance share awards on earnings per share is anti-dilutive.
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

See Note 6 for a discussion of the Level 3 inputs used in the determination of the fair value of the intangible assets acquired in an asset acquisition that occurred in June 2020.

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

We are continuing to evaluate the full impact of the CARES Act. However, we have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We have an income tax receivable at June 30, 2020 of approximately $3.7 million for the benefit of carrying back the NOL for the fiscal year 2019 to 2014. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to previous years. As a result, we have also included the 2020 provisional amounts in income tax receivable at June 30, 2020. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses on our consolidated statements of operations. During the six months ended June 30, 2020, we recorded a write-down of $18.2 million of our crude oil inventory due to significant declines in prices in 2020.

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

We review our long-lived assets for impairment whenever there is evidence that the carrying value of these assets may not be recoverable. Any impairment recognized is permanent and may not be restored. Property and equipment is reviewed at the lowest level of identifiable cash flows. For property and equipment requiring impairment, the fair value is estimated based on an internal discounted cash flow model of future cash flows.

See Note 5 for additional information regarding our property and equipment.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This new standard eliminates certain exceptions in Accounting Standards Codification (“ASC”) 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year.

We elected to early adopt this standard during the period ended June 30, 2020, and most amendments within the standard were required to be applied on a prospective basis as of January 1, 2020, while certain amendments were applied on a retrospective or modified retrospective basis. The most significant impact to us is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods, which was required to be applied on a prospective basis. As a result of our adoption of ASU 2019-12, we calculated our quarterly income tax benefits based on ordinary losses incurred during the first and second quarters of 2020, no longer limiting the computed benefit if it exceeds the amount of benefit that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full fiscal year.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Three Months Ended June 30, 2020
Revenues from contracts with customers	$131,529	$12,145	$143,674
Other (1)	8,612	—	8,612
Total revenues	$140,141	$12,145	$152,286

Timing of revenue recognition:
Goods transferred at a point in time	$131,529	$—	$131,529
Services transferred over time	—	12,145	12,145
Total revenues from contracts with customers	$131,529	$12,145	$143,674

Three Months Ended June 30, 2019
Revenues from contracts with customers	$390,407	$17,393	$407,800
Other (1)	76,633	—	76,633
Total revenues	$467,040	$17,393	$484,433

Timing of revenue recognition:
Goods transferred at a point in time	$390,407	$—	$390,407
Services transferred over time	—	17,393	17,393
Total revenues from contracts with customers	$390,407	$17,393	$407,800

Six Months Ended June 30, 2020
Revenues from contracts with customers	$451,246	$28,401	$479,647
Other (1)	26,116	—	26,116
Total revenues	$477,362	$28,401	$505,763

Timing of revenue recognition:
Goods transferred at a point in time	$451,246	$—	$451,246
Services transferred over time	—	28,401	28,401
Total revenues from contracts with customers	$451,246	$28,401	$479,647

Six Months Ended June 30, 2019
Revenues from contracts with customers	$751,138	$32,800	$783,938
Other (1)	145,663	—	145,663
Total revenues	$896,801	$32,800	$929,601

Timing of revenue recognition:
Goods transferred at a point in time	$751,138	$—	$751,138
Services transferred over time	—	32,800	32,800
Total revenues from contracts with customers	$751,138	$32,800	$783,938
_______________
(1)Other marketing revenues are recognized under ASC 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue gross-up	$60,044	$223,043	$217,483	$465,166

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019

Insurance premiums	$448	$473
Rents, licenses and other	849	1,086
Total prepayments and other current assets	$1,297	$1,559

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2020	2019

Tractors and trailers (1)	5 – 6	$122,892	$115,693
Field equipment (2)	2 – 5	24,960	25,094
Buildings	5 – 39	14,939	16,055
Office equipment	2 – 5	1,387	1,951
Land		1,790	1,790
Construction in progress		712	3,661
Total		166,680	164,244
Less accumulated depreciation		(97,400)	(95,198)
Property and equipment, net		$69,280	$69,046
_______________
(1)Amounts include tractors in our crude oil marketing segment and trailers in our transportation segment held under finance leases. At June 30, 2020 and December 31, 2019, gross property and equipment associated with these assets held under finance leases were $7.2 million and $5.5 million, respectively. Accumulated amortization associated with these assets held under these finance leases were $2.3 million and $1.7 million at June 30, 2020 and December 31, 2019, respectively (see Note 13 for further information).
(2)Amounts include a tank storage and throughput arrangement in our crude oil marketing segment held under a finance lease. At June 30, 2020 and December 31, 2019, gross property and equipment associated with these assets held under a finance lease were $3.3 million and $3.3 million, respectively. Accumulated amortization associated with these assets held under a finance lease was $1.3 million and $0.7 million at June 30, 2020 and December 31, 2019, respectively (see Note 13 for further information).

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Depreciation and amortization, excluding amounts under finance leases	$3,725	$3,828	$7,645	$7,172
Amortization of property and equipment under finance leases	553	456	1,106	701
Total depreciation and amortization	$4,278	$4,284	$8,751	$7,873

Note 6. Acquisition

On May 17, 2020, we entered into a purchase and sale agreement with Comcar Industries, Inc. (“Comcar”), a bulk carrier trucking company, for the purchase of substantially all of the transportation assets of Comcar’s subsidiary, CTL Transportation, LLC (“CTL”). CTL provides short-haul delivery services to customers in the chemical industry, with operations in nine locations in the southeastern United States. On June 26, 2020, we closed on the asset acquisition for approximately $9.0 million in cash. This acquisition added approximately 163 tractors and 328 trailers to our existing transportation fleet, and these assets were included in our transportation segment. This acquisition added new customers, new market areas and new product lines to our transportation segment portfolio. As a result of the acquisition, we added services to new and existing customers in six new market areas, including new terminals in Louisiana, Missouri, Ohio, Georgia and Florida.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We also incurred approximately $0.1 million of acquisition costs in connection with this acquisition, which has been included in the allocation of the total purchase price of $9.1 million to the assets acquired.

The following table summarizes the estimated fair value of the assets acquired at the acquisition date (in thousands):

Property and equipment — tractors and trailers	$5,901
Materials and supplies	87
Intangible assets — customer relationships	3,149
Total purchase price	$9,137

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

A customer relationship intangible asset is the relationship between CTL and various customers to whom we did not have a previous relationship. The customer relationships we acquired in this transaction provide us with access to those customers to whom we did not have a previous relationship and allows us to enter product markets in which we have not previously participated. Because of the highly competitive and fragmented transportation market, we believe access to these customers will provide us with an entry into new market areas.

The discounted cash flow analysis used to estimate the fair value of the CTL customer relationships relied on Level 3 fair value inputs. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date. With respect to the CTL customer relationships, the Level 3 inputs included the rate of retention of the current customers of CTL as of the valuation date, our transportation segment’s historical customer retention rate and projected future revenues associated with the customers. The CTL customers expected to remain with us after the transaction were included in the valuation of the customer relationships. We are amortizing the customer relationship intangible assets over a period of seven years, using a modified straight-line approach.

For the period from acquisition to June 30, 2020, we recorded a minimal amount of amortization expense related to these intangible assets.

In connection with the acquisition, we entered into a finance lease agreement for an additional 40 trailers with a six year term. See Note 13 for further information regarding finance leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019

Amounts associated with liability insurance program:
Insurance collateral deposits	$707	$1,233
Excess loss fund	521	943
Accumulated interest income	340	609
Other amounts:
State collateral deposits	39	37
Materials and supplies	540	477
Total cash deposits and other assets	$2,147	$3,299

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Other	Total

Three Months Ended June 30, 2020
Revenues	$140,141	$12,145	$—	$152,286
Segment operating (losses) earnings (1)	6,830	(1,164)	—	5,666
Depreciation and amortization	1,857	2,421	—	4,278
Property and equipment additions (2) (3)	18	323	327	668

Three Months Ended June 30, 2019
Revenues	$467,040	$17,393	$—	$484,433
Segment operating earnings (1)	962	977	—	1,939
Depreciation and amortization	2,304	1,980	—	4,284
Property and equipment additions (3)	1,348	3,422	—	4,770

Six Months Ended June 30, 2020
Revenues	$477,362	$28,401	$—	$505,763
Segment operating (losses) earnings (1)	(10,821)	(559)	—	(11,380)
Depreciation and amortization	3,864	4,887	—	8,751
Property and equipment additions (2) (3)	2,050	364	466	2,880

Six Months Ended June 30, 2019
Revenues	$896,801	$32,800	$—	$929,601
Segment operating earnings (1)	8,060	1,816	—	9,876
Depreciation and amortization	4,426	3,447	—	7,873
Property and equipment additions (3)	3,002	10,119	—	13,121
_______________
(1)Our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $6.0 million and inventory valuation losses of $1.0 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, our crude oil marketing segment’s operating (losses) earnings included inventory valuation losses of $18.2 million and inventory liquidation gains of $3.5 million, respectively.
(2)During the three and six months ended June 30, 2020, we had $0.3 million and $0.5 million, respectively, of property and equipment additions for leasehold improvements at our corporate headquarters, which is not attributed or allocated to any of our reporting segments.
(3)Our crude oil marketing segment’s property and equipment additions do not include approximately $3.6 million and $4.1 million of assets acquired under finance leases during the three and six months ended June 30, 2019, respectively, and approximately $1.7 million of assets acquired under finance leases during the three and six months ended June 30, 2020. See Note 13 for further information.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating (losses) earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to (losses) earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Segment operating (losses) earnings	$5,666	$1,939	$(11,380)	$9,876
General and administrative	(2,731)	(2,582)	(5,625)	(5,266)
Operating (losses) earnings	2,935	(643)	(17,005)	4,610
Gain on dissolution of investment	—	75	—	573
Interest income	144	731	509	1,387
Interest expense	(68)	(117)	(218)	(182)
(Losses) Earnings before income taxes	$3,011	$46	$(16,714)	$6,388

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019

Reporting segment:
Marketing	$105,885	$141,402
Transportation	62,990	58,483
Cash and other	92,459	130,957
Total assets	$261,334	$330,842

There were no significant intersegment sales during the three and six months ended June 30, 2020 and 2019, respectively. Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 9. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA Industries, Inc., which is an affiliated entity.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Affiliate billings to us	$15	$26	$32	$43
Billings to affiliates	1	1	2	2
Rentals paid to affiliate	122	122	244	244

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

At June 30, 2020, we had in place two commodity purchase and sale contracts, both of which had fair values associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately 258 barrels per day of crude oil during July 2020 through December 2020.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the dates indicated (in thousands):

Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
June 30, 2020
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$26	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	14	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$26	$—	$14	$—

December 31, 2019
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$—	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At June 30, 2020 and December 31, 2019, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues – marketing	$(7)	$—	$12	$(20)

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
June 30, 2020
Derivatives:
Current assets	$—	$26	$—	$—	$26
Current liabilities	—	(14)	—	—	(14)
Net value	$—	$12	$—	$—	$12

December 31, 2019
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	—
Net value	$—	$—	$—	$—	$—

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At June 30, 2020 and December 31, 2019, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stock-Based Compensation Plan

We have in place a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted under the 2018 LTIP, forfeitures under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through June 30, 2020, a total of 81,086 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Compensation expense	$170	$74	$304	$197

At June 30, 2020 and December 31, 2019, we had $27,500 and $23,600, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2020	18,782	$37.05
Granted (2)	20,346	$24.85
Vested	(8,858)	$36.87
Forfeited	(1,804)	$32.29
Restricted stock unit awards at June 30, 2020	28,466	$28.68
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2020 was $0.5 million based on a grant date market price of our common shares ranging from $24.77 to $26.23 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.5 million at June 30, 2020. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.5 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2020	2,787	$43.00
Granted (2)	10,781	$24.92
Vested	—	$—
Forfeited	(595)	$30.22
Performance share unit awards at June 30, 2020	12,973	$28.56
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2020 was $0.2 million based on a grant date market price of our common shares ranging from $24.77 to $26.23 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.3 million at June 30, 2020. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.4 years.

Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019

Cash paid for interest	$218	$182
Cash paid for federal and state income taxes	182	233
Cash refund for NOL carryback under CARES Act	2,703	—

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(1,237)	(1,179)
Property and equipment acquired under finance leases	1,656	4,148
Issuance of common shares in asset acquisition	—	392

See Note 13 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of ROU assets	$553	$456	$1,106	$701
Interest on lease liabilities	68	81	142	127
Operating lease cost	678	717	1,357	1,579
Short-term lease cost	2,169	2,863	4,671	4,828
Total lease expense	$3,468	$4,117	$7,276	$7,235

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,354	$1,274
Operating cash flows from finance leases	201	94
Financing cash flows from finance leases	1,070	651

ROU assets obtained in exchange for new lease liabilities:
Finance leases (2)	1,656	4,148
Operating leases	162	11,111
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.
(2)2020 amount consists of a finance lease agreement for 40 trailers with a six year term that we entered into in connection with the CTL acquisition. See Note 6 for further information.

The following table provides the lease terms and discount rates for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
Weighted-average remaining lease term (years):
Finance leases	4.4	3.52
Operating leases	4.38	5.24

Weighted-average discount rate:
Finance leases	4.2%	4.9%
Operating leases	5.0%	5.0%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019
Assets
Finance lease ROU assets (1)	$6,934	$6,384
Operating lease ROU assets	8,599	9,576

Liabilities
Current
Finance lease liabilities	2,482	2,167
Operating lease liabilities	2,159	2,252
Noncurrent
Finance lease liabilities	4,647	4,376
Operating lease liabilities	6,442	7,323
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at June 30, 2020 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2020	$1,361	$1,350
2021	2,723	2,311
2022	1,789	1,968
2023	939	1,789
2024	336	1,671
Thereafter	446	444
Total lease payments	7,594	9,533
Less: Interest	(465)	(932)
Present value of lease liabilities	7,129	8,601
Less: Current portion of lease obligation	(2,482)	(2,159)
Total long-term lease obligation	$4,647	$6,442

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2019 (in thousands):

	Finance	Operating
	Lease	Lease

2020	$2,426	$2,660
2021	2,426	2,256
2022	1,492	1,914
2023	642	1,776
2024	37	1,668
Thereafter	—	443
Total lease payments	7,023	10,717
Less: Interest	(480)	(1,142)
Present value of lease liabilities	6,543	9,575
Less: Current portion of lease obligation	(2,167)	(2,252)
Total long-term lease obligation	$4,376	$7,323

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

The amount of pre-funded insurance premiums left to cover potential future losses related to periods prior to October 1, 2017, and our accruals for automobile and workers’ compensation claims were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019

Pre-funded premiums for losses incurred but not reported	$64	$168
Accrued automobile and workers’ compensation claims	3,691	2,956

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

	June 30,	December 31,
	2020	2019

Accrued medical claims	$2,066	$1,016

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

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our business segments.

Recent Developments and Outlook

CTL Asset Acquisition

On May 17, 2020, we entered into a purchase and sale agreement with Comcar Industries, Inc. (“Comcar”), a bulk carrier trucking company, for the purchase of substantially all of the transportation assets of Comcar’s subsidiary, CTL Transportation, LLC (“CTL”). CTL provides short-haul delivery services to customers in the chemical industry, with operations in nine locations in the southeastern United States. On June 26, 2020, we closed on the asset acquisition for approximately $9.1 million in cash, including acquisition costs. This acquisition added approximately 163 tractors and 328 trailers to our existing transportation fleet, and these assets were included in our transportation segment.

Global Pandemic and Industry Supply Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic and the emergency response measures enacted by the United States and governments around the world have caused material disruptions to many businesses resulting in a severe slowdown in global economies, including the United States, leading to increased volatility in financial markets worldwide and reduced demand for crude oil and other commodities. In March 2020, members of OPEC failed to agree on crude oil production levels, which resulted in an increased supply of crude oil and led to a substantial decline in crude oil prices and an increasingly volatile market. During the second quarter of 2020, while members of OPEC reached agreements to cut crude oil production, downward pressure on crude oil prices continues and could continue into the foreseeable future, due to concerns regarding an oversupply of crude oil inventories. As a result, prices of crude oil and other commodities continue to remain volatile.

The adverse economic effects of the COVID-19 outbreak, including the restrictions in place by governments, changes in consumer behavior related to the slowdown of the economy and the disruption of historical supply and demand patterns, and the volatility of the crude oil markets have resulted in a decline in our crude oil marketing operations and significantly decreased demand for our transportation services. Our crude oil marketing operations have declined as low crude oil prices have negatively impacted production of crude oil, and demand for crude oil and other related products has significantly decreased due to the global economic slowdown from COVID-19. During the first quarter of 2020, our overall transportation operations remained steady as we transported products including bleach, disinfectant, soap and other similar products in high demand, while seeing an offsetting drop in demand for other products we typically transport. During April and May 2020, we saw a significant decline in our overall transportation operations primarily due to the continuation of the governmental restrictions and the adverse economic effects. However, beginning in late June, demand for transportation of products has begun to increase.

At June 30, 2020, we had 519,927 barrels of crude oil in inventory, and during the six months ended June 30, 2020, we recognized an inventory valuation loss of approximately $18.2 million as the price of our crude oil inventory declined from $61.93 per barrel at December 31, 2019 to $38.15 per barrel at June 30, 2020. Further valuation losses may occur if the price of crude oil continues to decline.

We are dependent on our workforce of truck drivers to transport crude oil and products for our customers. Developments such as social distancing and shelter-in-place directives thus far have not had a significant impact on our ability to deploy our workforce effectively as the transportation industry has been deemed an essential service under current Cybersecurity and Infrastructure Security Agency guidelines. We have taken measures to seek to ensure the safety of our employees and operations while maintaining uninterrupted service to our customers. The safety of our employees and operations while providing uninterrupted service to our customers remains our primary focus. We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. While we consider the decreased demand in transportation services, the lower crude oil prices and decrease in demand to be temporary, if the pandemic and decline in oil prices continue, they may have a material adverse effect on our results of future operations, financial position and liquidity in 2020.

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

Voluntary Early Retirement Program and Terminations

In May 2020, primarily as a result of the economic downturn, we implemented a voluntary early retirement program for certain employees, which resulted in an increase in personnel expenses of approximately $0.4 million. Of this amount, approximately $0.3 million was included in general and administrative expenses and $0.1 million was included in operating expenses.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating (losses) earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change (1)	2020	2019	Change (1)

Revenues	$140,141	$467,040	(70%)	$477,362	$896,801	(47%)
Operating (losses) earnings (2)	6,830	962	610%	(10,821)	8,060	(234%)
Depreciation and amortization	1,857	2,304	(19%)	3,864	4,426	(13%)
Driver compensation	4,089	5,678	(28%)	9,382	11,711	(20%)
Insurance	2,166	2,241	(3%)	4,640	4,232	10%
Fuel	1,132	2,349	(52%)	3,166	4,798	(34%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating (losses) earnings included inventory liquidation gains of $6.0 million and inventory valuation losses of $1.0 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, operating (losses) earnings included inventory valuation losses of $18.2 million and inventory liquidation gains of $3.5 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Field level purchase volumes – per day (1)
Crude oil – barrels	81,152	101,884	95,203	107,551

Average purchase price
Crude oil – per barrel	$24.12	$60.02	$36.03	$57.00
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019. Crude oil marketing revenues decreased by $326.9 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $291.1 million, and lower overall crude oil volumes, which decreased revenues by approximately $35.8 million. The average crude oil price received was $60.02 during the three months ended June 30, 2019, which decreased to $24.12 during the three months ended June 30, 2020. The decrease in the market price of crude oil and the lower crude oil volumes produced and available for purchase were due to the effects of the COVID-19 outbreak and the delay of OPEC to agree on crude oil production levels, which resulted in a significant drop in crude oil prices during the three months ended June 30, 2020. However, crude oil prices rebounded somewhat by the end of the second quarter of 2020.

Our crude oil marketing operating earnings for the three months ended June 30, 2020 increased by $5.9 million, primarily due to inventory valuation changes (as shown in the table below) and lower fuel and driver compensation costs, partially offset by lower crude oil prices and volumes.

Driver compensation decreased by $1.6 million during the three months ended June 30, 2020 as compared to the same period in 2019, primarily as a result of a decrease in the number of drivers required for volumes transported in the 2020 period as compared to the 2019 period.

Insurance costs decreased by $0.1 million during the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to insurance premium true-ups and a lower driver count and lower miles driven in the 2020 period. Fuel costs decreased by $1.2 million during the three months ended June 30, 2020 as compared to the same period in 2019, consistent with a lower driver count and lower miles driven in the current period.

Depreciation and amortization expense decreased by $0.4 million during the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2019.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019. Crude oil marketing revenues decreased by $419.4 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $360.5 million, and lower overall crude oil volumes, which decreased revenues by approximately $58.9 million. The average crude oil price received was $57.00 during the six months ended June 30, 2019, which decreased to $36.03 during the six months ended June 30, 2020. The decrease in the market price of crude oil and the lower crude oil volumes produced and available for purchase were due to the effects of the COVID-19 outbreak and the delay of OPEC to agree on crude oil production levels, which resulted in a significant drop in crude oil prices during the second quarter of 2020.

Our crude oil marketing operating (losses) earnings for the six months ended June 30, 2020 decreased by $18.9 million, from earnings of $8.1 million during the 2019 period to a loss of $10.8 million in the 2020 period, primarily due to inventory valuation changes (as shown in the table below) and lower revenues due to lower crude oil prices and volumes, partially offset by lower fuel and driver compensation costs.

Driver compensation decreased by $2.3 million during the six months ended June 30, 2020 as compared to the same period in 2019, primarily as a result of a decrease in the number of drivers required for volumes transported in the 2020 period as compared to the 2019 period.

Insurance costs increased by $0.4 million during the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to insurance premium true-ups, partially offset by lower hours worked by drivers and lower miles driven in the 2020 period. Fuel costs decreased by $1.6 million during the six months ended June 30, 2020 as compared to the same period in 2019, consistent with the lower driver count and lower miles driven in the current period.

Depreciation and amortization expense decreased by $0.6 million during the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2019.

Field Level Operating Earnings (Non-GAAP Financial Measure). Inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations are two significant factors affecting comparative crude oil marketing segment operating (losses) earnings. As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. During periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

Crude oil marketing operating (losses) earnings can be affected by the valuations of our forward month commodity contracts (derivative instruments). These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level). The valuation of derivative instruments at period end requires the recognition of non-cash “mark-to-market” gains and losses.

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating (losses) earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

As reported segment operating (losses) earnings (1)	$6,830	$962	$(10,821)	$8,060
Add (subtract):
Inventory liquidation gains	(6,031)	—	—	(3,510)
Inventory valuation losses	—	952	18,184	—
Derivative valuation (gains) losses	7	—	(12)	20
Field level operating earnings (2)	$806	$1,914	$7,351	$4,570
_______________
(1)Our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $6.0 million and inventory valuation losses of $1.0 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, operating (losses) earnings included inventory valuation losses of $18.2 million and inventory liquidation gains of $3.5 million, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings decreased during the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to lower revenues resulting from lower crude oil margins and volumes, partially offset by lower fuel and driver compensation costs. Field level operating earnings increased during the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to lower fuel and driver compensation costs, partially offset by lower crude oil margins and volumes.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	June 30, 2020		December 31, 2019
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	519,927	$38.15	426,397	$61.93

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Recent Developments and Outlook” above, “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2019 Form 10-K.

Transportation

Our transportation segment revenues, operating (losses) earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change (1)	2020	2019	Change (1)

Revenues	$12,145	$17,393	(30%)	$28,401	$32,800	(13%)
Operating (losses) earnings	$(1,164)	$977	(219%)	$(559)	$1,816	(131%)
Depreciation and amortization	$2,421	$1,980	22%	$4,887	$3,447	42%
Driver commissions	$1,951	$2,935	(34%)	$4,558	$5,764	(21%)
Insurance	$1,562	$1,497	4%	$3,086	$3,178	(3%)
Fuel	$606	$1,760	(66%)	$1,887	$3,480	(46%)
Maintenance expense	$620	$1,072	(42%)	$1,451	$2,091	(31%)
Mileage (000s)	3,890	5,639	(31%)	9,130	10,714	(15%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Total transportation revenue	$12,145	$17,393	$28,401	$32,800
Diesel fuel cost	(606)	(1,760)	(1,887)	(3,480)
Revenues, net of fuel cost (1)	$11,539	$15,633	$26,514	$29,320
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019. Transportation revenues decreased by $5.2 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of a decrease in business activities of our customers as a result of the COVID-19 outbreak, partially offset by the previously announced acquisition of the assets of a transportation company (the “EH Transport acquisition”) in May 2019. In connection with the EH Transport acquisition, we hired more drivers and added new customers and product lines during 2019, which resulted in an increase in revenues and miles traveled. In addition, on June 26, 2020, we completed the acquisition of the transportation assets of CTL, which is expected to add new customers and new product lines. We hired approximately 140 additional drivers in connection with this acquisition.

As a result of the COVID-19 outbreak, our transportation operations declined primarily during April and May 2020, after having remained steady through March 2020. During the first quarter of 2020, we transported products in higher demand, including bleach, disinfectant, soap and other similar products, which had offset decreased transportation demand for certain other products that we transported. However, during the second quarter of 2020, we experienced a significant decline in transportation operations. As a result, revenues, net of fuel cost, decreased by $4.1 million during the three months ended June 30, 2020, primarily as a result of decreased miles traveled during the 2020 period.

Our transportation operating (losses) earnings for the three months ended June 30, 2020 decreased by $2.1 million as compared to the same period in 2019, from earnings of $1.0 million during the 2019 period to a loss of $1.2 million in the 2020 period, primarily due to lower revenues resulting from lower miles traveled, and higher depreciation and amortization expense related to the EH Transport acquisition and new assets placed into service, partially offset by lower fuel costs, maintenance expense and other operating expenses.

Fuel costs decreased by $1.2 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of lower miles traveled during the 2020 period. Depreciation and amortization expense increased by $0.4 million during the three months ended June 30, 2020 as compared to the same period in 2019, primarily as a result of the EH Transport acquisition during the second quarter of 2019 and the purchase of new tractors and trailers in 2019.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019. Transportation revenues decreased by $4.4 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of a decrease in business activities of our customers as a result of the COVID-19 outbreak resulting in lower miles traveled, partially offset by the EH Transport acquisition in May 2019. Revenues, net of fuel cost, decreased by $2.8 million during the six months ended June 30, 2020, primarily as a result of the lower transportation revenues and lower miles traveled during the 2020 period.

Our transportation operating (losses) earnings for the six months ended June 30, 2020 decreased by $2.4 million as compared to the same period in 2019, from earnings of $1.8 million during the 2019 period to a loss of $0.6 million in the 2020 period, primarily due to lower revenues resulting from lower miles traveled, and higher depreciation and amortization expense related to the EH Transport acquisition and new assets placed into service, partially offset by lower fuel costs, maintenance costs and other operating expenses.

Fuel costs decreased by $1.6 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of lower miles traveled during the 2020 period. Depreciation and amortization expense increased by $1.4 million during the six months ended June 30, 2020 as compared to the same period in 2019, primarily as a result of the EH Transport acquisition during the second quarter of 2019 and the purchase of new tractors in 2019.

General and Administrative Expense

General and administrative expense increased by $0.1 million during the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to higher insurance costs and salaries and wages, partially offset by lower outside service fees and franchise taxes.

General and administrative expense increased by $0.4 million during the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to higher insurance costs and salaries and wages, partially offset by lower outside service fees and franchise taxes.

Gain on Dissolution of Investment

During the six months ended June 30, 2019, we received a cash payment from Adams Resources Exploration Corporation (“AREC”) totaling approximately $1.0 million, related to the final settlement of its bankruptcy and dissolution. AREC had been one of our wholly owned subsidiaries, until its bankruptcy filing in April 2017. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018 and $0.6 million was recorded as a gain in our unaudited condensed consolidated financial statements during the six months ended June 30, 2019.

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

We are continuing to evaluate the full impact of the CARES Act. However, we have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We have an income tax receivable at June 30, 2020 of approximately $3.7 million for the benefit of carrying back the NOL for the fiscal year 2019 to 2014. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to previous years. As a result, we have also included the 2020 provisional amounts in income tax receivable at June 30, 2020. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

At June 30, 2020 and December 31, 2019, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019

Cash and cash equivalents	$70,215	$112,994
Working capital	77,579	87,747

Although our cash balance at June 30, 2020 decreased by 38 percent from December 31, 2019, we believe current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs. During June 2020, we made a cash payment of approximately $9.1 million, including acquisition costs, for the acquisition of CTL transportation assets. In addition, we have significantly curtailed our capital spending as a result of the current business environment.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019

Cash provided by (used in):
Operating activities	$(30,459)	$33,748
Investing activities	(10,374)	(15,673)
Financing activities	(3,225)	(2,595)

Operating activities. Net cash flows used in operating activities was $30.5 million for the six months ended June 30, 2020 compared to net cash flows provided by operating activities of $33.7 million for the six months ended June 30, 2019. The decrease in net cash flows from operating activities of $64.2 million was primarily due to lower earnings as a result of inventory valuation losses recognized in the current period, and changes in our working capital accounts.

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

Early payments were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2020	2019

Early payments received	$10,133	$54,108

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2019, we received several early payments from certain customers in our crude oil marketing operations, while during June 2020, we received a substantially lower amount of early payments primarily due to the significant decrease in the price of crude oil. Our cash balance decreased by approximately $42.8 million as of June 30, 2020 relative to the year ended December 31, 2019 primarily as a result of the timing of the receipt of these early payments received during each period resulting from the decrease in crude oil marketing activities.

Investing activities. Net cash flows used in investing activities for the six months ended June 30, 2020 decreased by $5.3 million when compared to the same period in 2019. This decrease was primarily due to a decrease of $10.2 million in capital spending for property and equipment (see following table) and an increase of $0.4 million in insurance and state collateral refunds, partially offset by an increase of $3.5 million in cash paid for asset acquisitions ($9.1 million was paid in June 2020 for the purchase of the CTL transportation assets while $5.6 million was paid in May 2019 for the purchase of the EH Transport assets — both in our transportation segment), the receipt in 2019 of $1.0 million in cash proceeds related to the final settlement of AREC’s bankruptcy and a decrease of $0.8 million in cash proceeds from the sales of assets.

Capital spending was as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Crude oil marketing (1)	$2,050	$3,002
Transportation (2)	364	10,119
Other (3)	466	—
Capital spending	$2,880	$13,121
_______________
(1)2020 amount primarily relates to the purchase of 16 tractors and other field equipment. 2019 amount primarily relates to the purchase of eight tractors and other field equipment.
(2)2020 amount does not include approximately $9.1 million of capital spending related to the CTL asset acquisition. 2019 amount primarily relates to the purchase of 40 tractors and other field equipment, and does not include approximately $5.6 million of capital spending related to the EH Transport asset acquisition.
(3)Amount relates to leasehold improvements at our corporate headquarters, which is not attributed to any of our reporting segments.

Financing activities. Cash used in financing activities for the six months ended June 30, 2020 increased by $0.6 million when compared to the same period in 2019. The increase was primarily due to an increase of $0.4 million in principal repayments made for finance lease obligations in our crude oil marketing segment for certain of our tractors and a tank storage and throughput arrangement. During the six months ended June 30, 2020, we paid cash dividends of $0.48 per common share, or a total of $2.0 million, while during the six months ended June 30, 2020, we paid a cash dividend of $0.46 per common share, or a total of $1.9 million. See “Other Items” below for further information regarding our finance leases.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2020 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$7,594	$2,725	$3,721	$851	$297
Operating lease obligations (2)	9,533	2,517	4,025	2,654	337
Total contractual obligations	$17,127	$5,242	$7,746	$3,505	$634
_______________
(1)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors and tank storage and throughput arrangements in our crude oil marketing segment and for certain trailers in our transportation segment.
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

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2019 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2019 Form 10-K, except as discussed in Note 2 and Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements in relation to Level 3 inputs used in the determination of fair value of intangible assets acquired.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of COVID-19 has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on non-essential activities in the United States and abroad. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in crude oil prices in response to demand concerns, further exacerbated by the OPEC price war during the first quarter of 2020 and global storage considerations. During the second quarter of 2020, while members of OPEC reached agreements to cut crude oil production, downward pressure on crude oil prices continues and could continue into the foreseeable future, due to concerns regarding an oversupply of crude oil inventories. As a result, prices of crude oil and other commodities continue to remain volatile.

The ongoing COVID-19 pandemic has caused a number of adverse economic effects, including government restrictions, changes in consumer behavior related to the economic slowdown, and disruption of historical supply and demand patterns, which have negatively affected our business and the businesses of our customers.

As a result, our crude oil marketing operations have declined, as low crude oil prices have negatively impacted production of crude oil, and demand for crude oil and other related products has significantly decreased. While we consider the lower crude oil price and decrease in demand to be temporary, if it continues, it may materially affect purchases and sales of crude oil for the remainder of 2020, which affects demand for our services and our overall liquidity. We are actively monitoring our financial condition, liquidity, operations, customers, industry and workforce. Although we cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and decline in oil prices continue, we expect that they will have an adverse effect on our results of future operations, financial position and liquidity in 2020.

Additionally, during the second quarter of 2020, we saw a significant decline in our overall transportation operations primarily due to the continuation of the governmental restrictions and the adverse economic effects. While we have seen signs that demand for transportation of products has begun to increase, such demand may decrease again in the future, particularly if governmental restrictions are renewed or reinstituted.

The implementation of governmental restrictions related to COVID-19 has not to date had a significant impact on our ability to deploy our workforce effectively, as the transportation industry has been deemed an essential service, but limitations or restrictions could be enacted in the future that would impact our operations. Additionally, we may also experience disruptions in our workforce related to COVID-19, which may negatively affect our revenues in 2020 and our overall liquidity.

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
10.1
Asset Purchase Agreement dated as of May 18, 2020 by and among Adams Resources & Energy, Inc. and Service Transport Company, as Buyer, and Comcar Industries, Inc., CTL Transportation, LLC and Their Subsidiaries and Affiliates Signatory Hereto, as Sellers.

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	August 6, 2020	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)