Form 10-Q
period 2020-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2020-11-05
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

A total of 4,242,284 shares of Common Stock were outstanding at November 1, 2020.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$53,106	$112,994
Restricted cash	4,865	9,261
Accounts receivable, net of allowance for doubtful
accounts of $114 and $141, respectively	94,654	94,534
Inventory	15,942	26,407
Derivative assets	3	—
Income tax receivable	7,054	2,569
Prepayments and other current assets	1,417	1,559
Total current assets	177,041	247,324
Property and equipment, net	64,469	69,046
Operating lease right-of-use assets, net	8,453	9,576
Intangible assets, net	4,304	1,597
Cash deposits and other assets	2,193	3,299
Total assets	$256,460	$330,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,407	$147,851
Accounts payable – related party	158	5
Current portion of finance lease obligations	2,505	2,167
Current portion of operating lease liabilities	2,137	2,252
Other current liabilities	11,687	7,302
Total current liabilities	92,894	159,577
Other long-term liabilities:
Asset retirement obligations	1,610	1,573
Finance lease obligations	4,011	4,376
Operating lease liabilities	6,314	7,323
Deferred taxes and other liabilities	7,547	6,352
Total liabilities	112,376	179,201

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,242,284 and 4,235,533 shares outstanding, respectively	423	423
Contributed capital	13,150	12,778
Retained earnings	130,511	138,440
Total shareholders’ equity	144,084	151,641
Total liabilities and shareholders’ equity	$256,460	$330,842

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Marketing	$245,184	$434,609	$722,546	$1,331,410
Transportation	21,720	15,698	50,121	48,498
Total revenues	266,904	450,307	772,667	1,379,908

Costs and expenses:
Marketing	237,479	429,507	721,798	1,313,822
Transportation	17,105	13,365	41,178	40,902
General and administrative	1,405	2,739	7,030	8,005
Depreciation and amortization	4,859	4,393	13,610	12,266
Total costs and expenses	260,848	450,004	783,616	1,374,995

Operating (losses) earnings	6,056	303	(10,949)	4,913

Other income (expense):
Gain on dissolution of investment	—	—	—	573
Interest income	105	758	614	2,145
Interest expense	(70)	(242)	(288)	(424)
Total other income (expense), net	35	516	326	2,294

(Losses) Earnings before income taxes	6,091	819	(10,623)	7,207
Income tax benefit (provision)	(3,018)	(179)	5,772	(1,653)

Net (losses) earnings	$3,073	$640	$(4,851)	$5,554

(Losses) Earnings per share:
Basic net (losses) earnings per common share	$0.72	$0.15	$(1.14)	$1.31
Diluted net (losses) earnings per common share	$0.72	$0.15	$(1.14)	$1.31

Dividends per common share	$0.24	$0.24	$0.72	$0.70

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net (losses) earnings	$(4,851)	$5,554
Adjustments to reconcile net (losses) earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	13,610	12,266
Gains on sales of property	(985)	(1,386)
Provision for doubtful accounts	(27)	(36)
Stock-based compensation expense	453	352
Deferred income taxes	(1,503)	1,493
Net change in fair value contracts	(3)	20
Gain on dissolution of AREC	—	(573)
Changes in assets and liabilities:
Accounts receivable	(93)	8,520
Accounts receivable/payable, affiliates	153	(23)
Inventories	10,465	(2,121)
Income tax receivable	(1,782)	(135)
Prepayments and other current assets	142	166
Accounts payable	(70,082)	13,613
Accrued liabilities	4,396	4,561
Other	17	871
Net cash provided by (used in) operating activities	(50,090)	43,142

Investing activities:
Property and equipment additions	(3,589)	(25,425)
Asset acquisition	(9,163)	(5,624)
Proceeds from property sales	2,282	2,853
Proceeds from dissolution of AREC	—	998
Insurance and state collateral (deposits) refunds	1,127	750
Net cash used in investing activities	(9,343)	(26,448)

Financing activities:
Principal repayments of finance lease obligations	(1,677)	(1,171)
Payment of contingent consideration liability	(111)	—
Dividends paid on common stock	(3,063)	(2,960)
Net cash used in financing activities	(4,851)	(4,131)

(Decrease) Increase in cash and cash equivalents, including restricted cash	(64,284)	12,563
Cash and cash equivalents, including restricted cash, at beginning of period	122,255	117,066
Cash and cash equivalents, including restricted cash, at end of period	$57,971	$129,629

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2020	$423	$12,778	$138,440	$151,641
Net losses	—	—	(11,427)	(11,427)
Stock-based compensation expense	—	134	—	134
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(6)	(6)
Balance, March 31, 2020	423	12,912	125,991	139,326
Net earnings	—	—	3,503	3,503
Stock-based compensation expense	—	170	—	170
Cancellation of shares withheld to cover taxes upon vesting of restricted awards	—	(81)	—	(81)
Dividends declared:
Common stock, $0.24/share	—	—	(1,018)	(1,018)
Awards under LTIP, $0.24/share	—	—	(10)	(10)
Balance, June 30, 2020	423	13,001	128,466	141,890
Net earnings	—	—	3,073	3,073
Stock-based compensation expense	—	149	—	149
Dividends declared:
Common stock, $0.24/share	—	—	(1,018)	(1,018)
Awards under LTIP, $0.24/share	—	—	(10)	(10)
Balance, September 30, 2020	$423	$13,150	$130,511	$144,084

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with terminals in the Gulf Coast region of the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. See Note 8 for further information regarding our business segments.

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results expected for the full year of 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC on March 6, 2020. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019

Cash and cash equivalents	$53,106	$112,994
Restricted cash	4,865	9,261
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$57,971	$122,255

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2020	4,235,533
Vesting of restricted stock unit awards	217
Balance, March 31, 2020	4,235,750
Vesting of restricted stock unit awards	8,641
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(2,107)
Balance, June 30, 2020	4,242,284
No activity	—
Balance, September 30, 2020	4,242,284

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted (losses) earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings (losses) per share — numerator:
Net (losses) earnings	$3,073	$640	$(4,851)	$5,554

Denominator:
Basic weighted average number of shares outstanding	4,242	4,234	4,239	4,226

Basic (losses) earnings per share	$0.72	$0.15	$(1.14)	$1.31

Diluted (losses) earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,242	4,234	4,239	4,226
Restricted stock unit awards (1)	9	3	—	4
Performance share unit awards (1) (2)	2	1	—	—
Total diluted shares	4,253	4,238	4,239	4,230

Diluted (losses) earnings per share	$0.72	$0.15	$(1.14)	$1.31
_______________
(1)For the nine months ended September 30, 2020, the effect of the restricted stock unit awards and the performance share awards on losses per share is anti-dilutive.
(2)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. For the nine months ended September 30, 2019, the effect of the performance share awards on earnings per share is anti-dilutive.

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

We are continuing to evaluate the full impact of the CARES Act. However, we have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We have an income tax receivable at September 30, 2020 of approximately $3.7 million for the benefit of carrying back the NOL for the fiscal year 2019 to 2014. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to previous years. As a result, we have also included the 2020 provisional amounts in income tax receivable at September 30, 2020. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses on our consolidated statements of operations. During the nine months ended September 30, 2020, we recorded a write-down of $18.2 million of our crude oil inventory due to significant declines in prices in 2020.

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

We elected to early adopt this standard during the period ended June 30, 2020, and most amendments within the standard were required to be applied on a prospective basis as of January 1, 2020, while certain amendments were applied on a retrospective or modified retrospective basis. The most significant impact to us is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods, which was required to be applied on a prospective basis. As a result of our adoption of ASU 2019-12, we calculated our quarterly income tax benefits based on ordinary losses incurred during the first, second and third quarters of 2020, no longer limiting the computed benefit if it exceeds the amount of benefit that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full fiscal year.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Total

Three Months Ended September 30, 2020
Revenues from contracts with customers	$242,267	$21,720	$263,987
Other (1)	2,917	—	2,917
Total revenues	$245,184	$21,720	$266,904

Timing of revenue recognition:
Goods transferred at a point in time	$242,267	$—	$242,267
Services transferred over time	—	21,720	21,720
Total revenues from contracts with customers	$242,267	$21,720	$263,987

Three Months Ended September 30, 2019
Revenues from contracts with customers	$396,001	$15,698	$411,699
Other (1)	38,608	—	38,608
Total revenues	$434,609	$15,698	$450,307

Timing of revenue recognition:
Goods transferred at a point in time	$396,001	$—	$396,001
Services transferred over time	—	15,698	15,698
Total revenues from contracts with customers	$396,001	$15,698	$411,699

Nine Months Ended September 30, 2020
Revenues from contracts with customers	$693,513	$50,121	$743,634
Other (1)	29,033	—	29,033
Total revenues	$722,546	$50,121	$772,667

Timing of revenue recognition:
Goods transferred at a point in time	$693,513	$—	$693,513
Services transferred over time	—	50,121	50,121
Total revenues from contracts with customers	$693,513	$50,121	$743,634

Nine Months Ended September 30, 2019
Revenues from contracts with customers	$1,147,139	$48,498	$1,195,637
Other (1)	184,271	—	184,271
Total revenues	$1,331,410	$48,498	$1,379,908

Timing of revenue recognition:
Goods transferred at a point in time	$1,147,139	$—	$1,147,139
Services transferred over time	—	48,498	48,498
Total revenues from contracts with customers	$1,147,139	$48,498	$1,195,637
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue gross-up	$97,566	$193,440	$315,049	$658,606

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019

Insurance premiums	$153	$473
Rents, licenses and other	1,264	1,086
Total prepayments and other current assets	$1,417	$1,559

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	in Years	2020	2019

Tractors and trailers (1)	5 – 6	$115,809	$115,693
Field equipment (2)	2 – 5	25,152	25,094
Buildings	5 – 39	14,939	16,055
Office equipment	2 – 5	1,893	1,951
Land		1,790	1,790
Construction in progress		606	3,661
Total		160,189	164,244
Less accumulated depreciation		(95,720)	(95,198)
Property and equipment, net		$64,469	$69,046
_______________
(1)Amounts include tractors in our crude oil marketing segment and trailers in our transportation segment held under finance leases. At September 30, 2020 and December 31, 2019, gross property and equipment associated with these assets held under finance leases were $7.2 million and $5.5 million, respectively. Accumulated amortization associated with these assets held under these finance leases were $2.6 million and $1.7 million at September 30, 2020 and December 31, 2019, respectively (see Note 13 for further information).
(2)Amounts include a tank storage and throughput arrangement in our crude oil marketing segment held under a finance lease. At September 30, 2020 and December 31, 2019, gross property and equipment associated with these assets held under a finance lease were $3.3 million and $3.3 million, respectively. Accumulated amortization associated with these assets held under a finance lease was $1.6 million and $0.7 million at September 30, 2020 and December 31, 2019, respectively (see Note 13 for further information).

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Depreciation and amortization, excluding amounts under finance leases	$4,237	$3,840	$11,882	$11,012
Amortization of property and equipment under finance leases	622	553	1,728	1,254
Total depreciation and amortization	$4,859	$4,393	$13,610	$12,266

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Acquisition

On May 17, 2020, we entered into a purchase and sale agreement with Comcar Industries, Inc. (“Comcar”), a bulk carrier trucking company, for the purchase of substantially all of the transportation assets of Comcar’s subsidiary, CTL Transportation, LLC (“CTL”). CTL provides delivery services to customers in the chemical industry, with operations in nine locations in the southeastern United States. On June 26, 2020, we closed on the asset acquisition for approximately $9.0 million in cash. This acquisition added approximately 163 tractors and 328 trailers to our existing transportation fleet, and these assets were included in our transportation segment. This acquisition added new customers, new market areas and new product lines to our transportation segment portfolio. As a result of the acquisition, we added services to new and existing customers in six new market areas, including new terminals in Louisiana, Missouri, Ohio, Georgia and Florida.

We also incurred approximately $0.1 million of acquisition costs in connection with this acquisition, which has been included in the allocation of the total purchase price of $9.2 million to the assets acquired.

The following table summarizes the estimated fair value of the assets acquired at the acquisition date (in thousands):

Property and equipment — tractors and trailers	$5,901
Materials and supplies	87
Intangible assets — customer relationships	3,175
Total purchase price	$9,163

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

For the period from acquisition to September 30, 2020, we recorded $0.1 million of amortization expense related to these intangible assets.

In connection with the acquisition, we entered into a finance lease agreement for an additional 40 trailers with a six year term. See Note 13 for further information regarding finance leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Cash Deposits and Other Assets

Components of cash deposits and other assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019

Amounts associated with liability insurance program:
Insurance collateral deposits	$675	$1,233
Excess loss fund	521	943
Accumulated interest income	425	609
Other amounts:
State collateral deposits	65	37
Materials and supplies	507	477
Total cash deposits and other assets	$2,193	$3,299

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Other	Total

Three Months Ended September 30, 2020
Revenues	$245,184	$21,720	$—	$266,904
Segment operating earnings (1)	5,869	1,592	—	7,461
Depreciation and amortization	1,836	3,023	—	4,859
Property and equipment additions (2) (3)	684	(32)	52	704

Three Months Ended September 30, 2019
Revenues	$434,609	$15,698	$—	$450,307
Segment operating earnings (1)	2,888	154	—	3,042
Depreciation and amortization	2,214	2,179	—	4,393
Property and equipment additions (3)	3,894	8,410	—	12,304

Nine Months Ended September 30, 2020
Revenues	$722,546	$50,121	$—	$772,667
Segment operating (losses) earnings (1)	(4,952)	1,033	—	(3,919)
Depreciation and amortization	5,700	7,910	—	13,610
Property and equipment additions (2) (3)	2,734	332	523	3,589

Nine Months Ended September 30, 2019
Revenues	$1,331,410	$48,498	$—	$1,379,908
Segment operating earnings (1)	10,948	1,970	—	12,918
Depreciation and amortization	6,640	5,626	—	12,266
Property and equipment additions (3)	6,896	18,529	—	25,425
_______________
(1)Our crude oil marketing segment’s operating (losses) earnings included inventory valuation losses of $12 thousand and $2.1 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, our crude oil marketing segment’s operating (losses) earnings included inventory valuation losses of $18.2 million and inventory liquidation gains of $1.5 million, respectively.
(2)During the three and nine months ended September 30, 2020, we had $0.1 million and $0.5 million, respectively, of property and equipment additions for leasehold improvements at our corporate headquarters, which is not attributed or allocated to any of our reporting segments.
(3)Our transportation segment’s property and equipment additions do not include approximately $1.7 million of assets acquired under finance leases during the nine months ended September 30, 2020. Our crude oil marketing segment’s property and equipment additions do not include approximately $4.1 million of assets acquired under finance leases during the nine months ended September 30, 2019. See Note 13 for further information.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating (losses) earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to (losses) earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Segment operating (losses) earnings	$7,461	$3,042	$(3,919)	$12,918
General and administrative	(1,405)	(2,739)	(7,030)	(8,005)
Operating (losses) earnings	6,056	303	(10,949)	4,913
Gain on dissolution of investment	—	—	—	573
Interest income	105	758	614	2,145
Interest expense	(70)	(242)	(288)	(424)
Earnings (losses) before income taxes	$6,091	$819	$(10,623)	$7,207

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019

Reporting segment:
Marketing	$119,758	$141,402
Transportation	67,310	58,483
Cash and other	69,392	130,957
Total assets	$256,460	$330,842

There were no significant intersegment sales during the three and nine months ended September 30, 2020 and 2019, respectively. Other identifiable assets are primarily corporate cash, corporate accounts receivable and properties not identified with any specific segment of our business. Accounting policies for transactions between reportable segments are consistent with applicable accounting policies as disclosed herein.

Note 9. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA Industries, Inc., which is an affiliated entity.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Affiliate billings (refunds) to us (1)	$(15)	$20	$17	$63
Billings to affiliates	1	1	3	3
Rentals paid to affiliate (2)	256	122	500	366
_______________
(1)During the third quarter of 2020, we received a refund for overpayment of certain affiliate billings.
(2)2020 amounts include the payment of rental adjustments for common area maintenance.

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

At September 30, 2020, we had in place four commodity purchase and sale contracts, one of which had fair value associated with it as the contractual price of crude oil was outside of the range of prices specified in the agreement. These commodity purchase and sale contracts encompassed approximately:
•258 barrels per day of crude oil during October 2020 through December 2020; and
•64 barrels per day of crude oil during January 2021 through December 2021.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheet were as follows at the dates indicated (in thousands):

Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
September 30, 2020
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$3	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$3	$—	$—	$—

December 31, 2019
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$—	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At September 30, 2020 and December 31, 2019, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues – marketing	$(9)	$(1)	$3	$(21)

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
September 30, 2020
Derivatives:
Current assets	$—	$3	$—	$—	$3
Current liabilities	—	—	—	—	—
Net value	$—	$3	$—	$—	$3

December 31, 2019
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	—
Net value	$—	$—	$—	$—	$—

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At September 30, 2020 and December 31, 2019, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted and forfeitures made under the 2018 LTIP, and assuming the potential achievement of the maximum amounts of the performance factors through September 30, 2020, a total of 81,735 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Compensation expense	$149	$155	$453	$352

At September 30, 2020 and December 31, 2019, we had $37,900 and $23,600, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2020	18,782	$37.05
Granted (2)	20,346	$24.85
Vested	(8,858)	$36.87
Forfeited	(1,804)	$32.29
Restricted stock unit awards at September 30, 2020	28,466	$28.68
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2020 was $0.5 million based on a grant date market price of our common shares ranging from $24.77 to $26.23 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.4 million at September 30, 2020. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2020	2,787	$43.00
Granted (2)	10,781	$24.92
Vested	—	$—
Forfeited	(595)	$30.22
Performance share unit awards at September 30, 2020	12,973	$28.56
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2020 was $0.2 million based on a grant date market price of our common shares ranging from $24.77 to $26.23 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.2 million at September 30, 2020. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.2 years.

Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019

Cash paid for interest	$288	$424
Cash paid for federal and state income taxes	419	234
Cash refund for NOL carryback under CARES Act	2,703	—

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(1,232)	(1,538)
Property and equipment acquired under finance leases	1,655	4,148
Issuance of common shares in asset acquisition	—	392

See Note 13 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of ROU assets	$622	$553	$1,728	$1,254
Interest on lease liabilities	70	87	212	214
Operating lease cost	681	675	2,038	2,254
Short-term lease cost	3,085	2,527	7,756	7,355
Total lease expense	$4,458	$3,842	$11,734	$11,077

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,037	$2,254
Operating cash flows from finance leases	295	197
Financing cash flows from finance leases	1,677	1,171

ROU assets obtained in exchange for new lease liabilities:
Finance leases (2)	1,655	4,148
Operating leases	630	12,006
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.
(2)2020 amount consists of a finance lease agreement for 40 trailers with a six year term that we entered into in connection with the CTL acquisition. See Note 6 for further information.

The following table provides the lease terms and discount rates for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
Weighted-average remaining lease term (years):
Finance leases	3.18	3.28
Operating leases	4.46	4.98

Weighted-average discount rate:
Finance leases	4.3%	4.9%
Operating leases	4.4%	5.0%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019
Assets
Finance lease ROU assets (1)	$6,307	$6,384
Operating lease ROU assets	8,453	9,576

Liabilities
Current
Finance lease liabilities	2,505	2,167
Operating lease liabilities	2,137	2,252
Noncurrent
Finance lease liabilities	4,011	4,376
Operating lease liabilities	6,314	7,323
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at September 30, 2020 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2020	$681	$678
2021	2,723	2,343
2022	1,789	2,002
2023	939	1,821
2024	336	1,700
Thereafter	445	679
Total lease payments	6,913	9,223
Less: Interest	(397)	(772)
Present value of lease liabilities	6,516	8,451
Less: Current portion of lease obligation	(2,505)	(2,137)
Total long-term lease obligation	$4,011	$6,314

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2019 (in thousands):

	Finance	Operating
	Lease	Lease

2020	$2,426	$2,660
2021	2,426	2,256
2022	1,492	1,914
2023	642	1,776
2024	37	1,668
Thereafter	—	443
Total lease payments	7,023	10,717
Less: Interest	(480)	(1,142)
Present value of lease liabilities	6,543	9,575
Less: Current portion of lease obligation	(2,167)	(2,252)
Total long-term lease obligation	$4,376	$7,323

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

The amount of pre-funded insurance premiums left to cover potential future losses related to periods prior to October 1, 2017, and our accruals for automobile and workers’ compensation claims were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019

Pre-funded premiums for losses incurred but not reported	$57	$168
Accrued automobile and workers’ compensation claims	2,686	2,956

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

	September 30,	December 31,
	2020	2019

Accrued medical claims	$2,249	$1,016

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

Note 15. Subsequent Event

On October 22, 2020, we acquired the outstanding equity interests of Victoria Express Pipeline, LLC (“VEX”) and certain related pipeline terminal facility assets from EnLink Midstream Operating, L.P. for $20.0 million. Of the total purchase price, $10.0 million was paid at closing, with the remainder to be paid in four quarterly installments of $2.5 million, plus interest at a rate of 4.0% per annum, beginning in March 2021. The equity interests in GulfMark Terminals, LLC, VEX and the other acquired assets were pledged to secure the payment of the installment portions of the purchase price as part of the agreement.

The VEX Pipeline System, with truck and storage terminals at both Cuero and the Port of Victoria, Texas, is a crude oil and condensate pipeline system, which connects the heart of the Eagle Ford Basin to the Gulf Coast waterborne market. The VEX Pipeline System includes 56 miles of 12-inch pipeline, which spans DeWitt county to Victoria County, Texas, with 350,000 barrels of above ground storage, two 8 bay truck offload stations, and access to two docks at the Port of Victoria. The VEX Pipeline System can receive crude oil by pipeline and truck, and has downstream pipeline connections to two terminals today, with potential for additional downstream connection opportunities in the future. The pipeline system has a current capacity of 90,000 barrels per day.

We plan to integrate the VEX Pipeline System into our Gulf Coast marketing business, which we expect will further strengthen our ability to provide excellent service to the producers in the region, as well as more effectively service our end-user markets along the Gulf Coast. In addition, the VEX Pipeline System complements our existing storage terminal and dock at the Port of Victoria, where we now control 450,000 barrels of storage with three docks after giving effect to the acquisition.

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

Overview of Business

Adams Resources & Energy, Inc., a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in the business of crude oil marketing, transportation and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with terminals in the Gulf Coast region of the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in two business segments: (i) crude oil marketing, transportation and storage, and (ii) tank truck transportation of liquid chemicals and dry bulk. See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our business segments.

Recent Developments and Outlook

CTL Asset Acquisition

On May 17, 2020, we entered into a purchase and sale agreement with Comcar Industries, Inc. (“Comcar”), a bulk carrier trucking company, for the purchase of substantially all of the transportation assets of Comcar’s subsidiary, CTL Transportation, LLC (“CTL”). CTL provides delivery services to customers in the chemical industry, with operations in nine locations in the southeastern United States. On June 26, 2020, we closed on the asset acquisition for approximately $9.2 million in cash, including acquisition costs. This acquisition added approximately 163 tractors and 328 trailers to our existing transportation fleet, and these assets were included in our transportation segment.

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

In March 2020, members of OPEC failed to agree on crude oil production levels, which resulted in an increased supply of crude oil and led to a substantial decline in crude oil prices and an increasingly volatile market. During the second quarter of 2020, while members of OPEC reached agreements to cut crude oil production, downward pressure on crude oil prices continued due to concerns regarding an oversupply of crude oil inventories. Crude oil prices weakened during the third quarter of 2020, with the price at the end of September being slightly below $40 per barrel after trading around $42 per barrel in August.

The COVID-19 outbreak continues to spread globally, which is slowing U.S. and global crude oil demand recovery. U.S. crude oil production levels are well below where they were at the beginning of 2020, with shale crude production significantly lower than production amounts in the first quarter of 2020. Refinery margins continue to weaken, resulting in a number of U.S. refineries shutting in, and nearly all domestic refineries running well below capacity. As markets compete for the limited crude oil supply, buy-sell margins have been tightening. As a result, prices of crude oil and other commodities continue to remain volatile.

The adverse economic effects of the COVID-19 outbreak, including the restrictions in place by governments, changes in consumer behavior related to the slowdown of the economy and the disruption of historical supply and demand patterns, and the volatility of the crude oil markets have resulted in a decline in our crude oil marketing operations and significantly decreased demand for our transportation services. Our crude oil marketing operations have declined as low crude oil prices have negatively impacted production of crude oil, and demand for crude oil and other related products has significantly decreased due to the global economic slowdown from COVID-19. During the first quarter of 2020, our overall transportation operations remained steady as we transported products including bleach, disinfectant, soap and other similar products in high demand, while seeing an offsetting drop in demand for other products we typically transport. During April and May 2020, we saw a significant decline in our overall transportation operations primarily due to the continuation of the governmental restrictions and the adverse economic effects. However, beginning in late June, demand for transportation of products began to increase. During the third quarter of 2020, demand for transportation of chemicals and personal care products, along with automotive plants coming back online and strong home building product lines, resulted in an increase in our transportation operations.

At September 30, 2020, we had 411,380 barrels of crude oil in inventory, and during the nine months ended September 30, 2020, we recognized an inventory valuation loss of approximately $18.2 million as the price of our crude oil inventory declined from $61.93 per barrel at December 31, 2019 to $38.75 per barrel at September 30, 2020. Further valuation losses may occur if the price of crude oil continues to decline.

We are dependent on our workforce of truck drivers to transport crude oil and products for our customers. Developments such as social distancing and shelter-in-place directives thus far have not had a significant impact on our ability to deploy our workforce effectively as the transportation industry has been deemed an essential service under current Cybersecurity and Infrastructure Security Agency guidelines. We have taken measures to seek to ensure the safety of our employees and operations while maintaining uninterrupted service to our customers. The safety of our employees and operations while providing uninterrupted service to our customers remains our primary focus. We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. While we consider the decreased demand for crude oil and in transportation services and the lower crude oil prices to be temporary, if the pandemic and decline in oil prices continue, they may have a material adverse effect on our results of future operations, financial position and liquidity in 2021.

We plan to continue to operate our remaining business segments with internally generated cash flows during the remainder of 2020, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During the remainder of 2020, we plan to integrate our newly acquired terminals and leverage back haul opportunities with the continued efforts to diversify service offerings, and we plan to grow in new or existing areas with our crude oil marketing segment.

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

Acquisition of Pipeline and Related Terminal Facility Assets

On October 22, 2020, we acquired the outstanding equity interests of Victoria Express Pipeline, LLC (“VEX”) and certain related pipeline terminal facility assets from EnLink Midstream Operating, L.P. for $20.0 million. The VEX Pipeline System, with truck and storage terminals at both Cuero and the Port of Victoria, Texas, is a crude oil and condensate pipeline system, which connects the heart of the Eagle Ford Basin to the Gulf Coast waterborne market. The VEX Pipeline System includes 56 miles of 12-inch pipeline, which spans DeWitt county to Victoria County, Texas, with 350,000 barrels of above ground storage, two 8 bay truck offload stations, and access to two docks at the Port of Victoria. The VEX Pipeline System can receive crude oil by pipeline and truck, and has downstream pipeline connections to two terminals today, with potential for additional downstream connection opportunities in the future. The pipeline system has a current capacity of 90,000 barrels per day.

We plan to integrate the VEX Pipeline System into our Gulf Coast marketing business, which we expect will further strengthen our ability to provide excellent service to the producers in the region, as well as more effectively service our end-user markets along the Gulf Coast. In addition, the VEX Pipeline System complements our existing storage terminal and dock at the Port of Victoria, where we now control 450,000 barrels of storage with three docks after giving effect to the acquisition.

See Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Marketing

Our crude oil marketing segment revenues, operating (losses) earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change (1)	2020	2019	Change (1)

Revenues	$245,184	$434,609	(44%)	$722,546	$1,331,410	(46%)
Operating (losses) earnings (2)	5,869	2,888	103%	(4,952)	10,948	(145%)
Depreciation and amortization	1,836	2,214	(17%)	5,700	6,640	(14%)
Driver compensation	4,579	5,728	(20%)	13,961	17,439	(20%)
Insurance	553	2,104	(74%)	5,193	6,336	(18%)
Fuel	1,372	2,154	(36%)	4,538	6,952	(35%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating (losses) earnings included inventory valuation losses of $12 thousand and $2.1 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, operating (losses) earnings included inventory valuation losses of $18.2 million and inventory liquidation gains of $1.5 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Field level purchase volumes – per day (1)
Crude oil – barrels	90,896	105,801	93,762	106,965

Average purchase price
Crude oil – per barrel	$37.12	$55.84	$36.38	$56.61
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019. Crude oil marketing revenues decreased by $189.4 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $149.2 million, and lower overall crude oil volumes, which decreased revenues by approximately $40.2 million. The average crude oil price received was $55.84 during the three months ended September 30, 2019, which decreased to $37.12 during the three months ended September 30, 2020. The decrease in the market price of crude oil and the lower crude oil volumes produced and available for purchase were due to the effects of the COVID-19 outbreak and the delay of OPEC to agree on crude oil production levels during the second quarter, both of which resulted in market disruptions that decreased the demand for and price of crude oil during the three months ended September 30, 2020.

Our crude oil marketing operating earnings for the three months ended September 30, 2020 increased by $3.0 million, primarily due to inventory valuation changes (as shown in the table below) and lower insurance, fuel and driver compensation costs, partially offset by lower crude oil prices and volumes.

Driver compensation decreased by $1.1 million during the three months ended September 30, 2020 as compared to the same period in 2019, primarily as a result of a decrease in the number of drivers required for volumes transported in the 2020 period as compared to the 2019 period.

Insurance costs decreased by $1.6 million during the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to favorable adjustments to reserves for insurance claims resulting from our favorable safety record over the policy period, a lower driver count and lower miles driven in the 2020 period. Fuel costs decreased by $0.8 million during the three months ended September 30, 2020 as compared to the same period in 2019, consistent with a lower driver count and lower miles driven in the current period.

Depreciation and amortization expense decreased by $0.4 million during the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2019 and 2020.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019. Crude oil marketing revenues decreased by $608.9 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $510.2 million, and lower overall crude oil volumes, which decreased revenues by approximately $98.7 million. The average crude oil price received was $56.61 during the nine months ended September 30, 2019, which decreased to $36.38 during the nine months ended September 30, 2020. The decrease in the market price of crude oil and the lower crude oil volumes produced and available for purchase were due to the effects of the COVID-19 outbreak and the delay of OPEC to agree on crude oil production levels during the second quarter, both of which resulted in market disruptions that decreased the demand for and price of crude oil.

Our crude oil marketing operating (losses) earnings for the nine months ended September 30, 2020 decreased by $15.9 million, from earnings of $10.9 million during the 2019 period to a loss of $5.0 million in the 2020 period, primarily due to inventory valuation changes (as shown in the table below) and lower revenues due to lower crude oil prices and volumes, partially offset by lower insurance, fuel and driver compensation costs.

Driver compensation decreased by $3.5 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily as a result of a decrease in the number of drivers required for volumes transported in the 2020 period as compared to the 2019 period.

Insurance costs decreased by $1.1 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to favorable adjustments to reserves for insurance claims resulting from our favorable safety record over the policy period, lower hours worked by drivers and lower miles driven in the 2020 period. Fuel costs decreased by $2.4 million during the nine months ended September 30, 2020 as compared to the same period in 2019, consistent with the lower driver count and lower miles driven in the current period.

Depreciation and amortization expense decreased by $0.9 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2019 and 2020.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating (losses) earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

As reported segment operating (losses) earnings (1)	$5,869	$2,888	$(4,952)	$10,948
Add (subtract):
Inventory liquidation gains	—	—	—	(1,459)
Inventory valuation losses	12	2,051	18,196	—
Derivative valuation (gains) losses	9	1	(3)	21
Field level operating earnings (2)	$5,890	$4,940	$13,241	$9,510
_______________
(1)Our crude oil marketing segment’s operating (losses) earnings included inventory valuation losses of $12 thousand and $2.1 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, operating (losses) earnings included inventory valuation losses of $18.2 million and inventory liquidation gains of $1.5 million, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to lower insurance, fuel and driver compensation costs, partially offset by lower revenues resulting from lower crude oil margins and volumes. Field level operating earnings increased during the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to lower insurance, fuel and driver compensation costs, partially offset by lower crude oil margins and volumes.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	September 30, 2020		December 31, 2019
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	411,380	$38.75	426,397	$61.93

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Recent Developments and Outlook” above, “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2019 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change (1)	2020	2019	Change (1)

Revenues	$21,720	$15,698	38%	$50,121	$48,498	3%
Operating earnings	$1,592	$154	934%	$1,033	$1,970	(48%)
Depreciation and amortization	$3,023	$2,179	39%	$7,910	$5,626	41%
Driver commissions	$4,069	$2,588	57%	$8,627	$8,352	3%
Insurance	$1,711	$1,379	24%	$4,797	$4,557	5%
Fuel	$1,599	$1,454	10%	$3,486	$4,934	(29%)
Maintenance expense	$1,295	$981	32%	$2,746	$3,072	(11%)
Mileage (000s)	7,625	5,152	48%	16,755	15,866	6%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Total transportation revenue	$21,720	$15,698	$50,121	$48,498
Diesel fuel cost	(1,599)	(1,454)	(3,486)	(4,934)
Revenues, net of fuel cost (1)	$20,121	$14,244	$46,635	$43,564
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019. Transportation revenues increased by $6.0 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily as a result increased revenues resulting from the CTL acquisition in June 2020, partially offset by a decrease in business activities of our customers as a result of the COVID-19 outbreak. On June 26, 2020, we completed the acquisition of the transportation assets of CTL, which added new customers and new product lines to our portfolio. We hired approximately 140 additional drivers in connection with this acquisition. Revenues, net of fuel cost, increased by $5.9 million during the three months ended September 30, 2020, primarily as a result of the higher transportation revenues and increased miles traveled during the 2020 period as a result of the CTL acquisition.

As a result of the COVID-19 outbreak, our transportation operations declined primarily during April and May 2020, after having remained steady through March 2020. During the first quarter of 2020, we transported products in higher demand, including bleach, disinfectant, soap and other similar products, which had offset decreased transportation demand for certain other products that we transported. However, during the second quarter of 2020, we experienced a significant decline in transportation operations. During the third quarter of 2020, we experienced an increase in transportation operations, as well as the additional revenues related to the CTL acquisition. As a result, revenues, net of fuel cost, increased by $5.9 million during the three months ended September 30, 2020, primarily as a result of increased miles traveled during the 2020 period.

Our transportation operating earnings for the three months ended September 30, 2020 increased by $1.4 million as compared to the same period in 2019, primarily due to higher revenues resulting from increased miles traveled primarily as a result of the CTL acquisition, partially offset by higher depreciation and amortization expense related to new assets placed into service and higher insurance, fuel costs, maintenance expense and other operating expenses.

Fuel costs increased by $0.1 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily as a result of the CTL acquisition, which increased the number of miles traveled during the 2020 period. Insurance costs increased by $0.3 million during the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to the CTL acquisition which resulted in a higher driver count and increased miles driven in the 2020 period. Depreciation and amortization expense increased by $0.8 million during the three months ended September 30, 2020 as compared to the same period in 2019, primarily as a result of the CTL asset acquisition in June 2020 and the purchase of new tractors and trailers in 2019.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019. Transportation revenues increased by $1.6 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of the CTL acquisition in June 2020 and the previously announced acquisition of assets of a transportation company (the “EH Transport acquisition”) in May 2019, partially offset by a decrease in certain business activities of our customers as a result of the COVID-19 outbreak resulting in lower miles traveled. Revenues, net of fuel cost, increased by $3.1 million during the nine months ended September 30, 2020, primarily as a result of the higher transportation revenues and increased miles traveled during the 2020 period.

Our transportation operating earnings for the nine months ended September 30, 2020 decreased by $0.9 million as compared to the same period in 2019, primarily due to higher depreciation and amortization expense related to the CTL acquisition, the EH Transport acquisition and new assets placed into service, and higher insurance and other operating expenses, partially offset by higher revenues and increased miles traveled during the 2020 period.

Fuel costs decreased by $1.4 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of lower miles traveled during the first six months of 2020, partially offset by an increase in the number of miles traveled as a result of the CTL asset acquisition in June 2020. Insurance costs increased by $0.2 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the CTL acquisition which resulted in a higher driver count and increased miles driven in the 2020 period. Depreciation and amortization expense increased by $2.3 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily as a result of the CTL asset acquisition in June 2020, the EH Transport acquisition during the second quarter of 2019 and the purchase of new tractors and trailers in 2019.

General and Administrative Expense

General and administrative expense decreased by $1.3 million during the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to lower insurance costs due to insurance premium true-ups and lower salaries and wages and outside service costs, partially offset by higher audit fees, office rental costs due to true-ups related to common area maintenance and legal fees.

General and administrative expense decreased by $1.0 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to lower insurance costs due to insurance premium true-ups and lower audit fees, partially offset by higher salaries and wages, office rental costs due to true-ups related to common area maintenance and legal fees.

Gain on Dissolution of Investment

During the nine months ended September 30, 2019, we received a cash payment from Adams Resources Exploration Corporation (“AREC”) totaling approximately $1.0 million, related to the final settlement of its bankruptcy and dissolution. AREC had been one of our wholly owned subsidiaries, until its bankruptcy filing in April 2017. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018 and $0.6 million was recorded as a gain in our unaudited condensed consolidated financial statements during the nine months ended September 30, 2019.

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

We are continuing to evaluate the full impact of the CARES Act. However, we have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We have an income tax receivable at September 30, 2020 of approximately $3.7 million for the benefit of carrying back the NOL for the fiscal year 2019 to 2014. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to previous years. As a result, we have also included the 2020 provisional amounts in income tax receivable at September 30, 2020. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

At September 30, 2020 and December 31, 2019, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019

Cash and cash equivalents	$53,106	$112,994
Working capital	84,147	87,747

Although our cash balance at September 30, 2020 decreased by 53 percent from December 31, 2019, as discussed further below, we believe current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs. During June 2020, we made a cash payment of approximately $9.2 million, including acquisition costs, for the acquisition of CTL transportation assets. In October 2020, we also made a cash payment of approximately $10.0 million for the acquisition of a pipeline and related terminal facilities (see Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information). In addition, we have significantly curtailed our capital spending as a result of the current business environment. We are currently evaluating other long-term financing options in the event the need arises.

We utilize cash from operations to make discretionary investments in our crude oil marketing and transportation businesses. With the exception of operating and finance lease commitments primarily associated with storage tank terminal arrangements, leased office space, tractors and trailers, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See “Other Items” below for information regarding our operating and finance lease obligations.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2019 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019

Cash provided by (used in):
Operating activities	$(50,090)	$43,142
Investing activities	(9,343)	(26,448)
Financing activities	(4,851)	(4,131)

Operating activities. Net cash flows used in operating activities was $50.1 million for the nine months ended September 30, 2020 compared to net cash flows provided by operating activities of $43.1 million for the nine months ended September 30, 2019. The decrease in net cash flows from operating activities of $93.2 million was primarily due to lower earnings in the current period and changes in our working capital accounts.

At various times each month, we may make cash prepayments and/or early payments in advance of the normal due date to certain suppliers of crude oil within our crude oil marketing operations. Crude oil supply prepayments are recouped and advanced from month to month as the suppliers deliver product to us. In addition, in order to secure crude oil supply, we may also “early pay” our suppliers in advance of the normal payment due date of the twentieth of the month following the month of production. These “early payments” reduce cash and accounts payable as of the balance sheet date. At September 30, 2020, we had no cash prepayments or early payments outstanding.

We also require certain customers to make similar early payments or to post cash collateral with us in order to support their purchases from us. Early payments and cash collateral received from customers increases cash and reduces accounts receivable as of the balance sheet date.

Early payments received from customers were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2020	2019

Early payments received	$—	$54,108

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2019, we received several early payments from certain customers in our crude oil marketing operations, while during September 2020, we did not receive any early payments from customers. Our cash balance decreased by approximately $59.9 million as of September 30, 2020 relative to the year ended December 31, 2019 primarily as a result of the timing of the receipt of these early payments received during each period resulting from the decrease in crude oil marketing activities.

Investing activities. Net cash flows used in investing activities for the nine months ended September 30, 2020 decreased by $17.1 million when compared to the same period in 2019. This decrease was primarily due to a decrease of $21.8 million in capital spending for property and equipment (see following table) and an increase of $0.4 million in insurance and state collateral refunds, partially offset by an increase of $3.5 million in cash paid for asset acquisitions ($9.2 million was paid in June 2020 for the purchase of the CTL transportation assets while $5.6 million was paid in May 2019 for the purchase of the EH Transport assets — both in our transportation segment), the receipt in 2019 of $1.0 million in cash proceeds related to the final settlement of AREC’s bankruptcy and a decrease of $0.6 million in cash proceeds from the sales of assets.

Capital spending was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Crude oil marketing (1)	$2,734	$6,896
Transportation (2)	332	18,529
Other (3)	523	—
Capital spending	$3,589	$25,425
_______________
(1)2020 amount primarily relates to the purchase of 16 tractors and other field equipment. 2019 amount primarily relates to the purchase of 28 tractors and other field equipment.
(2)2020 amount does not include approximately $9.2 million of capital spending related to the CTL asset acquisition. 2019 amount primarily relates to the purchase of 86 tractors, 46 trailers and other field equipment, and does not include approximately $5.6 million of capital spending related to the EH Transport asset acquisition.
(3)Amount relates to leasehold improvements at our corporate headquarters, which is not attributed to any of our reporting segments.

Financing activities. Cash used in financing activities for the nine months ended September 30, 2020 increased by $0.7 million when compared to the same period in 2019. The increase was primarily due to an increase of $0.5 million in principal repayments made for finance lease obligations for certain of our tractors, trailers and a tank storage and throughput arrangement. During the nine months ended September 30, 2020, we paid cash dividends of $0.72 per common share, or a total of $3.1 million, while during the nine months ended September 30, 2019, we paid a cash dividend of $0.70 per common share, or a total of $3.0 million. See “Other Items” below for further information regarding our finance leases.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2020 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$6,913	$2,725	$3,279	$687	$222
Operating lease obligations (2)	9,223	2,451	3,971	2,291	510
Total contractual obligations	$16,136	$5,176	$7,250	$2,978	$732
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, our crude oil marketing operations have declined, as low crude oil prices have negatively impacted production of crude oil, and demand for crude oil and other related products has significantly decreased. While we consider the lower crude oil prices and decrease in demand to be temporary, if the pandemic and decline in crude oil prices continue, they may have a material adverse on our results of future operations, financial position and liquidity in 2021. We are actively monitoring our financial condition, liquidity, operations, customers, industry and workforce. Although we cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and decline in oil prices continue, we expect that they will have an adverse effect on our results of future operations, financial position and liquidity.

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	November 5, 2020	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)