Form 10-K
period 2020-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2021-03-05
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company’s voting and non-voting common shares held by non-affiliates as of the close of business on June 30, 2020 was $58,294,245 based on the closing price of $26.77 per one share of common stock as reported on the NYSE American LLC for such date. There were 4,251,015 shares of Common Stock outstanding at March 1, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2021 are incorporated by reference into Part III of this annual report on Form 10-K.

ADAMS RESOURCES & ENERGY, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2020 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART I

Items 1 and 2. Business and Properties.

General

Adams Resources & Energy, Inc. (“AE”) is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC (“NYSE American”) under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with fifteen terminals across the U.S. Our headquarters are located in 22,197 square feet of office space located at 17 South Briar Hollow Lane, Suite 100, Houston, Texas 77027. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) beginning in the fourth quarter of 2020, pipeline transportation, terminalling and storage of crude oil, which includes the pipeline and related terminal facility assets we acquired in October 2020 (see “2020 Developments — Acquisition of Pipeline and Related Terminal Facility Assets” below and Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for further information regarding our acquisition).

For detailed financial information regarding our business segments, see Note 9 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

2020 Developments

Global Pandemic and Industry Supply Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic and the emergency response measures enacted by the U.S. and governments around the world have caused material disruptions to many businesses resulting in a severe slowdown in global economies, including the U.S., leading to increased volatility in financial markets worldwide and reduced demand for crude oil and other commodities.

In March 2020, members of OPEC failed to agree on crude oil production levels, which resulted in an increased supply of crude oil and led to a substantial decline in crude oil prices and an increasingly volatile market. During the second quarter of 2020, while members of OPEC reached agreements to cut crude oil production, downward pressure on crude oil prices continued due to concerns regarding an oversupply of crude oil inventories. Crude oil prices weakened during the third quarter of 2020, with the price at the end of September being slightly below $40 per barrel, increasing to around $50 per barrel by December 31, 2020.

The COVID-19 outbreak continues to spread globally, which has been slowing U.S. and global crude oil demand recovery. U.S. crude oil production levels are well below where they were at the beginning of 2020, with shale crude oil production significantly lower than production amounts in the first quarter of 2020, but generally holding steady in the second half of 2020. Refinery margins have stabilized and even improved slightly over the fourth quarter of 2020, as crude oil and product inventories dropped and prices at the pump improved. U.S. refinery capacity utilization increased somewhat by December 2020; however, a number of refineries remain shut in. Domestic refineries have been running well below capacity. As markets compete for the limited crude oil supply, buy-sell margins have remained tight. As a result, prices of crude oil and other commodities continue to remain volatile, although the price of crude oil improved to around $50 per barrel on news of the COVID-19 vaccine and U.S. stimulus talks.

The adverse economic effects of the COVID-19 outbreak, including the continued restrictions in place by governments, changes in consumer behavior related to the slowdown of the economy and the disruption of historical supply and demand patterns, and the volatility of the crude oil markets have resulted in a decline in our crude oil marketing operations and significantly decreased demand for our transportation services. Our crude oil marketing operations have declined as low crude oil prices have negatively impacted the production of crude oil, and demand for crude oil and other related products has significantly decreased due to the global economic slowdown from COVID-19. During the fourth quarter of 2020, crude oil marketing volumes were relatively flat, with a slight improvement in margin.

During the first quarter of 2020, our overall transportation operations remained steady as we transported products including bleach, disinfectant, soap and other similar products in high demand, while seeing an offsetting drop in demand for other products we typically transport. During April and May 2020, we saw a significant decline in our overall transportation operations primarily due to the continuation of the governmental restrictions and the adverse economic effects. However, beginning in late June, demand for transportation of products began to increase. During the third quarter of 2020, demand for transportation of chemicals and personal care products, along with automotive plants coming back online and strong home building product lines, resulted in an increase in our transportation operations. During the fourth quarter of 2020, demand for transportation of products remained strong through mid-November 2020, with the typical holiday season lull resulting in decreased volumes in December 2020.

At December 31, 2020, we had 421,759 barrels of crude oil in inventory, and during the year ended December 31, 2020, we recognized an inventory valuation loss of approximately $24.2 million as the price of our crude oil inventory declined from $61.93 per barrel at December 31, 2019 to $45.83 per barrel at December 31, 2020. Further valuation losses may occur if the price of crude oil continues to decline.

We are dependent on our workforce of truck drivers to transport crude oil and products for our customers. Developments such as social distancing and shelter-in-place directives thus far have not had a significant impact on our ability to deploy our workforce effectively as the transportation industry has been deemed an essential service under current Cybersecurity and Infrastructure Security Agency guidelines. We have taken measures to seek to ensure the safety of our employees and operations while maintaining uninterrupted service to our customers. The safety of our employees and operations while providing uninterrupted service to our customers remains our primary focus. We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. While we consider the decreased demand for crude oil and in transportation services and the lower crude oil prices to be temporary, if the pandemic and decline in oil prices continue, they may have a material adverse effect on our results of operations, financial position and liquidity in 2021.

We plan to continue to operate our business with internally generated cash flows during 2021, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During 2021, we plan to integrate our newly acquired terminals and leverage back haul opportunities with the continued efforts to diversify service offerings in our transportation segment, and we plan to grow in new or existing areas with our crude oil marketing segment.

Voluntary Early Retirement Program and Terminations

In May 2020, primarily to streamline redundant functions between divisions and also as a result of the economic downturn, we implemented a voluntary early retirement program for certain employees, which resulted in an increase in personnel expenses of approximately $0.4 million. Of this amount, approximately $0.3 million was included in general and administrative expenses and $0.1 million was included in operating expenses.

Acquisition of Transportation Assets

On May 17, 2020, we entered into a purchase and sale agreement with Comcar Industries, Inc. (“Comcar”), a bulk carrier trucking company, for the purchase of substantially all of the transportation assets of Comcar’s subsidiary, CTL Transportation, LLC (“CTL”). CTL provides short-haul delivery services to customers in the chemical industry, with operations in nine locations in the southeastern U.S. On June 26, 2020, we closed on the acquisition for approximately $9.2 million in cash, including acquisition costs. This acquisition added approximately 163 tractors and 328 trailers to our existing transportation fleet, and these assets were included in our transportation segment. See Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for further information.

Acquisition of Pipeline and Related Terminal Facility Assets

On October 22, 2020, we and our indirect wholly-owned subsidiary, GulfMark Terminals, LLC (“GMT”) entered into a purchase and sale agreement with EnLink Midstream Operating, L.P. for the purchase of the outstanding equity interests of Victoria Express Pipeline, LLC (“VEX”) and certain related pipeline terminal facility assets for $20.0 million. Of the total purchase price, $10.0 million was paid at closing, with the remainder to be paid in four quarterly installments of $2.5 million, plus interest at a rate of 4.0 percent per annum, beginning in March 2021. The equity interests in GMT, VEX and the other acquired assets were pledged to secure the payment of the installment portions of the purchase price as part of the agreement.

Together, VEX and GMT form the VEX Pipeline System, with truck and storage terminals at both Cuero and the Port of Victoria, Texas, and is a crude oil and condensate pipeline system, which connects the heart of the Eagle Ford Basin to the Gulf Coast waterborne market. The VEX Pipeline System includes 56 miles of 12-inch pipeline, which spans DeWitt County to Victoria County, Texas, with 350,000 barrels of above ground storage, two 8 bay truck offload stations, and access to two docks at the Port of Victoria. The VEX Pipeline System can receive crude oil by pipeline and truck, and has downstream pipeline connections to two terminals today, with potential for additional downstream connection opportunities in the future. The pipeline system has a current capacity of 90,000 barrels per day.

The VEX Pipeline System has been included in our new pipeline and storage segment. We expect that this acquisition will further strengthen our ability to provide excellent service to the producers in the Gulf Coast region, as well as more effectively service our end-user markets along the Gulf Coast. In addition, the VEX Pipeline System complements our existing storage terminal and dock at the Port of Victoria, where we now control approximately 450,000 barrels of storage with three docks after giving effect to the acquisition.

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

Our crude oil marketing activities includes a fleet of 191 tractor-trailer rigs, the majority of which we own and operate, used to transport crude oil. We also maintain approximately 175 pipeline inventory locations or injection stations. We have the ability to barge crude oil from six crude oil storage facilities along the Intracoastal Waterway of Texas and Louisiana, and we have access to approximately 915,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for our products.

The following table shows the age of our owned and leased tractors and trailers within our crude oil marketing segment at December 31, 2020:

	Tractors (1)	Trailers

Model Year:
2021	25	—
2020	51	—
2019	38	—
2018	15	—
2017	4	—
2015	39	29
2014	13	33
2013	2	41
2012	1	31
2011	3	110
2010 and earlier	—	56
Total	191	300
____________________
(1)Includes twenty-five 2021 tractors, thirty 2019 tractors and fifteen 2018 tractors that we lease from a third party under finance lease agreements. See Note 16 in the Notes to Consolidated Financial Statements for further information.

We purchase crude oil at the field (wellhead) level. Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Field level purchase volumes – per day (1) (2)
Crude oil – barrels	91,957	107,383	79,361

Average purchase price
Crude oil – per barrel	$36.90	$56.28	$64.53
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.
(2)Effective October 1, 2018, in connection with the acquisition of a trucking company operating in the Red River area in North Texas and South Central Oklahoma (the “Red River acquisition”), we entered into a new revenue contract to purchase crude oil. Volumes increased from the year ended December 31, 2018 to the year ended December 31, 2020 as 2019 and 2020 reflect full years of volumes purchased under the new revenue contract versus one quarter of volumes purchased in 2018.

Field level purchase volumes depict our day-to-day operations of acquiring crude oil at the wellhead, transporting crude oil, and delivering it to market sales points. We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	December 31,
	2020		2019		2018
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	421,759	$45.83	426,397	$61.93	415,523	$54.82

We deliver physical supplies to refinery customers or enter into commodity exchange transactions from time to time to protect from a decline in inventory valuation. During the year ended December 31, 2020, we had sales to two customers that comprised approximately 24.0 percent and 10.8 percent, respectively, of total consolidated revenues. We believe alternative market outlets for our commodity sales are readily available and a loss of any of these customers would not have a material adverse effect on our operations. See Note 18 in the Notes to Consolidated Financial Statements for further information regarding credit risk.

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

Transportation

Our transportation segment consists of the operations of our wholly owned subsidiary, Service Transport Company (“STC”). STC transports liquid chemicals, pressurized gases, asphalt and dry bulk on a “for hire” basis throughout the continental U.S., and into Canada and Mexico. For deliveries into Mexico, our drivers meet a third party carrier at the border, and the third party contractor delivers the products to the customer within Mexico. We do not own any of the products that we haul; rather we act as a third party carrier to deliver our customers’ products from point A to point B, using predominately our employees and our owned or leased tractors and trailers. However, we also use contracted independent owner operators to provide transportation services. Transportation services are provided to customers under multiple load contracts in addition to loads covered under STC’s standard price list. Our customers include major oil and chemical companies and large and mid-sized industrial companies. On June 26, 2020, we completed the CTL asset acquisition, which added services to new and existing customers, new product lines and six new market areas to our transportation segment portfolio.

STC operates truck terminals in Houston, Corpus Christi, Nederland and Freeport, Texas; in Baton Rouge (St. Gabriel), St. Rose and Boutte, Louisiana; in Mobile, Alabama; and in Charlotte, North Carolina. As a result of the CTL acquisition, STC added new terminals in Sterlington, Louisiana; St. Louis, Missouri; Cincinnati, Ohio; Atlanta, Georgia; and Tampa and Jacksonville, Florida. The St. Gabriel, Louisiana and the Corpus Christi, Texas terminals are situated on 11.5 acres and 3.5 acres, respectively, that we own, and both include an office building, maintenance bays and tank cleaning facilities.

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

The following table shows the age of our owned and leased tractors and trailers within our transportation segment at December 31, 2020:

	Tractors (1) (2)	Trailers (3)

Model Year:
2021	33	—
2020	137	100
2019	83	—
2018	1	20
2017	1	—
2016	72	6
2015	46	76
2014	2	34
2012	—	30
2008 and earlier	—	537
Total	375	803
____________________
(1)Excludes 77 contracted independent owner operator tractors.
(2)Includes thirty-three 2021 tractors that we lease from a third party under finance lease agreements.
(3)Includes twenty 2020 and twenty 2018 trailers that we lease from a third party under a finance lease agreement. See Note 16 in the Notes to Consolidated Financial Statements for further information.

Miles traveled was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Mileage (1)	24,239	20,535	19,177
____________________
(1)The increase in mileage from 2019 to 2020 is primarily due to the CTL acquisition, which added services to new and existing customers, new product lines and six new market areas to our transportation segment portfolio.

All company and independent contractor tractors are equipped with in-cab communication technology, enabling two-way communications between our dispatch office and our drivers, through both standardized and free-form messaging, including electronic logging. We have also installed electronic logging devices (ELDs) on 100 percent of our tractor fleet. This technology enables us to dispatch drivers efficiently in response to customers’ requests and to provide real-time information to customers about the status of their shipments. We have also equipped our tractor fleet with forward-facing and in-ward facing event recorders. These cameras are constantly recording the movements of the vehicles, and our management team is alerted via email in the event the unit triggers a G-force event. A snapshot of this recording is then sent to the management team for review.

STC holds the American Chemistry Council’s certification as a Responsible Care Management System (“RCMS”) company. The scope of this RCMS certification covers the carriage of bulk liquids throughout STC’s area of operations as well as the tank trailer cleaning facilities and equipment maintenance. Certification was granted based on STC’s conformance to the RCMS’s comprehensive environmental health, safety and security requirements. STC’s quality management process is one of its major assets.  The practice of using statistical process control covering safety, on-time performance and customer satisfaction aids continuous improvement in all areas of quality service.

STC is a Partner in the U.S. Environmental Protection Agency’s (“EPA”) SmartWay Transport Partnership, a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

During 2020, STC applied for and received its first bronze star rating from EcoVadis, a global leader in monitoring, benchmarking and enabling sustainability in global supply chains.

Our strategy is to build long-term relationships with our customers based upon the highest level of customer service, safety and reliability. We believe that our commitment to safety, flexibility, size and capabilities provide us with a competitive advantage over other carriers.

Pipeline and Storage Segment

Our new pipeline and storage segment consists of the operations of two wholly-owned subsidiaries of GulfMark, which constitute the VEX Pipeline System: (i) VEX, which we acquired on October 22, 2020 and which owns the VEX pipeline, and (ii) GMT, which was formed in October 2020 to hold the related terminal facility assets we acquired with the VEX Pipeline System. The VEX Pipeline System complements our existing storage terminal and dock at the Port of Victoria, where with our crude oil marketing segment, we now control approximately 450,000 barrels of storage with three docks.

The VEX Pipeline System, with truck and storage terminals at both Cuero and the Port of Victoria, Texas, is a crude oil and condensate pipeline system, which connects the heart of the Eagle Ford Basin to the Gulf Coast waterborne market. The VEX Pipeline System includes 56 miles of 12-inch pipeline, which spans DeWitt County to Port of Victoria in Victoria County, Texas, with approximately 350,000 barrels of above ground storage at its two terminals. The pipeline system has a current capacity of 90,000 barrels per day and is regulated by the Federal Energy Regulatory Commission (“FERC”) and the Texas Railroad Commission. The VEX Pipeline System can receive crude oil by pipeline and truck, and has downstream pipeline connections to two terminals today, with potential for additional downstream connection opportunities in the future.

The Cuero terminal has 40,000 barrels per day of offload capacity via eight truck unloading stations, with two 80,000 barrels and one 16,000 barrels of storage tanks. The Port of Victoria terminal has 40,000 barrels per day of offload capacity via eight truck unloading stations and water access via two barge docks, which have been leased from the Port Authority in Victoria. The Port of Victoria has four 40,000 barrels and one 10,000 barrels storage tanks.

The VEX Pipeline System supports GulfMark’s Gulf Coast region crude oil supply and marketing business and integrates into GulfMark’s value chain, serving as the link between producers/operators and our end-user markets we supply directly along the Gulf Coast waterborne market. With GulfMark’s ownership of the VEX Pipeline System, we have the opportunity to increase our efficiency by more effectively managing the pipeline and terminalling portion of our overall transportation costs.

In addition to the VEX Pipeline System serving GulfMark, we currently have opportunities to work with third parties both upstream and downstream of the VEX Pipeline System. We also continue to provide services to our existing customer at the Port of Victoria terminal.

We expect that this acquisition will further strengthen and ensure that we continue to provide excellent service to the producers in the Gulf Coast region, as well as increase our margin opportunity as we more cost effectively service our end-user markets along the Gulf Coast.

Investment in Unconsolidated Affiliate

We own an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), through Adams Resources Medical Management, Inc. (“ARMM”), a wholly owned subsidiary. We acquired our interest in VestaCare in April 2016 for a $2.5 million cash payment, which we impaired in 2017. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We do not currently have any plans to pursue additional medical-related investments. See Note 2 in the Notes to Consolidated Financial Statements for further information.

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

State and Local Government Regulation

Many states are authorized by the EPA to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state and local authorities that regulate the environment, some of which impose more stringent environmental standards than federal laws and regulations. The penalties for violations of state law vary, but typically include injunctive relief and recovery of damages for injury to air, water or property as well as fines for non-compliance.

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

We have implemented security procedures for drivers and terminal facilities. Satellite tracking transponders installed in the power units are used to communicate emergencies to us and to maintain constant information as to the unit’s location. If necessary, our terminal personnel will notify local law enforcement agencies. In addition, we are able to advise a customer of the status and location of their loads. Remote cameras and enhanced lighting coverage in the staging and parking areas have augmented terminal security. We have a focus on safety in the communities in which we operate, including leveraging camera technology to enhance driver behavior and awareness. Our crude oil marketing and transportation businesses are Partners in the EPA’s SmartWay Transport Partnership, a national voluntary program developed by the EPA and freight industry representatives to reduce greenhouse gases and air pollution and promote cleaner, more efficient ground freight transportation.

FERC Regulation

The VEX Pipeline System, which we acquired in 2020, is regulated by the FERC as a common carrier interstate pipeline under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and related rules and orders. The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate liquids pipelines to be just, reasonable, not unduly discriminatory and not unduly preferential. The ICA also requires tariffs that set forth the rates a common carrier pipeline charges for providing transportation services on its interstate common carrier liquids pipelines, as well as the rules and regulations governing these services, to be maintained on file with the FERC and posted publicly. The Energy Policy Act of 1992 deemed certain rates in effect prior to its passage to be just and reasonable and limited the circumstances under which a complaint can be made against such “grandfathered” rates. The Energy Policy Act of 1992 and its implementing regulations also allow interstate common carrier liquids pipelines to annually index their rates up to a prescribed ceiling level and require that such pipelines index their rates down to the prescribed ceiling level if the index is negative. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

The ICA permits interested persons to challenge proposed new or changed rates or rules, and authorizes the FERC to investigate such changes and to suspend their effectiveness for a period of up to seven months. Upon completion of such an investigation, the FERC may require refunds of amounts collected above what it finds to be a just and reasonable level, together with interest. The FERC may also investigate, upon complaint or on its own motion, rates and related rules that are already in effect, and may order a carrier to change them prospectively. Upon an appropriate showing, a shipper may obtain reparations (including interest) for damages sustained for a period of up to two years prior to the filing of its complaint.

Changes in the FERC’s methodologies for approving rates could adversely affect us. In addition, challenges to our regulated rates could be filed with the FERC and future decisions by the FERC regarding our regulated rates could adversely affect our cash flows. We believe the transportation rates currently charged by our interstate liquids pipeline is in accordance with the ICA and applicable FERC regulations. However, we cannot predict the rates we will be allowed to charge in the future for transportation services by such pipeline.

Pipeline Safety

We are subject to regulation by the DOT as authorized under various provisions of Title 49 of the United States Code and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of our pipeline facilities. These statutes require companies that own or operate pipelines to (i) comply with such regulations, (ii) permit access to and copying of pertinent records, (iii) file certain reports and (iv) provide information as required by the U.S. Secretary of Transportation. The DOT regulates natural gas and hazardous liquids pipelines through its Pipeline and Hazardous Materials Safety Administration (“PHMSA”). We believe we are in material compliance with DOT regulations.

The development and/or implementation of more stringent requirements pursuant to DOT regulations, as well as any implementation of the PHMSA rules thereunder or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, may result in us incurring significant and unanticipated expenditures to comply with such standards. Until the proposed regulations are finalized, the impact on our operations, if any, is not known.

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

We have, where appropriate, implemented operating procedures at each of our facilities designed to assure compliance with environmental laws and regulation. However, given the nature of our business, we are subject to environmental risks, and the possibility remains that our ownership of our facilities and our operations and activities could result in civil or criminal enforcement and public as well as private actions against us, which may necessitate or generate mandatory cleanup activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on us. See “Item 1A. Risk Factors” for further discussion. At December 31, 2020, we are not aware of any unresolved environmental issues for which additional accounting accruals are necessary.

Human Capital Resources

Employees

At December 31, 2020, we employed 726 persons, of which 492, or 68 percent, were truck drivers. We believe our employee relations are satisfactory, and none of our employees are subject to union contracts or part of a collective bargaining unit.

Our business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a skilled workforce. There is substantial competition for qualified truck drivers in the trucking industry. Recruitment, training, and retention of a professional driver workforce is essential to our continued growth and fulfillment of customer needs. We hire qualified professional drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet our hiring criteria. These guidelines relate primarily to safety history, road test evaluations, and various other evaluations, which include physical examinations and mandatory drug and alcohol testing. We provide comfortable, late model equipment, encourage direct communication with management, and pay competitive wages and benefits, and other incentives intended to encourage driver safety, retention and long-term employment. Prior to being released for individual duty, each new hire is required to undergo a mandatory training and evaluation period by a certified driver trainer/instructor. The length of this training period will be dependent on experience and the new hire adaptation to company policies and procedures.

With respect to the current COVID-19 pandemic, we have updated and implemented our pandemic plan to ensure the continuation of safe and reliable service to customers and to maintain the safety of our employees, as well as to incorporate any new governmental guidance and rules and regulations regarding workplace safety. Since the beginning of the pandemic, we have been deemed an essential entity by virtue of the transportation services we provide.

Independent Contractors

In addition to company drivers, we enter into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for an agreed upon fee structure. At December 31, 2020, we had 77 independent contractor operated tractors, which comprised approximately 14 percent of our professional driving fleet.

Federal and State Taxation

We are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). In accordance with the Code, we computed our income tax provision based on a 21 percent tax rate for the year ended December 31, 2020. We conduct a significant amount of business within the State of Texas. Texas operations are subject to a one-half percent state tax on its revenues net of cost of goods sold as defined by the state. We believe we are currently in compliance with all federal and state tax regulations.

Available Information

We electronically file certain documents with the U.S. Securities and Exchange Commission (“SEC”). We file Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; and Current Reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto.

We also make available free of charge, through the “Investor Relations” link on our website, www.adamsresources.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC. The information on our website, or information about us on any other website, is not incorporated by reference into this report.

Item 1A. Risk Factors.

An investment in our common stock involves certain risks.  If any of the following key risks were to occur, it could have a material adverse effect on our financial position, results of operations and cash flows.  In any such circumstance and others described below, the trading price of our securities could decline and you could lose part or all of your investment.

Risk Related to our Business

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

We may face opposition to the operation of our pipeline and facilities from various groups.

We may face opposition to the operation of our pipeline and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

Our pipeline integrity program as well as compliance with pipeline safety laws and regulations may impose significant costs and liabilities on us.

If we were to incur material costs in connection with our pipeline integrity program or pipeline safety laws and regulations, those costs could have a material adverse effect on our financial condition, results of operations and cash flows.

The DOT requires pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines. The majority of the costs to comply with this integrity management rule are associated with pipeline integrity testing and any repairs found to be necessary as a result of such testing. Changes such as advances in pipeline inspection tools and identification of additional threats to a pipeline’s integrity, among other things, can have a significant impact on the costs to perform integrity testing and repairs. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipeline. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipeline.

The rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenues.

The FERC, pursuant to the ICA (as amended), the Energy Policy Act and rules and orders promulgated thereunder, regulates the tariff rates and terms and conditions of service for our interstate common carrier liquids pipeline operations. To be lawful under the ICA, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with the FERC. In addition, pipelines may not confer any undue preference upon any shipper. Shippers may protest (and the FERC may investigate) the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful and prescribe new rates prospectively. The FERC and interested parties can also challenge tariff rates that have become final and effective. The FERC can also order new rates to take effect prospectively and order reparations for past rates that exceed the just and reasonable level up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues.

The intrastate liquids pipeline transportation services we provide are subject to various state laws and regulations that apply to the rates we charge and the terms and conditions of the services we offer. Although state regulation typically is less onerous than FERC regulation, the rates we charge and the provision of our services may be subject to challenge

Revenues are generated under contracts that must be renegotiated periodically.

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

Risk Related to our Industry

The ongoing COVID-19 pandemic and the recent OPEC price war could disrupt our operations and adversely impact our business and financial results.

The outbreak of COVID-19 has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on non-essential activities in the U.S. and abroad. As a result, the global economy has been marked by significant slowdown and uncertainty, which has led to a precipitous decline in crude oil prices in response to demand concerns, further exacerbated by the OPEC price war during the first quarter of 2020 and global storage considerations. During the second quarter of 2020, while members of OPEC reached agreements to cut crude oil production, downward pressure on crude oil prices continues and could continue into the foreseeable future, due to concerns regarding an oversupply of crude oil inventories. As a result, prices of crude oil and other commodities continue to remain volatile.

The ongoing COVID-19 pandemic has caused a number of adverse economic effects, including government restrictions, changes in consumer behavior related to the economic slowdown, and disruption of historical supply and demand patterns, which have negatively affected our business and the businesses of our customers.

As a result, our crude oil marketing operations have declined, as low crude oil prices have negatively impacted production of crude oil, and demand for crude oil and other related products has significantly decreased. While we consider the lower crude oil prices and decrease in demand to be temporary, if the pandemic and decline in crude oil prices continue, they may have a material adverse on our results of operations, financial position and liquidity in 2021. We are actively monitoring our financial condition, liquidity, operations, customers, industry and workforce. Although we cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and decline in oil prices continue, we expect that they will have an adverse effect on our results of future operations, financial position and liquidity.

Additionally, during the second quarter of 2020, we saw a significant decline in our overall transportation operations primarily due to the continuation of the governmental restrictions and the adverse economic effects. While demand for transportation of products has begun to increase but has not yet returned to pre-pandemic levels, such demand may decrease again in the future, particularly if governmental restrictions are renewed or reinstituted.

The implementation of governmental restrictions related to COVID-19 has not to date had a significant impact on our ability to deploy our workforce effectively, as the transportation industry has been deemed an essential service, but limitations or restrictions could be enacted in the future that would impact our operations. Additionally, we may also experience disruptions in our workforce related to COVID-19, which may negatively affect our revenues in 2021 and our overall liquidity.

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
•the impact of public health epidemics, like the global coronavirus outbreak beginning in 2020;
•governmental regulations and taxation;
•the impact of energy conservation efforts;
•the price and availability of alternative fuel sources;
•weather conditions;
•availability of local, interstate and intrastate transportation systems; and
•market uncertainty.

Potentially escalating diesel fuel prices could have an adverse effect on us.

As an integral part of our crude oil marketing and transportation businesses, we operate approximately 570 tractors, and diesel fuel costs are a significant component of our operating expenses. These costs generally fluctuate with increasing and decreasing world crude oil prices. In our transportation segment, we typically incorporate a fuel surcharge provision in our customer contracts. During periods of high prices, we attempt to recoup rising diesel fuel costs through the pricing of our services; however to the extent these costs escalate, our operating earnings will generally be adversely affected.

Insurance and claims expenses, including for self-insured risks, could significantly reduce our earnings.

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

Beginning in 2021, we self-insure a significant portion of our claims exposure resulting from auto liability, general liability and workers’ compensation through our wholly owned captive insurance company. Although we reserve for anticipated losses and expenses based on actuarial reviews and periodically evaluate and adjust our claims reserves to reflect our experience, estimating the number and severity of claims, as well as related costs to settle or resolve them, is inherently difficult, and such costs could exceed our estimates. Accordingly, our actual losses associated with insured claims may differ materially from our estimates and adversely affect our financial condition and results of operations in material amounts.

We maintain an insurance program for potential losses that are in excess of the amounts that we insure through the captive, as well as potential losses from other categories of claims. Although we believe our aggregate insurance limits should be sufficient to cover our historic or future claims amounts, it is possible that one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our aggregate insurance coverage, we would bear the excess, in addition to the amount in the captive.

Given the current claims settlement environment, the amount of commercially available insurance coverage is decreasing, and the premiums for this coverage are increasing significantly. For the foregoing reasons, our insurance and claims expenses may increase, or we could increase our self-insured retention as policies are renewed or replaced. In addition, we may assume additional risk within our captive insurance company that we may or may not reinsure. Our results of operations and financial condition could be materially and adversely affected if (1) our costs or losses significantly exceed our aggregate self-insurance and excess coverage limits, (2) we are unable to obtain affordable insurance coverage in amounts we deem sufficient, (3) our insurance carriers fail to pay on our insurance claims, or (4) we experience a claim for which coverage is not provided.

Counterparty credit default could have an adverse effect on us.

Our revenues are generated under contracts with various counterparties, and our results of operations could be adversely affected by non-performance under the various contracts. A counterparty’s default or non-performance could be caused by factors beyond our control. A default could occur as a result of circumstances relating directly to the counterparty, or due to circumstances caused by other market participants having a direct or indirect relationship with the counterparty. We seek to mitigate the risk of default by evaluating the financial strength of potential counterparties; however, despite mitigation efforts, contractual defaults do occur from time to time.

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

More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply with such laws and regulations. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down certain of the permitting requirements in 2014, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA also requires the reporting of GHG emissions from specified large GHG emission sources including onshore and offshore crude oil and natural gas production facilities and onshore crude oil and natural gas processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such large facilities is required on an annual basis. We do not presently operate any such large GHG emission sources but, if we were to do so in the future, we would incur costs associated with evaluating and meeting this reporting obligation.

Regulation of methane emissions has varied significantly between recent administrations, and may continue to change under the current administration or in the future. In May 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the crude oil and natural gas sector. However, in August 2020, the EPA adopted significant revisions to the 2016 rules. Regarding existing sources in the crude oil and natural gas section, the EPA announced in March 2016 that it intended to develop rules to reduce methane emissions for existing sources, although the EPA later announced in March 2017 that it no longer intends to pursue regulation of methane emissions from existing sources. In November 2016, the Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring and leaks during crude oil and natural gas operations on public lands, which the BLM later revised in rules promulgated in September 2018. Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the crude oil and natural gas source category.

In addition, the U.S. Congress has considered legislation to reduce emissions of GHGs, and many states and regions have already taken legal measures to reduce or measure GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions, and the cost of these allowances could escalate significantly over time. In the markets in which we currently operate, our operations are not affected by such GHG cap and trade programs. On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and to be transparent about the measures each country will use to achieve its GHG emissions targets. Although the U.S. withdrew from the Paris accord in November 2020, it rejoined under the new administration in February 2021. Further, several states and local governments remain committed to the principles of the international climate agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the U.S. might impose restrictions on GHGs as a result of the international climate change agreement. The adoption and implementation of any legislation or regulatory programs imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to GHG emissions and administer and manage a GHG emissions program. Such programs also could adversely affect demand for the crude oil that we market and transport.

General Risk Factors

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

We are subject to risks associated with climate change.

In interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our marketing and transportation activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Cyber-attacks or other disruptions to our information technology systems could lead to reduced revenue, increased costs, liability claims, fines or harm to our competitive position.

We rely on our information technology systems to conduct our business, including systems of third-party vendors. These systems include information used to operate our assets and cloud-based services. These systems have been subject to attempted security breaches and cyber-attacks in the past, and may be subject to such attacks in the future.

We may incur increasing costs in connection with our efforts to enhance and ensure security and in response to actual or attempted cybersecurity attacks. Substantial aspects of our business depend on the secure operation of our computer systems and websites. Security breaches could expose us to a risk of loss, misuse or interruption of sensitive and critical information and functions, including our own proprietary information and that of our customers, suppliers and employees.  Such breaches could result in operational impacts, reputational harm, competitive disadvantage, litigation, regulatory enforcement actions and liability. While we devote substantial resources to maintaining adequate levels of cybersecurity, we cannot assure you that we will be able to prevent all of the rapidly evolving types of cyberattacks. Actual or anticipated attacks and risks may cause us to incur increasing costs for technology, personnel and services to enhance security or to respond to occurrences.

We have programs, processes and technologies in place to attempt to prevent, detect, contain, respond to and mitigate security-related threats and potential incidents. We undertake ongoing improvements to our systems, connected devices and information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards; however, the techniques used to obtain unauthorized access change frequently and can be difficult to detect. Anticipating, identifying or preventing these intrusions or mitigating them if and when they occur is challenging and makes us more vulnerable to cyberattacks than other companies not similarly situated.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE American under the ticker symbol “AE”. As of March 1, 2021, there were approximately 125 shareholders of record of our common shares, however, the actual number of beneficial holders of our common stock may be substantially greater than the stated number of holders of record because a substantial portion of our common stock is held in street name.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the total shareholder return performance of our common stock with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the S&P 500 Integrated Oil and Gas Index (“S&P Integrated Oil & Gas”). The graph assumes that $100 was invested in our common stock and each comparison index beginning on December 31, 2015 and that all dividends were reinvested on a quarterly basis on the ex-dividend dates. The graph was prepared under the applicable rules of the SEC based on data supplied by Research Data Group. The stock performance shown on the graph is not necessarily indicative of future price performance.

The information under the caption “Performance Graph” above is not deemed to be “filed” as part of the Annual Report on Form 10-K, and is not subject to the liability provisions of Section 18 of the Exchange Act. Such information will not be deemed incorporated by reference into any filing we make under the Securities Act unless we explicitly incorporate it into such filing at such time.

$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Adams Resources & Energy, Inc.
S&P 500
S&P Integrated Oil & Gas

	December 31,
	2015	2016	2017	2018	2019	2020

Adams Resources & Energy, Inc.	$100.00	$105.71	$118.59	$107.74	$108.97	$71.60
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Integrated Oil & Gas	100.00	124.15	126.72	110.29	118.22	78.71

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data. This information has been derived from and should be read in conjunction with our audited financial statements included under Part II, Item 8 of this annual report, which presents our audited balance sheets as of December 31, 2020 and 2019 and related consolidated statements of operations, cash flows and shareholders’ equity for the three years ended December 31, 2020, 2019 and 2018, respectively. As presented in the table, amounts are in thousands (except per share data).

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of operations data:
Revenues:
Marketing	$950,426	$1,748,056	$1,694,437	$1,267,275	$1,043,775
Transportation	71,724	63,191	55,776	53,358	52,355
Pipeline and storage (1)	272	—	—	—	—
Oil and natural gas (2)	—	—	—	1,427	3,410
Total revenues	1,022,422	1,811,247	1,750,213	1,322,060	1,099,540

Costs and expenses:
Marketing	940,031	1,723,216	1,681,045	1,247,763	1,016,733
Transportation	58,888	53,392	48,169	48,538	45,154
Pipeline and storage (1)	393	—	—	—	—
Oil and natural gas (2)	—	—	—	948	2,084
Oil and natural gas property impairments	—	—	—	3	313
General and administrative	10,284	10,198	8,937	9,707	10,410
Depreciation, depletion and amortization	18,573	16,641	10,654	13,599	18,792

Operating earnings (losses)	(5,747)	7,800	1,408	1,502	6,054

Loss on deconsolidation of subsidiary (2)	—	—	—	(3,505)	—
Impairment of investment in unconsolidated
affiliate (3)	—	—	—	(2,500)	—
Gain on dissolution of investment (4)	—	573	—	—	—
Interest income (expense), net	212	2,130	2,046	1,076	580

Earnings (losses) from continuing operations	(5,535)	10,503	3,454	(3,427)	6,634

Income tax (provision) benefit	6,530	(2,296)	(509)	2,945	(2,691)

Earnings (losses) before investment in
unconsolidated affiliate	995	8,207	2,945	(482)	3,943

Losses from investment in unconsolidated
affiliate, net of tax (5)	—	—	—	—	(1,430)
Net (losses) earnings	$995	$8,207	$2,945	$(482)	$2,513

Earnings (losses) per share:
From continuing operations	$0.23	$1.94	$0.70	$(0.11)	$0.94
From investment in unconsolidated
affiliate	—	—	—	—	(0.34)
Basic and diluted earnings (losses)
per share	$0.23	$1.94	$0.70	$(0.11)	$0.60

Dividends per common share	$0.96	$0.94	$0.88	$0.88	$0.88

	December 31,
	2020	2019	2018	2017	2016
Balance sheet data:
Cash and cash equivalents	$39,293	$112,994	$117,066	$109,393	$87,342
Total assets	296,187	330,842	278,870	282,704	246,872
Long-term debt	—	—	—	—	—
Finance lease obligations	15,619	6,543	4,092	1,689	—
Shareholders’ equity	149,092	151,641	146,598	147,119	151,312
Dividends on common shares	4,081	3,976	3,711	3,711	3,711
________________________
(1)On October 22, 2020, we completed the acquisition of VEX and related pipeline terminal facility assets. See Note 6 in the Notes to Consolidated Financial Statements for further information.
(2)During 2017, we deconsolidated our upstream crude oil and natural gas exploration and production subsidiary, Adams Resources Exploration Company (“AREC”) upon its bankruptcy filing. We recognized an impairment related to the bankruptcy, deconsolidation and sale of substantially all of the assets of AREC during 2017.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included under Part II, Item 8 of this annual report. Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S.

Overview of Business

Adams Resources & Energy, Inc. and its subsidiaries are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the U.S. We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with fifteen terminals across the U.S.

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) beginning in the fourth quarter of 2020, pipeline transportation, terminalling and storage of crude oil, which includes the pipeline and related terminal facility assets we acquired in October 2020 (see Note 6 in the Notes to Consolidated Financial Statements for further information regarding this acquisition). See Note 9 in the Notes to Consolidated Financial Statements for further information regarding our business segments.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	Change (1)	2018	Change (1)

Revenues	$950,426	$1,748,056	(45.6%)	$1,694,437	3.2%
Operating earnings (2)	2,974	16,099	(81.5%)	7,008	129.7%
Depreciation and amortization	7,421	8,741	(15.1%)	6,384	36.9%
Driver compensation	18,549	22,754	(18.5%)	14,567	56.2%
Insurance	6,109	7,772	(21.4%)	6,248	24.4%
Fuel	5,967	8,979	(33.5%)	7,435	20.8%
____________________
(1)Represents the percentage increase (decrease) from the prior year.
(2)Operating earnings included net inventory valuation losses of $15.0 million, inventory liquidation gains of $3.7 million and inventory valuation losses of $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Field level purchase volumes – per day (1) (2)
Crude oil – barrels	91,957	107,383	79,361

Average purchase price
Crude oil – per barrel	$36.90	$56.28	$64.53
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.
(2)Effective October 1, 2018, in connection with the Red River acquisition, we entered into a new revenue contract to purchase crude oil. Volumes increased from the year ended December 31, 2018 as compared to the years ended December 31, 2019 and 2020, as 2019 and 2020 reflect a full twelve months of volumes purchased under the new revenue contract versus three months under the new contract in 2018.

2020 compared to 2019. Crude oil marketing revenues decreased by $797.6 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $641.2 million, and lower crude oil volumes, which decreased revenues by approximately $156.4 million. The average crude oil price received was $56.28 for 2019, which decreased to $36.90 for 2020. Revenues from legacy volumes are based upon the market price in our other market areas, primarily in the Gulf Coast. The decrease in the market price of crude oil and the lower crude oil volumes produced and available for purchase were due to the effects of the COVID-19 outbreak on the economy and the delay of OPEC to agree on crude oil production levels during the second quarter of 2020, both of which resulted in market disruptions that decreased the demand for and price of crude oil.

Our crude oil marketing operating earnings for the year ended December 31, 2020 decreased by $13.1 million as compared to 2019, primarily as a result of inventory valuation losses of $15.0 million in 2020 as compared to inventory liquidation gains of $3.7 million in 2019 (as shown in the following table), decreases in crude oil volumes in 2020, and a decrease in the average market price of crude oil.

Driver compensation decreased by $4.2 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of a decrease in the number of drivers required for volumes transported in 2020 as compared to 2019.

Insurance costs decreased by $1.7 million during the year ended December 31, 2020 as compared to 2019, primarily due to decreases to reserves for insurance claims resulting from our favorable safety record over the policy period, lower hours worked by drivers and lower miles driven in 2020. Fuel costs decreased by $3.0 million during the year ended December 31, 2020 as compared to 2019 consistent with the lower driver count in the current year and lower miles driven in 2020.

Depreciation and amortization expense decreased by $1.3 million during the year ended December 31, 2020 as compared to 2019, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2019 and 2020.

2019 compared to 2018. Crude oil marketing revenues increased by $53.6 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of higher crude oil volumes, which increased revenues by approximately $456.1 million, partially offset by a decrease in the market price of crude oil, which decreased revenues by approximately $402.5 million. The average crude oil price received was $64.53 for 2018, which decreased to $56.28 for 2019. Volumes increased by approximately 28,000 barrels per day during the year ended December 31, 2019 as compared to 2018 primarily as a result of the acquisition of a trucking company that owned approximately 113 tractors and 126 trailers operating in the Red River area in North Texas and South Central Oklahoma (the “Red River acquisition”) on October 1, 2018. The purchase price for Red River volumes is based on a contractual price for volumes in North Texas and Oklahoma, which had been slightly lower than the purchase price for legacy volumes. Revenues from legacy volumes are based upon the market price in our other market areas, primarily in the Gulf Coast.

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

Insurance costs increased by $1.5 million during the year ended December 31, 2019 as compared to 2018, primarily due to a higher driver count and additional miles driven in 2019, as a result of the Red River acquisition in 2018. Fuel costs increased by $1.5 million during the year ended December 31, 2019 as compared to 2018 consistent with the higher driver count in 2019 and additional miles driven, primarily as a result of the additional drivers hired for the Red River assets.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

As reported segment operating earnings (1)	$2,974	$16,099	$7,008
Add (subtract):
Inventory liquidation gains	—	(3,749)	—
Inventory valuation losses	14,967	—	5,363
Derivative valuation (gains) losses	(9)	24	(2)
Field level operating earnings (2)	$17,932	$12,374	$12,369
____________________
(1)Segment operating earnings included net inventory valuation losses of $15.0 million, inventory liquidation gains of $3.7 million and inventory valuation losses of $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales points. Field level operating earnings increased during the year ended December 31, 2020 as compared to 2019, primarily due to lower operating expenses, partially offset by lower revenues resulting from lower volumes and a decrease in the market price of crude oil in 2020.

Field level operating earnings during the year ended December 31, 2019 were consistent with the year ended December 31, 2018, primarily due to higher revenues resulting from higher crude oil volumes in 2019, offset by a decrease in the market price of crude oil in 2019.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels and price per barrel):

	December 31,
	2020		2019		2018
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	421,759	$45.83	426,397	$61.93	415,523	$54.82

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Item 1A. Risk Factors.”

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	Change (1)	2018	Change (1)

Revenues	$71,724	$63,191	13.5%	$55,776	13.3%
Operating earnings	$1,873	$1,899	(1.4%)	$3,337	(43.1%)
Depreciation and amortization	$10,963	$7,900	38.8%	$4,270	85.0%
Driver commissions	$12,575	$10,774	16.7%	$11,680	(7.8%)
Insurance	$6,462	$5,938	8.8%	$4,716	25.9%
Fuel	$5,065	$6,279	(19.3%)	$6,988	(10.1%)
Maintenance expense	$3,949	$3,849	2.6%	$5,347	(28.0%)
Mileage (000s) (2)	24,239	20,535	18.0%	19,177	7.1%
____________________
(1)Represents the percentage increase (decrease) from the prior year.
(2)The increase in mileage from 2019 to 2020 is primarily due to the CTL acquisition, which added services to new and existing customers, new product lines and six new market areas.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Total transportation revenue	$71,724	$63,191	$55,776
Diesel fuel cost	(5,065)	(6,279)	(6,988)
Revenues, net of fuel cost (1)	$66,659	$56,912	$48,788
____________________
(1)Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

2020 compared to 2019. Transportation revenues increased by $8.5 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of the CTL acquisition in June 2020 and the EH Transport acquisition in May 2019 (see Note 6 in the Notes to Consolidated Financial Statements), partially offset by a decrease in customer activity as a result of the COVID-19 outbreak resulting in lower miles traveled in 2020. Revenues, net of fuel cost, increased by $9.7 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of the higher transportation revenues and miles traveled during 2020.

Our transportation operating earnings for the year ended December 31, 2020 were consistent with the year ended December 31, 2019, primarily due to higher depreciation and amortization expense related to the CTL acquisition, the EH Transport acquisition and new assets placed into service, and higher insurance and certain other operating expenses, offset by higher revenues and increased miles traveled during 2020.

Fuel costs decreased by $1.2 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of lower fuel prices and fewer miles traveled during the first six months of 2020, partially offset by an increase in the number of miles traveled as a result of the CTL acquisition in June 2020. Insurance costs increased $0.5 million during the year ended December 31, 2020 as compared to 2019, primarily due to the CTL acquisition which resulted in a higher driver count and increased miles driven in 2020. Maintenance expense increased by $0.1 million during the year ended December 31, 2020 as compared to 2019, as a result of the purchase of new tractors and the retirement of older tractors, as the age of our fleet has decreased.

Depreciation and amortization expense increased by $3.1 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of the CTL acquisition in June 2020, the EH Transport acquisition in May 2019 and the purchase and lease of new tractors and trailers in 2019 and 2020.

2019 compared to 2018. Transportation revenues increased by $7.4 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of the EH Transport acquisition (see Note 6 in the Notes to Consolidated Financial Statements), increased miles traveled in 2019, and higher transportation rates in full effect in 2019 as a result of negotiations during 2018 with customers. Revenues, net of fuel cost, increased by $8.1 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of the higher transportation revenues and miles traveled during 2019.

Our transportation operating earnings for the year ended December 31, 2019 decreased by $1.4 million as compared to 2018, primarily due to higher depreciation and amortization expense related to the EH Transport acquisition and new assets placed into service and higher insurance expense as a result of more miles traveled during the current year, partially offset by higher revenues as noted above, and lower other operating expenses.

Fuel costs decreased by $0.7 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of a decrease in the price of diesel during 2019 as compared to 2018, partially offset by an increase in miles traveled.

Depreciation and amortization expense increased by $3.6 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of the acquisition of the assets of EH Transport during the second quarter of 2019 and the purchase of new tractors in 2018 and 2019.

Maintenance expense decreased by $1.5 million during the year ended December 31, 2019 as compared to 2018, as a result of the purchase of new tractors and the retirement of older tractors, as the age of our fleet has decreased.

Equipment additions and retirements for the transportation fleet were as follows for the periods indicated:

Year Ended December 31,
	2020	2019	2018

New tractors purchased (1) (2)	12 units	151 units	60 units
Tractors retired (1)	49 units	107 units	67 units
New trailers purchased (1) (2)	10 units	77 units	—
Trailers retired	30 units	20 units	12 units
________________
(1)2020 amounts do not include 163 tractors and 328 trailers purchased in connection with the CTL asset acquisition in June 2020. Of the 163 tractors purchased as part of the CTL acquisition, 66 tractors have been retired and are not included in the number of units noted in the table.
(2)2020 amounts do not include 33 tractors and 40 trailers which were acquired under finance lease agreements.

The sales of retired equipment in our transportation segment produced gains of approximately $0.2 million, $0.5 million and $0.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Pipelines and Storage

Our pipelines and storage segment revenues, operating losses and selected costs were as follows for the period indicated (in thousands):

Year Ended
December 31,
2020 (1)

Revenues	$272
Operating losses	(310)
Depreciation and amortization	189
Insurance	138
____________________
(1)Represents the period from acquisition, October 22, 2020 through December 31, 2020.

In October 2020, we purchased the VEX Pipeline System. The VEX Pipeline System, with truck and storage terminals at both Cuero and the Port of Victoria, Texas, is a crude oil and condensate pipeline system, which connects the heart of the Eagle Ford Basin to the Gulf Coast waterborne market. The VEX Pipeline System includes 56 miles of 12-inch pipeline, which spans DeWitt County to Victoria County, Texas, with approximately 350,000 barrels of above ground storage, two 8 bay truck offload stations, and access to two docks at the Port of Victoria. The VEX Pipeline System can receive crude oil by pipeline and truck, and has downstream pipeline connections to two terminals today, with potential for additional downstream connection opportunities in the future and has a current capacity of 90,000 barrels per day.

We are focusing on opportunities to increase our pipeline and storage capacity utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we are exploring new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

General and Administrative Expense

General and administrative expenses increased by $0.1 million during the year ended December 31, 2020 as compared to 2019, primarily due to higher personnel costs, included approximately $0.3 million of additional personal expenses related to a voluntary early retirement program and terminations for certain employees, and higher rental expense and director fees in 2020, partially offset by lower insurance costs, audit fees and outside service fees.

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

Gain on Dissolution of Investment

During 2019, we received a cash payment from AREC totaling approximately $1.0 million, related to the final settlement of its bankruptcy and dissolution. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018 and $0.6 million was recorded as a gain in our consolidated statements of operations during the year ended December 31, 2019.

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

We are continuing to evaluate the full impact of the CARES Act. However, we have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We have an income tax receivable at December 31, 2020 of approximately $3.7 million for the benefit of carrying back the NOL for the fiscal year 2019 to 2014. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to 2015 and 2016. As a result, we have also included the 2020 provisional amounts in income tax receivable at December 31, 2020. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

At December 31, 2020 and 2019, we had deferred tax liabilities of approximately $12.7 million and $6.3 million, respectively.

See Note 13 in the Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

At December 31, 2020, 2019 and 2018, we had no bank debt or other forms of debenture obligations. We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	December 31,
	2020	2019	2018

Cash and cash equivalents	$39,293	$112,994	$117,066
Working capital	72,965	87,747	106,323

Although our cash balance at December 31, 2020 decreased by 65.2 percent from December 31, 2019, as discussed further below, we believe current cash balances, together with expected cash generated from future operations, and the ease of financing tractor and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs. During June and October 2020, we made cash payments, including acquisition costs, of approximately $9.2 million and $10.6 million, respectively, for the acquisitions of CTL transportation assets and the VEX Pipeline System (see Note 6 in the Notes to Consolidated Financial Statements for further information). We are also required to pay the remainder of the purchase price for the VEX Pipeline System in four quarterly installments of $2.5 million each during 2021, plus interest of 4 percent per annum. As a result of the uncertainty relating to the economic environment resulting from the COVID-19 pandemic, we have also significantly curtailed our capital spending.

On December 23, 2020, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”). Pursuant to the ATM Agreement, we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price the shares will be sold at will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. We did not sell any shares of common stock under the ATM Agreement in 2020.

We utilize cash from operations to make discretionary investments in our crude oil marketing, transportation and pipeline and storage businesses. With the exception of operating and finance lease commitments primarily associated with storage tank terminal arrangements, leased office space, tractors, trailers and other equipment, and payment of our remaining purchase price for the VEX Pipeline System, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See “Other Items” below for information regarding our operating and finance lease obligations.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors.”

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Cash provided by (used in):
Operating activities	$(43,999)	$46,899	$31,014
Investing activities	(19,663)	(36,037)	(19,135)
Financing activities	(6,528)	(5,673)	(4,206)

Operating activities. Net cash flows used in operating activities was $44.0 million for the year ended December 31, 2020 compared to net cash flows provided by operating activities of $46.9 million for the year ended December 31, 2019. The decrease in net cash flows from operating activities of $90.9 million was primarily due to lower earnings in 2020 and changes in our working capital accounts.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	December 31,
	2020	2019	2018

Early payments received	$939	$54,108	$38,539
Prepayments to suppliers	1,085	—	—

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2019, we received several early payments from certain customers in our crude oil marketing operations, while during December 2020, we received significantly less in early payments from customers. Our cash balance decreased by approximately $73.7 million at December 31, 2020 relative to the year ended December 31, 2019 primarily as a result of the timing of the receipt of these early payments received during each year and the decrease in crude oil marketing activities in 2020.

Investing activities. Net cash flows used in investing activities for the year ended December 31, 2020 decreased by $16.4 million when compared to 2019. This decrease was primarily due to a decrease of $30.7 million in capital spending for property and equipment (see “Capital Projects” below), an increase of $0.8 million in cash proceeds from sales of assets and an increase of $0.4 million in insurance and state collateral refunds in 2020. These decreases in net cash flows used in investing activities were partially offset by an increase in cash paid for asset acquisitions ($10.0 million was paid in October 2020 for the purchase the VEX Pipeline System and $9.2 million was paid in June 2020 for the purchase of the CTL transportation assets, while $5.6 million was paid in May 2019 for the purchase of the EH Transport assets (see Note 6 in the Notes to Consolidated Financial Statements for further information)) and the receipt in 2019 of $1.0 million in cash proceeds related to the final settlement of AREC’s bankruptcy.

Net cash flows used in investing activities for the year ended December 31, 2019 increased by $16.9 million when compared to 2018. This increase was primarily due to an increase of $24.0 million in capital spending for property and equipment and a decrease of $0.2 million in insurance and state collateral refunds in 2019. These increases in net cash flows used in investing activities were partially offset by a decrease in cash paid for asset acquisitions ($5.6 million was paid in May 2019 for the purchase of the EH Transport assets in our transportation segment, while $10.3 million was paid in October 2018 for the purchase of the Red River assets in our crude oil marketing segment), an increase of $1.6 million in cash proceeds from the sales of assets and the receipt of $1.0 million in cash proceeds related to the final settlement of AREC’s bankruptcy in 2019.

Financing activities. Cash used in financing activities for the year ended December 31, 2020 increased by $0.9 million when compared to 2019. This increase was primarily due to an increase of $0.6 million in principal repayments made for finance lease obligations (see “Other Items” below for information regarding our finance lease obligations). During the years ended December 31, 2020 and 2019, we paid aggregate cash dividends of $0.96 per common share, or a total of $4.1 million, and $0.94 per common share, or a total of $4.0 million, respectively.

Cash used in financing activities for the year ended December 31, 2019 increased by $1.5 million when compared to 2018. This increase was primarily due to an increase of $1.2 million in principal repayments made for finance lease obligations. During the years ended December 31, 2019 and 2018, we paid aggregate cash dividends of $0.94 per common share, or a total of $4.0 million, and $0.88 per common share, or a total of $3.7 million, respectively.

Capital Projects

We use cash from operations and existing cash balances to make discretionary investments in our businesses. Capital spending was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Crude oil marketing (1) (2)	$3,130	$7,249	$1,540
Transportation (3)	1,355	28,472	10,178
Pipeline and storage (4)	—	—	—
Other (5)	523	22	13
Capital spending	$5,008	$35,743	$11,731
_______________
(1)Amounts for the years ended December 31, 2020, 2019 and 2018, do not include approximately $3.6 million, $4.1 million and $2.9 million, respectively, of tractors acquired under finance leases.
(2)Amount for the year ended December 31, 2018 does not include approximately $10.3 million of capital spending related to the Red River acquisition.
(3)Amounts for the years ended December 31, 2020 and 2019 do not include approximately $9.2 million and $6.4 million of capital spending related to the acquisitions of CTL and EH Transport, respectively. Amount for the year ended December 31, 2020 does not include approximately $7.3 million of tractors and trailers acquired under finance leases.
(4)Amount for the year ended December 31, 2020 does not include approximately $10.0 million of capital spending related to the acquisition of the VEX Pipeline System.
(5)Amounts relate to leasehold improvements at our corporate headquarters, which is not attributed to any of our reporting segments.

Crude oil marketing. During 2018, capital expenditures were primarily related to construction of a pipeline connection and a truck loading/unloading facility. Capital expenditures during 2019 were primarily related to the purchase of 43 tractors and other field equipment, and during 2020 were primarily related to the purchase of 16 tractors and other field equipment.

Transportation. Beginning in 2018, we implemented a plan to improve the age of our transportation fleet. During 2018, we purchased 60 new tractors, and during 2019, we purchased 152 new tractors and 77 new trailers. Capital expenditures during 2020 were primarily related to the purchase of other field equipment. As a result of the uncertainty relating to the economic environment resulting from the COVID-19 pandemic, we significantly reduced our capital spending in 2020 and, as a result, entered into finance lease agreements for the use of 33 tractors and 40 trailers during 2020. See “Other Items” below for information regarding our finance lease obligations.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2020 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Finance lease obligations (1)	$16,585	$4,496	$6,326	$4,961	$802
Operating lease obligations (2)	8,763	2,343	3,823	1,922	675
Payments for VEX Pipeline
System acquisition (3)	10,250	10,250	—	—	—
Purchase obligations:
Crude oil marketing — crude oil (4)	92,391	92,391	—	—	—
Total contractual obligations	$127,989	$109,480	$10,149	$6,883	$1,477
___________________
(1)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(2)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3)Amount represents our contractual obligation, including interest, related to the four equal quarterly installments for the remaining purchase price for the acquisition of the VEX Pipeline System in October 2020.
(4)Amount represents commitments to purchase certain quantities of crude oil substantially in January 2021 in connection with our crude oil marketing activities. These commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet these purchase obligations.

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

Rental expense was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Rental expense	$16,585	$14,662	$11,078

Insurance

Our primary insurance needs are workers’ compensation, automobile and umbrella liability coverage for our trucking fleet and medical insurance for our employees. See Note 17 in the Notes to Consolidated Financial Statements for further information. Insurance costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Insurance costs	$13,283	$14,149	$11,374

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

Outlook

Our focus in 2021 will be to expand our core businesses while delivering value to our shareholders. We will work to achieve positive results in markets with strong competition and margin pressures throughout all segments of our business.

Our major objectives for 2021 are as follows:

•Crude oil marketing – We plan to focus on increasing margins to maximize cash flow and capturing midstream opportunities in an increasingly volatile market. We will utilize a new fleet dispatch and maintenance software system to help drive more efficiency in our fleet operations and lower our operating costs, which we believe will help drive increased profitability. In addition, we will look for opportunities to increase our trucking fleet to add to our overall ability to gather and distribute crude oil.

•Transportation – We plan to continue to increase truck utilization, upgrade our fleet quality and enhance driver retention and recruitment. We also plan to capitalize on our recent acquisitions to improve quality of revenue through improved efficiencies, and we will continue to look for ways to expand our terminal footprint to put us in a position to better compete for new business.

•Pipeline and storage – We will focus on opportunities to increase our pipeline and storage capacity utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we will explore new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

•Strategic business development – We will deploy a disciplined investment approach to growth in our three segments and funding new growth opportunities that are adjacent and complimentary to existing operating activities.

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

Valuation and Amortization Methods of Customer Relationship Intangible Assets

Customer relationship intangible assets represent the estimated economic value assigned to relationships between an acquisition target and its various customers to whom we did not have a previous relationship. These customer relationships provide us with access to those customers to whom we did not have a previous relationship and allows us to enter product markets in which we have not previously participated.

In order to estimate the fair value of the customer relationships, we use a discounted cash flow analysis that relies on Level 3 fair value inputs. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date. The Level 3 inputs generally include such items as the rate of retention of the current customers of the acquisition target as of the valuation date, our historical customer retention rate and projected future revenues associated with the customers. The customers expected to remain with us after the transaction are included in the valuation of the customer relationships. For our existing customer relationship intangible assets, we are amortizing these assets over a period of seven years, using a modified straight-line approach.

At December 31, 2020 and 2019, the carrying values of our customer relationship intangible assets were $4.1 million and $1.6 million, respectively. See Note 6 and Note 8 in the Notes to Consolidated Financial Statements for further information.

Fair Value Accounting

We enter into certain forward commodity contracts that are required to be recorded at fair value, and these contracts are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during the years ended December 31, 2020, 2019 and 2018.

We utilize a market approach to valuing our commodity contracts. On a contract by contract, forward month by forward month basis, we obtain observable market data for valuing our contracts that typically have durations of less than 18 months. At December 31, 2020, all of our market value measurements were based on inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Note 2 and Note 12 in the Notes to Consolidated Financial Statements.

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

Liability and Contingency Accruals, including those related to Insurance Liabilities

We establish a liability under the automobile and workers’ compensation insurance policies for expected claims incurred but not reported on a monthly basis. We retain a third-party consulting actuary to establish loss development factors, based on historical claims experience as well as industry experience. We apply those factors to current claims information to derive an estimate of the ultimate claims liability. See Note 17 in the Notes to Consolidated Financial Statements for further information.

From time to time as incidental to our operations, we become involved in various accidents, lawsuits and/or disputes. As an operator of an extensive trucking fleet, we are a party to motor vehicle accidents, worker compensation claims or other items of general liability as are typical for the industry. In addition, we have extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, we evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. When our assessment indicates that it is probable that a liability has occurred and the amount of the liability can be reasonably estimated, we make appropriate accruals or disclosure. We base our estimates on all known facts at the time and our assessment of the ultimate outcome, including consultation with external experts and counsel. We revise these estimates as additional information is obtained or resolution is achieved. At December 31, 2020, we do not believe any of our outstanding legal matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Our revenues are primarily generated from the marketing, transportation, storage and terminalling of crude oil and other related products and the tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. To identify the performance obligations, we considered all of the products or services promised in the contracts with customers, whether explicitly stated or implied based on customary business practices. Revenue is recognized when, or as, each performance obligation is satisfied under terms of the contract. Payment is typically due in full within 30 days of the invoice date.

Crude oil marketing segment. Crude oil marketing activities generate revenues from the sale and delivery of crude oil purchased either directly from producers or on the open market. Most of our crude oil purchase and sale contracts qualify and are designated as non-trading activities, and we consider these contracts as normal purchases and sales activity. For normal purchases and sales, our customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer, generally upon delivery of the product to the customer. Revenue is recognized based on the transaction price and the quantity delivered.

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

Transportation segment. Transportation activities generate revenue from the truck transportation of liquid chemicals, pressurized gases, asphalt or dry bulk for customers. Each sales order is associated with our master transportation agreements and is considered a distinct performance obligation. The performance obligations associated with this segment are satisfied over time as the goods and services are delivered.

Pipeline and storage segment. Pipeline and storage activities generate revenue by transporting crude oil on our pipeline and providing storage and terminalling services for our customers. Our operations generally consist of fee-based activities associated with the transportation of crude oil and providing storage and terminalling services for crude oil. Revenues from pipeline tariffs and fees are associated with the transportation of crude oil at a published tariff. We primarily recognize pipeline tariff and fee revenues over time as services are rendered, based on the volumes transported. As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We recognize the allowance volumes collected as part of the transaction price and record this non-cash consideration at fair value, measured as of the contract inception date.

Storage fees are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized as our performance obligation is to make available storage capacity for a period of time. Terminalling fees are recognized as the crude oil enters or exits the terminal and are received from or delivered to the connecting carrier or third-party terminal, as applicable.

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

Historically, prices received for crude oil sales have been volatile and unpredictable with price volatility expected to continue. From January 1, 2019 through December 31, 2020, our crude oil monthly average wholesale purchase costs ranged from a monthly average low of $14.37 per barrel to a monthly average high of $74.74 per barrel during the same period. A hypothetical ten percent additional adverse change in average crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1.9 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively.

Item 8. Financial Statements and Supplementary Data.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Initial measurement of the fair value of the customer relationship intangible asset acquired in the CTL Transportation, LLC acquisition

As discussed in Note 6 of the consolidated financial statements, on June 26, 2020, the Company completed the purchase of assets from CTL Transportation, LLC (CTL) in an asset acquisition. As a result of the transaction, the Company acquired a customer relationship intangible asset associated with the generation of future income from CTL’s existing customers and product lines. The allocation of the purchase price based on the estimated acquisition-date fair value of the customer relationship intangible asset was $3.2 million.

We identified the evaluation of the initial measurement of the fair value of the customer relationship intangible asset acquired in the CTL transaction as a critical audit matter. A high degree of subjectivity was required to assess the internally-developed assumptions used to determine the fair value of the intangible asset, specifically the forecasted revenue attributable to customer contracts and estimated annual attrition rate of existing customers. Subjective auditor judgment was required as there was limited observable market information and the estimated fair value of the customer relationship intangible asset was sensitive to possible changes to these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including certain controls over the development of the key assumptions noted above. We compared the Company’s estimate of forecasted revenue attributable to customer contracts used in the valuation to the historical results of the Company, CTL and market participants. We evaluated the Company’s estimated annual attrition rate of existing customers by comparing to the historical customer retention rate of the Company. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) assessing the reasonableness of the Company’s revenue growth projections by comparing to those of a market participant and (2) calculating an annual attrition rate of existing customers using CTL’s historical data and comparing that result to the attrition rate used by the Company.

Measurement of accrued liabilities for automobile and workers’ compensation claims

As discussed in Note 17 to the consolidated financial statements, the Company establishes accrued liabilities for automobile and workers’ compensation claims reported plus an estimate for loss development and potential claims that have been incurred but not reported to the Company or its insurance provider. The estimates are based on insurance adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry. The Company retains a third-party actuary to review its accrued liabilities for such claims. As of December 31, 2020, the accrued liabilities for automobile and workers’ compensation were $3.2 million.

We identified the assessment of the accrued liabilities for automobile and workers’ compensation claims that have been incurred but not reported as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s actuarial models and underlying assumptions made by the Company to estimate these accrued liabilities for incurred but not reported claims. Specifically, the accrued liabilities were sensitive to possible changes to the following key underlying assumptions:

— incurred and paid loss development factors used in the determination of the ultimate loss
— initial expected loss rates
— the selection of estimated loss among estimates derived using different methods.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate accrued liabilities for automobile and workers compensation claims that have been incurred but not reported, including controls related to the development of the key assumptions listed above. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in:

— assessing the actuarial models and procedures used by the Company by comparing them to generally accepted actuarial methods and procedures to estimate the ultimate losses
— evaluating the Company’s key assumptions and judgments underlying the Company’s estimate by developing an independent range of the incurred but not reported claims and comparing it against the Company’s recorded amount.

/s/ KPMG LLP
We have served as the Company’s auditor since 2017.

Houston, Texas
March 5, 2021

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$39,293	$112,994
Restricted cash	12,772	9,261
Accounts receivable, net of allowance for doubtful accounts of $114 and $141, respectively	99,799	94,534
Inventory	19,336	26,407
Derivative assets	61	—
Income tax receivable	13,288	2,569
Prepayments and other current assets	2,964	1,559
Total current assets	187,513	247,324
Property and equipment, net	94,134	69,046
Operating lease right-of-use assets, net	8,051	9,576
Intangible assets, net	4,106	1,597
Other assets	2,383	3,299
Total assets	$296,187	$330,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,991	$147,851
Accounts payable – related party	—	5
Derivative liabilities	52	—
Current portion of finance lease obligations	4,112	2,167
Current portion of operating lease liabilities	2,050	2,252
Other current liabilities	22,343	7,302
Total current liabilities	114,548	159,577
Other long-term liabilities:
Asset retirement obligations	2,308	1,573
Finance lease obligations	11,507	4,376
Operating lease liabilities	6,000	7,323
Deferred taxes and other liabilities	12,732	6,352
Total liabilities	147,095	179,201

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares authorized, 4,243,716 and 4,235,533 shares outstanding, respectively	423	423
Contributed capital	13,340	12,778
Retained earnings	135,329	138,440
Total shareholders’ equity	149,092	151,641
Total liabilities and shareholders’ equity	$296,187	$330,842
See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Marketing	$950,426	$1,748,056	$1,694,437
Transportation	71,724	63,191	55,776
Pipeline and storage	272	—	—
Total revenues	1,022,422	1,811,247	1,750,213

Costs and expenses:
Marketing	940,031	1,723,216	1,681,045
Transportation	58,888	53,392	48,169
Pipeline and storage	393	—	—
General and administrative	10,284	10,198	8,937
Depreciation and amortization	18,573	16,641	10,654
Total costs and expenses	1,028,169	1,803,447	1,748,805

Operating (losses) earnings	(5,747)	7,800	1,408

Other income (expense):
Gain on dissolution of investment	—	573	—
Interest income	656	2,766	2,155
Interest expense	(444)	(636)	(109)
Total other income (expense), net	212	2,703	2,046

(Losses) earnings before income taxes	(5,535)	10,503	3,454

Income tax (provision) benefit:
Current	12,919	(211)	427
Deferred	(6,389)	(2,085)	(936)
Income tax benefit (provision)	6,530	(2,296)	(509)

Net earnings	$995	$8,207	$2,945

Earnings per share:
Basic net earnings per common share	$0.23	$1.94	$0.70
Diluted net earnings per common share	$0.23	$1.94	$0.70

Dividends per common share	$0.96	$0.94	$0.88

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net earnings	$995	$8,207	$2,945
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	18,573	16,641	10,654
Gains on sales of property	(1,859)	(1,400)	(1,240)
Provision for doubtful accounts	(27)	(12)	(150)
Stock-based compensation expense	643	478	255
Deferred income taxes	6,389	2,085	936
Net change in fair value contracts	(9)	23	(2)
Gain on dissolution of AREC	—	(573)	—
Changes in assets and liabilities:
Accounts receivable	(5,162)	(8,373)	36,350
Accounts receivable/payable, affiliates	(5)	(24)	24
Inventories	4,751	(3,628)	(10,587)
Income tax receivable	(10,719)	(165)	(1,087)
Prepayments and other current assets	(1,401)	(2)	(293)
Accounts payable	(61,116)	31,795	(10,252)
Accrued liabilities	5,052	1,154	1,744
Other	(104)	693	1,717
Net cash (used in) provided by operating activities	(43,999)	46,899	31,014

Investing activities:
Property and equipment additions	(5,008)	(35,743)	(11,731)
Acquisitions	(20,200)	(5,624)	(10,272)
Proceeds from property sales	4,515	3,680	2,038
Proceeds from dissolution of AREC	—	998	—
Insurance and state collateral (deposits) refunds	1,030	652	830
Net cash used in investing activities	(19,663)	(36,037)	(19,135)

Financing activities:
Principal repayments of finance lease obligations	(2,336)	(1,697)	(495)
Payment of contingent consideration liability	(111)	—	—
Dividends paid on common stock	(4,081)	(3,976)	(3,711)
Net cash used in financing activities	(6,528)	(5,673)	(4,206)

(Decrease) Increase in cash and cash equivalents, including restricted cash	(70,190)	5,189	7,673
Cash and cash equivalents, including restricted cash, at beginning of period	122,255	117,066	109,393
Cash and cash equivalents, including restricted cash, at end of period	$52,065	$122,255	$117,066
See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2018	$422	$11,693	$135,004	$147,119
Net earnings	—	—	2,945	2,945
Stock-based compensation expense	—	255	—	255
Dividends declared:
Common stock, $0.88 per share	—	—	(3,711)	(3,711)
Awards under LTIP, $0.44 per share	—	—	(10)	(10)
Balance, December 31, 2018	422	11,948	134,228	146,598
Net earnings	—	—	8,207	8,207
Stock-based compensation expense	—	478	—	478
Issuance of common shares for acquisition	1	391	—	392
Cancellation of shares withheld to cover taxes upon vesting of restricted awards	—	(39)	—	(39)
Dividends declared:
Common stock, $0.94 per share	—	—	(3,976)	(3,976)
Awards under LTIP, $0.94 per share	—	—	(19)	(19)
Balance, December 31, 2019	423	12,778	138,440	151,641
Net earnings	—	—	995	995
Stock-based compensation expense	—	643	—	643
Cancellation of shares withheld to cover taxes upon vesting of restricted awards	—	(81)	—	(81)
Dividends declared:				—
Common stock, $0.96 per share	—	—	(4,070)	(4,070)
Awards under LTIP, $0.96 per share	—	—	(36)	(36)
Balance, December 31, 2020	$423	$13,340	$135,329	$149,092

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with fifteen terminals across the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) beginning in the fourth quarter of 2020, pipeline transportation, terminalling and storage of crude oil, which includes the pipeline and related terminal facility assets we acquired in October 2020 (see Note 6 for further information regarding our acquisition). See Note 9 for further information regarding our business segments.

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

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	December 31,
	2020	2019	2018

Balance at beginning of period	$141	$153	$303
Charges to costs and expenses	—	26	43
Deductions	(27)	(38)	(193)
Balance at end of period	$114	$141	$153

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

At December 31, 2020 and 2019, $5.1 million and $9.3 million, respectively, of the restricted cash balance represents amounts held in a segregated bank account by Wells Fargo as collateral for outstanding letters of credit. At December 31, 2020, $1.5 million of the restricted cash balance relates to the initial capitalization of our newly formed captive insurance company and $6.1 million represents the amount paid to our captive insurance company for insurance premiums.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the consolidated balance sheets that totals to the amounts shown in the consolidated statements of cash flows at the dates indicated (in thousands):

	December 31,
	2020	2019

Cash and cash equivalents	$39,293	$112,994
Restricted cash	12,772	9,261
Total cash, cash equivalents and restricted cash shown in the
consolidated statements of cash flows	$52,065	$122,255

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, December 31, 2017 and 2018	4,217,596
Issuance of shares in acquisition (see Note 6)	11,145
Vesting of restricted stock unit awards (see Note 14)	7,604
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(883)
Other	71
Balance, December 31, 2019	4,235,533
Vesting of restricted stock unit awards (see Note 14)	10,290
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(2,107)
Balance, December 31, 2020	4,243,716

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

Earnings Per Share

Basic earnings per share is computed by dividing our net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by giving effect to all potential shares of common stock outstanding, including our stock related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 14 for further discussion).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Earnings per share – numerator:
Net earnings	$995	$8,207	$2,945

Denominator:
Basic weighted average number of shares outstanding	4,240	4,228	4,218
Basic earnings per share	$0.23	$1.94	$0.70

Diluted earnings per share:

Diluted weighted average number of shares outstanding:
Common shares	4,240	4,228	4,218
Restricted stock unit awards (1)	11	5	—
Performance share unit awards (2)	3	—	—
Total	4,254	4,233	4,218

Diluted earnings per share	$0.23	$1.94	$0.70
_______________
(1)The dilutive effect of restricted stock unit awards for the year ended December 31, 2018 is de minimis.
(2)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. The performance conditions for the performance share unit awards granted in 2018, 2019 and 2020 were achieved as of December 31, 2018, 2019 and 2020, respectively. For the years ended December 31, 2019 and 2018, the effects of the performance share awards on earning per share were anti-dilutive.

Employee Benefits

We maintain a 401(k) savings plan for the benefit of our employees. We do not maintain any other pension or retirement plans. Our 401(k) plan contributory expenses were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Contributory expenses	$1,100	$1,117	$808

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

See Note 6 for a discussion of the Level 3 inputs used in the determination of the fair value of the intangible assets acquired in asset acquisitions.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We have an income tax receivable at December 31, 2020 of approximately $3.7 million for the benefit of carrying back the NOL for the fiscal year 2019 to 2014. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to 2015 and 2016. As a result, we have also included the 2020 provisional amounts in income tax receivable at December 31, 2020. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. During the years ended December 31, 2020 and 2018, we recorded a charge of $24.2 million and $5.4 million, respectively, related to the write-down of our crude oil inventory in our crude oil marketing segment due to declines in prices. There were no charges recognized during the year ended December 31, 2019.

Linefill and base gas in assets we own are recorded at historical cost and consist of crude oil. We classify as linefill or base gas our proportionate share of barrels used to fill a pipeline that we own (see Note 6) and barrels that represent the minimum working requirements in storage tanks. Linefill and base gas are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Linefill and base gas are included in “Property and equipment” on our Consolidated Balance Sheets.

Investment in Unconsolidated Affiliate

We own an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), which we purchased for a $2.5 million cash payment in 2016. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We account for this investment under the cost method of accounting. During 2017, we reviewed our investment in VestaCare and determined that the current projected operating results did not support the carrying value of the investment. As a result, during 2017, we recognized an impairment charge of $2.5 million to write-off our investment in VestaCare. At December 31, 2020, we continue to own an approximate 15 percent equity interest in VestaCare.

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

Revenue Recognition

ASC 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

Our revenues are primarily generated from the marketing, transportation, storage and terminalling of crude oil and other related products and the tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. To identify the performance obligations, we considered all of the products or services promised in the contracts with customers, whether explicitly stated or implied based on customary business practices. Revenue is recognized when, or as, each performance obligation is satisfied under terms of the contract. Payment is typically due in full within 30 days of the invoice date.

The following information describes the nature of our significant revenue streams by segment and type:

Crude oil marketing segment. Crude oil marketing activities generate revenues from the sale and delivery of crude oil purchased either directly from producers or on the open market. Most of our crude oil purchase and sale contracts qualify and are designated as non-trading activities, and we consider these contracts as normal purchases and sales activity. For normal purchases and sales, our customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer, generally upon delivery of the product to the customer. Revenue is recognized based on the transaction price and the quantity delivered.

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

Transportation segment. Transportation activities generate revenue from the truck transportation of liquid chemicals, pressurized gases, asphalt or dry bulk from point A to point B for customers. Each sales order is associated with our master transportation agreements and is considered a distinct performance obligation. The performance obligations associated with this segment are satisfied over time as the goods and services are delivered.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pipeline and storage segment. Pipeline and storage activities generate revenue by transporting crude oil on our pipeline and providing storage and terminalling services for our customers. Our operations generally consist of fee-based activities associated with the transportation of crude oil and providing storage and terminalling services for crude oil. Revenues from pipeline tariffs and fees are associated with the transportation of crude oil at a published tariff. We primarily recognize pipeline tariff and fee revenues over time as services are rendered, based on the volumes transported. As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We recognize the allowance volumes collected as part of the transaction price and record this non-cash consideration at fair value, measured as of the contract inception date.

Storage fees are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized as our performance obligation is to make available storage capacity for a period of time. Terminalling fees are recognized as the crude oil enters or exits the terminal and is received from or delivered to the connecting carrier or third-party terminal, as applicable.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Currently, we do not record any contract assets in our financial statements due to the timing of revenue recognized and when our customers are billed. Our crude oil marketing customers are generally billed monthly based on contractually agreed upon terms. However, we sometimes receive advances or deposits from customers before revenue is recognized, resulting in contract liabilities. These contract assets and liabilities, if any, are reported on our consolidated balance sheets at the end of each reporting period.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Pipeline and storage (1)	Total

Year Ended December 31, 2020
Revenues from contracts with customers	$915,438	$71,724	$272	$987,434
Other (2)	34,988	—	—	34,988
Total revenues	$950,426	$71,724	$272	$1,022,422

Timing of revenue recognition:
Goods transferred at a point in time	$915,438	$—	$—	$915,438
Services transferred over time	—	71,724	272	71,996
Total revenues from contracts with customers	$915,438	$71,724	$272	$987,434

Year Ended December 31, 2019
Revenues from contracts with customers	$1,555,393	$63,191	$—	$1,618,584
Other (2)	192,663	—	—	192,663
Total revenues	$1,748,056	$63,191	$—	$1,811,247

Timing of revenue recognition:
Goods transferred at a point in time	$1,555,393	$—	$—	$1,555,393
Services transferred over time	—	63,191	—	63,191
Total revenues from contracts with customers	$1,555,393	$63,191	$—	$1,618,584

Year Ended December 31, 2018
Revenues from contracts with customers	$1,580,997	$55,776	$—	$1,636,773
Other (2)	113,440	—	—	113,440
Total revenues	$1,694,437	$55,776	$—	$1,750,213

Timing of revenue recognition:
Goods transferred at a point in time	$1,580,997	$—	$—	$1,580,997
Services transferred over time	—	55,776	—	55,776
Total revenues from contracts with customers	$1,580,997	$55,776	$—	$1,636,773
_______________
(1)On October 22, 2020, we acquired a crude oil pipeline and related terminal facility assets, resulting in a new operating segment. See Note 6 and Note 9 for further information.
(2)Other crude oil marketing revenues are recognized under ASC 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Revenue gross-up	$419,127	$859,091	$448,846

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	December 31,
	2020	2019

Insurance premiums	$690	$473
Vendor prepayment	1,085	—
Rents, licenses and other	1,189	1,086
Total	$2,964	$1,559

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	December 31,
	in Years	2020	2019

Tractors and trailers	5 – 6	$101,813	$110,153
Field equipment	2 – 5	22,139	21,780
Finance lease ROU assets (1)	3 – 6	20,266	8,854
Pipeline and related facilities	20 – 25	21,265	—
Linefill and base gas (2)	N/A	3,333	—
Buildings	5 – 39	14,977	16,055
Office equipment	2 – 5	1,893	1,951
Land	N/A	1,790	1,790
Construction in progress	N/A	1,626	3,661
Total property and equipment, at cost		189,102	164,244
Less accumulated depreciation and amortization		(94,968)	(95,198)
Property and equipment, net		$94,134	$69,046
______________
(1)Our finance lease right-of-use (“ROU”) assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 16 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $5.0 million and $2.5 million as of December 31, 2020 and 2019, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline (Note 6) and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization, excluding amounts
under finance leases	$16,026	$14,833	$10,112
Amortization of property and equipment under finance leases	2,547	1,808	542
Total depreciation and amortization	$18,573	$16,641	$10,654

Gains on Sales of Assets

We sold certain used tractors, trailers and other equipment and recorded net pre-tax gains as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Gains on sales of used tractors, trailers and equipment	$1,859	$1,400	$1,240

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

	Year Ended December 31,
	2020	2019	2018

ARO liability at beginning of year	$1,573	$1,525	$1,273
Liabilities incurred	—	17	252
Accretion of discount	49	48	36
Liabilities settled	(38)	(17)	(36)
AROs related to pipeline acquisition (see Note 6)	723	—	—
ARO liability at end of year	$2,307	$1,573	$1,525

Note 6. Acquisitions

Acquisition of Pipeline and Related Terminal Facility Assets

On October 22, 2020, we and our subsidiary, GulfMark Terminals, LLC (“GMT”) entered into a purchase and sale agreement with EnLink Midstream Operating, L.P. for the purchase of the outstanding equity interests of Victoria Express Pipeline, LLC (“VEX”) and certain related pipeline terminal facility assets for $20.0 million, plus a cash payment for working capital items. Of the purchase price, $10.0 million was paid at closing, with the remainder to be paid in four quarterly installments of $2.5 million, plus interest at a rate of 4.0 percent per annum, beginning in March 2021. The equity interests in GMT, VEX and the other acquired assets were pledged to secure the payment of the installment portions of the purchase price as part of the agreement.

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

The VEX Pipeline System and related terminal assets have been included in our new pipeline and storage segment. We expect that this acquisition will further strengthen our ability to provide excellent service to the producers in the Gulf Coast region, as well as more effectively service our end-user markets along the Gulf Coast. In addition, the VEX Pipeline System complements our existing storage terminal and dock at the Port of Victoria, where we now control approximately 450,000 barrels of storage with three docks after giving effect to the acquisition.

In addition to the purchase price of $20.0 million and a cash payment of $0.5 million for working capital items, we also incurred approximately $0.6 million of acquisition costs in connection with this acquisition, which has been included in the allocation of the total purchase price of $21.0 million to the assets acquired.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets and liabilities acquired at the acquisition date (in thousands):

Accounts receivable and other current assets	$80
Linefill and base gas	1,013
Property and equipment — Pipeline and related terminal facilities	20,542
Accounts payable and other accrued liabilities	(598)
Total purchase price	$21,037

The estimated fair value of the acquired property and equipment was determined using the cost approach, specifically determining the replacement cost value of each type of asset.

In connection with the acquisition, we recorded an asset retirement obligation of approximately $0.7 million related to legal and regulatory requirements to perform specified retirement activities, including purging and sealing the pipeline if it is abandoned.

CTL

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

The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired at the acquisition date (in thousands):

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

The discounted cash flow analysis used to estimate the fair value of the CTL customer relationships relied on Level 3 fair value inputs. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date. With respect to the CTL customer relationships, the Level 3 inputs included the rate of retention of the current customers of CTL as of the valuation date, our transportation segment’s historical customer retention rate and projected future revenues associated with the customers. The CTL customers expected to remain with us after the transaction were included in the valuation of the customer relationships. We are amortizing the customer relationship intangible assets over a period of seven years, using a modified straight-line approach. See Note 8 for further information regarding our intangible assets.

In connection with the acquisition, we entered into a finance lease agreement for an additional 40 trailers with a six year term. See Note 16 for further information regarding finance leases.

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

The discounted cash flow analysis used to estimate the fair value of the EH Transport customer relationships relied on Level 3 fair value inputs. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date. With respect to the EH Transport customer relationships, the Level 3 inputs include the rate of retention of the current customers of EH Transport as of the valuation date, our transportation segment’s historical customer retention rate and projected future revenues associated with the customers. The EH Transport customers expected to remain with us after the transaction were included in the valuation of the customer relationships. We are amortizing the customer relationship intangible assets over a period of seven years, using a modified straight-line approach. See Note 8 for further information regarding our intangible assets.

The purchase and sale agreement included a contingent consideration arrangement that required us to pay the former owner of the assets up to a quarterly maximum amount of $146,875 (undiscounted) plus interest for the first four quarters following the closing date of the acquisition. The amount to be paid was based upon the number of qualified truck drivers that were employed by us at the end of each quarter. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement was between $0 and $587,500. The fair value of the contingent consideration arrangement of $0.4 million was estimated by applying an income valuation approach, which is based on Level 3 inputs, including the number of qualified truck drivers we expect will be employed at each payment date. At December 31, 2020, all amounts outstanding under the contingent consideration arrangement had been paid.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Tractors	$4,799
Trailers	4,901
Field equipment	381
Materials and supplies	191
Total purchase price	$10,272

Note 7. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	December 31,
	2020	2019

Amounts associated with liability insurance program:
Insurance collateral deposits	$714	$1,233
Excess loss fund	617	943
Accumulated interest income	449	609
Other amounts:
State collateral deposits	31	37
Materials and supplies	488	477
Other	84	—
Total	$2,383	$3,299

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Intangible Assets

    The following table summarizes our intangible assets at the dates indicated (in thousands):

	December 31, 2020			December 31, 2019
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Customer relationships:
EH Transport acquisition	$1,703	$(500)	$1,203	$1,808	$(211)	$1,597
CTL acquisition	3,173	(270)	2,903	—	—	—
Intangible assets, net	$4,876	$(770)	$4,106	$1,808	$(211)	$1,597

We are amortizing the customer relationship intangible assets over a period of seven years, using a modified straight-line approach. During the years ended December 31, 2020 and 2019, we recorded $0.6 million and $0.2 million, respectively, of amortization expense related to these intangible assets. The following table presents our forecast of amortization expense associated with these intangible assets for the years indicated (in thousands):

	2021	2022	2023	2024	2025

EH Transport acquisition	$274	$254	$235	$218	$202
CTL acquisition	524	492	460	428	413
Total	$798	$746	$695	$646	$615

Note 9. Segment Reporting

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) beginning in the fourth quarter of 2020, pipeline transportation, terminalling and storage of crude oil, which includes the pipeline and related terminal facility assets we acquired in October 2020 (see Note 6 for further information regarding our acquisition). Our business segments are generally organized and managed according to the types of services rendered. See Note 3 for a summary of the types of products and services from which each segment derives its revenues.

Our Chief Operating Decision Maker (“CODM”) (our Chief Executive Officer) evaluates segment performance based on measures including segment operating (losses) earnings and capital spending (property and equipment additions). Segment operating (losses) earnings is calculated as segment revenues less segment operating costs and depreciation and amortization expense.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Pipeline and storage	Other	Total

Year Ended December 31, 2020
Revenues	$950,426	$71,724	$272	$—	$1,022,422
Segment operating (losses) earnings (1)	2,974	1,873	(310)	—	4,537
Depreciation and amortization	7,421	10,963	189	—	18,573
Property and equipment additions (2) (3)	3,130	1,355	—	523	5,008

Year Ended December 31, 2019
Revenues	$1,748,056	$63,191	$—	$—	$1,811,247
Segment operating earnings (1)	16,099	1,899	—	—	17,998
Depreciation and amortization	8,741	7,900	—	—	16,641
Property and equipment additions (2) (3)	7,249	28,472	—	22	35,743

Year Ended December 31, 2018
Revenues	$1,694,437	$55,776	$—	$—	$1,750,213
Segment operating earnings (1)	7,008	3,337	—	—	10,345
Depreciation and amortization	6,384	4,270	—	—	10,654
Property and equipment additions (2) (3)	1,540	10,178	—	13	11,731
_________________
(1)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $15.0 million, inventory liquidation gains of $3.7 million, and inventory valuation losses of $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Our segment property and equipment additions do not include assets acquired under finance leases during the years ended December 31, 2020, 2019 and 2018. See Note 16 for further information.
(3)During the years ended December 31, 2020, 2019 and 2018, we had $0.5 million, $22 thousand and $13 thousand, respectively, of property and equipment additions for leasehold improvements at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Segment operating earnings	$4,537	$17,998	$10,345
General and administrative	(10,284)	(10,198)	(8,937)
Operating earnings	(5,747)	7,800	1,408
Gain on dissolution of investment	—	573	—
Interest income	656	2,766	2,155
Interest expense	(444)	(636)	(109)
(Losses) earnings before income taxes	$(5,535)	$10,503	$3,454

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	December 31,
	2020	2019	2018

Reporting segment:
Marketing	$128,441	$141,402	$119,370
Transportation	72,247	58,483	34,112
Pipeline and storage	24,541	—	—
Cash and other (1)	70,958	130,957	125,388
Total assets	$296,187	$330,842	$278,870
_________________
(1)Other identifiable assets are primarily corporate cash, corporate accounts receivable, properties and operating lease right-of-use assets not identified with any specific segment of our business.

All of our property and equipment is located in the U.S. Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base. Intersegment sales during the year ended December 31, 2020 were insignificant, and there were no intersegment sales during the years ended December 31, 2019 and 2018. Accounting policies for transactions between business segments are consistent with applicable accounting policies as disclosed herein.

Note 10. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services. In addition, we lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA Industries, Inc., which is an affiliated entity.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Affiliate billings to us	$18	$83	$75
Billings to affiliates	5	5	6
Rentals paid to affiliate	644	487	487

Note 11. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	December 31,
	2020	2019

Accrued purchase price for VEX acquisition (see Note 6)	$10,000	$—
Accrual for payroll, benefits and bonuses	6,575	2,301
Other	5,768	5,001
Total	$22,343	$7,302

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Derivative Instruments and Fair Value Measurements

Derivative Instruments

At December 31, 2020, we had in place six commodity purchase and sale contracts, of which three had a fair value associated with them as the contractual prices of crude oil were outside the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately 192 barrels per day of crude oil during January 2021 through December 2021.
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
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying consolidated balance sheets were as follows at the dates indicated (in thousands):

Balance Sheet Location and Amount
	Current	Other	Current	Other
December 31, 2020	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$61	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	52	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$61	$—	$52	$—

December 31, 2019
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$—	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At December 31, 2020 and 2019, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Forward month commodity contracts (derivatives) reflected in the accompanying consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (Losses)
	Year Ended December 31,
	2020	2019	2018

Revenues – marketing	$9	$(24)	$2

Fair Value Measurements

The following table reflects, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

December 31, 2020
Derivatives:
Current assets	$—	$61	$—	$—	$61
Current liabilities	—	(52)	—	—	(52)
Net value	$—	$9	$—	$—	$9

December 31, 2019
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	—
Net value	$—	$—	$—	$—	$—

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At December 31, 2020 and 2019, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Income Taxes

The components of our income tax (provision) benefit were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$13,246	$164	$388
State	(327)	(375)	39
Total current	12,919	(211)	427
Deferred:
Federal	(6,631)	(2,063)	(752)
State	242	(22)	(184)
Total deferred	(6,389)	(2,085)	(936)
Total (provision for) benefit from income taxes	$6,530	$(2,296)	$(509)

A reconciliation of the (provision for) benefit from income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Pre-tax net book income (loss)	$(5,535)	$10,503	$3,454

Statutory federal income tax (provision) benefit	$1,162	$(2,206)	$(725)
State income tax (provision) benefit	(16)	(397)	(145)
2018/2019 carryback	2,664	—	—
2020 carryback	2,642	—	—
Reverse valuation allowance	—	—	98
Return to provision adjustments	13	285	388
Other	65	22	(125)
Total (provision for) benefit from income taxes	$6,530	$(2,296)	$(509)
Effective income tax rate (1)	118%	22%	15%
_______________
(1)Excluding the adjustment related to the carryback of the 2018, 2019 and 2020 losses, the effective income tax rate for 2020 is 22 percent.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in these items. The components of the federal deferred tax asset (liability) were as follows at the dates indicated (in thousands):

	December 31,
	2020	2019

Long-term deferred tax asset (liability):
Prepaid and other insurance	$(861)	$248
Property	(12,807)	(9,953)
Investment in unconsolidated affiliate	525	525
Valuation allowance related to investment in unconsolidated affiliate	(525)	(525)
Net operating loss	536	3,567
Other	423	(184)
Net long-term deferred tax liability	(12,709)	(6,322)
Net deferred tax liability	$(12,709)	$(6,322)

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

The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2013
Texas	2016
Louisiana	2017
Michigan	2016

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Stock-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. We began awarding stock-based compensation to eligible employees and directors in June 2018. After giving effect to awards granted and forfeitures made under the 2018 LTIP, and the achievement of performance factors through December 31, 2020, a total of 88,374 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Compensation expense	$643	$478	$255

If dividends are paid with respect to our common shares during the vesting period, an equivalent amount will accrue and be held by us without interest until the restricted stock unit awards and performance share unit awards vest, at which time the amount will be paid to the recipient. If the award is forfeited prior to vesting, the accrued dividends will also be forfeited. At December 31, 2020 and 2019, we had $50,800 and $23,600, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2018	—	$—
Granted (2)	13,733	$43.00
Vested	—	$—
Forfeited	—	$—
Restricted stock unit awards at December 31, 2018	13,733	$43.00
Granted (3)	14,376	$34.00
Vested	(7,188)	$41.90
Forfeited	(2,139)	$38.42
Restricted stock unit awards at December 31, 2019	18,782	$37.05
Granted (4)	20,346	$24.85
Vested	(9,578)	$36.36
Forfeited	(2,060)	$30.07
Restricted stock unit awards at December 31, 2020	27,490	$28.64
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
(4)The aggregate grant date fair value of restricted stock unit awards issued during 2020 was $0.5 million based on grant date market prices of our common shares ranging from $24.77 to $26.23 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.3 million at December 31, 2020. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2018	—	$—
Granted (2)	7,932	$43.00
Performance factor decrease (3)	(3,966)	$43.00
Vested	—	$—
Forfeited	—	$—
Performance share unit awards at December 31, 2018	3,966	$43.00
Granted (4)	8,094	$34.00
Performance factor decrease (3)	(7,312)	$34.23
Vested	(416)	$43.00
Forfeited	(1,545)	$37.37
Performance share unit awards at December 31, 2019	2,787	$43.00
Granted (5)	10,781	$24.92
Performance factor increase (3)	3,981	$24.92
Vested	(713)	$28.55
Forfeited	(595)	$30.22
Performance share unit awards at December 31, 2020	16,241	$27.67
____________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2018 was $0.2 million based on a grant date market price of our common shares of $43.00 per share and assuming a performance factor of 100 percent.
(3)The performance factor for awards granted in 2018 was lowered to 47.5 percent based on a comparison of actual results for 2018 to performance goals. The performance factor for awards granted in 2019 was lowered to 0 percent based upon a comparison of actual results for 2019 to performance goals. The performance factor for awards granted in 2020 was increased to 138.5 percent based upon a comparison of actual results for 2020 to performance goals.
(4)The aggregate grant date fair value of performance share unit awards issued during 2019 was $0.3 million based on a grant date market price of our common shares of $34.00 per share and assuming a performance factor of 100 percent.
(5)The aggregate grant date fair value of performance share unit awards issued during 2020 was $0.2 million based on grant date market prices of our common shares ranging from $24.77 to $26.23 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.3 million at December 31, 2020. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.1 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Cash paid for interest	$444	$636	$109
Cash paid for federal and state income taxes	418	234	787
Cash refund for NOL carryback under CARES Act	2,703	—	—

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(1,237)	(448)	1685
Property and equipment acquired under finance leases	11,412	4,148	2,898
Issuance of common shares in asset acquisition (see Note 6)	—	392	—
Receivable for sale of property and equipment	—	952	—

See Note 16 for information related to non-cash transactions related to the adoption of the new lease accounting standard.

Note 16. Leases

Adoption of ASC 842

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Codification 842, Leases (“ASC 842”), which requires lessees to recognize a ROU asset and a corresponding lease liability for leases with terms longer than twelve months. We adopted the new standard effective January 1, 2019, using a modified retrospective transition method and applied certain optional transitional practical expedients.

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

We are a lessee in noncancellable (i) operating leases for office space, equipment and lease and terminal access contracts for tank storage and dock access for our crude oil marketing business, and (ii) finance leases for tractors, trailers, a tank storage and throughput arrangement in our crude oil marketing business and office equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Our lease agreements have remaining lease terms ranging from one year to approximately eight years. Four of our finance lease agreements for tractors and trailers contain residual value guarantee provisions, which would become due at the expiration of the finance lease if the fair value of the lease vehicles is less than the guaranteed residual value. At December 31, 2020, we have recorded a liability of $1.8 million for the estimated end of term loss related to these residual value guarantees as we expect that we will pay the full amount of the guarantees at the end of the leases.

Our lease agreements do not contain any leases with variable lease payments (i.e., payments that depend on a percentage of sales of a lessee or payments that increase based upon an index such as CPI), residual value guarantees probable of being paid other than those noted above or material restrictive covenants. Lease agreements with lease and non-lease components are generally accounted for separately when practical. For leases where the lease and non-lease component are comingled and the non-lease component is determined to be insignificant when compared to the lease component, the lease and the non-lease components are treated as a single lease component for all asset classes.

Some leases include one or more options to renew, with renewal terms that can extend the lease term for generally one year with exercise of lease renewal options being at our sole discretion as lessee.

The following table provides the components of lease expense the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Finance lease cost:
Amortization of ROU assets	$2,547	$1,807
Interest on lease liabilities	300	295
Operating lease cost	2,718	2,933
Short-term lease cost	11,020	9,627
Total lease expense	$16,585	$14,662

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,717	$2,934
Operating cash flows from finance leases	291	295
Financing cash flows from finance leases	2,336	1,697

ROU assets obtained in exchange for new lease liabilities:
Finance leases (2)	11,412	4,148
Operating leases	819	12,006
______________
(1)Amounts are included in Other operating activities on the consolidated cash flow statements.
(2)2020 amount consists of a finance lease agreements for 58 tractors with five year terms, 40 trailers with a six year term that we entered into in connection with the CTL acquisition (see Note 6 for further information) and other office equipment.

The following table provides the lease terms and discount rates for the periods indicated:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (years):
Finance leases	4.16	3.03
Operating leases	4.57	4.78

Weighted-average discount rate:
Finance leases	3.0%	4.9%
Operating leases	4.3%	5.0%

The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	December 31,
	2020	2019
Assets
Finance lease ROU assets (1)	$15,251	$6,384
Operating lease ROU assets	8,051	9,576

Liabilities
Current
Finance lease liabilities	4,112	2,167
Operating lease liabilities	2,050	2,252
Noncurrent
Finance lease liabilities	11,507	4,376
Operating lease liabilities	6,000	7,323
______________
(1)Amounts are included in Property and equipment, net on the consolidated balance sheets.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2020 (in thousands):

	Finance	Operating
	Lease	Lease

2021	$4,496	$2,343
2022	3,562	2,002
2023	2,764	1,821
2024	1,969	1,700
2025	2,992	222
Thereafter	802	675
Total lease payments	16,585	8,763
Less: Interest	(966)	(713)
Present value of lease liabilities	15,619	8,050
Less: Current portion of lease obligation	(4,112)	(2,050)
Total long-term lease obligation	$11,507	$6,000

The following table provides maturities of undiscounted lease liabilities at December 31, 2019 (in thousands):

	Finance	Operating
	Lease	Lease

2020	$2,426	$2,660
2021	2,426	2,256
2022	1,492	1,914
2023	642	1,776
2024	37	1,668
Thereafter	—	443
Total lease payments	7,023	10,717
Less: Interest	(480)	(1,142)
Present value of lease liabilities	6,543	9,575
Less: Current portion of lease obligation	(2,167)	(2,252)
Total long-term lease obligation	$4,376	$7,323

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Commitments and Contingencies

Insurance

We have accrued liabilities for estimated workers’ compensation and other casualty claims incurred based upon claim reserves plus an estimate for loss development and incurred but not reported claims. We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability, with a self-insured retention of $1.0 million. Insurance is purchased over our retention to reduce our exposure to catastrophic events. We also share 20 percent of the risk of loss, capped at $1.0 million for any claims in excess of $5.0 million. Estimates are recorded for potential and incurred outstanding liabilities for workers’ compensation, auto and general liability claims and claims that are incurred but not reported. Estimates are based on adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. We have also engaged a third-party actuary to perform a review of our accrued liability for these claims as well as potential funded losses in our captive insurance company. Insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices and the selection of estimated loss among estimates derived using different methods. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

On October 1, 2020, we elected to utilize a wholly owned insurance captive to insure the self-insured retention for our workers’ compensation, general liability and automobile liability insurance programs. All accrued liabilities associated with periods from October 1, 2017 through current were transferred to the captive.

We maintain excess property and casualty reinsurance programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries pay premiums to both the excess and reinsurance carriers and our captive for the estimated losses based on an external actuarial analysis. These premiums held by our wholly owned captive are currently held in a restricted account, resulting in a transfer of risk from our operating subsidiaries to the captive.

We also maintain a self-insurance program for managing employee medical claims in excess of employee deductibles. As claims are paid, the liability is relieved. We also maintain third party insurance stop-loss coverage for individual medical claims exceeding a certain minimum threshold. In addition, we maintain $1.4 million of umbrella insurance coverage for annual aggregate medical claims exceeding approximately $7.5 million.

Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	December 31,
	2020	2019

Pre-funded premiums for losses incurred but not reported	$55	$168
Accrued automobile and workers’ compensation claims	3,171	2,956
Accrued medical claims	915	1,016

Legal Proceedings

On August 15, 2019, we received a notice from the Internal Revenue Service (the “IRS”) regarding a proposed penalty of approximately $1.2 million for our 2017 tax year information returns. The notice alleged that certain taxpayer identification numbers supplied to the IRS for our returns in 2017 were either missing or incorrect and that certain filings were late. We responded to the IRS on September 25, 2019 disputing the proposed penalty and requested that the amount be waived, abated or a hearing held. On March 11, 2020, we received a response from the IRS indicating that they had reviewed our response and waived the full penalty. As such, this matter will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Guarantees

We issue parent guarantees of commitments associated with the activities of our subsidiary companies. The guarantees generally result from subsidiary commodity purchase obligations, subsidiary operating lease commitments and subsidiary banking transactions. The nature of these arrangements is to guarantee the performance of the subsidiary in meeting their respective underlying obligations. We would only be called upon to perform under the guarantee in the event of a payment default by the applicable subsidiary company. In satisfying these obligations, we would first look to the assets of the defaulting subsidiary company.

At December 31, 2020, parental guaranteed obligations were approximately $24.1 million. Currently, neither we nor any of our subsidiaries has any other types of guarantees outstanding that require liability recognition, except for the residual value guarantees for certain of our finance leases (see Note 16 for further discussion).

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

Individual customer sales			Individual customer receivables in excess
in excess of 10% of revenues			of 10% of total receivables
Year Ended December 31,			December 31,
2020	2019	2018	2020	2019	2018

24.0%	37.3%	27.3%	11.3%	16.6%	18.4%
10.8%	11.4%	14.1%	10.9%	12.6%	11.9%
			10.7%
			10.4%

Note 19. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2020
Revenues	$353,477	$152,286	$266,904	$249,755
Operating (losses) earnings (1)	(19,940)	2,935	6,056	5,202
Net (losses) earnings	(11,427)	3,503	3,073	5,846

Earnings (losses) per share: (2)
Basic net (losses) earnings per share	$(2.70)	$0.83	$0.72	$1.38
Diluted net (losses) earnings per share	$(2.69)	$0.82	$0.72	$1.37

Year Ended December 31, 2019
Revenues	$445,168	$484,433	$450,307	$431,339
Operating earnings (losses)	5,253	(643)	303	2,887
Net earnings	4,908	6	640	2,653

Earnings per share:
Basic net earnings per share	$1.16	$—	$0.15	$0.63
Diluted net earnings per share	$1.16	$—	$0.15	$0.63
____________________
(1)The first quarter of 2020 includes inventory valuation losses of approximately $24.2 million in our crude oil marketing segment.
(2)The sum of our quarterly earnings (losses) per share amounts may not equal our full year amounts due to slight rounding differences.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2020

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP has issued its attestation report regarding our internal control over financial reporting. That report is included within this Item 9A (See “Report of Independent Registered Public Accounting Firm”).

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on March 5, 2021.

/s/ Kevin J. Roycraft	/s/ Tracy E. Ohmart
Kevin J. Roycraft	Tracy E. Ohmart
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Adams Resources & Energy, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2020. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 5, 2021

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement in connection with our 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, under the headings “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by this item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, under the headings “Executive Compensation” and “2020 Director Compensation” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, under the headings “Transactions with Related Parties” and “Director Independence” and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by this item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, under the heading “Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)    The following documents are filed as a part of this annual report:

(1) Financial Statements: See “Index to Consolidated Financial Statements” beginning on page 42 of this annual report for the financial statements included herein.

(2) Financial Statement Schedules: The separate filing of financial statement schedules has been omitted because such schedules are either not applicable or the information called for therein appears in the footnotes of our Consolidated Financial Statements.

(3) Exhibits:

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 2012).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K for the year ended December 31, 2019).
4.2	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K for the year ended December 31, 2019).
10.1+	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2015).
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

10.7+
Form of Employee Performance Share Form of Employee Performance Share Unit Award Agreement for 2019 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2019).

10.8+
Form of Employee Performance Share Unit Award Agreement for 2020 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2020).

10.9
Purchase and Sale Agreement by and between ARB Oklahoma Holdings, LLC as Seller and GulfMark Energy, Inc. as Buyer, dated as of August 15, 2018 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018).

10.10
Asset Purchase Agreement dated as of May 18, 2020 by and among Adams Resources & Energy, Inc. and Service Transport Company, as Buyer, and Comcar Industries, Inc., CTL Transportation, LLC and their Subsidiaries and Affiliates Signatory Hereto, as Sellers (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2020).

10.11*
Purchase and Sale Agreement by and among EnLink Midstream Operating, LP, GulfMark Energy, Inc., GulfMark Terminals, LLC, and for the limited purposes set forth therein, EnLink Midstream Partners, LP, dated as of October 22, 2020.

10.12
At Market Issuance Sales Agreement, dated December 23, 2020, by and between Adams Resources & Energy, Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 of Form S-3 filed on December 23, 2020).

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

Item 16.     Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2021.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 5, 2021.

Signature	Title

/s/ Townes G. Pressler	Director and Chairman of the Board
Townes G. Pressler

/s/ Murray E. Brasseux	Director
Murray E. Brasseux

/s/ Dennis E. Dominic	Director
Dennis E. Dominic

/s/ Michelle A. Earley	Director
Michelle A. Earley

/s/ Richard C. Jenner	Director
Richard C. Jenner

/s/ John O. Niemann Jr.	Director
John O. Niemann Jr.

/s/ W.R. Scofield	Director
W.R. Scofield