Form 10-Q
period 2021-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2021-05-06
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

A total of 4,251,015 shares of Common Stock were outstanding at May 1, 2021.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$58,985	$39,293
Restricted cash	12,377	12,772
Accounts receivable, net of allowance for doubtful
accounts of $113 and $114, respectively	111,068	99,799
Accounts receivable – related party	13	—
Inventory	29,223	19,336
Derivative assets	576	61
Income tax receivable	11,638	13,288
Prepayments and other current assets	3,621	2,964
Total current assets	227,501	187,513
Property and equipment, net	90,643	94,134
Operating lease right-of-use assets, net	7,774	8,051
Intangible assets, net	3,902	4,106
Other assets	2,482	2,383
Total assets	$332,302	$296,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,155	$85,991
Derivative liabilities	546	52
Current portion of finance lease obligations	4,494	4,112
Current portion of operating lease liabilities	2,172	2,050
Other current liabilities	19,888	22,343
Total current liabilities	149,255	114,548
Other long-term liabilities:
Asset retirement obligations	2,325	2,308
Finance lease obligations	12,202	11,507
Operating lease liabilities	5,603	6,000
Deferred taxes and other liabilities	11,900	12,732
Total liabilities	181,285	147,095

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,251,015 and 4,243,716 shares outstanding, respectively	423	423
Contributed capital	13,494	13,340
Retained earnings	137,100	135,329
Total shareholders’ equity	151,017	149,092
Total liabilities and shareholders’ equity	$332,302	$296,187

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Marketing	$304,023	$337,221
Transportation	21,235	16,256
Pipeline and storage	233	—
Total revenues	325,491	353,477

Costs and expenses:
Marketing	295,207	352,865
Transportation	17,460	13,185
Pipeline and storage	544	—
General and administrative	3,376	2,894
Depreciation and amortization	5,053	4,473
Total costs and expenses	321,640	373,417

Operating earnings (losses)	3,851	(19,940)

Other income (expense):
Interest and other income	134	365
Interest expense	(220)	(150)
Total other (expense) income, net	(86)	215

Earnings (Losses) before income taxes	3,765	(19,725)
Income tax (provision) benefit	(957)	8,298

Net earnings (losses)	$2,808	$(11,427)

Earnings (Losses) per share:
Basic net earnings (losses) per common share	$0.66	$(2.70)
Diluted net earnings (losses) per common share	$0.66	$(2.69)

Dividends per common share	$0.24	$0.24

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net earnings (losses)	$2,808	$(11,427)
Adjustments to reconcile net earnings (losses) to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,053	4,473
Gains on sales of property	(83)	(140)
Provision for doubtful accounts	(1)	(24)
Stock-based compensation expense	185	134
Deferred income taxes	(829)	(2,689)
Net change in fair value contracts	(21)	(19)
Changes in assets and liabilities:
Accounts receivable	(11,268)	41,617
Accounts receivable/payable, affiliates	(13)	1
Inventories	(9,887)	16,386
Income tax receivable	1,650	(5,530)
Prepayments and other current assets	(657)	253
Accounts payable	36,127	(68,384)
Accrued liabilities	51	1,506
Other	(114)	(3)
Net cash provided by (used in) operating activities	23,001	(23,846)

Investing activities:
Property and equipment additions	(170)	(2,212)
Proceeds from property sales	1,005	502
Insurance and state collateral (deposits) refunds	—	1,128
Net cash provided by (used in) investing activities	835	(582)

Financing activities:
Principal repayments of finance lease obligations	(1,014)	(532)
Payment for financed portion of VEX acquisition	(2,500)	—
Payment of contingent consideration liability	—	(54)
Dividends paid on common stock	(1,025)	(1,016)
Net cash used in financing activities	(4,539)	(1,602)

Increase (Decrease) in cash and cash equivalents, including restricted cash	19,297	(26,030)
Cash and cash equivalents, including restricted cash, at beginning of period	52,065	122,255
Cash and cash equivalents, including restricted cash, at end of period	$71,362	$96,225

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2021	$423	$13,340	$135,329	$149,092
Net earnings	—	—	2,808	2,808
Stock-based compensation expense	—	185	—	185
Cancellation of shares withheld to
cover taxes upon vesting	—	(31)	—	(31)
Dividends declared:
Common stock, $0.24/share	—	—	(1,019)	(1,019)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, March 31, 2021	$423	$13,494	$137,100	$151,017

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2020	$423	$12,778	$138,440	$151,641
Net losses	—	—	(11,427)	(11,427)
Stock-based compensation expense	—	134	—	134
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(6)	(6)
Balance, March 31, 2020	$423	$12,912	$125,991	$139,326

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

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) pipeline transportation, terminalling and storage of crude oil. See Note 7 for further information regarding our business segments.

Basis of Presentation

Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full year of 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC on March 5, 2021. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

At March 31, 2021 and December 31, 2020, $5.1 million and $5.1 million, respectively, of the restricted cash balance represented amounts held in a segregated bank account by Wells Fargo as collateral for outstanding letters of credit. At March 31, 2021 and December 31, 2020, $1.5 million and $1.5 million, respectively, of the restricted cash balance related to the initial capitalization of our captive insurance company formed in late 2020 and $5.7 million and $6.1 million, respectively, represented the amount paid to our captive insurance company for insurance premiums.

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$58,985	$39,293
Restricted cash	12,377	12,772
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$71,362	$52,065

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2021	4,243,716
Vesting of restricted stock unit awards	8,544
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(1,245)
Balance, March 31, 2021	4,251,015

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings (losses) per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Earnings (losses) per share — numerator:
Net earnings (losses)	$2,808	$(11,427)

Denominator:
Basic weighted average number of shares outstanding	4,246	4,236

Basic earnings (losses) per share	$0.66	$(2.70)

Diluted earnings (losses) per share:
Diluted weighted average number of shares outstanding:
Common shares	4,246	4,236
Restricted stock unit awards	18	12
Performance share unit awards (1)	7	2
Total diluted shares	4,271	4,250

Diluted earnings (losses) per share	$0.66	$(2.69)
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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We have income tax receivables at March 31, 2021 of approximately $3.7 million for the benefit of carrying back the NOL for the fiscal year 2019 to 2014 and approximately $6.8 million for the benefit of carrying back the NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. During the three months ended March 31, 2020, we recorded a charge of $24.2 million related to the write-down of our crude oil inventory in our crude oil marketing segment due to declines in prices.

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

Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Pipeline and storage	Total

Three Months Ended March 31, 2021
Revenues from contracts with customers	$297,475	$21,235	$233	$318,943
Other (1)	6,548	—	—	6,548
Total revenues	$304,023	$21,235	$233	$325,491

Timing of revenue recognition:
Goods transferred at a point in time	$297,475	$—	$—	$297,475
Services transferred over time	—	21,235	233	21,468
Total revenues from contracts with customers	$297,475	$21,235	$233	$318,943

Three Months Ended March 31, 2020
Revenues from contracts with customers	$319,717	$16,256	$—	$335,973
Other (1)	17,504	—	—	17,504
Total revenues	$337,221	$16,256	$—	$353,477

Timing of revenue recognition:
Goods transferred at a point in time	$319,717	$—	$—	$319,717
Services transferred over time	—	16,256	—	16,256
Total revenues from contracts with customers	$319,717	$16,256	$—	$335,973
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Revenue gross-up	$134,866	$157,439

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020

Insurance premiums	$793	$690
Vendor prepayment	1,690	1,085
Rents, licenses and other	1,138	1,189
Total prepayments and other current assets	$3,621	$2,964

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2021	2020

Tractors and trailers	5 – 6	$101,535	$101,813
Field equipment	2 – 5	22,318	22,139
Finance lease ROU assets (1)	3 – 6	22,357	20,266
Pipeline and related facilities	20 – 25	21,275	21,265
Linefill and base gas (2)	N/A	3,333	3,333
Buildings	5 – 39	14,977	14,977
Office equipment	2 – 5	1,905	1,893
Land	N/A	1,790	1,790
Construction in progress	N/A	716	1,626
Total		190,206	189,102
Less accumulated depreciation and amortization		(99,563)	(94,968)
Property and equipment, net		$90,643	$94,134
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 13 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $6.2 million and $5.0 million at March 31, 2021 and December 31, 2020, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Depreciation and amortization, excluding amounts under finance leases	$3,913	$3,920
Amortization of property and equipment under finance leases	1,140	553
Total depreciation and amortization	$5,053	$4,473

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020

Amounts associated with liability insurance program:
Insurance collateral deposits	$714	$714
Excess loss fund	617	617
Accumulated interest income	459	449
Other amounts:
State collateral deposits	42	31
Materials and supplies	460	488
Other	190	84
Total other assets	$2,482	$2,383

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Segment Reporting

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) pipeline transportation, terminalling and storage of crude oil.

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Marketing	Transportation	Pipeline and storage	Other	Total

Three Months Ended March 31, 2021
Segment revenues (1)	$304,023	$21,268	$419	$—	$325,710
Less: Intersegment revenues (1)	—	(33)	(186)	—	(219)
Revenues	$304,023	$21,235	$233	$—	$325,491

Segment operating earnings (losses) (2)	7,018	774	(565)	—	7,227
Depreciation and amortization	1,798	3,001	254	—	5,053
Property and equipment additions (3)(4)(5)	210	(58)	10	8	170

Three Months Ended March 31, 2020
Segment revenues	$337,221	$16,256	$—	$—	$353,477
Less: Intersegment revenues	—	—	—	—	—
Revenues	$337,221	$16,256	$—	$—	$353,477

Segment operating earnings (losses) (2)	(17,651)	605	—	—	(17,046)
Depreciation and amortization	2,007	2,466	—	—	4,473
Property and equipment additions (3) (4)	2,032	41	—	139	2,212
_______________
(1)Segment revenues include intersegment amounts that are eliminated in operating costs and expenses in our unaudited condensed consolidated statements of operations. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed.
(2)Our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $6.9 million and inventory valuation losses of $24.2 million for the three months ended March 31, 2021 and 2020, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the three months ended March 31, 2021. See Note 13 for further information.
(4)During the three months ended March 31, 2021 and 2020, we had $8.0 thousand and $0.1 million, respectively, of property and equipment additions for computer equipment and leasehold improvements at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.
(5)During the three months ended March 31, 2021, we received a refund of approximately $0.3 million for amounts previously spent in our transportation segment, which has been reflected as a reduction in property and equipment additions.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings (losses) reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Segment operating earnings (losses)	$7,227	$(17,046)
General and administrative	(3,376)	(2,894)
Operating earnings (losses)	3,851	(19,940)
Interest and other income	134	365
Interest expense	(220)	(150)
Earnings (losses) before income taxes	$3,765	$(19,725)

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020

Reporting segment:
Marketing	$153,723	$128,441
Transportation	65,572	72,247
Pipeline and storage	24,290	24,541
Cash and other (1)	88,717	70,958
Total assets	$332,302	$296,187
_______________
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

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Affiliate billings to us	$12	$17
Billings to affiliates	1	1
Rentals paid to affiliate	174	122

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020

Accrued purchase price for VEX acquisition	$7,500	$10,000
Accrual for payroll, benefits and bonuses	5,865	6,575
Accrued automobile and workers’ compensation claims	3,913	3,171
Accrued medical claims	1,033	915
Other	1,577	1,682
Total other current liabilities	$19,888	$22,343

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

At March 31, 2021, we had in place seven commodity purchase and sale contracts, of which five had a fair value associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately 740 barrels per day of crude oil during April 2021 through December 2021.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
March 31, 2021
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$576	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	546	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$576	$—	$546	$—

December 31, 2020
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$61	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	52	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$61	$—	$52	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At March 31, 2021 and December 31, 2020, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended
	March 31,
	2021	2020

Revenues – marketing	$20	$19

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
March 31, 2021
Derivatives:
Current assets	$—	$576	$—	$—	$576
Current liabilities	—	(546)	—	—	(546)
Net value	$—	$30	$—	$—	$30

December 31, 2020
Derivatives:
Current assets	$—	$61	$—	$—	$61
Current liabilities	—	(52)	—	—	(52)
Net value	$—	$9	$—	$—	$9

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At March 31, 2021 and December 31, 2020, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted and forfeitures made under the 2018 LTIP, the achievement of performance factors through December 31, 2020, and assuming the potential achievement of the maximum amounts of the performance factors through March 31, 2021, a total of 37,761 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Compensation expense	$185	$134

At March 31, 2021 and December 31, 2020, we had $62,900 and $50,800, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2021	27,490	$28.64
Granted (2)	26,369	$29.70
Vested	(8,544)	$24.83
Forfeited	—	$—
Restricted stock unit awards at March 31, 2021	45,315	$29.97
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2021 was $0.8 million based on a grant date market price of our common shares ranging from $29.70 to $30.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.9 million at March 31, 2021. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.7 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2021	16,241	$27.67
Granted (2)	12,205	$29.70
Vested	—	$—
Forfeited	—	$—
Performance share unit awards at March 31, 2021	28,446	$28.54
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2021 was $0.4 million based on a grant date market price of our common shares of $29.70 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.6 million at March 31, 2021. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.5 years.

Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Cash paid for interest	$220	$150
Cash paid for federal and state income taxes	2	21

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(44)	1,129
Property and equipment acquired under finance leases	2,091	—

See Note 13 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Finance lease cost:
Amortization of ROU assets	$1,140	$553
Interest on lease liabilities	110	74
Operating lease cost	623	679
Short-term lease cost	3,212	2,503
Variable lease cost	1	—
Total lease expense	$5,086	$3,809

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$622	$678
Operating cash flows from finance leases	109	105
Financing cash flows from finance leases	1,014	532

ROU assets obtained in exchange for new lease liabilities:
Finance leases	2,091	—
Operating leases	264	81
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Weighted-average remaining lease term (years):
Finance leases	4.10	2.78
Operating leases	4.32	4.58

Weighted-average discount rate:
Finance leases	2.8%	4.9%
Operating leases	4.2%	5.0%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020
Assets
Finance lease ROU assets (1)	$16,202	$15,251
Operating lease ROU assets	7,774	8,051

Liabilities
Current
Finance lease liabilities	4,494	4,112
Operating lease liabilities	2,172	2,050
Noncurrent
Finance lease liabilities	12,202	11,507
Operating lease liabilities	5,603	6,000
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at March 31, 2021 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2021	$3,657	$1,845
2022	3,942	2,128
2023	3,145	1,839
2024	2,350	1,702
2025	3,773	222
Thereafter	802	674
Total lease payments	17,669	8,410
Less: Interest	(973)	(635)
Present value of lease liabilities	16,696	7,775
Less: Current portion of lease obligation	(4,494)	(2,172)
Total long-term lease obligation	$12,202	$5,603

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2020 (in thousands):

	Finance	Operating
	Lease	Lease

2021	$4,496	$2,343
2022	3,562	2,002
2023	2,764	1,821
2024	1,969	1,700
2025	2,992	222
Thereafter	802	675
Total lease payments	16,585	8,763
Less: Interest	(966)	(713)
Present value of lease liabilities	15,619	8,050
Less: Current portion of lease obligation	(4,112)	(2,050)
Total long-term lease obligation	$11,507	$6,000

Note 14. Commitments and Contingencies

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020

Pre-funded premiums for losses incurred but not reported	$55	$55
Accrued automobile and workers’ compensation claims	3,913	3,171
Accrued medical claims	1,033	915

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

Note 15. Subsequent Event

On May 4, 2021, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow an aggregate of up to $40.0 million under a revolving credit facility (the “Revolving Credit Facility”), which will mature on May 4, 2024, subject to our compliance with certain financial covenants.

For each borrowing under the Revolving Credit Facility, we can elect whether the loans bear interest at (i) the Base Rate plus Applicable Margin; or (ii) the LIBOR Rate plus Applicable Margin. Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate, plus 0.50% and (c) LIBOR for an interest period of three months plus 1.00%. The Applicable Margin to be added to a Base Rate borrowing is 0.75%. The LIBOR Rate is (x) LIBOR (which shall not be less than 1.00%) divided by (y) 1.00 minus the Eurodollar Reserve Percentage. The Applicable Margin to be added to a LIBOR borrowing is 1.75%. A commitment fee of 0.25% per annum will accrue on the daily average unused amount of the commitments under the Revolving Credit Facility.

Under the Credit Agreement, we are required to maintain compliance with certain financial covenants, as described in the Credit Agreement, commencing with the quarter ending June 30, 2021. Our obligations under the Credit Agreement are secured by a pledge of substantially all of our personal property and substantially all of the personal property of certain of our other direct and indirect subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as filed on March 5, 2021 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2020 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

Adams Resources & Energy, Inc., a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with fifteen terminals across the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) pipeline transportation, terminalling and storage of crude oil. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our business segments.

Recent Developments and Outlook

COVID-19 Update

The global COVID-19 outbreak, associated countermeasures implemented by governments around the world, as well as increased business uncertainty, changes in consumer behavior related to the slowdown of the economy and the disruption of historical supply and demand patterns during 2020 resulted in a decline in our crude oil marketing operations and significantly decreased demand for our transportation services through global shutdowns and supply chain and operational disruptions at times during 2020. We took a variety of actions in 2020 to help mitigate the financial impact, including executing temporary cost saving measures and reducing our capital spending. As economic conditions improve, we are beginning to resume normal capital spending activities, but may implement additional cost saving measures in the future, if needed.

Our primary focus continues to be the safety of our employees and operations while providing uninterrupted service to our customers. We will continue to maintain the safety protocols we established, including encouraging our employees to seek vaccination when eligible. We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. While we consider the overall effects of the pandemic to be temporary, if the pandemic and its economic effects continue, it may have a material adverse effect on our results of future operations, financial position and liquidity in 2021.

We plan to continue to operate our remaining business segments with internally generated cash flows during the remainder of 2021, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During the remainder of 2021, we plan to integrate our newly acquired terminals and leverage back haul opportunities with the continued efforts to diversify service offerings, and we plan to grow in new or existing areas with our crude oil marketing segment.

Credit Agreement

On May 4, 2021, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow an aggregate of up to $40.0 million under a revolving credit facility (the “Revolving Credit Facility”), which will mature on May 4, 2024, subject to our compliance with certain financial covenants. See Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change (1)

Revenues	$304,023	$337,221	(10%)
Operating earnings (losses) (2)	7,018	(17,651)	(140%)
Depreciation and amortization	1,798	2,007	(10%)
Driver compensation	4,390	5,293	(17%)
Insurance	1,977	2,474	(20%)
Fuel	1,741	2,034	(14%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings (losses) included inventory liquidation gains of $6.9 million and inventory valuation losses of $24.2 million for the three months ended March 31, 2021 and 2020, respectively.

Volume and price information were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Field level purchase volumes – per day (1)
Crude oil – barrels	82,889	109,253

Average purchase price
Crude oil – per barrel	$54.91	$44.87
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Crude oil marketing revenues decreased by $33.2 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily as a result of lower overall crude oil volumes, which decreased revenues by approximately $101.2 million, partially offset by an increase in the market price of crude oil, which increased revenues by approximately $68.0 million. The average crude oil price received was $44.87 during the three months ended March 31, 2020, which increased to $54.91 during the three months ended March 31, 2021. The 2020 period was impacted by a lower market price of crude oil due to the effects of the COVID-19 outbreak and the delay of OPEC to agree on crude oil production levels, both of which resulted in market disruptions that decreased the demand for and price of crude oil during the three months ended March 31, 2020. The 2021 period was impacted by increased demand for crude oil, but with less supply as production has not yet increased to previous levels, thus increasing the market price of crude oil. Volumes decreased during the 2021 period as compared to the prior year period as a result of increased competition for supply from shippers and marketers to fill obligations to pipelines with the lower crude oil production available.

Our crude oil marketing operating earnings increased by $24.7 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to inventory valuation changes (as shown in the table below) and lower insurance, fuel and driver compensation costs and higher crude oil prices, partially offset by lower crude oil volumes.

Driver compensation decreased by $0.9 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily as a result of a decrease in the number of drivers required for volumes transported in the 2021 period as compared to the 2020 period.

Insurance costs decreased by $0.5 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to a lower driver count and lower miles driven in the 2021 period. Fuel costs decreased by $0.3 million during the three months ended March 31, 2021 as compared to the same period in 2020, consistent with a lower driver count and lower miles driven in the current period.

Depreciation and amortization expense decreased by $0.2 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2020 and 2021.

Field Level Operating Earnings (Non-GAAP Financial Measure). Inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations are two significant factors affecting comparative crude oil marketing segment operating earnings (losses). As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. During periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

Crude oil marketing operating earnings (losses) can be affected by the valuations of our forward month commodity contracts (derivative instruments). These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level). The valuation of derivative instruments at period end requires the recognition of non-cash “mark-to-market” gains and losses.

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings (losses) is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

As reported segment operating earnings (losses) (1)	$7,018	$(17,651)
Add (subtract):
Inventory liquidation gains	(6,943)	—
Inventory valuation losses	—	24,215
Derivative valuation (gains) losses	(20)	(19)
Field level operating earnings (2)	$55	$6,545
_______________
(1)Our crude oil marketing segment’s operating earnings (losses) included inventory liquidation gains of $6.9 million and inventory valuation losses of $24.2 million for the three months ended March 31, 2021 and 2020, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings decreased during the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to lower revenues resulting from lower crude oil volumes, partially offset by lower insurance, fuel and driver compensation costs.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	March 31, 2021		December 31, 2020
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	469,226	$62.20	421,759	$45.83

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2020 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change (1)

Revenues	$21,235	$16,256	31%
Operating earnings	$774	$605	28%
Depreciation and amortization	$3,001	$2,466	22%
Driver commissions	$3,596	$2,607	38%
Insurance	$2,148	$1,524	41%
Fuel	$1,875	$1,281	46%
Maintenance expense	$913	$831	10%
Mileage (000s)	6,932	5,240	32%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Total transportation revenue	$21,235	$16,256
Diesel fuel cost	(1,875)	(1,281)
Revenues, net of fuel cost (1)	$19,360	$14,975
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues increased by $5.0 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Transportation revenues, net of fuel cost, increased by $4.4 million during the three months ended March 31, 2021, as compared to the prior year period. These increases were primarily due to increased revenues resulting from the acquisition of substantially all of the transportation assets of CTL Transportation, LLC, a subsidiary of Comcar Industries, Inc. (the “CTL acquisition”) in June 2020 and increased transportation rates, partially offset by a decrease in business activities of our customers as a result of the continuing effects of the COVID-19 outbreak and the effects of extreme weather conditions in February 2021. On June 26, 2020, we completed the CTL acquisition, which added new customers, new market areas and new product lines to our portfolio. As a result of the CTL acquisition, we added services to new and existing customers in six new market areas, including new terminals in Louisiana, Missouri, Ohio, Georgia and Florida. We also hired approximately 140 additional drivers in connection with this acquisition. We have also been working with our customers to increase our transportation rates, which has resulted in an increase in revenues as compared to the prior year period.

The adverse economic effects of the COVID-19 outbreak, including the continued restrictions in place by governments, changes in consumer behavior related to the slowdown of the economy and the disruption of historical supply and demand patterns, decreased demand for our transportation services during early to mid-2020. However, during the second half of 2020, demand for transportation of chemicals and personal care products, along with automotive plants coming back online and strong home building product lines, resulted in an increase in our transportation operations, which continued into the first quarter of 2021. In February 2021, a severe winter storm and resulting power outages affected Texas, which resulted in a significant decline in transportation services for over a week and a temporary loss of revenues. When production and customer facilities resumed normal operating conditions, demand for truck transportation increased to even higher levels as a result of the disruption of the supply chain normally serviced by rail capacity shifting to truck transportation in an effort to get products to the end users in a more timely manner.

Our transportation operating earnings increased by $0.2 million for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to higher revenues resulting from increased miles traveled primarily as a result of the CTL acquisition, partially offset by higher depreciation and amortization expense related to new assets placed into service and higher insurance, fuel costs, maintenance expense and other operating expenses.

Fuel costs increased by $0.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily as a result of the CTL acquisition, which increased the number of miles traveled during the 2021 period. Insurance costs increased by $0.6 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to the CTL acquisition which resulted in a higher driver count and increased miles driven in the 2021 period. Depreciation and amortization expense increased by $0.5 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily as a result of the CTL asset acquisition in June 2020 and the purchase and lease of new tractors and trailers in 2020.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the period indicated (in thousands):

Three Months
Ended
March 31,
2021

Segment revenues (1)	$419
Less: Intersegment revenues (1)	(186)
Revenues	$233

Operating losses	(565)
Depreciation and amortization	254
Insurance	210
_______________
(1)Segment revenues represent revenues from the crude oil marketing segment, which are eliminated in our unaudited condensed consolidated statements of operations.

We are continuing to focus on opportunities to increase our pipeline and storage capacity utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we are exploring new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

General and Administrative Expense

General and administrative expense increased by $0.5 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to higher salaries and wages, outside service costs, insurance costs and office rental costs.

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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We have income tax receivables at March 31, 2021 of approximately $3.7 million for the benefit of carrying back the NOL for the fiscal year 2019 to 2014 and approximately $6.8 million for the benefit of carrying back the NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

At March 31, 2021 and December 31, 2020, we had no bank debt or other forms of debenture obligations. On May 4, 2021, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow an aggregate of up to $40.0 million under a revolving credit facility (the “Revolving Credit Facility”), which will mature on May 4, 2024, subject to our compliance with certain financial covenants. See Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$58,985	$39,293
Working capital	78,246	72,965

Our cash balance at March 31, 2021 increased by 50 percent from December 31, 2020, as discussed further below. We believe current cash balances, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs. In March 2021, we made a cash payment of $2.5 million, representing the first of four quarterly installments, plus interest of 4.0 percent per annum, of the remaining $10.0 million purchase price for the VEX acquisition. As a result of the continued uncertainty relating to the economic environment resulting from the COVID-19 pandemic, we have also continued to significantly curtail our capital spending.

On December 23, 2020, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”). Pursuant to the ATM Agreement, we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price the shares will be sold at will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. We did not sell any shares of common stock under the ATM Agreement during the first quarter of 2021.

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

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2020 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Cash provided by (used in):
Operating activities	$23,001	$(23,846)
Investing activities	835	(582)
Financing activities	(4,539)	(1,602)

Operating activities. Net cash flows provided by operating activities was $23.0 million for the three months ended March 31, 2021 as compared to net cash flows used in operating activities of $23.8 million for the three months ended March 31, 2020. The increase in net cash flows from operating activities of $46.8 million was primarily due to higher earnings in the current period and changes in our working capital accounts.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020

Early payments received	$20,095	$939
Prepayments to suppliers	7,358	1,085

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2020, we received a small amount of early payments from certain customers in our crude oil marketing operations, while during March 2021, we received an increase in early payments from customers. Our cash balance increased by approximately $19.7 million as of March 31, 2021 relative to the year ended December 31, 2020 primarily as a result of the timing of the receipt of these early payments received during each period resulting from an increase in crude oil marketing activities, partially offset by early payments made to our suppliers.

Investing activities. Net cash flows provided by investing activities was $0.8 million for the three months ended March 31, 2021 as compared to net cash flows used in investing activities of $0.6 million for the three months ended March 31, 2020. This increase in net cash flows from investing activities of $1.4 million was primarily due to a decrease of $2.0 million in capital spending for property and equipment (see following table) and an increase of $0.5 million in cash proceeds from the sales of assets, partially offset by a decrease of $1.1 million in insurance and state collateral refunds.

Capital spending was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Crude oil marketing (1)	$210	$2,032
Transportation (2)	(58)	41
Pipeline and storage	10	—
Other (3)	8	139
Capital spending	$170	$2,212
_______________
(1)2021 amount primarily relates to the purchase of other field equipment. 2020 amount primarily relates to the purchase of 16 tractors and other field equipment.
(2)During the three months ended March 31, 2021, we received a refund of approximately $0.3 million for amounts previously spent in our transportation segment, which has been reflected as a reduction in property and equipment additions. The remaining 2021 amount relates to the purchase of two trailers and computer software and equipment.
(3)2021 amount relates to the purchase of computer software and equipment, and the 2020 amount relates to leasehold improvements at our corporate headquarters, both of which are not attributed to any of our reporting segments.

Financing activities. Cash used in financing activities for the three months ended March 31, 2021 increased by $2.9 million when compared to the same period in 2020. The increase was primarily due to the payment of the first $2.5 million installment related to the purchase of the VEX pipeline in October 2020, and an increase of $0.5 million in principal repayments made for finance lease obligations. See “Other Items” below for further information regarding our finance leases. During each of the three months ended March 31, 2021 and 2020, we paid a cash dividend of $0.24 per common share, or a total of $1.0 million.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2021 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$17,669	$4,876	$6,486	$5,580	$727
Operating lease obligations (2)	8,410	2,400	3,837	1,553	620
Payments for VEX Pipeline
System acquisition (3)	7,750	7,750	—	—	—
Purchase obligations (4)	15,670	15,670	—	—	—
Total contractual obligations	$49,499	$30,696	$10,323	$7,133	$1,347
_______________
(1)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(2)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3)Amount represents our contractual obligation, including interest, related to the remaining three equal quarterly installments for the remaining purchase price for the acquisition of the VEX Pipeline System in October 2020.
(4)Amount represents commitments to purchase 31 new tractors and 50 new trailers in our transportation business and 51 new tractors in our crude oil marketing business.

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

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2020 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2020 Form 10-K.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2020 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2020 Form 10-K or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
10.1+*	Form of Employee Performance Share Unit Award Agreement for 2021 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	May 6, 2021	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)