Form 10-Q
period 2021-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2021-08-12
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

A total of 4,257,378 shares of Common Stock were outstanding at August 1, 2021.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$88,668	$39,293
Restricted cash	7,033	12,772
Accounts receivable, net of allowance for doubtful
accounts of $112 and $114, respectively	125,910	99,799
Accounts receivable – related party	4	—
Inventory	29,712	19,336
Derivative assets	1,255	61
Income tax receivable	5,846	13,288
Prepayments and other current assets	2,122	2,964
Total current assets	260,550	187,513
Property and equipment, net	90,577	94,134
Operating lease right-of-use assets, net	7,249	8,051
Intangible assets, net	3,700	4,106
Other assets	2,930	2,383
Total assets	$365,006	$296,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,113	$85,991
Derivative liabilities	1,221	52
Current portion of finance lease obligations	4,333	4,112
Current portion of operating lease liabilities	2,184	2,050
Other current liabilities	13,556	22,343
Total current liabilities	172,407	114,548
Other long-term liabilities:
Long-term debt	8,000	—
Asset retirement obligations	2,342	2,308
Finance lease obligations	11,246	11,507
Operating lease liabilities	5,067	6,000
Deferred taxes and other liabilities	11,093	12,732
Total liabilities	210,155	147,095

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,257,378 and 4,243,716 shares outstanding, respectively	424	423
Contributed capital	13,655	13,340
Retained earnings	140,772	135,329
Total shareholders’ equity	154,851	149,092
Total liabilities and shareholders’ equity	$365,006	$296,187

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Marketing	$463,092	$140,141	$767,115	$477,362
Transportation	23,497	12,145	44,732	28,401
Pipeline and storage	155	—	388	—
Total revenues	486,744	152,286	812,235	505,763

Costs and expenses:
Marketing	453,081	131,454	748,288	484,319
Transportation	19,078	10,888	36,538	24,073
Pipeline and storage	488	—	1,032	—
General and administrative	2,961	2,731	6,337	5,625
Depreciation and amortization	4,801	4,278	9,854	8,751
Total costs and expenses	480,409	149,351	802,049	522,768

Operating earnings (losses)	6,335	2,935	10,186	(17,005)

Other income (expense):
Interest and other income	62	144	196	509
Interest expense	(204)	(68)	(424)	(218)
Total other (expense) income, net	(142)	76	(228)	291

Earnings (Losses) before income taxes	6,193	3,011	9,958	(16,714)
Income tax (provision) benefit	(1,484)	492	(2,441)	8,790

Net earnings (losses)	$4,709	$3,503	$7,517	$(7,924)

Earnings (Losses) per share:
Basic net earnings (losses) per common share	$1.11	$0.83	$1.77	$(1.87)
Diluted net earnings (losses) per common share	$1.10	$0.82	$1.76	$(1.87)

Dividends per common share	$0.24	$0.24	$0.48	$0.48

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net earnings (losses)	$7,517	$(7,924)
Adjustments to reconcile net earnings (losses) to net cash
provided by (used in) operating activities:
Depreciation and amortization	9,854	8,751
Gains on sales of property	(265)	(140)
Provision for doubtful accounts	(2)	(24)
Stock-based compensation expense	417	304
Deferred income taxes	(1,636)	(1,534)
Net change in fair value contracts	(25)	(12)
Changes in assets and liabilities:
Accounts receivable	(26,109)	27,103
Accounts receivable/payable, affiliates	(4)	1
Inventories	(10,376)	6,570
Income tax receivable	7,442	(4,733)
Prepayments and other current assets	842	262
Accounts payable	63,831	(63,013)
Accrued liabilities	1,235	3,875
Other	(614)	55
Net cash provided by (used in) operating activities	52,107	(30,459)

Investing activities:
Property and equipment additions	(3,602)	(2,880)
Asset acquisition	—	(9,137)
Proceeds from property sales	1,316	514
Insurance and state collateral (deposits) refunds	—	1,129
Net cash used in investing activities	(2,286)	(10,374)

Financing activities:
Borrowings under Credit Agreement	8,000	—
Principal repayments of finance lease obligations	(2,123)	(1,070)
Payment for financed portion of VEX acquisition	(10,000)	—
Payment of contingent consideration liability	—	(111)
Dividends paid on common stock	(2,062)	(2,044)
Net cash used in financing activities	(6,185)	(3,225)

Increase (Decrease) in cash and cash equivalents, including restricted cash	43,636	(44,058)
Cash and cash equivalents, including restricted cash, at beginning of period	52,065	122,255
Cash and cash equivalents, including restricted cash, at end of period	$95,701	$78,197

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2021	$423	$13,340	$135,329	$149,092
Net earnings	—	—	2,808	2,808
Stock-based compensation expense	—	185	—	185
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(31)	—	(31)
Dividends declared:
Common stock, $0.24/share	—	—	(1,019)	(1,019)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, March 31, 2021	423	13,494	137,100	151,017
Net earnings	—	—	4,709	4,709
Stock-based compensation expense	—	232	—	232
Vesting of restricted awards	1	(1)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(70)	—	(70)
Dividends declared:
Common stock, $0.24/share	—	—	(1,021)	(1,021)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, June 30, 2021	$424	$13,655	$140,772	$154,851

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2020	$423	$12,778	$138,440	$151,641
Net losses	—	—	(11,427)	(11,427)
Stock-based compensation expense	—	134	—	134
Dividends declared:
Common stock, $0.24/share	—	—	(1,016)	(1,016)
Awards under LTIP, $0.24/share	—	—	(6)	(6)
Balance, March 31, 2020	423	12,912	125,991	139,326
Net earnings	—	—	3,503	3,503
Stock-based compensation expense	—	170	—	170
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(81)	—	(81)
Dividends declared:
Common stock, $0.24/share	—	—	(1,018)	(1,018)
Awards under LTIP, $0.24/share	—	—	(10)	(10)
Balance, June 30, 2020	$423	$13,001	$128,466	$141,890

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with eighteen terminals across the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) pipeline transportation, terminalling and storage of crude oil. See Note 7 for further information regarding our business segments.

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results expected for the full year of 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC on March 5, 2021. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020

Cash and cash equivalents	$88,668	$39,293
Restricted cash:
Collateral for outstanding letters of credit (1)	—	5,144
Captive insurance subsidiary (2)	7,033	7,628
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$95,701	$52,065
_____________
(1)Represents amounts held in a segregated bank account by Wells Fargo as collateral for outstanding letters of credit. Effective with our entry into a credit agreement (see Note 10), letters of credit are now secured under the credit agreement.
(2)$1.5 million of the restricted cash balance relates to the initial capitalization of our captive insurance company formed in late 2020, and the remainder represents amounts paid to our captive insurance company for insurance premiums.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2021	4,243,716
Vesting of restricted stock unit awards	8,544
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(1,245)
Balance, March 31, 2021	4,251,015
Vesting of restricted stock unit awards	5,700
Vesting of performance share unit awards	2,461
Shares withheld to cover taxes upon vesting of equity awards	(1,798)
Balance, June 30, 2021	4,257,378

Earnings Per Share

Basic earnings (losses) per share is computed by dividing our net earnings (losses) by the weighted average number of common shares outstanding during the period. Diluted earnings (losses) per share is computed by giving effect to all potential common shares outstanding, including our shares related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 12 for further discussion).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings (losses) per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings (losses) per share — numerator:
Net earnings (losses)	$4,709	$3,503	$7,517	$(7,924)

Denominator:
Basic weighted average number of shares outstanding	4,254	4,239	4,250	4,237

Basic earnings (losses) per share	$1.11	$0.83	$1.77	$(1.87)

Diluted earnings (losses) per share:
Diluted weighted average number of shares outstanding:
Common shares	4,254	4,239	4,250	4,237
Restricted stock unit awards (1)	13	12	15	—
Performance share unit awards (2)	6	2	7	—
Total diluted shares	4,273	4,253	4,272	4,237

Diluted earnings (losses) per share	$1.10	$0.82	$1.76	$(1.87)
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

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any current reporting periods (see Note 11 for further information).

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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We also carried back the NOL for the fiscal year 2019 to 2014, and in April 2021, we received a cash refund of approximately $3.7 million. We have an income tax receivable at June 30, 2021, of approximately $6.8 million for the benefit of carrying back the NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivable was recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. During the six months ended June 30, 2020, we recorded a charge of $24.2 million related to the write-down of our crude oil inventory in our crude oil marketing segment due to declines in prices.

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

Stock-Based Compensation

We measure all share-based payment awards, including the issuance of restricted stock unit awards and performance share unit awards to employees and board members, using a fair-value based method. The cost of services received from employees and non-employee board members in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date and is amortized on a straight-line basis over the requisite service period. The fair value of restricted stock unit awards and performance share unit awards is based on the closing price of our common stock on the grant date. We account for forfeitures as they occur. See Note 12 for additional information regarding our 2018 LTIP.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Total

Three Months Ended June 30, 2021
Revenues from contracts with customers	$452,820	$23,497	$155	$476,472
Other (1)	10,272	—	—	10,272
Total revenues	$463,092	$23,497	$155	$486,744

Timing of revenue recognition:
Goods transferred at a point in time	$452,820	$—	$—	$452,820
Services transferred over time	—	23,497	155	23,652
Total revenues from contracts with customers	$452,820	$23,497	$155	$476,472

Three Months Ended June 30, 2020
Revenues from contracts with customers	$131,529	$12,145	$—	$143,674
Other (1)	8,612	—	—	8,612
Total revenues	$140,141	$12,145	$—	$152,286

Timing of revenue recognition:
Goods transferred at a point in time	$131,529	$—	$—	$131,529
Services transferred over time	—	12,145	—	12,145
Total revenues from contracts with customers	$131,529	$12,145	$—	$143,674

Six Months Ended June 30, 2021
Revenues from contracts with customers	$750,295	$44,732	$388	$795,415
Other (1)	16,820	—	—	16,820
Total revenues	$767,115	$44,732	$388	$812,235

Timing of revenue recognition:
Goods transferred at a point in time	$750,295	$—	$—	$750,295
Services transferred over time	—	44,732	388	45,120
Total revenues from contracts with customers	$750,295	$44,732	$388	$795,415

Six Months Ended June 30, 2020
Revenues from contracts with customers	$451,246	$28,401	$—	$479,647
Other (1)	26,116	—	—	26,116
Total revenues	$477,362	$28,401	$—	$505,763

Timing of revenue recognition:
Goods transferred at a point in time	$451,246	$—	$—	$451,246
Services transferred over time	—	28,401	—	28,401
Total revenues from contracts with customers	$451,246	$28,401	$—	$479,647
_______________
(1)Other crude oil marketing revenues are recognized under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue gross-up	$189,512	$60,044	$324,378	$217,483

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020

Insurance premiums	$847	$690
Vendor prepayment	193	1,085
Rents, licenses and other	1,082	1,189
Total prepayments and other current assets	$2,122	$2,964

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2021	2020

Tractors and trailers	5 – 6	$100,899	$101,813
Field equipment	2 – 5	22,779	22,139
Finance lease ROU assets (1)	3 – 6	22,349	20,266
Pipeline and related facilities	20 – 25	19,946	21,265
Linefill and base gas (2)	N/A	3,333	3,333
Buildings	5 – 39	16,044	14,977
Office equipment	2 – 5	1,951	1,893
Land	N/A	2,008	1,790
Construction in progress	N/A	4,774	1,626
Total		194,083	189,102
Less accumulated depreciation and amortization		(103,506)	(94,968)
Property and equipment, net		$90,577	$94,134
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 14 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $7.4 million and $5.0 million at June 30, 2021 and December 31, 2020, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Depreciation and amortization, excluding amounts
under finance leases	$3,591	$3,725	$7,504	$7,645
Amortization of property and equipment under
finance leases	1,210	553	2,350	1,106
Total depreciation and amortization	$4,801	$4,278	$9,854	$8,751

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020

Amounts associated with liability insurance program:
Insurance collateral deposits	$714	$714
Excess loss fund	617	617
Accumulated interest income	469	449
Other amounts:
State collateral deposits	36	31
Materials and supplies	509	488
Debt issuance costs	324	—
Other	261	84
Total other assets	$2,930	$2,383

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Other	Total

Three Months Ended June 30, 2021
Segment revenues (1)	$463,092	$23,535	$651	$—	$487,278
Less: Intersegment revenues (1)	—	(38)	(496)	—	(534)
Revenues	$463,092	$23,497	$155	$—	$486,744

Segment operating earnings (losses) (2)	8,370	1,482	(556)	—	9,296
Depreciation and amortization	1,641	2,937	223	—	4,801
Property and equipment additions (3)	492	2,761	179	—	3,432

Three Months Ended June 30, 2020
Segment revenues	$140,141	$12,145	$—	$—	$152,286
Less: Intersegment revenues	—	—	—	—	—
Revenues	$140,141	$12,145	$—	$—	$152,286

Segment operating earnings (losses) (2)	6,830	(1,164)	—	—	5,666
Depreciation and amortization	1,857	2,421	—	—	4,278
Property and equipment additions (3) (4)	18	323	—	327	668

Six Months Ended June 30, 2021
Segment revenues (1)	$767,115	$44,803	$1,070	$—	$812,988
Less: Intersegment revenues (1)	—	(71)	(682)	—	(753)
Revenues	$767,115	$44,732	$388	$—	$812,235

Segment operating earnings (losses) (2)	15,388	2,256	(1,121)	—	16,523
Depreciation and amortization	3,439	5,938	477	—	9,854
Property and equipment additions (3) (4)	702	2,703	189	8	3,602

Six Months Ended June 30, 2020
Segment revenues	$477,362	$28,401	$—	$—	$505,763
Less: Intersegment revenues	—	—	—	—	—
Revenues	$477,362	$28,401	$—	$—	$505,763

Segment operating earnings (losses) (2)	(10,821)	(559)	—	—	(11,380)
Depreciation and amortization	3,864	4,887	—	—	8,751
Property and equipment additions (3) (4)	2,050	364	—	466	2,880
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
(2)Our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $3.7 million and $6.0 million for the three months ended June 30, 2021 and 2020, respectively. For the six

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
months ended June 30, 2021 and 2020, our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $10.6 million and inventory valuation losses of $18.2 million, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the three and six months ended June 30, 2021 and 2020. See Note 14 for further information.
(4)During the three months ended June 30, 2020 and the six months ended June 30, 2021 and 2020, we had $0.3 million, $8.0 thousand and $0.5 million, respectively, of property and equipment additions for computer equipment and leasehold improvements at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

Segment operating earnings (losses) reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Segment operating earnings (losses)	$9,296	$5,666	$16,523	$(11,380)
General and administrative	(2,961)	(2,731)	(6,337)	(5,625)
Operating earnings (losses)	6,335	2,935	10,186	(17,005)
Interest and other income	62	144	196	509
Interest expense	(204)	(68)	(424)	(218)
Earnings (losses) before income taxes	$6,193	$3,011	$9,958	$(16,714)

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020

Reporting segment:
Crude oil marketing	$165,072	$128,441
Transportation	68,110	72,247
Pipeline and storage	24,253	24,541
Cash and other (1)	107,571	70,958
Total assets	$365,006	$296,187
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities including direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), an affiliated entity. We lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA.

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Affiliate billings to us	$—	$15	$12	$32
Billings to affiliates	5	1	6	2
Rentals paid to affiliate	143	122	317	244

During the three months ended June 30, 2021, we purchased eight pickup trucks totaling approximately $0.4 million from West Point Buick GMC, an affiliate of KSA.

Note 9. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020

Accrued purchase price for VEX acquisition	$—	$10,000
Accrual for payroll, benefits and bonuses	6,354	6,575
Accrued automobile and workers’ compensation claims	4,345	3,171
Accrued medical claims	1,422	915
Accrued taxes	799	772
Other	636	910
Total other current liabilities	$13,556	$22,343

Note 10. Credit Agreement

On May 4, 2021, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility (the “Revolving Credit Facility”), which will mature on May 4, 2024, subject to our compliance with certain financial covenants. At June 30, 2021, we had $8.0 million of borrowings outstanding under the Credit Agreement at a weighted average interest rate of 2.75 percent per annum and $9.2 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For each borrowing under the Revolving Credit Facility, we can elect whether the loans bear interest at (i) the Base Rate plus Applicable Margin; or (ii) the LIBOR Rate plus Applicable Margin. Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate, plus 0.50 percent and (c) LIBOR for an interest period of three months plus 1.00 percent. The Applicable Margin to be added to a Base Rate borrowing is 0.75 percent. The LIBOR Rate is (x) LIBOR (which shall not be less than 1.00 percent) divided by (y) 1.00 minus the Eurodollar Reserve Percentage. The Applicable Margin to be added to a LIBOR borrowing is 1.75 percent. A commitment fee of 0.25 percent per annum will accrue on the daily average unused amount of the commitments under the Revolving Credit Facility.

Under the Credit Agreement, we are required to maintain compliance with the following financial covenants on a pro forma basis, after giving effect to any borrowings (in each case commencing with the fiscal quarter ending June 30, 2021): (i) the Consolidated Total Leverage Ratio, which is the ratio of (a) Consolidated Funded Indebtedness on such date to (b) Consolidated EBITDA for the most recently completed Reference Period shall not be greater than 3.00 to 1.00.; (ii) the Current Ratio, which is (a) consolidated current assets to (b) consolidated current liabilities, in each case with certain exclusions, shall not be less than 1.25 to 1.00; (iii) Consolidated Interest Coverage Ratio, which is the ratio of (a) Consolidated EBITDA for the most recently completed Reference Period to (b) Consolidated Interest Expense for the most recently completed Reference Period shall be not be less than 3.00 to 1.00; and (iv) the Consolidated Tangible Net Worth, which is (a) our shareholders’, equity as shown on our consolidated statement of financial position, with certain exclusions, minus (b) all goodwill and intangible assets as of such date shall not be less than $100.0 million. The Reference Period means the most recently completed four consecutive fiscal quarters.

Consolidated EBITDA is defined under the Credit Agreement as: (a) Consolidated Net Income for such period plus (b) the sum of the following, without duplication, to the extent deducted in determining Consolidated Net Income for such period: (i) Consolidated Interest Expense; (ii) expense for taxes measured by net income, profits or capital (or any similar measures), paid or accrued, including federal and state and local income taxes, foreign income taxes and franchise taxes; and (iii) depreciation, amortization and other non-cash charges or expenses, excluding any non-cash charge or expense that represents an accrual for a cash expense to be taken in a future period; less (c) the sum of the following, without duplication, to the extent included in determining Consolidated Net Income for such period: (i) interest income, (ii) federal, state, local and foreign income tax credits us and our subsidiaries for such period (to the extent not netted from income tax expense); (iii) any unusual and non-recurring gains; (iv) non-cash gains or non-cash items; and (v) any cash expense made during such period which represents the reversal of any non-cash expense that was added in a prior period pursuant to clause (b)(iii) above subsequent to the fiscal quarter in which the relevant non-cash expenses, charges or losses were incurred.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The affirmative covenants require us to provide the lenders with certain financial statements, business plans, compliance certificates and other documents and reports and to comply with certain laws. The negative covenants restrict each of the borrowers’ ability to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants further restrict our ability to make certain restricted payments.

Our obligations under the Credit Agreement are secured by a pledge of substantially all of our personal property and substantially all of the personal property of certain of our other direct and indirect subsidiaries.

At June 30, 2021, we were in compliance with all covenants under the Credit Agreement. We incurred $0.3 million of debt issuance costs, which are included in other assets and are being amortized to interest expense over the term of the Credit Agreement.

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

At June 30, 2021, we had in place seven commodity purchase and sale contracts which had a fair value associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately 740 barrels per day of crude oil during July 2021 through December 2021.
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
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
June 30, 2021
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$1,255	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	1,221	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$1,255	$—	$1,221	$—

December 31, 2020
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$61	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	52	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$61	$—	$52	$—

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At June 30, 2021 and December 31, 2020, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues – marketing	$5	$(7)	$25	$12

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
June 30, 2021
Derivatives:
Current assets	$—	$1,255	$—	$—	$1,255
Current liabilities	—	(1,221)	—	—	(1,221)
Net value	$—	$34	$—	$—	$34

December 31, 2020
Derivatives:
Current assets	$—	$61	$—	$—	$61
Current liabilities	—	(52)	—	—	(52)
Net value	$—	$9	$—	$—	$9

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At June 30, 2021 and December 31, 2020, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted and forfeitures made under the 2018 LTIP, the achievement of performance factors through December 31, 2020, and assuming the potential achievement of the maximum amounts of the performance factors through June 30, 2021, a total of 38,525 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Compensation expense	$232	$170	$417	$304

At June 30, 2021 and December 31, 2020, we had $55,600 and $50,800, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2021	27,490	$28.64
Granted (2)	26,369	$29.70
Vested	(14,244)	$30.20
Forfeited	(764)	$28.71
Restricted stock unit awards at June 30, 2021	38,851	$28.79
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2021 was $0.8 million based on a grant date market price of our common shares ranging from $29.70 to $30.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.7 million at June 30, 2021. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.5 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2021	16,241	$27.67
Granted (2)	12,205	$29.70
Vested	(2,461)	$43.00
Forfeited	—	$—
Performance share unit awards at June 30, 2021	25,985	$27.17
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2021 was $0.4 million based on a grant date market price of our common shares of $29.70 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.5 million at June 30, 2021. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.5 years.

Note 13. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020

Cash paid for interest	$424	$218
Cash paid for federal and state income taxes	258	182
Cash refund for NOL carryback under CARES Act	3,712	2,703

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(1,238)	(1,237)
Property and equipment acquired under finance leases	2,083	1,656

See Note 14 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of ROU assets	$1,210	$553	$2,350	$1,106
Interest on lease liabilities	110	68	220	142
Operating lease cost	623	678	1,247	1,357
Short-term lease cost	3,448	2,169	6,698	4,671
Variable lease cost	1	—	2	—
Total lease expense	$5,392	$3,468	$10,517	$7,276

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,244	$1,354
Operating cash flows from finance leases	187	201
Financing cash flows from finance leases	2,123	1,070

ROU assets obtained in exchange for new lease liabilities:
Finance leases	2,083	1,656
Operating leases	285	162
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
Weighted-average remaining lease term (years):
Finance leases	3.92	4.40
Operating leases	4.13	4.38

Weighted-average discount rate:
Finance leases	2.7%	4.2%
Operating leases	4.2%	5.0%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020
Assets
Finance lease ROU assets (1)	$14,982	$15,251
Operating lease ROU assets	7,249	8,051

Liabilities
Current
Finance lease liabilities	4,333	4,112
Operating lease liabilities	2,184	2,050
Noncurrent
Finance lease liabilities	11,246	11,507
Operating lease liabilities	5,067	6,000
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at June 30, 2021 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2021	$2,437	$1,231
2022	3,941	2,142
2023	3,143	1,839
2024	2,348	1,702
2025	3,771	222
Thereafter	801	674
Total lease payments	16,441	7,810
Less: Interest	(862)	(559)
Present value of lease liabilities	15,579	7,251
Less: Current portion of lease obligation	(4,333)	(2,184)
Total long-term lease obligation	$11,246	$5,067

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2020 (in thousands):

	Finance	Operating
	Lease	Lease

2021	$4,496	$2,343
2022	3,562	2,002
2023	2,764	1,821
2024	1,969	1,700
2025	2,992	222
Thereafter	802	675
Total lease payments	16,585	8,763
Less: Interest	(966)	(713)
Present value of lease liabilities	15,619	8,050
Less: Current portion of lease obligation	(4,112)	(2,050)
Total long-term lease obligation	$11,507	$6,000

Note 15. Commitments and Contingencies

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020

Pre-funded premiums for losses incurred but not reported	$57	$55
Accrued automobile and workers’ compensation claims	4,345	3,171
Accrued medical claims	1,422	915

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

Overview of Business

Adams Resources & Energy, Inc., a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with eighteen terminals across the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

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

Our primary focus continues to be the safety of our employees and operations while providing uninterrupted service to our customers. We will continue to maintain the safety protocols we established, including encouraging our employees to seek vaccination when eligible. We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. While we consider the overall effects of the pandemic to be temporary, if the pandemic and its economic effects continue, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, it may have a material adverse effect on our results of future operations, financial position and liquidity in 2021.

We plan to continue to operate our remaining business segments with internally generated cash flows and borrowings under the Credit Agreement (discussed further below) during the remainder of 2021, but intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities. During the remainder of 2021, we plan to integrate our newly acquired terminals and leverage back haul opportunities with the continued efforts to diversify service offerings, and we plan to grow in new or existing areas with our crude oil marketing segment.

Credit Agreement

On May 4, 2021, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility, which will mature on May 4, 2024, subject to our compliance with certain financial covenants. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change (1)	2021	2020	Change (1)

Revenues	$463,092	$140,141	230%	$767,115	$477,362	61%
Operating earnings (losses) (2)	8,370	6,830	23%	15,388	(10,821)	(242%)
Depreciation and amortization	1,641	1,857	(12%)	3,439	3,864	(11%)
Driver compensation	4,296	4,089	5%	8,686	9,382	(7%)
Insurance	1,869	2,166	(14%)	3,846	4,640	(17%)
Fuel	1,971	1,132	74%	3,712	3,166	17%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings (losses) included inventory liquidation gains of $3.7 million and $6.0 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $10.6 million and inventory valuation losses of $18.2 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Field level purchase volumes – per day (1)
Crude oil – barrels	89,585	81,152	86,254	95,203

Average purchase price
Crude oil – per barrel	$63.27	$24.12	$59.28	$36.03
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020. Crude oil marketing revenues increased by $323.0 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $279.4 million and higher overall crude oil volumes, which increased revenues by approximately $43.6 million. The average crude oil price received was $24.12 during the three months ended June 30, 2020, which increased to $63.27 during the three months ended June 30, 2021. The 2020 period was impacted by a lower market price of crude oil due to the effects of the COVID-19 outbreak and the delay of OPEC to agree on crude oil production levels, both of which resulted in market disruptions that decreased the demand for and price of crude oil during the three months ended June 30, 2020. The 2021 period was affected by increased demand for crude oil, but with less supply as production has not yet increased to previous levels, thus increasing the market price of crude oil.

Our crude oil marketing operating earnings increased by $1.5 million during the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to higher crude oil prices and volumes, inventory valuation changes (as shown in the table below) and lower insurance, partially offset by higher fuel and driver compensation costs.

Driver compensation increased by $0.2 million during the three months ended June 30, 2021 as compared to the same period in 2020, primarily as a result of the increase in crude oil volumes which maximized our driver utilization as compared to the 2020 period, partially offset by an overall decrease in the number of drivers. The lower crude oil volumes and the effects of the pandemic in the 2020 period resulted in lower driver utilization and lower driver compensation in the 2020 period.

Insurance costs decreased by $0.3 million during the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to a lower overall driver count in the 2021 period. Fuel costs increased by $0.8 million during the three months ended June 30, 2021 as compared to the same period in 2020, consistent with an increase in crude oil volumes in the current period and higher fuel prices.

Depreciation and amortization expense decreased by $0.2 million during the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2020 and 2021.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020. Crude oil marketing revenues increased by $289.8 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $374.0 million, partially offset by lower overall crude oil volumes, which decreased revenues by approximately $84.2 million. The average crude oil price received was $36.03 during the six months ended June 30, 2020, which increased to $59.28 during the six months ended June 30, 2021. The lower crude oil volumes produced and available for purchase were due to the effects of the COVID-19 outbreak and the delay of OPEC to agree on crude oil production levels during the second quarter of 2020, both of which resulted in market disruptions that decreased the demand for and price of crude oil during 2020. Volumes decreased and the market price of crude oil increased during the 2021 period as compared to the prior year period as a result of increased competition for supply from shippers and marketers to fill obligations to pipelines with the lower crude oil production available.

Our crude oil marketing operating (losses) earnings for the six months ended June 30, 2021 increased by $26.2 million, from a loss of $10.8 million during the 2020 period to earnings of $15.4 million in the 2021 period, primarily due to inventory valuation changes (as shown in the table below) and higher revenues due to higher crude oil prices and lower insurance and driver compensation costs, partially offset by higher fuel costs and lower crude oil volumes.

Driver compensation decreased by $0.7 million during the six months ended June 30, 2021 as compared to the same period in 2020, primarily as a result of an overall decrease in the number of drivers required for volumes transported in the 2021 period as compared to the 2020 period.

Insurance costs decreased by $0.8 million during the six months ended June 30, 2021 as compared to the same period in 2020, primarily due a lower driver count and lower miles driven in the 2021 period. Fuel costs increased by $0.5 million during the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to higher fuel prices in the current period.

Depreciation and amortization expense decreased by $0.4 million during the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2020 and 2021.

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

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings (losses) is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

As reported segment operating earnings (losses) (1)	$8,370	$6,830	$15,388	$(10,821)
Add (subtract):
Inventory liquidation gains	(3,650)	(6,031)	(10,593)	—
Inventory valuation losses	—	—	—	18,184
Derivative valuation (gains) losses	(4)	7	(25)	(12)
Field level operating earnings (2)	$4,716	$806	$4,770	$7,351
_______________
(1)Our crude oil marketing segment’s operating earnings (losses) included inventory liquidation gains of $3.7 million and $6.0 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $10.6 million and inventory valuation losses of $18.2 million, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to higher crude oil prices and volumes and lower insurance, partially offset by higher fuel and driver compensation costs. During the six months ended June 30, 2021, field level operating earnings decreased as compared to the same period in 2020 due to higher fuel costs and lower crude oil volumes, partially offset by higher revenues due to higher crude oil prices and lower insurance and driver compensation costs.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	June 30, 2021		December 31, 2020
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	413,973	$71.45	421,759	$45.83

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2020 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change (1)	2021	2020	Change (1)

Revenues	$23,497	$12,145	93%	$44,732	$28,401	58%
Operating earnings (losses)	$1,482	$(1,164)	(227%)	$2,256	$(559)	(504%)
Depreciation and amortization	$2,937	$2,421	21%	$5,938	$4,887	22%
Driver commissions	$3,875	$1,951	99%	$7,471	$4,558	64%
Insurance	$2,164	$1,562	39%	$4,312	$3,086	40%
Fuel	$2,105	$606	247%	$3,980	$1,887	111%
Maintenance expense	$1,061	$620	71%	$1,974	$1,451	36%
Mileage (000s)	7,246	3,890	86%	14,178	9,130	55%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel cost, were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Total transportation revenue	$23,497	$12,145	$44,732	$28,401
Diesel fuel cost	(2,105)	(606)	(3,980)	(1,887)
Revenues, net of fuel cost (1)	$21,392	$11,539	$40,752	$26,514
_______________
(1) Revenues, net of fuel cost, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020. Transportation revenues increased by $11.4 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Transportation revenues, net of fuel cost, increased by $9.9 million during the three months ended June 30, 2021, as compared to the prior year period. These increases were primarily due to increased revenues resulting from the acquisition of substantially all of the transportation assets of CTL Transportation, LLC, a subsidiary of Comcar Industries, Inc. (the “CTL acquisition”) in June 2020 and increased transportation rates. On June 26, 2020, we completed the CTL acquisition, which added new customers, new market areas and new product lines to our portfolio. As a result of the CTL acquisition, we added services to new and existing customers in six new market areas, including new terminals in Louisiana, Missouri, Ohio, Georgia and Florida. We also hired approximately 140 additional drivers in connection with this acquisition. We have also been working with our customers to increase our transportation rates, which has resulted in an increase in revenues as compared to the prior year period.

The adverse economic effects of the COVID-19 outbreak, including the continued restrictions in place by governments, changes in consumer behavior related to the slowdown of the economy and the disruption of historical supply and demand patterns, decreased demand for our transportation services during early to mid-2020. However, during the second half of 2020, demand for transportation of chemicals and personal care products, along with automotive plants coming back online and strong home building product lines, resulted in an increase in our transportation operations, which continued into the first half of 2021. In February 2021, a severe winter storm and resulting power outages affected Texas, which resulted in a significant decline in transportation services for over a week and a temporary loss of revenues. When production and customer facilities resumed normal operating conditions, demand for truck transportation increased to even higher levels as a result of the disruption of the supply chain normally serviced by rail capacity shifting to truck transportation in an effort to get products to the end users in a more timely manner.

Our transportation operating earnings increased by $2.6 million for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to higher revenues resulting from increased miles traveled primarily as a result of the CTL acquisition and higher transportation rates, partially offset by higher depreciation and amortization expense related to new assets placed into service and higher insurance, fuel costs, maintenance expense and other operating expenses.

Fuel costs increased by $1.5 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily as a result of the CTL acquisition, which increased the number of miles traveled during the 2021 period. Insurance costs increased by $0.6 million during the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to the CTL acquisition which resulted in a higher driver count and increased miles driven in the 2021 period. Depreciation and amortization expense increased by $0.5 million during the three months ended June 30, 2021 as compared to the same period in 2020, primarily as a result of the CTL asset acquisition in June 2020 and the purchase and lease of new tractors and trailers in 2021.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020. Transportation revenues increased by $16.3 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily as a result of the CTL acquisition in June 2020, an increase in business activities as a result of continued market recovery after COVID-19 lockdowns and higher transportation rates. The 2020 period was impacted by decreases in certain business activities of our customers as a result of the COVID-19 outbreak resulting in lower miles traveled. Revenues, net of fuel cost, increased by $14.2 million during the six months ended June 30, 2021, primarily as a result of the higher transportation revenues and increased miles traveled during the 2021 period.

Our transportation operating earnings for the six months ended June 30, 2021 increased by $2.8 million as compared to the same period in 2020, primarily due to higher revenues and increased miles traveled during the 2021 period, partially offset by higher depreciation and amortization expense related to the CTL acquisition and new assets placed into service, and higher insurance, fuel costs, maintenance expense and other operating expenses.

Fuel costs increased by $2.1 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily as a result of the CTL acquisition, which increased the number of miles traveled during the 2021 period. Insurance costs increased by $1.2 million during the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to the CTL acquisition which resulted in a higher driver count and increased miles driven in the 2021 period. Depreciation and amortization expense increased by $1.1 million during the six months ended June 30, 2021 as compared to the same period in 2020, primarily as a result of the CTL asset acquisition in June 2020 and the purchase and lease of new tractors and trailers in late 2020 and in 2021.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the period indicated (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021

Segment revenues (1)	$651	$1,070
Less: Intersegment revenues (1)	(496)	(682)
Revenues	$155	$388

Operating losses	(556)	(1,121)
Depreciation and amortization	223	477
Insurance	148	358
_______________
(1)Segment revenues represent revenues from the crude oil marketing segment, which are eliminated in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021

Pipeline throughput	7,876	5,430
Terminalling	8,106	6,518

We are continuing to focus on opportunities to increase our pipeline and storage capacity utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we are exploring new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

General and Administrative Expense

General and administrative expense increased by $0.2 million during the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to higher outside service costs, franchise taxes, insurance costs and office rental costs.

General and administrative expense increased by $0.7 million during the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to higher salaries and wages, outside service costs, franchise taxes, insurance costs and office rental costs.

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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We also carried back the NOL for the fiscal year 2019 to 2014, and in April 2021, we received a cash refund of approximately $3.7 million. We have an income tax receivable at June 30, 2021, of approximately $6.8 million for the benefit of carrying back the NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivable was recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

On May 4, 2021, we entered into the Credit Agreement with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility, which will mature on May 4, 2024, subject to our compliance with certain financial covenants. At June 30, 2021, we had $8.0 million of borrowings outstanding under the Credit Agreement at a weighted average interest rate of 2.75 percent. At June 30, 2021, we had $9.2 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020

Cash and cash equivalents	$88,668	$39,293
Working capital	88,143	72,965

Our cash balance at June 30, 2021 increased by 126 percent from December 31, 2020, as discussed further below. We believe current cash balances, the availability under our Credit Agreement, together with expected cash generated from future operations, and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs. As a result of the continued uncertainty relating to the economic environment resulting from the COVID-19 pandemic, we have also continued to curtail our capital spending.

On December 23, 2020, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”). Pursuant to the ATM Agreement, we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price the shares will be sold at will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. We did not sell any shares of common stock under the ATM Agreement during the six months ended June 30, 2021.

We utilize cash from operations to make discretionary investments in our crude oil marketing, transportation and pipeline and storage businesses. With the exception of operating and finance lease commitments primarily associated with storage tank terminal arrangements, leased office space, tractors, trailers and other equipment, and borrowings outstanding under the Credit Agreement, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See “Other Items” below for information regarding our operating and finance lease obligations.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2020 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020

Cash provided by (used in):
Operating activities	$52,107	$(30,459)
Investing activities	(2,286)	(10,374)
Financing activities	(6,185)	(3,225)

Operating activities. Net cash flows provided by operating activities was $52.1 million for the six months ended June 30, 2021 as compared to net cash flows used in operating activities of $30.5 million for the six months ended June 30, 2020. The increase in net cash flows from operating activities of $82.6 million was primarily due to higher earnings in the current period and changes in our working capital accounts.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020

Early payments received	$51,133	$939
Prepayments to suppliers	—	1,085

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2020, we received a small amount of early payments from certain customers in our crude oil marketing operations, while during June 2021, early payments from customers increased significantly. Our cash balance increased by approximately $49.4 million as of June 30, 2021 relative to the year ended December 31, 2020 primarily as a result of the timing of the receipt of these early payments received during each period resulting from an increase in crude oil marketing activities.

Investing activities. Net cash flows used in investing activities decreased by $8.1 million as compared to the same period in 2020. This decrease in net cash flows from investing activities was primarily due to a decrease of $9.1 million, which was paid in June 2020 for the acquisition of CTL transportation assets, and an increase of $0.8 million in cash proceeds from the sales of assets, partially offset by an increase of $0.7 million in capital spending for property and equipment (see following table) and a decrease of $1.1 million in insurance and state collateral refunds.

Capital spending was as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Crude oil marketing (1)	$702	$2,050
Transportation (2)	2,703	364
Pipeline and storage (3)	189	—
Other (4)	8	466
Capital spending	$3,602	$2,880
_______________
(1)2021 amount relates to the purchase of field equipment, and the 2020 amount primarily relates to the purchase of 16 tractors and other field equipment.
(2)2021 amount relates to the purchase of 52 trailers, of which 50 are expected to be placed into service during the third quarter of 2021, and computer software and equipment. 2020 amount primarily relates to the purchase of other field equipment and computer software and equipment.
(3)2021 amount relates to the purchase of field equipment.
(4)2021 amount relates to the purchase of computer software and equipment, and the 2020 amount relates to leasehold improvements, both at our corporate headquarters and both of which are not attributed to any of our reporting segments.

Financing activities. Cash used in financing activities for the six months ended June 30, 2021 increased by $3.0 million as compared to the same period in 2020. The increase was primarily due to the payment of the $10.0 million outstanding payable related to the purchase of the VEX pipeline in October 2020 and an increase of $1.1 million in principal repayments made for finance lease obligations. See “Other Items” below for further information regarding our finance leases. During each of the six months ended June 30, 2021 and 2020, we paid cash dividends of $0.48 per common share, or a total of $2.1 million. These increases were partially offset by the borrowing of $8.0 million under the Credit Agreement, which was primarily used to repay the amount due for the remaining purchase price of the VEX pipeline.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2021 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$8,073	$8,073	$—	$—	$—
Finance lease obligations (2)	16,441	4,673	6,041	5,727	—
Operating lease obligations (3)	7,810	2,344	3,717	1,183	566
Purchase obligations (4)	11,830	11,830	—	—	—
Total contractual obligations	$44,154	$26,920	$9,758	$6,910	$566
_______________
(1)Amount represents amounts due under our Credit Agreement, including interest. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase 31 new tractors in our transportation business and 51 new tractors in our crude oil marketing business.

See Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our finance and operating leases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our entry in the Credit Agreement, we are exposed to the risk of changes in interest rates. At June 30, 2021, we had $8.0 million of borrowings outstanding under the Credit Agreement at a weighted average interest rate of 2.75 percent. A 10 percent increase or decrease in the interest rate as of June 30, 2021 would not have a material impact on our consolidated financial position, results of operations or cash flows.

There have been no other material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2020 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Restrictions in our Credit Agreement reduce operating flexibility and the Credit Agreement contains covenants and restrictions that create the potential for defaults, which could adversely affect our business, financial condition and results of operations.

Under our Credit Agreement, we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility, subject to our compliance with certain covenants. At June 30, 2021, we had $8.0 million of borrowings outstanding and $9.2 million of letters of credit issued outstanding under the Credit Agreement.

The terms of our Credit Agreement restrict our ability to, among other things (and subject in each case, to various exceptions and conditions):

•incur additional indebtedness,
•create additional liens on our assets,
•make certain investments,
•dispose of our assets or engage in a merger or other similar transaction, or
•engage in transactions with affiliates.

We are also required to maintain compliance with the following financial covenants on a pro forma basis, after giving effect to any borrowings (in each case commencing with the fiscal quarter ending June 30, 2021): (i) the Consolidated Total Leverage Ratio, which is the ratio of (a) Consolidated Funded Indebtedness on such date to (b) Consolidated EBITDA for the most recently completed Reference Period shall not be greater than 3.00 to 1.00.; (ii) the Current Ratio, which is (a) consolidated current assets to (b) consolidated current liabilities, in each case with certain exclusions, shall not be less than 1.25 to 1.00; (iii) Consolidated Interest Coverage Ratio, which is the ratio of (a) Consolidated EBITDA for the most recently completed Reference Period to (b) Consolidated Interest Expense for the most recently completed Reference Period shall be not be less than 3.00 to 1.00; and (iv) the Consolidated Tangible Net Worth, which is (a) our shareholders’, equity as shown on our consolidated statement of financial position, with certain exclusions, minus (b) all goodwill and intangible assets as of such date shall not be less than $100.0 million. The Reference Period means the most recently completed four consecutive fiscal quarters..

Our ability to comply with the financial covenants in the Credit Agreement depends on our operating performance, which in turn depends significantly on prevailing economic, financial and business conditions and other factors that are beyond our control. Therefore, despite our best efforts and execution of our strategic plan, we may be unable to comply with these financial covenants in the future.

At June 30, 2021, we were in compliance with all financial covenants. However, if in the future there are economic declines, we can make no assurance that these declines will not negatively impact our financial results and, in turn, our ability to meet these financial covenant requirements. If we fail to comply with certain covenants, including our financial covenants, we could be in default under our Credit Agreement. In the event of such a default, the lenders under the Credit Agreement are entitled to take various actions, including the acceleration of the maturity of all loans and to take all actions permitted to be taken by a secured creditor against the collateral under the related security documents and applicable law. Any of these events could adversely affect our business, financial condition and results of operations.

In addition, these restrictions reduce our operating flexibility and could prevent us from exploiting certain investment, acquisition, or other time-sensitive business opportunities

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
10.1
Credit Agreement, dated May 4, 2021, by an among Adams Resources & Energy, Inc., GulfMark Energy, Inc., Service Transport Company, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 7, 2021).

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	August 12, 2021	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)