Form 10-Q
period 2021-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2021-11-04
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 4,355,001 shares of Common Stock were outstanding at November 1, 2021.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$95,634	$39,293
Restricted cash	6,788	12,772
Accounts receivable, net of allowance for doubtful
accounts of $111 and $114, respectively	130,169	99,799
Accounts receivable – related party	5	—
Inventory	24,362	19,336
Derivative assets	1,005	61
Income tax receivable	6,189	13,288
Prepayments and other current assets	1,509	2,964
Total current assets	265,661	187,513
Property and equipment, net	90,739	94,134
Operating lease right-of-use assets, net	7,551	8,051
Intangible assets, net	3,509	4,106
Other assets	2,965	2,383
Total assets	$370,425	$296,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,860	$85,991
Derivative liabilities	964	52
Current portion of finance lease obligations	4,028	4,112
Current portion of operating lease liabilities	2,201	2,050
Other current liabilities	13,084	22,343
Total current liabilities	175,137	114,548
Other long-term liabilities:
Long-term debt	8,000	—
Asset retirement obligations	2,359	2,308
Finance lease obligations	10,434	11,507
Operating lease liabilities	5,353	6,000
Deferred taxes and other liabilities	11,060	12,732
Total liabilities	212,343	147,095

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,343,701 and 4,243,716 shares outstanding, respectively	432	423
Contributed capital	16,375	13,340
Retained earnings	141,275	135,329
Total shareholders’ equity	158,082	149,092
Total liabilities and shareholders’ equity	$370,425	$296,187

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Marketing	$543,228	$245,184	$1,310,343	$722,546
Transportation	24,826	21,720	69,558	50,121
Pipeline and storage	127	—	515	—
Total revenues	568,181	266,904	1,380,416	772,667

Costs and expenses:
Marketing	537,362	237,479	1,285,650	721,798
Transportation	19,605	17,105	56,143	41,178
Pipeline and storage	562	—	1,594	—
General and administrative	3,502	1,405	9,839	7,030
Depreciation and amortization	4,849	4,859	14,703	13,610
Total costs and expenses	565,880	260,848	1,367,929	783,616

Operating earnings (losses)	2,301	6,056	12,487	(10,949)

Other income (expense):
Interest and other income	37	105	233	614
Interest expense	(178)	(70)	(602)	(288)
Total other (expense) income, net	(141)	35	(369)	326

Earnings (Losses) before income taxes	2,160	6,091	12,118	(10,623)
Income tax (provision) benefit	(614)	(3,018)	(3,055)	5,772

Net earnings (losses)	$1,546	$3,073	$9,063	$(4,851)

Earnings (Losses) per share:
Basic net earnings (losses) per common share	$0.36	$0.72	$2.13	$(1.14)
Diluted net earnings (losses) per common share	$0.36	$0.72	$2.12	$(1.14)

Dividends per common share	$0.24	$0.24	$0.72	$0.72

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net earnings (losses)	$9,063	$(4,851)
Adjustments to reconcile net earnings (losses) to net cash
provided by (used in) operating activities:
Depreciation and amortization	14,703	13,610
Gains on sales of property	(532)	(985)
Provision for doubtful accounts	(3)	(27)
Stock-based compensation expense	641	453
Deferred income taxes	(1,664)	(1,503)
Net change in fair value contracts	(32)	(3)
Changes in assets and liabilities:
Accounts receivable	(30,367)	(93)
Accounts receivable/payable, affiliates	(5)	153
Inventories	(5,026)	10,465
Income tax receivable	7,099	(1,782)
Prepayments and other current assets	1,455	142
Accounts payable	68,766	(70,082)
Accrued liabilities	770	4,396
Other	(636)	17
Net cash provided by (used in) operating activities	64,232	(50,090)

Investing activities:
Property and equipment additions	(9,929)	(3,589)
Asset acquisition	—	(9,163)
Proceeds from property sales	1,886	2,282
Insurance and state collateral (deposits) refunds	—	1,127
Net cash used in investing activities	(8,043)	(9,343)

Financing activities:
Borrowings under Credit Agreement	8,000	—
Principal repayments of finance lease obligations	(3,240)	(1,677)
Payment for financed portion of VEX acquisition	(10,000)	—
Net proceeds from sale of equity	2,504	—
Payment of contingent consideration liability	—	(111)
Dividends paid on common stock	(3,096)	(3,063)
Net cash used in financing activities	(5,832)	(4,851)

Increase (Decrease) in cash and cash equivalents, including restricted cash	50,357	(64,284)
Cash and cash equivalents, including restricted cash, at beginning of period	52,065	122,255
Cash and cash equivalents, including restricted cash, at end of period	$102,422	$57,971

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2021	$423	$13,340	$135,329	$149,092
Net earnings	—	—	2,808	2,808
Stock-based compensation expense	—	185	—	185
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(31)	—	(31)
Dividends declared:
Common stock, $0.24/share	—	—	(1,019)	(1,019)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, March 31, 2021	423	13,494	137,100	151,017
Net earnings	—	—	4,709	4,709
Stock-based compensation expense	—	232	—	232
Vesting of restricted awards	1	(1)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(70)	—	(70)
Dividends declared:
Common stock, $0.24/share	—	—	(1,021)	(1,021)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, June 30, 2021	424	13,655	140,772	154,851
Net earnings	—	—	1,546	1,546
Stock-based compensation expense	—	224	—	224
Shares sold under at-the-market
offering program	8	2,496	—	2,504
Dividends declared:
Common stock, $0.24/share	—	—	(1,027)	(1,027)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, September 30, 2021	$432	$16,375	$141,275	$158,082

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

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results expected for the full year of 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the SEC on March 5, 2021. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020

Cash and cash equivalents	$95,634	$39,293
Restricted cash:
Collateral for outstanding letters of credit (1)	—	5,144
Captive insurance subsidiary (2)	6,788	7,628
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$102,422	$52,065
_____________
(1)Represents amounts that were previously held in a segregated bank account by Wells Fargo as collateral for outstanding letters of credit. Effective with our entry into the credit agreement (see Note 10), letters of credit are now secured under the credit agreement.
(2)$1.5 million of the restricted cash balance relates to the initial capitalization of our captive insurance company formed in late 2020, and the remainder represents amounts paid to our captive insurance company for insurance premiums.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2021	4,243,716
Vesting of restricted stock unit awards	8,544
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(1,245)
Balance, March 31, 2021	4,251,015
Vesting of restricted stock unit awards	5,700
Vesting of performance share unit awards	2,461
Shares withheld to cover taxes upon vesting of equity awards	(1,798)
Balance, June 30, 2021	4,257,378
Shares sold under at-the-market offering program	86,323
Balance, September 30, 2021	4,343,701

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings (losses) per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Earnings (losses) per share — numerator:
Net earnings (losses)	$1,546	$3,073	$9,063	$(4,851)

Denominator:
Basic weighted average number of shares outstanding	4,274	4,242	4,258	4,239

Basic earnings (losses) per share	$0.36	$0.72	$2.13	$(1.14)

Diluted earnings (losses) per share:
Diluted weighted average number of shares outstanding:
Common shares	4,274	4,242	4,258	4,239
Restricted stock unit awards (1)	17	9	16	—
Performance share unit awards (1) (2)	6	2	6	—
Total diluted shares	4,297	4,253	4,280	4,239

Diluted earnings (losses) per share	$0.36	$0.72	$2.12	$(1.14)
_______________
(1)For the nine months ended September 30, 2020, the effect of the restricted stock unit awards and the performance share awards on losses per share is anti-dilutive.
(2)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

Equity At the Market Offerings

During the three and nine months ended September 30, 2021, we received net proceeds of approximately $2.5 million (net of offering costs to B. Riley Securities, Inc. of $0.1 million) from the sale of 86,323 of our common shares at an average price per share of approximately $30.67 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated December 23, 2020.

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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We also carried back the NOL for the fiscal year 2019 to 2014, and in April 2021, we received a cash refund of approximately $3.7 million. We have an income tax receivable at September 30, 2021, of approximately $6.8 million for the benefit of carrying back the NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivable was recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. During the nine months ended September 30, 2020, we recorded a charge of $24.2 million related to the write-down of our crude oil inventory in our crude oil marketing segment due to declines in prices in 2020.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Total

Three Months Ended September 30, 2021
Revenues from contracts with customers	$535,166	$24,826	$127	$560,119
Other (1)	8,062	—	—	8,062
Total revenues	$543,228	$24,826	$127	$568,181

Timing of revenue recognition:
Goods transferred at a point in time	$535,166	$—	$—	$535,166
Services transferred over time	—	24,826	127	24,953
Total revenues from contracts with customers	$535,166	$24,826	$127	$560,119

Three Months Ended September 30, 2020
Revenues from contracts with customers	$242,267	$21,720	$—	$263,987
Other (1)	2,917	—	—	2,917
Total revenues	$245,184	$21,720	$—	$266,904

Timing of revenue recognition:
Goods transferred at a point in time	$242,267	$—	$—	$242,267
Services transferred over time	—	21,720	—	21,720
Total revenues from contracts with customers	$242,267	$21,720	$—	$263,987

Nine Months Ended September 30, 2021
Revenues from contracts with customers	$1,285,461	$69,558	$515	$1,355,534
Other (1)	24,882	—	—	24,882
Total revenues	$1,310,343	$69,558	$515	$1,380,416

Timing of revenue recognition:
Goods transferred at a point in time	$1,285,461	$—	$—	$1,285,461
Services transferred over time	—	69,558	515	70,073
Total revenues from contracts with customers	$1,285,461	$69,558	$515	$1,355,534

Nine Months Ended September 30, 2020
Revenues from contracts with customers	$693,513	$50,121	$—	$743,634
Other (1)	29,033	—	—	29,033
Total revenues	$722,546	$50,121	$—	$772,667

Timing of revenue recognition:
Goods transferred at a point in time	$693,513	$—	$—	$693,513
Services transferred over time	—	50,121	—	50,121
Total revenues from contracts with customers	$693,513	$50,121	$—	$743,634
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue gross-up	$201,704	$97,566	$526,082	$315,049

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020

Insurance premiums	$175	$690
Vendor prepayment	—	1,085
Rents, licenses and other	1,334	1,189
Total prepayments and other current assets	$1,509	$2,964

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	in Years	2021	2020

Tractors and trailers	5 – 6	$103,934	$101,813
Field equipment	2 – 5	22,819	22,139
Finance lease ROU assets (1)	3 – 6	22,349	20,266
Pipeline and related facilities	20 – 25	20,336	21,265
Linefill and base gas (2)	N/A	3,922	3,333
Buildings	5 – 39	16,108	14,977
Office equipment	2 – 5	2,060	1,893
Land	N/A	2,008	1,790
Construction in progress	N/A	4,361	1,626
Total		197,897	189,102
Less accumulated depreciation and amortization		(107,158)	(94,968)
Property and equipment, net		$90,739	$94,134
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 14 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $8.5 million and $5.0 million at September 30, 2021 and December 31, 2020, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Depreciation and amortization, excluding amounts
under finance leases	$3,665	$4,237	$11,169	$11,882
Amortization of property and equipment under
finance leases	1,184	622	3,534	1,728
Total depreciation and amortization	$4,849	$4,859	$14,703	$13,610

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020

Amounts associated with liability insurance program:
Insurance collateral deposits	$714	$714
Excess loss fund	622	617
Accumulated interest income	489	449
Other amounts:
State collateral deposits	36	31
Materials and supplies	493	488
Debt issuance costs	323	—
Other	288	84
Total other assets	$2,965	$2,383

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Other	Total

Three Months Ended September 30, 2021
Segment revenues (1)	$543,228	$24,867	$738	$—	$568,833
Less: Intersegment revenues (1)	—	(41)	(611)	—	(652)
Revenues	$543,228	$24,826	$127	$—	$568,181

Segment operating earnings (losses) (2)	4,255	2,264	(716)	—	5,803
Depreciation and amortization	1,611	2,957	281	—	4,849
Property and equipment additions (3)	443	4,904	980	—	6,327

Three Months Ended September 30, 2020
Segment revenues	$245,184	$21,720	$—	$—	$266,904
Less: Intersegment revenues	—	—	—	—	—
Revenues	$245,184	$21,720	$—	$—	$266,904

Segment operating earnings (losses) (2)	5,869	1,592	—	—	7,461
Depreciation and amortization	1,836	3,023	—	—	4,859
Property and equipment additions (3) (4)	684	(32)	—	57	709

Nine Months Ended September 30, 2021
Segment revenues (1)	$1,310,343	$69,670	$1,808	$—	$1,381,821
Less: Intersegment revenues (1)	—	(112)	(1,293)	—	(1,405)
Revenues	$1,310,343	$69,558	$515	$—	$1,380,416

Segment operating earnings (losses) (2)	19,643	4,520	(1,837)	—	22,326
Depreciation and amortization	5,050	8,895	758	—	14,703
Property and equipment additions (3) (4)	1,145	7,607	1,169	8	9,929

Nine Months Ended September 30, 2020
Segment revenues	$722,546	$50,121	$—	$—	$772,667
Less: Intersegment revenues	—	—	—	—	—
Revenues	$722,546	$50,121	$—	$—	$772,667

Segment operating earnings (losses) (2)	(4,952)	1,033	—	—	(3,919)
Depreciation and amortization	5,700	7,910	—	—	13,610
Property and equipment additions (3) (4)	2,734	332	—	523	3,589
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
(2)Our crude oil marketing segment’s operating (losses) earnings included inventory valuation losses of $0.3 million and $12 thousand for the three months ended September 30, 2021 and 2020, respectively. For the

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
nine months ended September 30, 2021 and 2020, our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $10.3 million and inventory valuation losses of $18.2 million, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the three and nine months ended September 30, 2021 and 2020. See Note 14 for further information.
(4)Amounts included in property and equipment additions for Other are additions for computer equipment and leasehold improvements at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

Segment operating earnings (losses) reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Segment operating earnings (losses)	$5,803	$7,461	$22,326	$(3,919)
General and administrative	(3,502)	(1,405)	(9,839)	(7,030)
Operating earnings (losses)	2,301	6,056	12,487	(10,949)
Interest and other income	37	105	233	614
Interest expense	(178)	(70)	(602)	(288)
Earnings (losses) before income taxes	$2,160	$6,091	$12,118	$(10,623)

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020

Reporting segment:
Crude oil marketing	$163,053	$128,441
Transportation	67,574	72,247
Pipeline and storage	25,662	24,541
Cash and other (1)	114,136	70,958
Total assets	$370,425	$296,187
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

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Affiliate billings to us	$1	$(15)	$13	$17
Billings to affiliates	4	1	10	3
Rentals paid to affiliate	144	256	461	500

During the nine months ended September 30, 2021, we purchased ten pickup trucks totaling approximately $0.5 million from West Point Buick GMC, an affiliate of KSA.

Note 9. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020

Accrued purchase price for VEX acquisition	$—	$10,000
Accrual for payroll, benefits and bonuses	4,997	6,575
Accrued automobile and workers’ compensation claims	4,835	3,171
Accrued medical claims	1,654	915
Accrued taxes	938	772
Other	660	910
Total other current liabilities	$13,084	$22,343

Note 10. Credit Agreement

On May 4, 2021, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility (the “Revolving Credit Facility”), which will mature on May 4, 2024, subject to our compliance with certain financial covenants. At September 30, 2021, we had $8.0 million of borrowings outstanding under the Credit Agreement at a weighted average interest rate of 2.75 percent per annum and $5.5 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum.

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

Under the Credit Agreement, we are required to maintain compliance with the following financial covenants on a pro forma basis, after giving effect to any borrowings (in each case commencing with the fiscal quarter ending June 30, 2021): (i) the Consolidated Total Leverage Ratio, which is the ratio of (a) Consolidated Funded Indebtedness on such date to (b) Consolidated EBITDA for the most recently completed Reference Period shall not be greater than 3.00 to 1.00; (ii) the Current Ratio, which is (a) consolidated current assets to (b) consolidated current liabilities, in each case with certain exclusions, shall not be less than 1.25 to 1.00; (iii) Consolidated Interest Coverage Ratio, which is the ratio of (a) Consolidated EBITDA for the most recently completed Reference Period to (b) Consolidated Interest Expense for the most recently completed Reference Period shall be not be less than 3.00 to 1.00; and (iv) the Consolidated Tangible Net Worth, which is (a) our shareholders’ equity as shown on our consolidated statement of financial position, with certain exclusions, minus (b) all goodwill and intangible assets as of such date, shall not be less than $100.0 million. The Reference Period is the most recently completed four consecutive fiscal quarters.

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

At September 30, 2021, we were in compliance with all covenants under the Credit Agreement. We incurred $0.3 million of debt issuance costs, which are included in other assets and are being amortized to interest expense over the term of the Credit Agreement.

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

At September 30, 2021, we had in place nine commodity purchase and sale contracts which had a fair value associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately 740 barrels per day of crude oil during October 2021 through December 2021 and approximately 194 barrels per day of crude oil during January 2022 through December 2022.
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
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
September 30, 2021
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$1,005	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	964	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$1,005	$—	$964	$—

December 31, 2020
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$61	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	52	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$61	$—	$52	$—

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At September 30, 2021 and December 31, 2020, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues – marketing	$6	$(9)	$31	$3

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
September 30, 2021
Derivatives:
Current assets	$—	$1,005	$—	$—	$1,005
Current liabilities	—	(964)	—	—	(964)
Net value	$—	$41	$—	$—	$41

December 31, 2020
Derivatives:
Current assets	$—	$61	$—	$—	$61
Current liabilities	—	(52)	—	—	(52)
Net value	$—	$9	$—	$—	$9

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At September 30, 2021 and December 31, 2020, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through September 30, 2021, a total of 38,525 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Compensation expense	$224	$149	$641	$453

At September 30, 2021 and December 31, 2020, we had $71,500 and $50,800, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2021	27,490	$28.64
Granted (2)	26,369	$29.70
Vested	(14,244)	$30.20
Forfeited	(764)	$28.71
Restricted stock unit awards at September 30, 2021	38,851	$28.79
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2021 was $0.8 million based on a grant date market price of our common shares ranging from $29.70 to $30.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.6 million at September 30, 2021. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2021	16,241	$27.67
Granted (2)	12,205	$29.70
Vested	(2,461)	$43.00
Forfeited	—	$—
Performance share unit awards at September 30, 2021	25,985	$27.17
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2021 was $0.4 million based on a grant date market price of our common shares of $29.70 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.5 million at September 30, 2021. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.1 years.

Note 13. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020

Cash paid for interest	$602	$288
Cash paid for federal and state income taxes	1,297	419
Cash refund for NOL carryback under CARES Act	3,712	2,703

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(72)	(1,232)
Property and equipment acquired under finance leases	2,083	1,655

See Note 14 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of ROU assets	$1,184	$622	$3,534	$1,728
Interest on lease liabilities	101	70	321	212
Operating lease cost	643	681	1,890	2,038
Short-term lease cost	3,701	3,085	10,399	7,756
Variable lease cost	2	—	4	—
Total lease expense	$5,631	$4,458	$16,148	$11,734

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,886	$2,037
Operating cash flows from finance leases	260	295
Financing cash flows from finance leases	3,240	1,677

ROU assets obtained in exchange for new lease liabilities:
Finance leases	2,083	1,655
Operating leases	1,157	630
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
Weighted-average remaining lease term (years):
Finance leases	3.75	3.18
Operating leases	4.06	4.46

Weighted-average discount rate:
Finance leases	2.7%	4.3%
Operating leases	3.8%	4.4%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020
Assets
Finance lease ROU assets (1)	$13,800	$15,251
Operating lease ROU assets	7,551	8,051

Liabilities
Current
Finance lease liabilities	4,028	4,112
Operating lease liabilities	2,201	2,050
Noncurrent
Finance lease liabilities	10,434	11,507
Operating lease liabilities	5,353	6,000
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at September 30, 2021 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2021	$1,219	$657
2022	3,941	2,343
2023	3,143	2,022
2024	2,348	1,874
2025	3,771	394
Thereafter	801	788
Total lease payments	15,223	8,078
Less: Interest	(761)	(524)
Present value of lease liabilities	14,462	7,554
Less: Current portion of lease obligation	(4,028)	(2,201)
Total long-term lease obligation	$10,434	$5,353

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2020 (in thousands):

	Finance	Operating
	Lease	Lease

2021	$4,496	$2,343
2022	3,562	2,002
2023	2,764	1,821
2024	1,969	1,700
2025	2,992	222
Thereafter	802	675
Total lease payments	16,585	8,763
Less: Interest	(966)	(713)
Present value of lease liabilities	15,619	8,050
Less: Current portion of lease obligation	(4,112)	(2,050)
Total long-term lease obligation	$11,507	$6,000

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020

Pre-funded premiums for losses incurred but not reported	$51	$55
Accrued automobile and workers’ compensation claims	4,835	3,171
Accrued medical claims	1,654	915

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

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2020 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Recent Developments and Outlook

COVID-19 Update

The global COVID-19 outbreak, associated countermeasures implemented by governments around the world, as well as increased business uncertainty, changes in consumer behavior related to the slowdown of the economy and the disruption of historical supply and demand patterns during 2020 resulted in a decline in our crude oil marketing operations and significantly decreased demand for our transportation services through global shutdowns and supply chain and operational disruptions at times during 2020. We took a variety of actions in 2020 to help mitigate the financial impact, including executing temporary cost saving measures and reducing our capital spending. As economic conditions improve, we have begun to resume normal capital spending activities, but may implement additional cost saving measures in the future, if needed.

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

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings (losses) and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change (1)	2021	2020	Change (1)

Revenues	$543,228	$245,184	122%	$1,310,343	$722,546	81%
Operating earnings (losses) (2)	4,255	5,869	(28%)	19,643	(4,952)	(497%)
Depreciation and amortization	1,611	1,836	(12%)	5,050	5,700	(11%)
Driver compensation	4,507	4,579	(2%)	13,193	13,961	(6%)
Insurance	1,813	553	228%	5,659	5,193	9%
Fuel	2,086	1,372	52%	5,798	4,538	28%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings (losses) included inventory valuation losses of $0.3 million and $12 thousand for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $10.3 million and inventory valuation losses of $18.2 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Field level purchase volumes – per day (1)
Crude oil – barrels	91,941	90,896	88,186	93,762

Average purchase price
Crude oil – per barrel	$67.81	$37.12	$62.28	$36.38
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020. Crude oil marketing revenues increased by $298.0 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $291.8 million and higher overall crude oil volumes, which increased revenues by approximately $6.2 million. The average crude oil price received was $37.12 during the three months ended September 30, 2020, which increased to $67.81 during the three months ended September 30, 2021. The 2020 period was impacted by a lower market price of crude oil due to the effects of the COVID-19 outbreak and the delay of OPEC to agree on crude oil production levels, both of which resulted in market disruptions that decreased the demand for and price of crude oil during the three months ended September 30, 2020. The 2021 period was affected by increased demand for crude oil, but with less supply as production has not yet increased to previous levels, thus increasing the market price of crude oil.

Our crude oil marketing operating earnings decreased by $1.6 million during the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to inventory valuation changes (as shown in the table below) and higher fuel and insurance costs, partially offset by higher crude oil prices and volumes.

Driver compensation decreased by $0.1 million during the three months ended September 30, 2021 as compared to the same period in 2020, primarily as a result of an overall decrease in the number of drivers in the current period.

Insurance costs increased by $1.3 million during the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to favorable adjustments to reserves in the 2020 period for insurance claims resulting from our favorable safety record over the policy period, partially offset by a lower overall driver count in the 2021 period. Fuel costs increased by $0.7 million during the three months ended September 30, 2021 as compared to the same period in 2020, consistent with an increase in crude oil volumes in the current period and higher fuel prices.

Depreciation and amortization expense decreased by $0.2 million during the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2020 and 2021.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020. Crude oil marketing revenues increased by $587.8 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $678.4 million, partially offset by lower overall crude oil volumes, which decreased revenues by approximately $90.6 million. The average crude oil price received was $36.38 during the nine months ended September 30, 2020, which increased to $62.28 during the nine months ended September 30, 2021. Volumes decreased and the market price of crude oil increased during the 2021 period as compared to the prior year period as a result of increased competition for supply from shippers and marketers to fill obligations to pipelines with the lower crude oil production available.

Our crude oil marketing operating (losses) earnings for the nine months ended September 30, 2021 increased by $24.6 million, from a loss of $5.0 million during the 2020 period to earnings of $19.6 million in the 2021 period, primarily due to inventory valuation changes (as shown in the table below) and higher revenues due to higher crude oil prices and lower driver compensation costs, partially offset by higher fuel costs and lower crude oil volumes.

Driver compensation decreased by $0.8 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily as a result of an overall decrease in the number of drivers required for volumes transported in the 2021 period as compared to the 2020 period.

Insurance costs increased by $0.5 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to favorable adjustments to reserves in the 2020 period for insurance claims resulting from our favorable safety record over the policy period, partially offset by a lower driver count and lower miles driven in the 2021 period. Fuel costs increased by $1.3 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to higher fuel prices in the current period.

Depreciation and amortization expense decreased by $0.7 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2020 and 2021.

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

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings (losses) is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

As reported segment operating earnings (losses) (1)	$4,255	$5,869	$19,643	$(4,952)
Add (subtract):
Inventory liquidation gains	—	—	(10,282)	—
Inventory valuation losses	311	12	—	18,196
Derivative valuation (gains) losses	(8)	9	(32)	(3)
Field level operating earnings (2)	$4,558	$5,890	$9,329	$13,241
_______________
(1)Our crude oil marketing segment’s operating earnings (losses) included inventory valuation losses of $0.3 million and $12 thousand for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $10.3 million and inventory valuation losses of $18.2 million, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings decreased during the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to higher fuel and insurance costs, partially offset by higher crude oil prices and volumes. During the nine months ended September 30, 2021, field level operating earnings decreased as compared to the same period in 2020 due to higher fuel and insurance costs and lower crude oil volumes, partially offset by higher revenues due to higher crude oil prices and lower driver compensation costs.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	September 30, 2021		December 31, 2020
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	340,276	$71.48	421,759	$45.83

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2020 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change (1)	2021	2020	Change (1)

Revenues	$24,826	$21,720	14%	$69,558	$50,121	39%
Operating earnings	$2,264	$1,592	42%	$4,520	$1,033	338%
Depreciation and amortization	$2,957	$3,023	(2%)	$8,895	$7,910	12%
Driver commissions	$3,710	$4,069	(9%)	$11,181	$8,627	30%
Insurance	$2,143	$1,711	25%	$6,455	$4,797	35%
Fuel	$1,973	$1,599	23%	$5,953	$3,486	71%
Maintenance expense	$1,027	$1,295	(21%)	$3,001	$2,746	9%
Mileage (000s)	6,931	7,625	(9%)	21,109	16,755	26%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Total transportation revenue	$24,826	$21,720	$69,558	$50,121
Diesel fuel cost	(1,973)	(1,599)	(5,953)	(3,486)
Revenues, net of fuel costs (1)	$22,853	$20,121	$63,605	$46,635
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020. Transportation revenues increased by $3.1 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Transportation revenues, net of fuel costs, increased by $2.7 million during the three months ended September 30, 2021, as compared to the prior year period. Revenues increased primarily due to increased transportation rates during the 2021 period, as we have been working with our customers to increase our transportation rates. In addition, as a result of customer demand, we opened three new terminals during the third quarter of 2021. These terminals, located in West Memphis, Arkansas, Charleston, West Virginia and Joliet, Illinois, increased revenues by approximately $0.6 million during the third quarter of 2021 as the startup efforts began. Revenues also increased as a result of increased activity with the customers related to the acquisition of substantially all of the transportation assets of CTL Transportation, LLC, a subsidiary of Comcar Industries, Inc. (the “CTL acquisition”) in June 2020. On June 26, 2020, we completed the CTL acquisition, which added new customers, new market areas and new product lines to our portfolio. As a result of the CTL acquisition, we added services to new and existing customers in six new market areas, including new terminals in Louisiana, Missouri, Ohio, Georgia and Florida. We also hired approximately 140 additional drivers in connection with this acquisition.

The adverse economic effects of the COVID-19 outbreak, including the continued restrictions in place by governments, changes in consumer behavior related to the slowdown of the economy and the disruption of historical supply and demand patterns, decreased demand for our transportation services during early to mid-2020. However, during the second half of 2020, demand for transportation of chemicals and personal care products, along with automotive plants coming back online and strong home building product lines, resulted in an increase in our transportation operations, which has continued into 2021. In February 2021, a severe winter storm and resulting power outages affected Texas, which resulted in a significant decline in transportation services for over a week and a temporary loss of revenues. When production and customer facilities resumed normal operating conditions, demand for truck transportation increased to even higher levels as a result of the disruption of the supply chain normally serviced by rail capacity shifting to truck transportation in an effort to get products to the end users in a more timely manner.

Our transportation operating earnings increased by $0.7 million for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to increased transportation rates and higher revenues as a result of the CTL acquisition, lower depreciation and amortization expense related to the timing of new assets placed into service and lower maintenance expense, partially offset by higher insurance and fuel costs.

Driver commissions decreased by $0.4 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to the impact of Hurricane Ida in August 2021, which affected our Louisiana operations, resulting in a loss of days worked by drivers in the area, thus decreasing driver commissions. The impact of the storm affected our Louisiana locations through mid-September.

Fuel costs increased by $0.4 million during the three months ended September 30, 2021 as compared to the same period in 2020, primarily as a result of an increase in the price of fuel during the 2021 period. Insurance costs increased by $0.4 million during the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to higher insurance premiums during the 2021 period.

Depreciation and amortization expense decreased by $0.1 million during the three months ended September 30, 2021 as compared to the same period in 2020, primarily as a result of the timing of purchases of new tractors and trailers in 2021.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020. Transportation revenues increased by $19.4 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily as a result of the CTL acquisition in June 2020, an increase in business activities as a result of continued market recovery after COVID-19 lockdowns, higher transportation rates and the additional revenues associated with our new terminals. The 2020 period was impacted by decreases in certain business activities of our customers as a result of the COVID-19 outbreak resulting in lower miles traveled. Revenues, net of fuel cost, increased by $17.0 million during the nine months ended September 30, 2021, primarily as a result of the higher transportation revenues and increased miles traveled during the 2021 period.

Our transportation operating earnings for the nine months ended September 30, 2021 increased by $3.5 million as compared to the same period in 2020, primarily due to higher revenues and increased miles traveled during the 2021 period, partially offset by higher depreciation and amortization expense related to the CTL acquisition and new assets placed into service, and higher insurance and fuel costs, maintenance expense and other operating expenses.

Driver commissions increased by $2.6 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a higher driver count, increased miles driven in the 2021 period and an increase in driver pay in mid-2021, partially offset by the impact of Hurricane Ida at our Louisiana locations.

Fuel costs increased by $2.5 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily as a result of the CTL acquisition, which increased the number of miles traveled during the 2021 period, and an increase in the price of fuel. Insurance costs increased by $1.7 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to the CTL acquisition which resulted in a higher driver count, increased miles driven in the 2021 period and higher insurance premiums.

Depreciation and amortization expense increased by $1.0 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily as a result of the CTL asset acquisition in June 2020 and the purchase and lease of new tractors and trailers in late 2020 and in 2021.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the period indicated (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021

Segment revenues (1)	$738	$1,808
Less: Intersegment revenues (1)	(611)	(1,293)
Revenues	$127	$515

Operating losses	(716)	(1,837)
Depreciation and amortization	281	758
Insurance	169	527
_______________
(1)Segment revenues represent revenues from the crude oil marketing segment, which are eliminated in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021

Pipeline throughput	9,759	6,889
Terminalling	9,159	7,408

We are continuing to focus on opportunities to increase our pipeline and storage capacity utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we are exploring new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

General and Administrative Expense

General and administrative expense increased by $2.1 million during the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to higher salaries and wages and related personnel costs, insurance costs and outside service costs, partially offset by lower legal fees and office rental costs. The 2020 period included a higher office rental costs due to a true-up of common area maintenance fees.

General and administrative expense increased by $2.8 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to higher salaries and wages and related personnel costs, insurance costs and outside service costs, partially offset by lower legal fees.

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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018 and 2019. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We also carried back the NOL for the fiscal year 2019 to 2014, and in April 2021, we received a cash refund of approximately $3.7 million. We have an income tax receivable at September 30, 2021, of approximately $6.8 million for the benefit of carrying back the NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivable was recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Liquidity and Capital Resources

Liquidity

Our liquidity is from our cash balance and net cash provided by operating activities and is therefore dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

On May 4, 2021, we entered into the Credit Agreement with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility, which will mature on May 4, 2024, subject to our compliance with certain financial covenants. At September 30, 2021, we had $8.0 million of borrowings outstanding under the Credit Agreement at a weighted average interest rate of 2.75 percent per annum. At September 30, 2021, we had $5.5 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020

Cash and cash equivalents	$95,634	$39,293
Working capital	90,524	72,965

Our cash balance at September 30, 2021 increased by 143 percent from December 31, 2020, as discussed further below. We believe current cash balances, the availability under our Credit Agreement, expected cash generated from future operations and the ease of financing truck and trailer additions through leasing arrangements (should the need arise) will be sufficient to meet our short-term and long-term liquidity needs.

On December 23, 2020, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”). Pursuant to the ATM Agreement, we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price the shares will be sold at will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the three and nine months ended September 30, 2021, we received net proceeds of approximately $2.5 million (net of offering costs to B. Riley Securities, Inc. of $0.1 million) from the sale of 86,323 of our common shares at an average price per share of approximately $30.67 under this agreement.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020

Cash provided by (used in):
Operating activities	$64,232	$(50,090)
Investing activities	(8,043)	(9,343)
Financing activities	(5,832)	(4,851)

Operating activities. Net cash flows provided by operating activities was $64.2 million for the nine months ended September 30, 2021 as compared to net cash flows used in operating activities of $50.1 million for the nine months ended September 30, 2020. The increase in net cash flows from operating activities of $114.3 million was primarily due to higher earnings in the current period and changes in our working capital accounts.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020

Early payments received	$41,030	$939
Prepayments to suppliers	8,445	1,085

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2020, we received a small amount of early payments from certain customers in our crude oil marketing operations, while during September 2021, early payments from customers increased significantly. Our cash balance increased by approximately $56.3 million as of September 30, 2021 relative to the year ended December 31, 2020 primarily as a result of the timing of the receipt of these early payments received during each period resulting from an increase in crude oil marketing activities.

Investing activities. Net cash flows used in investing activities for the nine months ended September 30, 2021 decreased by $1.3 million as compared to the same period in 2020. This decrease in net cash flows used in investing activities was primarily due to a payment of $9.2 million in June 2020 for the acquisition of CTL transportation assets. This decrease in net cash flows used in investing activities was partially offset by an increase of $6.3 million in capital spending for property and equipment (see following table), a decrease of $1.1 million in insurance and state collateral refunds and a decrease of $0.4 million in cash proceeds from the sales of assets.

Capital spending was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Crude oil marketing (1)	$1,145	$2,734
Transportation (2)	7,607	332
Pipeline and storage (3)	1,169	—
Other (4)	8	523
Capital spending	$9,929	$3,589
_______________
(1)2021 amount relates to the purchase of field equipment, and the 2020 amount primarily relates to the purchase of 16 tractors and other field equipment.
(2)2021 amount relates to the purchase of 52 trailers, of which 11 are expected to be placed into service during the fourth quarter of 2021, 26 tractors, of which 16 are expected to be placed into service during the fourth quarter of 2021, and computer software and equipment. 2020 amount primarily relates to the purchase of other field equipment and computer software and equipment.
(3)2021 amount relates to the purchase of field equipment.
(4)2021 amount relates to the purchase of computer software and equipment, and the 2020 amount relates to leasehold improvements, both at our corporate headquarters and both of which are not attributed to any of our reporting segments.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2021 increased by $1.0 million as compared to the same period in 2020. The increase was primarily due to the payment of the $10.0 million outstanding payable related to the purchase of the VEX pipeline in October 2020 and an increase of $1.6 million in principal repayments made for finance lease obligations. See “Other Items” below for further information regarding our finance leases. During both of the nine months ended September 30, 2021 and 2020, we paid cash dividends of $0.72 per common share, or a total of $3.1 million. These increases were partially offset by the borrowing of $8.0 million under the Credit Agreement, which was primarily used to repay the amount due for the remaining purchase price of the VEX pipeline. During the nine months ended September 30, 2021, we received net proceeds of approximately $2.5 million from the sale of 86,323 of our common shares under the ATM Agreement.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2021 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$8,036	$8,036	$—	$—	$—
Finance lease obligations (2)	15,223	4,333	5,739	5,151	—
Operating lease obligations (3)	8,078	2,444	3,985	1,139	510
Purchase obligations (4)	7,682	7,682	—	—	—
Total contractual obligations	$39,019	$22,495	$9,724	$6,290	$510
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
(4)Amount represents commitments to purchase 5 new tractors in our transportation business and 48 new tractors in our crude oil marketing business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our entry in the Credit Agreement, we are exposed to the risk of changes in interest rates. At September 30, 2021, we had $8.0 million of borrowings outstanding under the Credit Agreement at a weighted average interest rate of 2.75 percent per annum. A 10 percent increase or decrease in the interest rate as of September 30, 2021 would not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under our Credit Agreement, we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility, subject to our compliance with certain covenants. At September 30, 2021, we had $8.0 million of borrowings outstanding and $5.5 million of letters of credit issued under the Credit Agreement.

The terms of our Credit Agreement restrict our ability to, among other things (and subject in each case, to various exceptions and conditions):

•incur additional indebtedness,
•create additional liens on our assets,
•make certain investments,
•dispose of our assets or engage in a merger or other similar transaction, or
•engage in transactions with affiliates.

We are also required to maintain compliance with the following financial covenants on a pro forma basis, after giving effect to any borrowings (in each case commencing with the fiscal quarter ending June 30, 2021): (i) the Consolidated Total Leverage Ratio, which is the ratio of (a) Consolidated Funded Indebtedness on such date to (b) Consolidated EBITDA for the most recently completed Reference Period shall not be greater than 3.00 to 1.00; (ii) the Current Ratio, which is (a) consolidated current assets to (b) consolidated current liabilities, in each case with certain exclusions, shall not be less than 1.25 to 1.00; (iii) Consolidated Interest Coverage Ratio, which is the ratio of (a) Consolidated EBITDA for the most recently completed Reference Period to (b) Consolidated Interest Expense for the most recently completed Reference Period shall be not be less than 3.00 to 1.00; and (iv) the Consolidated Tangible Net Worth, which is (a) our shareholders’ equity as shown on our consolidated statement of financial position, with certain exclusions, minus (b) all goodwill and intangible assets as of such date, shall not be less than $100.0 million. The Reference Period is the most recently completed four consecutive fiscal quarters.

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

At September 30, 2021, we were in compliance with all financial covenants. However, if in the future there are economic declines, we can make no assurance that these declines will not negatively impact our financial results and, in turn, our ability to meet these financial covenant requirements. If we fail to comply with certain covenants, including our financial covenants, we could be in default under our Credit Agreement. In the event of such a default, the lenders under the Credit Agreement are entitled to take various actions, including the acceleration of the maturity of all loans and to take all actions permitted to be taken by a secured creditor against the collateral under the related security documents and applicable law. Any of these events could adversely affect our business, financial condition and results of operations.

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	November 4, 2021	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)