Form 10-K
period 2021-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2022-03-09
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the Company’s voting and non-voting common shares held by non-affiliates as of the close of business on June 30, 2021 was $63,547,304 based on the closing price of $27.69 per one share of common stock as reported on the NYSE American LLC for such date. There were 4,367,866 shares of Common Stock outstanding at March 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2022 are incorporated by reference into Part III of this annual report on Form 10-K.

ADAMS RESOURCES & ENERGY, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2021 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART I

Items 1 and 2. Business and Properties.

General

Adams Resources & Energy, Inc. (“AE”) is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC (“NYSE American”) under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with nineteen terminals across the U.S. Our headquarters are located in 22,197 square feet of office space located at 17 South Briar Hollow Lane, Suite 100, Houston, Texas 77027. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

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

2021 Developments

COVID-19 Update

The outbreak of the novel coronavirus (“COVID-19”) in 2019 has evolved into a continuing global pandemic that has spread to many regions of the world, including the areas of the U.S. where we operate. In an attempt to control the spread of the virus, significant governmental measures have been implemented, including quarantines, travel restrictions, business shutdowns, restrictions on non-essential activities in the U.S. and abroad and vaccine mandates. The ongoing pandemic has resulted in a number of adverse economic effects, including changes in consumer behavior related to the economic slowdown, disruption of historical supply and demand patterns, and changes in the work force, which has affected our business and the businesses of our customers. These adverse economic effects of the COVID-19 outbreak have impacted our crude oil marketing operations and our transportation services.

The COVID-19 pandemic has created business challenges primarily related to changes in the work force, which has impacted our ability to hire and retain qualified truck drivers in both of our business units, and issues with the supply chain, resulting in delays in purchasing items, including new tractors. While demand for transportation of products and demand for crude oil has increased from 2020 levels during the initial months of the pandemic, our growth in 2021 has been limited in certain markets by the availability of truck drivers.

Our primary focus continues to be the safety of our employees and operations while providing uninterrupted service to our customers. We continue to maintain the safety protocols we established, including encouraging our employees to seek vaccination when eligible. We are dependent on our workforce of truck drivers to transport crude oil and products for our customers. Developments such as social distancing and shelter-in-place directives thus far have not had a significant impact on our ability to deploy our workforce effectively as the transportation industry has been deemed an essential service under current Cybersecurity and Infrastructure Security Agency guidelines. We have taken measures to seek to ensure the safety of our employees and operations while maintaining uninterrupted service to our customers. The safety of our employees and operations while providing uninterrupted service to our customers remains our primary focus.

We have also been seeking ways to overcome supply shortages in tractors, by additional maintenance to extend vehicle lives, shortages in tires and other inventory by having additional items on hand and increases in the price of diesel fuel by continuing to pass costs through to customers or attempting to reduce costs through efficiencies.

We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. While we consider the overall effects of the pandemic to be temporary, if the pandemic and its economic effects continue, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, it may have a material adverse effect on our results of future operations, financial position and liquidity.

We plan to continue to operate our remaining business segments with internally generated cash flows and borrowings under the Credit Agreement (discussed further below) during 2022, but we intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities, as well as on the hiring and retention of qualified truck drivers. During 2022, we plan to continue our efforts to diversify service offerings and leverage back haul opportunities in our transportation segment, and we plan to grow in new or existing areas with our crude oil marketing segment, while focusing on opportunities to increase our pipeline and storage capacity utilization.

Credit Agreement

On May 4, 2021, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility, which will mature on May 4, 2024, subject to our compliance with certain financial covenants. See Note 12 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Business Segments

Crude Oil Marketing

Our crude oil marketing segment consists of the operations of our wholly owned subsidiary, GulfMark Energy, Inc. (“GulfMark”). Our crude oil marketing activities generate revenue from the sale and delivery of crude oil purchased either directly from producers or from others on the open market. We also derive revenue from third party transportation contracts. We purchase crude oil and arrange sales and deliveries to refiners and other customers, primarily onshore in Texas, Oklahoma, North Dakota, Michigan, Wyoming and Louisiana.

Our crude oil marketing activities includes a fleet of 201 tractor-trailer rigs, the majority of which we own and operate, used to transport crude oil. We also maintain approximately 180 pipeline inventory locations or injection stations. We have the ability to barge crude oil from six crude oil storage facilities along the Intracoastal Waterway of Texas and Louisiana, and we have access to approximately 889,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for our products.

The following table shows the age of our owned and leased tractors and trailers within our crude oil marketing segment at December 31, 2021:

	Tractors (1)	Trailers

Model Year:
2021	40	—
2020	51	—
2019	38	—
2018	15	—
2017	4	—
2015	37	29
2014	11	33
2013	1	41
2012	1	30
2011	3	109
2010 and earlier	—	40
Total	201	282
____________________
(1)Includes forty 2021 tractors, thirty 2019 tractors and fifteen 2018 tractors that we lease from a third party under finance lease agreements. See Note 17 in the Notes to Consolidated Financial Statements for further information.

We purchase crude oil at the field (wellhead) level. Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Field level purchase volumes – per day (1)
Crude oil – barrels	89,061	91,957	107,383

Average purchase price
Crude oil – per barrel	$65.48	$36.90	$56.28
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.

Field level purchase volumes depict our day-to-day operations of acquiring crude oil at the wellhead, transporting crude oil, and delivering it to market sales points. We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	December 31,
	2021		2020		2019
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	259,489	$71.86	421,759	$45.83	426,397	$61.93

We deliver physical supplies to refinery customers or enter into commodity exchange transactions from time to time to protect from a decline in inventory valuation. During the year ended December 31, 2021, we had sales to two customers that comprised approximately 23.7 percent and 11.6 percent, respectively, of total consolidated revenues. We believe alternative market outlets for our commodity sales are readily available and a loss of any of these customers would not have a material adverse effect on our operations. See Note 19 in the Notes to Consolidated Financial Statements for further information regarding credit risk.

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

STC operates nineteen truck terminals in ten states: (i) Texas, with terminals in Houston, Corpus Christi, Nederland and Freeport; (ii) Louisiana, with terminals in Baton Rouge (St. Gabriel), St. Rose, Boutte and Sterlington; (iii) Florida, with terminals in Jacksonville and Tampa; (iv) Georgia, with terminals in Atlanta and Augusta; (v) Mobile, Alabama; (vi) Charlotte, North Carolina; (vii) Cincinnati, Ohio; (viii) South Charleston, West Virginia; (ix) West Memphis, Arkansas; and (x) Illinois, with terminals in East St. Louis and Joliet. The St. Gabriel, Louisiana and the Corpus Christi, Texas terminals are situated on 11.5 acres and 3.5 acres, respectively, that we own, and both include an office building, maintenance bays and tank cleaning facilities.

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

The following table shows the age of our owned and leased tractors and trailers within our transportation segment at December 31, 2021:

	Tractors (1) (2)	Trailers (3)

Model Year:
2022	28	50
2021	33	12
2020	137	100
2019	82	—
2018	1	20
2016	29	6
2015	13	76
2014	—	34
2013	—	5
2012	—	30
2008 and earlier	—	504
Total	323	837
____________________
(1)Excludes 83 contracted independent owner operator tractors.
(2)Includes thirty-three 2021 tractors that we lease from a third party under finance lease agreements.
(3)Includes twenty 2020 and twenty 2018 trailers that we lease from a third party under a finance lease agreement. See Note 17 in the Notes to Consolidated Financial Statements for further information.

Miles traveled was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Mileage (1)	27,902	24,239	20,535
____________________
(1)The increase in mileage from 2019 to 2021 is primarily due to the acquisition of substantially all of the transportation assets of Comcar’s subsidiary, CTL Transportation, LLC (“CTL”) in June 2020, which added services to new and existing customers, new product lines and six new market areas to our transportation segment portfolio. See Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for further information.

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

STC is a member of Texas TRANSCAER®, a non-profit organization with membership from the chemical, transportation and emergency response industries. The mission of Texas TRANSCAER® is to promote safe transportation and handling of hazardous materials, educate about the safety and security of hazardous materials that are transported through communities, and provide education and training for emergency responders along transportation routes. As members of Texas TRANSCAER®, STC Safety Personnel assist with training events for first responders all over Texas.

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

Inflation

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, inflation has been fairly modest with its impacts mostly related to the price of equipment and tires and compensation paid to drivers.

In addition to inflation, fluctuations in fuel prices can affect profitability. Most of our transportation contracts with customers contain fuel surcharge provisions. Although we historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, there is no guarantee that this will be possible in the future. See “Part I, Item 1A. Risk Factors.”

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

We have, where appropriate, implemented operating procedures at each of our facilities designed to assure compliance with environmental laws and regulation. However, given the nature of our business, we are subject to environmental risks, and the possibility remains that our ownership of our facilities and our operations and activities could result in civil or criminal enforcement and public as well as private actions against us, which may necessitate or generate mandatory cleanup activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on us. See “Item 1A. Risk Factors” for further discussion. At December 31, 2021, we are not aware of any unresolved environmental issues for which additional accounting accruals are necessary.

Human Capital Resources

General

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

Employees

At December 31, 2021, we employed 710 persons, of which 469, or 66 percent, were truck drivers. We believe our employee relations are satisfactory, and none of our employees are subject to union contracts or part of a collective bargaining unit.

Independent Contractors

In addition to company drivers, we enter into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for an agreed upon fee structure. At December 31, 2021, we had 83 independent contractor operated tractors, which comprised approximately 15 percent of our professional truck driving fleet.

Health and Safety

Safety is one of our guiding principles as we are committed to providing our employees a safe working environment. We have implemented safety programs and management practices to promote a culture of safety. We are continuously working toward maintaining a strong safety culture and to emphasizing the importance of our employees’ role in identifying, mitigating and communicating safety risks.

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

Diversity and Inclusion

We are committed to providing a professional work environment where all employees are treated with respect and dignity and provided with equal opportunities. We do not discriminate based upon race, religion, color, national origin, gender (including pregnancy, childbirth, or related medical conditions), sexual orientation, gender identity, gender expression, age, status as a protected veteran, status as an individual with a disability or other applicable legally protected characteristics. We also support the hiring of veterans and are honored to provide opportunities to men and women who have served their respective countries.

We also partner with the Women in Trucking Association to support our efforts to advance the careers of women and gender diversity. It is our goal to empower the professional development of all employees and to operate from a mindset of sharing, caring, inclusion and equity.

We support basic human rights throughout our business enterprise and prohibit the use of child, compulsory or forced labor. Our employees are strictly prohibited from using our equipment to transport, or our facilities to shelter, unauthorized persons, or to take any other act in support of human trafficking or human rights abuses. Employees are required to immediately report any human trafficking concerns to the appropriate law enforcement agency.

We work with Truckers Against Trafficking (“TAT”) to train all over-the-road drivers on how to spot and report signs of human trafficking. Our drivers receive training from TAT and become registered as TAT trained and certified.

Benefits

Our compensation and benefits programs are designed to attract, retain and motivate our employees and to reward them for their services and success. In addition to providing competitive salaries and other compensation opportunities, we offer comprehensive and competitive benefits to our eligible employees including, depending on location, life and health (medical, dental and vision) insurance, prescription drug benefits, flexible spending accounts, parental leave, disability coverage, mental and behavioral health resources, paid time off and retirement savings plan.

Federal and State Taxation

We are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). In accordance with the Code, we computed our income tax provision based on a 21 percent tax rate for the year ended December 31, 2021. We conduct a significant amount of business within the State of Texas. Texas operations are subject to a one-half percent state tax on its revenues net of cost of goods sold as defined by the state. We believe we are currently in compliance with all federal and state tax regulations.

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

The intrastate liquids pipeline transportation services we provide are subject to various state laws and regulations that apply to the rates we charge and the terms and conditions of the services we offer. Although state regulation typically is less onerous than FERC regulation, the rates we charge and the provision of our services may be subject to challenge.

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

Restrictions in our Credit Agreement reduce operating flexibility, and the Credit Agreement contains covenants and restrictions that create the potential for defaults, which could adversely affect our business, financial condition and results of operations.

Under our Credit Agreement, we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility, subject to our compliance with certain financial covenants. At December 31, 2021, we had no borrowings outstanding and $6.1 million of letters of credit issued under the Credit Agreement.

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

At December 31, 2021, we were in compliance with all financial covenants. However, if in the future there are economic declines, we can make no assurance that these declines will not negatively impact our financial results and, in turn, our ability to meet these financial covenant requirements. If we fail to comply with certain covenants, including our financial covenants, we could be in default under our Credit Agreement. In the event of such a default, the lenders under the Credit Agreement are entitled to take various actions, including the acceleration of the maturity of all loans and to take all actions permitted to be taken by a secured creditor against the collateral under the related security documents and applicable law. Any of these events could adversely affect our business, financial condition and results of operations.

In addition, these restrictions reduce our operating flexibility and could prevent us from exploiting certain investment, acquisition, or other time-sensitive business opportunities

Risk Related to our Industry

The ongoing COVID-19 pandemic and other health outbreaks could disrupt our operations and adversely impact our business and financial results.

The outbreak of COVID-19 in 2019 has evolved into a continuing global pandemic that has spread to many regions of the world, including the areas of the U.S. where we operate. In an attempt to control the spread of the virus, significant governmental measures have been implemented, including quarantines, travel restrictions, business shutdowns, restrictions on non-essential activities in the U.S. and abroad and vaccine mandates. The ongoing pandemic has resulted in a number of adverse economic effects, including changes in consumer behavior related to the economic slowdown, disruption of historical supply and demand patterns, and changes in the work force, which has affected our business and the businesses of our customers. These adverse economic effects of the COVID-19 outbreak have impacted our crude oil marketing operations and our transportation services.

The COVID-19 pandemic has created business challenges primarily related to changes in the work force, which has impacted our ability to hire and retain qualified truck drivers in both of our business units, and issues with the supply chain, resulting in delays in purchasing items, including new tractors. While demand for transportation of products and demand for crude oil has increased from 2020 levels during the initial months of the pandemic, our growth in 2021 has been limited in certain markets by the availability of truck drivers.

Our primary focus continues to be the safety of our employees and operations while providing uninterrupted service to our customers. We continue to maintain the safety protocols we established, including encouraging our employees to seek vaccination when eligible. We are dependent on our workforce of truck drivers to transport crude oil and products for our customers. Developments such as social distancing and shelter-in-place directives thus far have not had a significant impact on our ability to deploy our workforce effectively as the transportation industry has been deemed an essential service under current Cybersecurity and Infrastructure Security Agency guidelines. We have taken measures to seek to ensure the safety of our employees and operations while maintaining uninterrupted service to our customers. The safety of our employees and operations while providing uninterrupted service to our customers remains our primary focus.

We have also been seeking ways to overcome supply shortages in tractors, by additional maintenance to extend vehicle lives, shortages in tires and other inventory by having additional items on hand and increases in the price of diesel fuel by continuing to pass costs through to customers or attempting to reduce costs through efficiencies.

We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. While we consider the overall effects of the pandemic to be temporary, if the pandemic and its economic effects continue, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, it may have a material adverse effect on our results of future operations, financial position and liquidity.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our operations would be adversely impacted if a number of our administrative personnel, drivers or field personnel are infected and become ill or are quarantined. At this time, we believe that our business would generally be exempted from shelter-in-place orders or other mandated local travel restrictions as an essential service but there can be no assurance as the scope of quarantine orders imposed by local or state governments.

While the potential economic impact brought by and the duration of the pandemic or any new pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and financial results.

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

Increases in the price of diesel fuel and availability of diesel fuel could have an adverse effect on us.

As an integral part of our crude oil marketing and transportation businesses, we operate approximately 520 tractors, and diesel fuel costs are a significant component of our operating expenses. The market price for fuel can be extremely volatile and is affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

In our transportation segment, we typically incorporate a fuel surcharge provision in our customer contracts. During periods of high prices, we attempt to recoup rising diesel fuel costs through the pricing of our services. However, our customers may be able to negotiate contracts that minimize or eliminate our ability to pass on fuel price increases.

Our operations may also be adversely affected by any limit on the availability of fuel. Disruptions in the political climate in key oil producing regions in the world, particularly in the event of wars or other armed conflicts, could severely limit the availability of fuel in the U.S. In the event we face significant difficulty in obtaining fuel, our business, results of operations and financial condition would be materially adversely affected.

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

Cyber-attacks are becoming more sophisticated, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). These cybersecurity risks include cyber-attacks on both us and third parties who provide material services to us. In addition to disrupting operations, cyber security breaches could also affect our ability to operate or control our facilities, render data or systems unusable, or result in the theft of sensitive, confidential or customer information. These events could also damage our reputation, and result in losses from remedial actions, loss of business or potential liability to third parties.

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

See Note 18 in the Notes to Consolidated Financial Statements for further discussion.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE American under the ticker symbol “AE”. As of March 1, 2022, there were approximately 121 shareholders of record of our common shares, however, the actual number of beneficial holders of our common stock may be substantially greater than the stated number of holders of record because a substantial portion of our common stock is held in street name.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the total shareholder return performance of our common stock with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the S&P 500 Integrated Oil and Gas Index (“S&P Integrated Oil & Gas”). The graph assumes that $100 was invested in our common stock and each comparison index beginning on December 31, 2016 and that all dividends were reinvested on a quarterly basis on the ex-dividend dates. The graph was prepared under the applicable rules of the SEC based on data supplied by Research Data Group. The stock performance shown on the graph is not necessarily indicative of future price performance.

The information under the caption “Performance Graph” above is not deemed to be “filed” as part of the Annual Report on Form 10-K, and is not subject to the liability provisions of Section 18 of the Exchange Act. Such information will not be deemed incorporated by reference into any filing we make under the Securities Act unless we explicitly incorporate it into such filing at such time.

$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Adams Resources & Energy, Inc.
S&P 500
S&P Integrated Oil & Gas

	December 31,
	2016	2017	2018	2019	2020	2021

Adams Resources & Energy, Inc.	$100.00	$112.19	$101.92	$103.08	$67.73	$80.79
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Integrated Oil & Gas	100.00	102.08	88.84	95.23	63.40	96.89

Item 6.     [Reserved]

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

Overview of Business

Adams Resources & Energy, Inc. and its subsidiaries are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the U.S. We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with nineteen terminals across the U.S.

We operate and report in three business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; and (iii) pipeline transportation, terminalling and storage of crude oil. See Note 9 in the Notes to Consolidated Financial Statements for further information regarding our business segments.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change (1)	2019	Change (1)

Revenues	$1,930,042	$950,426	103.1%	$1,748,056	(45.6%)
Operating earnings (2)	25,243	2,974	748.8%	16,099	(81.5%)
Depreciation and amortization	6,673	7,421	(10.1%)	8,741	(15.1%)
Driver compensation	17,717	18,549	(4.5%)	22,754	(18.5%)
Insurance	6,193	6,109	1.4%	7,772	(21.4%)
Fuel	8,064	5,967	35.1%	8,979	(33.5%)
____________________
(1)Represents the percentage increase (decrease) from the prior year.
(2)Operating earnings included net inventory liquidation gains of $10.3 million, net inventory valuation losses of $15.0 million and net inventory liquidation gains of $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Field level purchase volumes – per day (1)
Crude oil – barrels	89,061	91,957	107,383

Average purchase price
Crude oil – per barrel	$65.48	$36.90	$56.28
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.

2021 compared to 2020. Crude oil marketing revenues increased by $979.6 million during the year ended December 31, 2021 as compared to 2020, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $1,053.3 million, partially offset by lower crude oil volumes, which decreased revenues by approximately $73.7 million. The average crude oil price received was $36.90 for 2020, which increased to $65.48 for 2021. Revenues from legacy volumes are based upon the market price in our other market areas, primarily in the Gulf Coast. The market price of crude oil increased during 2021 as compared to 2020 primarily as a result of increased competition for supply from shippers and marketers to fill obligations to pipelines with the lower crude oil production available, partially offset by lower volumes in 2021.

Our crude oil marketing operating earnings for the year ended December 31, 2021 increased by $22.3 million as compared to 2020, primarily as a result of inventory liquidation gains of $10.3 million in 2021 as compared to inventory valuation losses of $15.0 million in 2020 (as shown in the following table), and an increase in the average market price of crude oil, partially offset by decreases in crude oil volumes in 2021.

Driver compensation decreased by $0.8 million during the year ended December 31, 2021 as compared to 2020, primarily as a result of a decrease in the number of drivers employed by us as well as lower volumes transported in 2021 as compared to 2020.

Insurance costs increased by $0.1 million during the year ended December 31, 2021 as compared to 2020, primarily due to favorable adjustments to reserves in 2020 for insurance claims resulting from our favorable safety record over the policy period, partially offset by a lower driver count and lower miles driven in 2021. Fuel costs increased by $2.1 million during the year ended December 31, 2021 as compared to 2020, primarily due to higher fuel prices in 2021.

Depreciation and amortization expense decreased by $0.7 million during the year ended December 31, 2021 as compared to 2020, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2020 and 2021.

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

Insurance costs decreased by $1.7 million during the year ended December 31, 2020 as compared to 2019, primarily due to a decreases in reserves for insurance claims resulting from our favorable safety record over the policy period, lower hours worked by drivers and lower miles driven in 2020. Fuel costs decreased by $3.0 million during the year ended December 31, 2020 as compared to 2019 consistent with the lower driver count and lower miles driven in 2020.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

As reported segment operating earnings (1)	$25,243	$2,974	$16,099
Add (subtract):
Inventory liquidation gains	(10,344)	—	(3,749)
Inventory valuation losses	—	14,967	—
Derivative valuation (gains) losses	(14)	(9)	24
Field level operating earnings (2)	$14,885	$17,932	$12,374
____________________
(1)Segment operating earnings included net inventory liquidation gains of $10.3 million, net inventory valuation losses of $15.0 million and net inventory liquidation gains of $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales points. Field level operating earnings decreased during the year ended December 31, 2021 as compared to 2020, primarily due to higher fuel and insurance costs and lower crude oil volumes, partially offset by an increase in the market price of crude oil in 2021.

Field level operating earnings increased during the year ended December 31, 2020 as compared to 2019, primarily due to lower operating expenses, partially offset by lower revenues resulting from lower volumes and a decrease in the market price of crude oil in 2020.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels and price per barrel):

	December 31,
	2021		2020		2019
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	259,489	$71.86	421,759	$45.83	426,397	$61.93

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Item 1A. Risk Factors.”

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change (1)	2019	Change (1)

Revenues	$94,498	$71,724	31.8%	$63,191	13.5%
Operating earnings	$7,104	$1,873	279.3%	$1,899	(1.4%)
Depreciation and amortization	$12,099	$10,963	10.4%	$7,900	38.8%
Driver commissions	$14,948	$12,575	18.9%	$10,774	16.7%
Insurance	$8,368	$6,462	29.5%	$5,938	8.8%
Fuel	$8,201	$5,065	61.9%	$6,279	(19.3%)
Maintenance expense	$3,932	$3,949	(0.4%)	$3,849	2.6%
Mileage (000s) (2)	27,902	24,239	15.1%	20,535	18.0%
____________________
(1)Represents the percentage increase (decrease) from the prior year.
(2)The increase in mileage from 2019 to 2021 is primarily due to the CTL acquisition in June 2020, which added services to new and existing customers, new product lines and six new market areas.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Total transportation revenue	$94,498	$71,724	$63,191
Diesel fuel cost	(8,201)	(5,065)	(6,279)
Revenues, net of fuel costs (1)	$86,297	$66,659	$56,912
____________________
(1)Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

2021 compared to 2020. Transportation revenues increased by $22.8 million during the year ended December 31, 2021 as compared to 2020. Transportation revenues, net of fuel costs, increased by $19.6 million during the year ended December 31, 2021 as compared to 2020. These increases were primarily due to the CTL acquisition in June 2020 (see Note 6 in the Notes to Consolidated Financial Statements), an increase in business activities as a result of continued market recovery after COVID-19 lockdowns, higher transportation rates and additional revenues associated with our new terminals. During 2021, we opened four new terminals in Charleston, West Virginia, West Memphis, Arkansas, Joliet, Illinois, and Augusta, Georgia. Our 2020 revenues were also lower due to fewer miles traveled as a result of decreases in certain business activities of our customers as a result of the COVID-19 outbreak.

Our transportation operating earnings increased by $5.2 million during the year ended December 31, 2021 as compared to 2020, primarily due to increased transportation rates as well as higher revenues as a result of the CTL acquisition, partially offset by higher depreciation and amortization expense related to the timing of new assets placed into service and higher insurance, driver commissions and fuel costs.

Driver commissions increased by $2.4 million during the year ended December 31, 2021 as compared to 2020, primarily due to a higher driver count, increased miles driven in 2021 and an increase in driver pay mid-2021, partially offset by the impact of Hurricane Ida in August 2021, which affected our Louisiana operations, resulting in a loss of days worked by drivers in the area, thus decreasing driver commissions. The impact of the storm affected our Louisiana locations through mid-September.

Fuel costs increased by $3.1 million during the year ended December 31, 2021 as compared to 2020, primarily as a result of the CTL acquisition, which increased the number of miles traveled during 2021, and an increase in the price of fuel. Insurance costs increased $1.9 million during the year ended December 31, 2021 as compared to 2020, primarily due to the CTL acquisition which resulted in a higher driver count, increased miles driven in 2021 and higher insurance premiums.

Depreciation and amortization expense increased by $1.1 million during the year ended December 31, 2021 as compared to 2020, primarily as a result of the CTL acquisition in June 2020 and the purchase and lease of new tractors and trailers in 2020 and 2021.

2020 compared to 2019. Transportation revenues increased by $8.5 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of the CTL acquisition in June 2020 and the purchase of transportation assets from EH Transport, Inc. and affiliates (“EH Transport”) in May 2019 (see Note 6 in the Notes to Consolidated Financial Statements), partially offset by a decrease in customer activity as a result of the COVID-19 outbreak resulting in lower miles traveled in 2020. Revenues, net of fuel costs, increased by $9.7 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of the higher transportation revenues and miles traveled during 2020.

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

Fuel costs decreased by $1.2 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of lower fuel prices and fewer miles traveled during the first six months of 2020, partially offset by an increase in the number of miles traveled as a result of the CTL acquisition in June 2020. Insurance costs increased by $0.5 million during the year ended December 31, 2020 as compared to 2019, primarily due to the CTL acquisition which resulted in a higher driver count and increased miles driven in 2020. Maintenance expense increased by $0.1 million during the year ended December 31, 2020 as compared to 2019, as a result of the purchase of new tractors and the retirement of older tractors, as the age of our fleet has decreased.

Depreciation and amortization expense increased by $3.1 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of the CTL acquisition in June 2020, the EH Transport acquisition in May 2019 and the purchase and lease of new tractors and trailers in 2019 and 2020.

Equipment additions and retirements for the transportation fleet were as follows for the periods indicated:

Year Ended December 31,
	2021	2020	2019

New tractors purchased (1) (2)	28 units	12 units	151 units
Tractors retired	79 units	49 units	107 units
New trailers purchased (1) (2)	67 units	10 units	77 units
Trailers retired	33 units	30 units	20 units
________________
(1)2020 amounts do not include 163 tractors and 328 trailers purchased in connection with the CTL asset acquisition in June 2020.
(2)2020 amounts do not include 33 tractors and 40 trailers which were acquired under finance lease agreements.

The sales of retired equipment in our transportation segment produced gains of approximately $0.4 million, $0.2 million and $0.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Our customers are primarily in the domestic petrochemical industry. Customer demand is affected by low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020 (1)

Segment revenues (2)	$4,524	$272
Less: Intersegment revenues (2)	(3,860)	—
Revenues	$664	$272

Operating losses	(2,487)	(310)
Depreciation and amortization	1,025	189
Insurance	726	138
____________________
(1)Represents the period from acquisition, October 22, 2020 through December 31, 2020.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated in consolidation in our consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Year Ended December 31,
	2021	2020

Pipeline throughput (1)	7,670	1,395
Terminalling (1)	8,132	2,581
____________________
(1)2020 amounts represent the period from acquisition, October 22, 2020 through December 31, 2020.

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

General and Administrative Expense

General and administrative expenses increased by $3.4 million during the year ended December 31, 2021 as compared to 2020, primarily due to higher salaries and wages and related personnel costs, insurance costs and outside service costs, partially offset by lower legal fees and director fees.

General and administrative expenses increased by $0.1 million during the year ended December 31, 2020 as compared to 2019, primarily due to higher personnel costs, including approximately $0.3 million of additional personnel expenses related to a voluntary early retirement program and terminations for certain employees, and higher rental expense and director fees in 2020, partially offset by lower insurance costs, audit fees and outside service fees.

Gain on Dissolution of Investment

During 2019, we received a cash payment from our upstream crude oil and natural gas exploration and production subsidiary, Adams Resources Exploration Company (“AREC”), totaling approximately $1.0 million, related to the final settlement of its bankruptcy and dissolution. Of the amount received, approximately $0.4 million was offset against a receivable that had been set up as of December 31, 2018 and $0.6 million was recorded as a gain in our consolidated statements of operations during the year ended December 31, 2019.

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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018, 2019 and 2020. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We also carried back our NOL for the fiscal year 2019 to 2014, and in April 2021, we received a cash refund of approximately $3.7 million. We have an income tax receivable at December 31, 2021 of approximately $6.8 million for the benefit of carrying back our NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. At December 31, 2021 and 2020, we have not recorded any uncertain tax benefits.

At December 31, 2021 and 2020, we had deferred tax liabilities of approximately $11.3 million and $12.7 million, respectively.

See Note 14 in the Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) our cash balance, (ii) cash flow from operating activities, (iii) borrowings under our credit agreement and (iv) funds received from the sale of equity securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, and other expenses, (ii) discretionary capital spending for investments in our business and (iii) dividends to our shareholders. We believe we will have sufficient liquidity through our current cash balances, availability under our credit agreement, expected cash generated from future operations, and the ease of financing tractor and trailer additions through leasing arrangements (should the need arise) to meet our short-term and long-term liquidity needs for the reasonably foreseeable future. Our cash balance and cash flow from operating activities is dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	December 31,
	2021	2020	2019

Cash and cash equivalents	$97,825	$39,293	$112,994
Working capital	87,199	72,965	87,747

Our cash balance at December 31, 2021 increased by 149.0 percent from December 31, 2020, as discussed further below.

On May 4, 2021, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility, which will mature on May 4, 2024, subject to our compliance with certain financial covenants. At December 31, 2021, we had no borrowings outstanding under the Credit Agreement and $6.1 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum. See Note 12 in the Notes to Consolidated Financial Statements for further information.

On December 23, 2020, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”). Pursuant to the ATM Agreement, we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price the shares will be sold at will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the year ended December 31, 2021, we received net proceeds of approximately $2.8 million (net of offering costs to B. Riley Securities, Inc. of $0.1 million) from the sale of 97,623 of our common shares at an average price per share of approximately $30.70 under this agreement.

We utilize cash from operations to make discretionary investments in our crude oil marketing, transportation and pipeline and storage businesses. With the exception of operating and finance lease commitments primarily associated with storage tank terminal arrangements, leased office space, tractors, trailers and other equipment, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See below for information regarding our operating and finance lease obligations. We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations or cash flows.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors.”

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cash provided by (used in):
Operating activities	$81,026	$(43,999)	$46,899
Investing activities	(10,096)	(19,663)	(36,037)
Financing activities	(15,678)	(6,528)	(5,673)

Operating activities. Net cash flows provided by operating activities was $81.0 million for the year ended December 31, 2021 as compared to net cash flows used in operating activities of $44.0 million for the year ended December 31, 2020. The increase in net cash flows from operating activities of $125.0 million was primarily due to higher earnings in 2021 and changes in our working capital accounts.

Net cash flows used in operating activities was $44.0 million for the year ended December 31, 2020 as compared to net cash flows provided by operating activities of $46.9 million for the year ended December 31, 2019. The decrease in net cash flows from operating activities of $90.9 million was primarily due to lower earnings in 2020 and changes in our working capital accounts.

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

Early payments received from customers and prepayments made to suppliers were as follows at the dates indicated (in thousands):

	December 31,
	2021	2020	2019

Early payments received	$52,841	$939	$54,108
Prepayments to suppliers	—	1,085	—
Early payments to suppliers	5,732	—	—

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2019, we received several early payments from certain customers in our crude oil marketing operations, while during December 2020, we received significantly less in early payments from customers primarily due to the volatility in the price of crude oil. During December 2021, we received several early payments from certain customers primarily due to the increase in the price of crude oil, and as such, our cash balance increased by approximately $58.5 million at December 31, 2021 relative to the year ended December 31, 2020.

Investing activities. Net cash used in investing activities for the year ended December 31, 2021 decreased by $9.6 million when compared to 2020. This decrease in net cash flows used in investing activities was primarily due a decrease of $20.2 million in cash paid for asset acquisitions ($10.0 million was paid in October 2020 for the purchase the VEX Pipeline System and $9.2 million was paid in June 2020 for the purchase of the CTL transportation assets (see Note 6 in the Notes to Consolidated Financial Statements for further information)). This decrease in net cash flows used in investing activities was partially offset by an increase of $7.4 million in capital spending for property and equipment (see “Capital Spending” below), a decrease of $2.2 million in cash proceeds from sales of assets and a decrease of $1.0 million in insurance and state collateral refunds in 2021.

Net cash used in investing activities for the year ended December 31, 2020 decreased by $16.4 million when compared to 2019. This decrease in net cash used in investing activities was primarily due to a decrease of $30.7 million in capital spending for property and equipment (see “Capital Spending” below), an increase of $0.8 million in cash proceeds from sales of assets and an increase of $0.4 million in insurance and state collateral refunds in 2020. These decreases in net cash flows used in investing activities were partially offset by an increase in cash paid for asset acquisitions ($10.0 million was paid in October 2020 for the purchase the VEX Pipeline System and $9.2 million was paid in June 2020 for the purchase of the CTL transportation assets, while $5.6 million was paid in May 2019 for the purchase of the EH Transport assets) and the receipt in 2019 of $1.0 million in cash proceeds related to the final settlement of AREC’s bankruptcy.

Financing activities. Net cash used in financing activities for the year ended December 31, 2021 increased by $9.2 million when compared to 2020. This increase in net cash used in financing activities was primarily due to the payment of the $10.0 million outstanding payable related to the purchase of the VEX Pipeline System in October 2020 and an increase of $2.0 million in principal repayments made for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations). During 2021, we borrowed and repaid $8.0 million under the Credit Agreement, the borrowing of which was used to repay the amount due for the remaining purchase price of the VEX Pipeline System. During both of the years ended December 31, 2021 and 2020, we paid aggregate cash dividends of $0.96 per common share, or totals of $4.1 million and $4.1 million, respectively. During the year ended December 31, 2021, we received net proceeds of approximately $2.8 million from the sale of 97,623 of our common share under the ATM Agreement.

Net cash used in financing activities for the year ended December 31, 2020 increased by $0.9 million when compared to 2019. This increase in net cash used in financing activities was primarily due to an increase of $0.6 million in principal repayments made for finance lease obligations. During the years ended December 31, 2020 and 2019, we paid aggregate cash dividends of $0.96 per common share, or a total of $4.1 million, and $0.94 per common share, or a total of $4.0 million, respectively.

Capital Spending

We use cash from operations and existing cash balances to make discretionary investments in our businesses. Capital spending was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Crude oil marketing (1)	$3,245	$3,130	$7,249
Transportation (2)	7,960	1,355	28,472
Pipeline and storage (3)	1,169	—	—
Other (4)	8	523	22
Capital spending	$12,382	$5,008	$35,743
_______________
(1)Amounts for the years ended December 31, 2021, 2020 and 2019, do not include approximately $2.1 million, $3.6 million and $4.1 million, respectively, of tractors and other equipment acquired under finance leases.

(2)Amounts for the years ended December 31, 2020 and 2019 do not include approximately $9.2 million and $6.4 million of capital spending related to the acquisitions of CTL and EH Transport, respectively. Amount for the year ended December 31, 2020 does not include approximately $7.3 million of tractors and trailers acquired under finance leases.
(3)Amount for the year ended December 31, 2020 does not include approximately $10.0 million of capital spending related to the acquisition of the VEX Pipeline System.
(4)Amounts relate to the purchase of software and equipment and leasehold improvements at our corporate headquarters, which are not attributed or allocated to any of our reporting segments.

Crude oil marketing. Capital expenditures during 2021 were for the purchase of 16 tractors, 2 trailers and other field equipment. Capital expenditures during 2020 were primarily for the purchase of 16 tractors and other field equipment, and during 2019, amounts were primarily for the purchase of 43 tractors and other field equipment.

Transportation. Capital expenditures during 2021 were for the purchase of 28 tractors, 52 trailers and computer software and equipment. Capital expenditures during 2020 were for the purchase of other field equipment and computer software and equipment. As a result of the uncertainty relating to the economic environment resulting from the COVID-19 pandemic, we significantly reduced our capital spending in 2020 and, as a result, entered into finance lease agreements for the use of 33 tractors and 40 trailers during 2020. Capital expenditures during 2019 were for the purchase of 152 tractors and 77 trailers. See “Material Cash Requirements” below for information regarding our finance lease obligations.

Pipeline and storage. Capital expenditures for 2021 were for the purchase of computer equipment and field equipment.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at December 31, 2021 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Finance lease obligations (1)	$14,004	$3,941	$5,491	$4,572	$—
Operating lease obligations (2)	7,572	2,399	3,991	727	455
Purchase obligations:
Crude oil marketing — crude oil (3)	188,044	188,044	—	—	—
Tractors and trailers (4)	13,680	13,680	—	—	—
Total contractual obligations	$223,300	$208,064	$9,482	$5,299	$455
___________________
(1)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(2)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3)Amount represents commitments to purchase certain quantities of crude oil substantially in January 2022 in connection with our crude oil marketing activities. These commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet these purchase obligations.
(4)Amount represents commitments to purchase 43 new tractors in our transportation business and 52 new tractors and 2 new trailers in our crude oil marketing business.

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

Rental expense was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Rental expense	$21,604	$16,585	$14,662

Insurance

Our primary insurance needs are workers’ compensation, automobile and umbrella liability coverage for our trucking fleet and medical insurance for our employees. See Note 18 in the Notes to Consolidated Financial Statements for further information. Insurance costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Insurance costs	$15,610	$13,283	$14,149

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

Outlook

Our focus in 2022 will be to expand our core businesses while delivering value to our shareholders. We will work to achieve positive results in markets with strong competition and margin pressures throughout all segments of our business.

Our major objectives for 2022 are as follows:

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

At December 31, 2021 and 2020, the carrying values of our customer relationship intangible assets were $3.3 million and $4.1 million, respectively. See Note 6 and Note 8 in the Notes to Consolidated Financial Statements for further information.

Fair Value Accounting

We enter into certain forward commodity contracts that are required to be recorded at fair value, and these contracts are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during the years ended December 31, 2021, 2020 and 2019.

We utilize a market approach to valuing our commodity contracts. On a contract by contract, forward month by forward month basis, we obtain observable market data for valuing our contracts that typically have durations of less than 18 months. At December 31, 2021, all of our market value measurements were based on inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Note 2 and Note 13 in the Notes to Consolidated Financial Statements.

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

Liability and Contingency Accruals, including those related to Insurance Liabilities

We establish a liability under the automobile and workers’ compensation insurance policies for expected claims incurred but not reported on a monthly basis. We retain a third-party consulting actuary to establish loss development factors, based on historical claims experience as well as industry experience. We apply those factors to current claims information to derive an estimate of the ultimate claims liability. See Note 18 in the Notes to Consolidated Financial Statements for further information.

From time to time as incidental to our operations, we become involved in various accidents, lawsuits and/or disputes. As an operator of an extensive trucking fleet, we are a party to motor vehicle accidents, worker compensation claims or other items of general liability as are typical for the industry. In addition, we have extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, we evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. When our assessment indicates that it is probable that a liability has occurred and the amount of the liability can be reasonably estimated, we make appropriate accruals or disclosure. We base our estimates on all known facts at the time and our assessment of the ultimate outcome, including consultation with external experts and counsel. We revise these estimates as additional information is obtained or resolution is achieved. At December 31, 2021, we do not believe any of our outstanding legal matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates. At December 31, 2021, we had no borrowings outstanding under the Credit Agreement. A 10 percent increase or decrease in interest rates as of December 31, 2021 would not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Certain forward contracts are recorded at fair value, depending on our assessments of numerous accounting standards and positions that comply with GAAP in the U.S. The fair value of these contracts is reflected in the balance sheet as fair value assets and liabilities and any revaluation is recognized on a net basis in our results of operations (see Note 2 and Note 13 in the Notes to Consolidated Financial Statements for further information).

Historically, prices received for crude oil sales have been volatile and unpredictable with price volatility expected to continue. From January 1, 2020 through December 31, 2021, our crude oil monthly average wholesale purchase costs ranged from a monthly average low of $14.37 per barrel to a monthly average high of $78.62 per barrel during the same period. A hypothetical ten percent additional adverse change in average crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1.9 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively.

Item 8.     Financial Statements and Supplementary Data.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of accrued liabilities for automobile and workers’ compensation claims

As discussed in Note 18 to the consolidated financial statements, the Company establishes accrued liabilities for automobile and workers’ compensation claims reported plus an estimate for loss development and potential claims that have been incurred but not reported to the Company or its insurance provider. The estimates are based on insurance adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry. The Company retains a third-party actuary to review its accrued liabilities for such claims. As of December 31, 2021, the accrued liabilities for automobile and workers’ compensation were $4.1 million.

We identified the assessment of the accrued liabilities for automobile and workers’ compensation claims that have been incurred but not reported as a critical audit matter. Specialized skills and knowledge were required to evaluate the Company’s actuarial models and underlying assumptions made by the Company to estimate these accrued liabilities for incurred but not reported claims. Specifically, the accrued liabilities were sensitive to possible changes to the following key underlying assumptions:

•incurred and paid loss development factors used in the determination of the ultimate loss
•initial expected loss rates
•the selection of estimated loss among estimates derived using different methods.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate accrued liabilities for automobile and workers compensation claims that have been incurred but not reported, including controls related to the development of the key assumptions listed above. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in:

•assessing the actuarial models and procedures used by the Company by comparing them to generally accepted actuarial methods and procedures to estimate the ultimate losses
•evaluating the Company’s key assumptions and judgments underlying the Company’s estimate by developing an independent range of the incurred but not reported claims and comparing it against the Company’s recorded amount.

/s/ KPMG LLP
We have served as the Company’s auditor since 2017.

Houston, Texas
March 9, 2022

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$97,825	$39,293
Restricted cash	9,492	12,772
Accounts receivable, net of allowance for doubtful accounts of $108 and $114, respectively	137,789	99,799
Accounts receivable – related party	2	—
Inventory	18,942	19,336
Derivative assets	347	61
Income tax receivable	6,424	13,288
Prepayments and other current assets	2,389	2,964
Total current assets	273,210	187,513
Property and equipment, net	88,036	94,134
Operating lease right-of-use assets, net	7,113	8,051
Intangible assets, net	3,317	4,106
Other assets	3,027	2,383
Total assets	$374,703	$296,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,224	$85,991
Derivative liabilities	324	52
Current portion of finance lease obligations	3,663	4,112
Current portion of operating lease liabilities	2,178	2,050
Other current liabilities	11,622	22,343
Total current liabilities	186,011	114,548
Other long-term liabilities:
Asset retirement obligations	2,376	2,308
Finance lease obligations	9,672	11,507
Operating lease liabilities	4,938	6,000
Deferred taxes and other liabilities	11,320	12,732
Total liabilities	214,317	147,095

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares authorized, 4,355,001 and 4,243,716 shares outstanding, respectively	433	423
Contributed capital	16,913	13,340
Retained earnings	143,040	135,329
Total shareholders’ equity	160,386	149,092
Total liabilities and shareholders’ equity	$374,703	$296,187

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Marketing	$1,930,042	$950,426	$1,748,056
Transportation	94,498	71,724	63,191
Pipeline and storage	664	272	—
Total revenues	2,025,204	1,022,422	1,811,247

Costs and expenses:
Marketing	1,898,126	940,031	1,723,216
Transportation	75,295	58,888	53,392
Pipeline and storage	2,126	393	—
General and administrative	13,701	10,284	10,198
Depreciation and amortization	19,797	18,573	16,641
Total costs and expenses	2,009,045	1,028,169	1,803,447

Operating earnings (losses)	16,159	(5,747)	7,800

Other income (expense):
Gain on dissolution of investment	—	—	573
Interest income	243	656	2,766
Interest expense	(746)	(444)	(636)
Total other income (expense), net	(503)	212	2,703

Earnings (Losses) before income taxes	15,656	(5,535)	10,503

Income tax (provision) benefit:
Current	(5,169)	12,919	(211)
Deferred	1,401	(6,389)	(2,085)
Income tax (provision) benefit	(3,768)	6,530	(2,296)

Net earnings	$11,888	$995	$8,207

Earnings per share:
Basic net earnings per common share	$2.78	$0.23	$1.94
Diluted net earnings per common share	$2.75	$0.23	$1.94

Dividends per common share	$0.96	$0.96	$0.94

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net earnings	$11,888	$995	$8,207
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,797	18,573	16,641
Gains on sales of property	(733)	(1,859)	(1,400)
Provision for doubtful accounts	(6)	(27)	(12)
Stock-based compensation expense	854	643	478
Deferred income taxes	(1,401)	6,389	2,085
Net change in fair value contracts	(14)	(9)	23
Gain on dissolution of AREC	—	—	(573)
Changes in assets and liabilities:
Accounts receivable	(37,984)	(5,162)	(8,373)
Accounts receivable/payable, affiliates	(2)	(5)	(24)
Inventories	394	4,751	(3,628)
Income tax receivable	6,864	(10,719)	(165)
Prepayments and other current assets	575	(1,401)	(2)
Accounts payable	82,170	(61,116)	31,795
Accrued liabilities	(692)	5,052	1,154
Other	(684)	(104)	693
Net cash provided (used in) by operating activities	81,026	(43,999)	46,899

Investing activities:
Property and equipment additions	(12,382)	(5,008)	(35,743)
Acquisitions	—	(20,200)	(5,624)
Proceeds from property sales	2,286	4,515	3,680
Proceeds from dissolution of AREC	—	—	998
Insurance and state collateral (deposits) refunds	—	1,030	652
Net cash used in investing activities	(10,096)	(19,663)	(36,037)

Financing activities:
Borrowings under Credit Agreement	8,000	—	—
Repayments under Credit Agreement	(8,000)	—	—
Principal repayments of finance lease obligations	(4,367)	(2,336)	(1,697)
Payment for financed portion of VEX acquisition	(10,000)	—	—
Net proceeds from sale of equity	2,830	—	—
Payment of contingent consideration liability	—	(111)	—
Dividends paid on common stock	(4,141)	(4,081)	(3,976)
Net cash used in financing activities	(15,678)	(6,528)	(5,673)

Increase (Decrease) in cash and cash equivalents, including restricted cash	55,252	(70,190)	5,189
Cash and cash equivalents, including restricted cash, at beginning of period	52,065	122,255	117,066
Cash and cash equivalents, including restricted cash, at end of period	$107,317	$52,065	$122,255
See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2019	$422	$11,948	$134,228	$146,598
Net earnings	—	—	8,207	8,207
Stock-based compensation expense	—	478	—	478
Issuance of common shares for acquisition	1	391	—	392
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(39)	—	(39)
Dividends declared:
Common stock, $0.94 per share	—	—	(3,976)	(3,976)
Awards under LTIP, $0.94 per share	—	—	(19)	(19)
Balance, December 31, 2019	423	12,778	138,440	151,641
Net earnings	—	—	995	995
Stock-based compensation expense	—	643	—	643
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(81)	—	(81)
Dividends declared:
Common stock, $0.96 per share	—	—	(4,070)	(4,070)
Awards under LTIP, $0.96 per share	—	—	(36)	(36)
Balance, December 31, 2020	423	13,340	135,329	149,092
Net earnings	—	—	11,888	11,888
Stock-based compensation expense	—	854	—	854
Shares sold under at-the-market
offering program	9	2,821	—	2,830
Vesting of restricted awards	1	(1)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(101)	—	(101)
Dividends declared:
Common stock, $0.96 per share	—	—	(4,112)	(4,112)
Awards under LTIP, $0.96 per share	—	—	(65)	(65)
Balance, December 31, 2021	$433	$16,913	$143,040	$160,386

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with nineteen terminals across the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable associated with crude oil marketing activities comprise approximately 87 percent of our total receivables, and industry practice requires payment for these sales to occur within 20 days of the end of the month following a transaction. Our customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management. We manage our crude oil marketing receivables by participating in a monthly settlement process with each of our counterparties. Ongoing account balances are monitored monthly, and we reconcile outstanding balances with counterparties. We also place great emphasis on collecting cash balances due.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We maintain and monitor our allowance for doubtful accounts. Our allowance for doubtful accounts is determined based on specific identification combined with a review of the general status of the aging of all accounts. We consider the following factors in our review of our allowance for doubtful accounts: (i) historical experience with customers, (ii) the perceived financial stability of customers based on our research, (iii) the levels of credit we grant to customers, and (iv) the duration of the receivable. We may increase the allowance for doubtful accounts in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties. On a routine basis, we review estimates associated with the allowance for doubtful accounts to ensure that we have recorded sufficient reserves to cover potential losses. Customer payments are regularly monitored. However, a degree of risk remains due to the custom and practices of the industry. See Note 19 for further information regarding credit risk.

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	December 31,
	2021	2020	2019

Balance at beginning of period	$114	$141	$153
Charges to costs and expenses	—	—	26
Deductions	(6)	(27)	(38)
Balance at end of period	$108	$114	$141

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the consolidated balance sheets that totals to the amounts shown in the consolidated statements of cash flows at the dates indicated (in thousands):

	December 31,
	2021	2020

Cash and cash equivalents	$97,825	$39,293
Restricted cash:
Collateral for outstanding letters of credit (1)	—	5,144
Captive insurance subsidiary (2)	9,492	7,628
Total cash, cash equivalents and restricted cash shown in the
consolidated statements of cash flows	$107,317	$52,065
_______________
(1)Represents amounts that were previously held in a segregated bank account by Wells Fargo as collateral for outstanding letters of credit. Effective with our entry into the credit agreement (see Note 12), letters of credit are now secured under the credit agreement.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2019	4,217,596
Issuance of shares in acquisition (see Note 6)	11,145
Vesting of restricted stock unit awards (see Note 15)	7,604
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(883)
Other	71
Balance, December 31, 2019	4,235,533
Vesting of restricted stock unit awards (see Note 15)	10,290
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(2,107)
Balance, December 31, 2020	4,243,716
Vesting of restricted stock unit awards (see Note 15)	14,244
Vesting of performance share unit awards (see Note 15)	2,461
Shares withheld to cover taxes upon vesting of equity awards	(3,043)
Shares sold under at-the-market offering program	97,623
Balance, December 31, 2021	4,355,001

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

Earnings Per Share

Basic earnings per share is computed by dividing our net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by giving effect to all potential shares of common stock outstanding, including our stock related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 15 for further discussion).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Earnings per share – numerator:
Net earnings	$11,888	$995	$8,207

Denominator:
Basic weighted average number of shares outstanding	4,283	4,240	4,228
Basic earnings per share	$2.78	$0.23	$1.94

Diluted earnings per share:

Diluted weighted average number of shares outstanding:
Common shares	4,283	4,240	4,228
Restricted stock unit awards	23	11	5
Performance share unit awards (1)	17	3	—
Total	4,323	4,254	4,233

Diluted earnings per share	$2.75	$0.23	$1.94
_______________
(1)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. The performance conditions for the performance share unit awards granted in 2019, 2020 and 2021 were achieved as of December 31, 2019, 2020 and 2021, respectively. For the year ended December 31, 2019, the effects of the performance share awards on earning per share were anti-dilutive.

Employee Benefits

We maintain a 401(k) savings plan for the benefit of our employees. We do not maintain any other pension or retirement plans. Our 401(k) plan contributory expenses were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Contributory expenses	$1,159	$1,100	$1,117

Equity At-The-Market Offerings

During the year ended December 31, 2021, we received net proceeds of approximately $2.8 million (net of offering costs to B. Riley Securities, Inc. of $0.1 million) from the sale of 97,623 of our common shares at an average price per share of approximately $30.70 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated December 23, 2020.

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

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any of the current reporting periods (see Note 13 for further information).

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of such items and their respective tax basis (see Note 14 for further information). On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018, which impacts our income tax provision or benefit.

We are subject to income taxes in the U.S. and numerous states. We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statements of operations.

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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2018, 2019 and 2020. We carried back our NOL for fiscal year 2018 to 2013, and in June 2020, we received a cash refund of approximately $2.7 million. We also carried back our NOL for the fiscal year 2019 to 2014, and in April 2021, we received a cash refund of approximately $3.7 million. We have an income tax receivable at December 31, 2021 of approximately $6.8 million for the benefit of carrying back our NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventory, and Linefill and Base Gas

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. During the year ended December 31, 2020, we recorded a charge of $24.2 million related to the write-down of our crude oil inventory in our crude oil marketing segment due to declines in prices in 2020. There were no charges recognized during the years ended December 31, 2021 and 2019.

Linefill and base gas in assets we own are recorded at historical cost and consist of crude oil. We classify as linefill or base gas our proportionate share of barrels used to fill a pipeline that we own and barrels that represent the minimum working requirements in storage tanks that we own. These crude oil barrels are not considered to be available for sale because the volumes must be maintained in order to continue normal operation of the related pipeline or tanks. Linefill and base gas are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Linefill and base gas are included in “Property and equipment” on our Consolidated Balance Sheets. See Note 5 for additional information regarding linefill and base gas.

Investment in Unconsolidated Affiliate

We own an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), which we purchased for a $2.5 million cash payment in 2016. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We account for this investment under the cost method of accounting. During 2017, we reviewed our investment in VestaCare and determined that the current projected operating results did not support the carrying value of the investment. As a result, during 2017, we recognized an impairment charge of $2.5 million to write-off our investment in VestaCare. At December 31, 2021, we continue to own an approximate 15 percent equity interest in VestaCare.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation

We measure all share-based payment awards, including the issuance of restricted stock unit awards and performance share unit awards to employees and board members, using a fair-value based method. The cost of services received from employees and non-employee board members in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date and is amortized on a straight-line basis over the requisite service period. The fair value of restricted stock unit awards and performance share unit awards is based on the closing price of our common stock on the grant date. We account for forfeitures as they occur. See Note 15 for additional information regarding our 2018 LTIP.

Note 3. Revenue Recognition

We account for our revenues under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. ASC 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage (1)	Total

Year Ended December 31, 2021
Revenues from contracts with customers	$1,898,160	$94,498	$664	$1,993,322
Other (2)	31,882	—	—	31,882
Total revenues	$1,930,042	$94,498	$664	$2,025,204

Timing of revenue recognition:
Goods transferred at a point in time	$1,898,160	$—	$—	$1,898,160
Services transferred over time	—	94,498	664	95,162
Total revenues from contracts with customers	$1,898,160	$94,498	$664	$1,993,322

Year Ended December 31, 2020
Revenues from contracts with customers	$915,438	$71,724	$272	$987,434
Other (2)	34,988	—	—	34,988
Total revenues	$950,426	$71,724	$272	$1,022,422

Timing of revenue recognition:
Goods transferred at a point in time	$915,438	$—	$—	$915,438
Services transferred over time	—	71,724	272	71,996
Total revenues from contracts with customers	$915,438	$71,724	$272	$987,434

Year Ended December 31, 2019
Revenues from contracts with customers	$1,555,393	$63,191	$—	$1,618,584
Other (2)	192,663	—	—	192,663
Total revenues	$1,748,056	$63,191	$—	$1,811,247

Timing of revenue recognition:
Goods transferred at a point in time	$1,555,393	$—	$—	$1,555,393
Services transferred over time	—	63,191	—	63,191
Total revenues from contracts with customers	$1,555,393	$63,191	$—	$1,618,584
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Revenue gross-up	$761,369	$419,127	$859,091

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	December 31,
	2021	2020

Insurance premiums	$641	$690
Vendor prepayment	602	1,085
Rents, licenses and other	1,146	1,189
Total prepayments and other current assets	$2,389	$2,964

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	December 31,
	in Years	2021	2020

Tractors and trailers	5 – 6	$106,558	$101,813
Field equipment	2 – 5	22,851	22,139
Finance lease ROU assets (1)	3 – 6	22,349	20,266
Pipeline and related facilities	20 – 25	20,336	21,265
Linefill and base gas (2)	N/A	3,922	3,333
Buildings	5 – 39	16,163	14,977
Office equipment	2 – 5	2,060	1,893
Land	N/A	2,008	1,790
Construction in progress	N/A	3,396	1,626
Total property and equipment, at cost		199,643	189,102
Less accumulated depreciation and amortization		(111,607)	(94,968)
Property and equipment, net		$88,036	$94,134
______________
(1)Our finance lease right-of-use (“ROU”) assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 17 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $9.8 million and $5.0 million as of December 31, 2021 and 2020, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline (Note 6) and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization, excluding amounts
under finance leases	$15,053	$16,026	$14,833
Amortization of property and equipment under finance leases	4,744	2,547	1,808
Total depreciation and amortization	$19,797	$18,573	$16,641

Gains on Sales of Assets

We sold certain used tractors, trailers and other equipment and recorded net pre-tax gains as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Gains on sales of used tractors, trailers and equipment	$733	$1,859	$1,400

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

	Year Ended December 31,
	2021	2020	2019

ARO liability at beginning of year	$2,307	$1,573	$1,525
Liabilities incurred	—	—	17
Accretion of discount	69	49	48
Liabilities settled	—	(38)	(17)
AROs related to pipeline acquisition (see Note 6)	—	723	—
ARO liability at end of year	$2,376	$2,307	$1,573

Note 6. Acquisitions

Acquisition of Pipeline and Related Terminal Facility Assets

On October 22, 2020, we and our subsidiary, GulfMark Terminals, LLC (“GMT”) entered into a purchase and sale agreement with EnLink Midstream Operating, L.P. for the purchase of the outstanding equity interests of Victoria Express Pipeline, LLC (“VEX”) and certain related pipeline terminal facility assets for $20.0 million, plus a cash payment of $0.5 million for working capital items. Of the purchase price, $10.0 million was paid at closing, with the remainder to be paid in four quarterly installments of $2.5 million, plus interest at a rate of 4.0 percent per annum, beginning in March 2021. The equity interests in GMT, VEX and the other acquired assets were pledged to secure the payment of the installment portions of the purchase price as part of the agreement.

The VEX Pipeline System, with truck and storage terminals at both Cuero and the Port of Victoria, Texas, is a crude oil and condensate pipeline system, which connects the heart of the Eagle Ford Basin to the Gulf Coast waterborne market. The VEX Pipeline System includes 56 miles of 12-inch pipeline, which spans DeWitt County to Victoria County, Texas, with 350,000 barrels of above ground storage, two 8 bay truck offload stations, and access to two docks at the Port of Victoria. The VEX Pipeline System is able to receive crude oil by pipeline and truck, and has downstream pipeline connections to two terminals, with potential for additional downstream connection opportunities in the future. The pipeline system has a current capacity of 90,000 barrels per day.

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

In addition to the purchase price of $20.0 million and a cash payment of $0.5 million for working capital items, we also incurred approximately $0.6 million of acquisition costs in connection with this acquisition, which has been included in the allocation of the total purchase price of $21.0 million to the assets acquired. We accounted for this acquisition as an asset acquisition as substantially all of the fair value of the gross assets is concentrated in a group of similar identifiable assets.

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

Acquisition of Transportation Assets — CTL

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

In connection with the acquisition, we entered into a finance lease agreement for an additional 40 trailers with a six year term. See Note 17 for further information regarding finance leases.

Acquisition of Transportation Assets — EH Transport

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

The purchase and sale agreement included a contingent consideration arrangement that required us to pay the former owner of the assets up to a quarterly maximum amount of $146,875 (undiscounted) plus interest for the first four quarters following the closing date of the acquisition. The amount to be paid was based upon the number of qualified truck drivers that were employed by us at the end of each quarter. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement was between $0 and $587,500. The fair value of the contingent consideration arrangement of $0.4 million was estimated by applying an income valuation approach, which is based on Level 3 inputs, including the number of qualified truck drivers we expect will be employed at each payment date. At December 31, 2021, all amounts outstanding under the contingent consideration arrangement had been paid.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	December 31,
	2021	2020

Amounts associated with liability insurance program:
Insurance collateral deposits	$721	$714
Excess loss fund	622	617
Accumulated interest income	489	449
Other amounts:
State collateral deposits	36	31
Materials and supplies	574	488
Debt issuance costs	292	—
Other	293	84
Total other assets	$3,027	$2,383

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

Note 8. Intangible Assets

    The following table summarizes our intangible assets at the dates indicated (in thousands):

	December 31, 2021			December 31, 2020
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Customer relationships:
EH Transport acquisition	$1,703	$(765)	$938	$1,703	$(500)	$1,203
CTL acquisition	3,173	(794)	2,379	3,173	(270)	2,903
Intangible assets, net	$4,876	$(1,559)	$3,317	$4,876	$(770)	$4,106

We are amortizing the customer relationship intangible assets over a period of seven years, using a modified straight-line approach. During the years ended December 31, 2021, 2020 and 2019, we recorded $0.8 million, $0.6 million and $0.2 million, respectively, of amortization expense related to these intangible assets. The following table presents our forecast of amortization expense associated with these intangible assets for the years indicated (in thousands):

	2022	2023	2024	2025	2026

EH Transport acquisition	$245	$227	$209	$193	$63
CTL acquisition	492	460	428	413	397
Total	$737	$687	$637	$606	$460

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Other	Total

Year Ended December 31, 2021
Segment revenues (1)	$1,930,042	$94,824	$4,524	$—	$2,029,390
Less: Intersegment revenues (1)	—	(326)	(3,860)	—	(4,186)
Revenues	$1,930,042	$94,498	$664	$—	$2,025,204

Segment operating (losses) earnings (2)	25,243	7,104	(2,487)	—	29,860
Depreciation and amortization	6,673	12,099	1,025	—	19,797
Property and equipment additions (3)(4)	3,245	7,960	1,169	8	12,382

Year Ended December 31, 2020
Segment revenues	$950,426	$71,724	$272	$—	$1,022,422
Less: Intersegment revenues	—	—	—	—	—
Revenues	$950,426	$71,724	$272	$—	$1,022,422

Segment operating (losses) earnings (2)	2,974	1,873	(310)	—	4,537
Depreciation and amortization	7,421	10,963	189	—	18,573
Property and equipment additions (3)(4)	3,130	1,355	—	523	5,008

Year Ended December 31, 2019
Segment revenues	$1,748,056	$63,191	$—	$—	$1,811,247
Less: Intersegment revenues	—	—	—	—	—
Revenues	$1,748,056	$63,191	$—	$—	$1,811,247

Segment operating (losses) earnings (2)	16,099	1,899	—	—	17,998
Depreciation and amortization	8,741	7,900	—	—	16,641
Property and equipment additions (3)(4)	7,249	28,472	—	22	35,743
_________________
(1)Segment revenues include intersegment amounts that are eliminated in operating costs and expenses in our consolidated statements of operations. Intersegment activities are conducted at posted tariff rates where

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed.
(2)Our crude oil marketing segment’s operating earnings included net inventory liquidation gains of $10.3 million, net inventory valuation losses of $15.0 million, and net inventory liquidation gains of $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the years ended December 31, 2021, 2020 and 2019. See Note 17 for further information.
(4)Amounts included in property and equipment additions for Other are additions for leasehold improvements and computer equipment at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Segment operating earnings	$29,860	$4,537	$17,998
General and administrative	(13,701)	(10,284)	(10,198)
Operating earnings (losses)	16,159	(5,747)	7,800
Gain on dissolution of investment	—	—	573
Interest income	243	656	2,766
Interest expense	(746)	(444)	(636)
Earnings (losses) before income taxes	$15,656	$(5,535)	$10,503

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	December 31,
	2021	2020	2019

Reporting segment:
Marketing	$162,770	$128,441	$141,402
Transportation	67,167	72,247	58,483
Pipeline and storage	25,569	24,541	—
Cash and other (1)	119,197	70,958	130,957
Total assets	$374,703	$296,187	$330,842
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

Activities with affiliates were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Affiliate billings to us	$13	$18	$83
Billings to affiliates	14	5	5
Rentals paid to affiliate	605	644	487

During the year ended December 31, 2021, we paid West Point Buick GMC, an affiliate of KSA, a total of approximately $0.5 million (net of trade-in values) for the purchase of twelve pickup trucks.

Note 11. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	December 31,
	2021	2020

Accrued purchase price for VEX acquisition (see Note 6)	$—	$10,000
Accrual for payroll, benefits and bonuses	5,210	6,575
Accrued automobile and workers’ compensation claims	4,127	3,171
Accrued medical claims	1,100	915
Accrued taxes	534	772
Other	651	910
Total other current liabilities	$11,622	$22,343

Note 12. Credit Agreement

On May 4, 2021, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we may borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility (the “Revolving Credit Facility”), which will mature on May 4, 2024, subject to our compliance with certain financial covenants. At December 31, 2021, we had no borrowings outstanding under the Credit Agreement and $6.1 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum.

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

At December 31, 2021, we were in compliance with all covenants under the Credit Agreement. We incurred $0.3 million of debt issuance costs, which are included in other assets and are being amortized to interest expense over the term of the Credit Agreement.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Derivative Instruments and Fair Value Measurements

Derivative Instruments

At December 31, 2021, we had in place four commodity purchase and sale contracts, of which two had a fair value associated with them as the contractual prices of crude oil were outside the range of prices specified in the agreements. These commodity purchase and sale contracts encompass approximately 324 barrels per day of crude oil during January 2022 through December 2022.
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
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
December 31, 2021	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$347	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	324	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$347	$—	$324	$—

December 31, 2020
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$61	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	52	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$61	$—	$52	$—
We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At December 31, 2021 and 2020, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Forward month commodity contracts (derivatives) reflected in the accompanying consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (Losses)
	Year Ended December 31,
	2021	2020	2019

Revenues – marketing	$14	$9	$(24)

Fair Value Measurements

The following table reflects, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

December 31, 2021
Derivatives:
Current assets	$—	$347	$—	$—	$347
Current liabilities	—	(324)	—	—	(324)
Net value	$—	$23	$—	$—	$23

December 31, 2020
Derivatives:
Current assets	$—	$61	$—	$—	$61
Current liabilities	—	(52)	—	—	(52)
Net value	$—	$9	$—	$—	$9

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At December 31, 2021 and 2020, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Income Taxes

The components of our income tax (provision) benefit were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(4,811)	$13,246	$164
State	(358)	(327)	(375)
Total current	(5,169)	12,919	(211)
Deferred:
Federal	1,347	(6,631)	(2,063)
State	54	242	(22)
Total deferred	1,401	(6,389)	(2,085)
Total (provision for) benefit from income taxes	$(3,768)	$6,530	$(2,296)

A reconciliation of the (provision for) benefit from income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Pre-tax net book income (loss)	$15,656	$(5,535)	$10,503

Statutory federal income tax (provision) benefit	$(3,288)	$1,162	$(2,206)
State income tax provision	(224)	(16)	(397)
2018/2019 carryback	—	2,664	—
2020 carryback	—	2,642	—
Return to provision adjustments	(88)	13	285
Other	(168)	65	22
Total (provision for) benefit from income taxes	$(3,768)	$6,530	$(2,296)
Effective income tax rate (1)	24%	118%	22%
_______________
(1)Excluding the adjustment related to the carryback of the 2018, 2019 and 2020 net operating losses, the effective income tax rate for the year ended December 31, 2020 was 22 percent.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in these items. The components of the federal deferred tax asset (liability) were as follows at the dates indicated (in thousands):

	December 31,
	2021	2020

Long-term deferred tax asset (liability):
Prepaid and other insurance	$(832)	$(861)
Property	(11,682)	(12,807)
Investment in unconsolidated affiliate	525	525
Valuation allowance related to investment in unconsolidated affiliate	(525)	(525)
Net operating loss	621	536
Other	586	423
Net long-term deferred tax liability	(11,307)	(12,709)
Net deferred tax liability	$(11,307)	$(12,709)

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

The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2015
Texas	2017
Louisiana	2018
Michigan	2017

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Stock-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. We began awarding stock-based compensation to eligible employees and directors in June 2018. After giving effect to awards granted and forfeitures made under the 2018 LTIP, and the achievement of performance factors through December 31, 2021, a total of 55,809 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Compensation expense	$854	$643	$478

If dividends are paid with respect to our common shares during the vesting period, an equivalent amount will accrue and be held by us without interest until the restricted stock unit awards and performance share unit awards vest, at which time the amount will be paid to the recipient. If the award is forfeited prior to vesting, the accrued dividends will also be forfeited. At December 31, 2021 and 2020, we had $82,500 and $50,800, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2019	13,733	$43.00
Granted (2)	14,376	$34.00
Vested	(7,188)	$41.90
Forfeited	(2,139)	$38.42
Restricted stock unit awards at December 31, 2019	18,782	$37.05
Granted (3)	20,346	$24.85
Vested	(9,578)	$36.36
Forfeited	(2,060)	$30.07
Restricted stock unit awards at December 31, 2020	27,490	$28.64
Granted (4)	26,369	$29.70
Vested	(14,244)	$30.20
Forfeited	(1,350)	$28.92
Restricted stock unit awards at December 31, 2021	38,265	$28.78
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
(4)The aggregate grant date fair value of restricted stock unit awards issued during 2021 was $0.8 million based on grant date market prices of our common shares ranging from $29.70 to $30.00 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.4 million at December 31, 2021. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2019	3,966	$43.00
Granted (2)	8,094	$34.00
Performance factor decrease (3)	(7,312)	$34.23
Vested	(416)	$43.00
Forfeited	(1,545)	$37.37
Performance share unit awards at December 31, 2019	2,787	$43.00
Granted (4)	10,781	$24.92
Performance factor increase (3)	3,981	$24.92
Vested	(713)	$28.55
Forfeited	(595)	$30.22
Performance share unit awards at December 31, 2020	16,241	$27.67
Granted (5)	12,205	$29.70
Performance factor decrease (3)	(4,493)	$29.70
Vested	(2,461)	$43.00
Forfeited	—	$—
Performance share unit awards at December 31, 2021	21,492	$26.64
____________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2019 was $0.3 million based on a grant date market price of our common shares of $34.00 per share and assuming a performance factor of 100 percent.
(3)The performance factor for awards granted in 2019 was lowered to 0 percent based on a comparison of actual results for 2019 to performance goals. The performance factor for awards granted in 2020 was increased to 138.5 percent based upon a comparison of actual results for 2020 to performance goals. The performance factor for awards granted in 2021 decreased to 63.1 percent based upon a comparison of actual results for 2021 to performance goals.
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

Unrecognized compensation cost associated with performance share unit awards was approximately $0.3 million at December 31, 2021. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.7 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cash paid for interest	$746	$444	$636
Cash paid for federal and state income taxes	2,251	418	234
Cash refund for NOL carryback under CARES Act	3,712	2,703	—

Non-cash transactions:
Change in accounts payable related to property and equipment additions	—	(1,237)	(448)
Property and equipment acquired under finance leases	2,083	11,412	4,148
Issuance of common shares in asset acquisition (see Note 6)	—	—	392
Receivable for sale of property and equipment	—	—	952

See Note 17 for information related to non-cash transactions related to leases.

Note 17. Leases

We account for leases under ASC 842, Leases, which requires lessees to recognize a ROU asset and a corresponding lease liability for leases with terms longer than twelve months. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current liabilities and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, current liabilities and long-term finance lease liabilities in the consolidated balance sheets.

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

We are a lessee in noncancellable (i) operating leases for office space, equipment and lease and terminal access contracts for tank storage and dock access for our crude oil marketing business, and (ii) finance leases for tractors, trailers, a tank storage and throughput arrangement in our crude oil marketing business and office equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Our lease agreements have remaining lease terms ranging from one year to approximately eight years. Five of our finance lease agreements for tractors and trailers contain residual value guarantee provisions, which would become due at the expiration of the finance lease if the fair value of the lease vehicles is less than the guaranteed residual value. At December 31, 2021, we have recorded a liability of $2.2 million for the estimated end of term loss related to these residual value guarantees as we expect that we will pay the full amount of the guarantees at the end of the leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our lease agreements do not contain any leases with material variable lease payments (i.e., payments that depend on a percentage of sales of a lessee or payments that increase based upon an index such as CPI), residual value guarantees probable of being paid other than those noted above or material restrictive covenants. Lease agreements with lease and non-lease components are generally accounted for separately when practical. For leases where the lease and non-lease component are comingled and the non-lease component is determined to be insignificant when compared to the lease component, the lease and the non-lease components are treated as a single lease component for all asset classes.

Some leases include one or more options to renew, with renewal terms that can extend the lease term for generally one year with exercise of lease renewal options being at our sole discretion as lessee.

The following table provides the components of lease expense for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Finance lease cost:
Amortization of ROU assets	$4,744	$2,547	$1,807
Interest on lease liabilities	413	300	295
Operating lease cost	2,560	2,718	2,933
Short-term lease cost	13,880	11,020	9,627
Variable lease cost	7	—	—
Total lease expense	$21,604	$16,585	$14,662

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,560	$2,717	$2,934
Operating cash flows from finance leases	326	291	295
Financing cash flows from finance leases	4,367	2,336	1,697

ROU assets obtained in exchange for new lease liabilities:
Finance leases (2)	2,083	11,412	4,148
Operating leases	1,385	819	12,006
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides lease terms and discount rates for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Weighted-average remaining lease term (years):
Finance leases	3.60	4.16	3.03
Operating leases	3.85	4.57	4.78

Weighted-average discount rate:
Finance leases	2.6%	3.0%	4.9%
Operating leases	3.8%	4.3%	5.0%

The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	December 31,
	2021	2020
Assets
Finance lease ROU assets (1)	$12,590	$15,251
Operating lease ROU assets	7,113	8,051

Liabilities
Current
Finance lease liabilities	3,663	4,112
Operating lease liabilities	2,178	2,050
Noncurrent
Finance lease liabilities	9,672	11,507
Operating lease liabilities	4,938	6,000
______________
(1)Amounts are included in Property and equipment, net on the consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at December 31, 2021 (in thousands):

	Finance	Operating
	Lease	Lease

2022	$3,941	$2,399
2023	3,143	2,080
2024	2,348	1,911
2025	3,771	394
2026	801	333
Thereafter	—	455
Total lease payments	14,004	7,572
Less: Interest	(669)	(456)
Present value of lease liabilities	13,335	7,116
Less: Current portion of lease obligation	(3,663)	(2,178)
Total long-term lease obligation	$9,672	$4,938

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2020 (in thousands):

	Finance	Operating
	Lease	Lease

2021	$4,496	$2,343
2022	3,562	2,002
2023	2,764	1,821
2024	1,969	1,700
2025	2,992	222
Thereafter	802	675
Total lease payments	16,585	8,763
Less: Interest	(966)	(713)
Present value of lease liabilities	15,619	8,050
Less: Current portion of lease obligation	(4,112)	(2,050)
Total long-term lease obligation	$11,507	$6,000

Note 18. Commitments and Contingencies

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

We maintain excess property and casualty programs with third-party insurers in an effort to limit the financial impact of significant events covered under these programs. Our operating subsidiaries pay premiums to both the excess and reinsurance carriers and our captive for the estimated losses based on an external actuarial analysis. These premiums held by our wholly owned captive are currently held in a restricted account, resulting in a transfer of risk from our operating subsidiaries to the captive.

We also maintain a self-insurance program for managing employee medical claims in excess of employee deductibles. As claims are paid, the liability is relieved. We also maintain third party insurance stop-loss coverage for individual medical claims exceeding a certain minimum threshold. In addition, we maintain $1.2 million of umbrella insurance coverage for annual aggregate medical claims exceeding approximately $11.5 million.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	December 31,
	2021	2020

Pre-funded premiums for losses incurred but not reported	$50	$55
Accrued automobile and workers’ compensation claims	4,127	3,171
Accrued medical claims	1,100	915

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

At December 31, 2021, parental guaranteed obligations were approximately $24.1 million. Currently, neither we nor any of our subsidiaries has any other types of guarantees outstanding that require liability recognition, except for the residual value guarantees for certain of our finance leases (see Note 17 for further discussion).

Note 19. Concentration of Credit Risk

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

Our largest customers consist of large multinational integrated crude oil companies and independent domestic refiners of crude oil. In addition, we transact business with independent crude oil producers, major chemical companies, crude oil trading companies and a variety of commercial energy users. Within this group of customers, we derive approximately 50 percent of our revenues from four to five large crude oil refining customers. While we have ongoing established relationships with certain domestic refiners of crude oil, alternative markets are readily available since we supply less than one percent of U.S. domestic refiner demand. As a fungible commodity delivered to major Gulf Coast supply points, our crude oil sales can be readily delivered to alternative end markets.

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

Individual customer sales			Individual customer receivables in excess
in excess of 10% of revenues			of 10% of total receivables
Year Ended December 31,			December 31,
2021	2020	2019	2021	2020	2019

23.7%	24.0%	37.3%	11.5%	11.3%	16.6%
11.6%	10.8%	11.4%	—%	10.9%	12.6%
			—%	10.7%
			17.0%	10.4%
			12.6%

Note 20. Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2021
Revenues	$325,491	$486,744	$568,181	$644,788
Operating earnings	3,851	6,335	2,301	3,672
Net earnings	2,808	4,709	1,546	2,825

Earnings per share: (1)
Basic net earnings per share	$0.66	$1.11	$0.36	$0.65
Diluted net earnings per share	$0.66	$1.10	$0.36	$0.64

Year Ended December 31, 2020
Revenues	$353,477	$152,286	$266,904	$249,755
Operating (losses) earnings (2)	(19,940)	2,935	6,056	5,202
Net (losses) earnings	(11,427)	3,503	3,073	5,846

Earnings (losses) per share: (1)
Basic net (losses) earnings per share	$(2.70)	$0.83	$0.72	$1.38
Diluted net (losses) earnings per share	$(2.69)	$0.82	$0.72	$1.37
____________________
(1)The sum of our quarterly earnings (losses) per share amounts may not equal our full year amounts due to slight rounding differences.
(2)The first quarter of 2020 includes inventory valuation losses of approximately $24.2 million in our crude oil marketing segment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2021

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP has issued its attestation report regarding our internal control over financial reporting. That report is included within this Item 9A (See “Report of Independent Registered Public Accounting Firm”).

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on March 9, 2022.

/s/ Kevin J. Roycraft	/s/ Tracy E. Ohmart
Kevin J. Roycraft	Tracy E. Ohmart
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Adams Resources & Energy, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 9, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2021. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ KPMG LLP

Houston, Texas
March 9, 2022

Item 9B.     Other Information.

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement in connection with our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Executive Officers” and is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by this item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the headings “Summary Compensation Table,” “Compensation Overview” and “2021 Director Compensation” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the headings “Transactions with Related Parties” and “Director Independence” and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Our independent registered accounting public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.

The information required by this item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

(3) Exhibits:

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 2012).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K for the year ended December 31, 2019).
4.2	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K for the year ended December 31, 2019).

Exhibit Number	Exhibit

10.1+	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 15, 2015).
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

10.9+
Form of Employee Performance Share Unit Award Agreement for 2021 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2021).

10.10
Purchase and Sale Agreement by and between ARB Oklahoma Holdings, LLC as Seller and GulfMark Energy, Inc. as Buyer, dated as of August 15, 2018 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended September 30, 2018).

10.11
Asset Purchase Agreement dated as of May 18, 2020 by and among Adams Resources & Energy, Inc. and Service Transport Company, as Buyer, and Comcar Industries, Inc., CTL Transportation, LLC and their Subsidiaries and Affiliates Signatory Hereto, as Sellers (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2020).

10.12
Purchase and Sale Agreement by and among EnLink Midstream Operating, LP, GulfMark Energy, Inc., GulfMark Terminals, LLC, and for the limited purposes set forth therein, EnLink Midstream Partners, LP, dated as of October 22, 2020 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 2020).

10.13
At Market Issuance Sales Agreement, dated December 23, 2020, by and between Adams Resources & Energy, Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 of Form S-3 filed on December 23, 2020).

10.14
Credit Agreement, dated May 4, 2021, by and among Adams Resources & Energy, Inc., GulfMark Energy, Inc., Service Transport Company, Wells Fargo Bank, National Association, as administrative agent and issuing lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 7, 2021).

14.1*	Adams Resources & Energy, Inc. Code of Ethics.
21*	Subsidiaries of the registrant.
23.1*	Consent of KPMG LLP.

Exhibit Number	Exhibit

31.1*	Sarbanes-Oxley Section 302 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management contract or compensation plan or arrangement.

Item 16.     Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2022.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 9, 2022.

Signature	Title

/s/ Townes G. Pressler	Director and Chairman of the Board
Townes G. Pressler

/s/ Murray E. Brasseux	Director
Murray E. Brasseux

/s/ Dennis E. Dominic	Director
Dennis E. Dominic

/s/ Michelle A. Earley	Director
Michelle A. Earley

/s/ Richard C. Jenner	Director
Richard C. Jenner

/s/ John O. Niemann Jr.	Director
John O. Niemann Jr.

/s/ W.R. Scofield	Director
W.R. Scofield