Form 10-Q
period 2022-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2022-05-16
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 4,367,866 shares of Common Stock were outstanding at May 1, 2022.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$99,295	$97,825
Restricted cash	8,850	9,492
Accounts receivable, net of allowance for doubtful
accounts of $103 and $108, respectively	212,454	137,789
Accounts receivable – related party	1	2
Inventory	42,382	18,942
Derivative assets	1,145	347
Income tax receivable	5,140	6,424
Prepayments and other current assets	1,705	2,389
Total current assets	370,972	273,210
Property and equipment, net	86,543	88,036
Operating lease right-of-use assets, net	6,699	7,113
Intangible assets, net	3,126	3,317
Other assets	2,777	3,027
Total assets	$470,117	$374,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,451	$168,224
Accounts payable – related party	47	—
Derivative liabilities	1,102	324
Current portion of finance lease obligations	3,293	3,663
Current portion of operating lease liabilities	2,258	2,178
Other current liabilities	10,828	11,622
Total current liabilities	276,979	186,011
Other long-term liabilities:
Asset retirement obligations	2,391	2,376
Finance lease obligations	8,903	9,672
Operating lease liabilities	4,445	4,938
Deferred taxes and other liabilities	11,878	11,320
Total liabilities	304,596	214,317

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,367,866 and 4,355,001 shares outstanding, respectively	435	433
Contributed capital	17,020	16,913
Retained earnings	148,066	143,040
Total shareholders’ equity	165,521	160,386
Total liabilities and shareholders’ equity	$470,117	$374,703

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Marketing	$747,555	$304,023
Transportation	26,690	21,235
Pipeline and storage	—	233
Total revenues	774,245	325,491

Costs and expenses:
Marketing	735,647	295,207
Transportation	20,865	17,460
Pipeline and storage	554	544
General and administrative	4,018	3,376
Depreciation and amortization	5,013	5,053
Total costs and expenses	766,097	321,640

Operating earnings	8,148	3,851

Other income (expense):
Interest and other income	24	134
Interest expense	(114)	(220)
Total other (expense) income, net	(90)	(86)

Earnings before income taxes	8,058	3,765
Income tax provision	(1,968)	(957)

Net earnings	$6,090	$2,808

Earnings per share:
Basic net earnings per common share	$1.40	$0.66
Diluted net earnings per common share	$1.39	$0.66

Dividends per common share	$0.24	$0.24

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net earnings	$6,090	$2,808
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	5,013	5,053
Gains on sales of property	(491)	(83)
Provision for doubtful accounts	(5)	(1)
Stock-based compensation expense	195	185
Deferred income taxes	561	(829)
Net change in fair value contracts	(20)	(21)
Changes in assets and liabilities:
Accounts receivable	(74,660)	(11,268)
Accounts receivable/payable, affiliates	48	(13)
Inventories	(23,440)	(9,887)
Income tax receivable	1,284	1,650
Prepayments and other current assets	684	(657)
Accounts payable	91,211	36,127
Accrued liabilities	(775)	51
Other	178	(114)
Net cash provided by operating activities	5,873	23,001

Investing activities:
Property and equipment additions	(3,694)	(170)
Proceeds from property sales	856	1,005
Net cash (used in) provided by investing activities	(2,838)	835

Financing activities:
Principal repayments of finance lease obligations	(1,139)	(1,014)
Payment for financed portion of VEX acquisition	—	(2,500)
Dividends paid on common stock	(1,068)	(1,025)
Net cash used in financing activities	(2,207)	(4,539)

Increase in cash and cash equivalents, including restricted cash	828	19,297
Cash and cash equivalents, including restricted cash, at beginning of period	107,317	52,065
Cash and cash equivalents, including restricted cash, at end of period	$108,145	$71,362

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2022	$433	$16,913	$143,040	$160,386
Net earnings	—	—	6,090	6,090
Stock-based compensation expense	—	195	—	195
Vesting of restricted awards	2	(2)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(86)	—	(86)
Dividends declared:
Common stock, $0.24/share	—	—	(1,048)	(1,048)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, March 31, 2022	$435	$17,020	$148,066	$165,521

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2021	$423	$13,340	$135,329	$149,092
Net earnings	—	—	2,808	2,808
Stock-based compensation expense	—	185	—	185
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(31)	—	(31)
Dividends declared:
Common stock, $0.24/share	—	—	(1,019)	(1,019)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, March 31, 2021	$423	$13,494	$137,100	$151,017

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

Basis of Presentation

Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of results expected for the full year of 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC on March 9, 2022. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021

Cash and cash equivalents	$99,295	$97,825
Restricted cash:
Captive insurance subsidiary (1)	8,850	9,492
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$108,145	$107,317
_____________
(1)$1.5 million of the restricted cash balance relates to the initial capitalization of our captive insurance company formed in late 2020, and the remainder represents amounts paid to our captive insurance company for insurance premiums.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2022	4,355,001
Vesting of restricted stock unit awards (see Note 11)	15,966
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(3,101)
Balance, March 31, 2022	4,367,866

Credit Agreement

At March 31, 2022, we had no borrowings outstanding under our $40.0 million Credit Agreement with Wells Fargo Bank, National Association (“Credit Agreement”) and $6.1 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum. At March 31, 2022, we were in compliance with all covenants under the Credit Agreement.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Earnings per share — numerator:
Net earnings	$6,090	$2,808

Denominator:
Basic weighted average number of shares outstanding	4,359	4,246

Basic earnings per share	$1.40	$0.66

Diluted earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,359	4,246
Restricted stock unit awards	24	18
Performance share unit awards (1)	11	7
Total diluted shares	4,394	4,271

Diluted earnings per share	$1.39	$0.66
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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal year 2020. We have an income tax receivable at March 31, 2022, of approximately $6.8 million for the benefit of carrying back the NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivable was recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. No charges were recognized during the three months ended March 31, 2022 and 2021.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Total

Three Months Ended March 31, 2022
Revenues from contracts with customers	$736,034	$26,690	$—	$762,724
Other (1)	11,521	—	—	11,521
Total revenues	$747,555	$26,690	$—	$774,245

Timing of revenue recognition:
Goods transferred at a point in time	$736,034	$—	$—	$736,034
Services transferred over time	—	26,690	—	26,690
Total revenues from contracts with customers	$736,034	$26,690	$—	$762,724

Three Months Ended March 31, 2021
Revenues from contracts with customers	$297,475	$21,235	$233	$318,943
Other (1)	6,548	—	—	6,548
Total revenues	$304,023	$21,235	$233	$325,491

Timing of revenue recognition:
Goods transferred at a point in time	$297,475	$—	$—	$297,475
Services transferred over time	—	21,235	233	21,468
Total revenues from contracts with customers	$297,475	$21,235	$233	$318,943
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Revenue gross-up	$307,386	$134,866

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021

Insurance premiums	$501	$641
Vendor prepayment	—	602
Rents, licenses and other	1,204	1,146
Total prepayments and other current assets	$1,705	$2,389

Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2022	2021

Tractors and trailers	5 – 6	$109,643	$106,558
Field equipment	2 – 5	22,904	22,851
Finance lease ROU assets (1)	3 – 6	22,349	22,349
Pipeline and related facilities	20 – 25	20,363	20,336
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	16,163	16,163
Office equipment	2 – 5	2,880	2,060
Land	N/A	2,008	2,008
Construction in progress	N/A	2,036	3,396
Total		202,268	199,643
Less accumulated depreciation and amortization		(115,725)	(111,607)
Property and equipment, net		$86,543	$88,036
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 13 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $11.0 million and $9.8 million at March 31, 2022 and December 31, 2021, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Depreciation and amortization, excluding amounts under finance leases	$3,805	$3,913
Amortization of property and equipment under finance leases	1,208	1,140
Total depreciation and amortization	$5,013	$5,053

Note 6. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021

Amounts associated with liability insurance program:
Insurance collateral deposits	$405	$721
Excess loss fund	622	622
Accumulated interest income	489	489
Other amounts:
State collateral deposits	36	36
Materials and supplies	675	574
Debt issuance costs	260	292
Other	290	293
Total other assets	$2,777	$3,027

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Other	Total

Three Months Ended March 31, 2022
Segment revenues (1)	$747,555	$26,718	$897	$—	$775,170
Less: Intersegment revenues (1)	—	(28)	(897)	—	(925)
Revenues	$747,555	$26,690	$—	$—	$774,245

Segment operating earnings (losses) (2)	10,120	2,868	(822)	—	12,166
Depreciation and amortization	1,788	2,957	268	—	5,013
Property and equipment additions (3) (4)	3,124	535	27	8	3,694

Three Months Ended March 31, 2021
Segment revenues (1)	$304,023	$21,268	$419	$—	$325,710
Less: Intersegment revenues (1)	—	(33)	(186)	—	(219)
Revenues	$304,023	$21,235	$233	$—	$325,491

Segment operating earnings (losses) (2)	7,018	774	(565)	—	7,227
Depreciation and amortization	1,798	3,001	254	—	5,053
Property and equipment additions (3) (4)	210	(58)	10	8	170
_______________
(1)Segment revenues include intersegment amounts that are eliminated due to consolidation in operating costs and expenses in our unaudited condensed consolidated statements of operations. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed.
(2)Our crude oil marketing segment’s operating earnings included inventory liquidation gains of $8.7 million and $6.9 million for the three months ended March 31, 2022 and 2021, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the three months ended March 31, 2022 and 2021. See Note 13 for further information.
(4)Amounts included in property and equipment additions for Other are additions for computer equipment at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Segment operating earnings	$12,166	$7,227
General and administrative	(4,018)	(3,376)
Operating earnings	8,148	3,851
Interest and other income	24	134
Interest expense	(114)	(220)
Earnings before income taxes	$8,058	$3,765

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021

Reporting segment:
Crude oil marketing	$260,844	$162,770
Transportation	65,608	67,167
Pipeline and storage	25,363	25,569
Cash and other (1)	118,302	119,197
Total assets	$470,117	$374,703
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

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Affiliate billings to us	$6	$12
Billings to affiliates	5	1
Rentals paid to affiliate	114	174

During the three months ended March 31, 2022, we paid West Point Buick GMC, an affiliate of KSA, a total of approximately $0.1 million (net of trade-in values) for the purchase of two pickup trucks.

Note 9. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021

Accrual for payroll, benefits and bonuses	$4,038	$5,210
Accrued automobile and workers’ compensation claims	4,306	4,127
Accrued medical claims	1,333	1,100
Accrued taxes	458	534
Other	693	651
Total other current liabilities	$10,828	$11,622

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

At March 31, 2022, we had in place four commodity purchase and sale contracts which had a fair value associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompass approximately 324 barrels per day of crude oil during April 2022 through December 2022.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, we had in place four commodity purchase and sale contracts, of which two had a fair value associated with them as the contractual prices of crude oil were outside the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately 324 barrels per day of crude oil during January 2022 through December 2022.
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
March 31, 2022
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$1,145	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	1,102	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$1,145	$—	$1,102	$—

December 31, 2021
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$347	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	324	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$347	$—	$324	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At March 31, 2022 and December 31, 2021, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended
	March 31,
	2022	2021

Revenues – marketing	$19	$20

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
March 31, 2022
Derivatives:
Current assets	$—	$1,145	$—	$—	$1,145
Current liabilities	—	(1,102)	—	—	(1,102)
Net value	$—	$43	$—	$—	$43

December 31, 2021
Derivatives:
Current assets	$—	$347	$—	$—	$347
Current liabilities	—	(324)	—	—	(324)
Net value	$—	$23	$—	$—	$23

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At March 31, 2022 and December 31, 2021, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 11. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. The maximum number of shares authorized for issuance under the 2018 LTIP is 150,000 shares, and the 2018 LTIP is effective until May 8, 2028. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through March 31, 2022, a total of 2,261 shares were available for issuance.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Compensation expense	$195	$185

At March 31, 2022 and December 31, 2021, we had $83,500 and $82,500, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2022	38,265	$28.78
Granted (2)	26,796	$31.83
Vested	(15,966)	$28.20
Forfeited	(164)	$29.70
Restricted stock unit awards at March 31, 2022	48,931	$30.64
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2022 was $0.9 million based on a grant date market price of our common shares ranging from $31.80 to $37.42 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $1.1 million at March 31, 2022. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.7 years.

Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2022	21,492	$26.64
Granted (2)	13,458	$31.80
Vested	—	$—
Forfeited	—	$—
Performance share unit awards at March 31, 2022	34,950	$28.63
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2022 was $0.4 million based on a grant date market price of our common shares of $31.80 per share and assuming a performance factor of 100 percent.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized compensation cost associated with performance share unit awards was approximately $0.7 million at March 31, 2022. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.4 years.

Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Cash paid for interest	$114	$220
Cash paid for federal and state income taxes	—	2

Non-cash transactions:
Change in accounts payable related to property and equipment additions	—	(44)
Property and equipment acquired under finance leases	—	2,091

See Note 13 for information related to other non-cash transactions related to leases.

Note 13. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Finance lease cost:
Amortization of ROU assets	$1,207	$1,140
Interest on lease liabilities	80	110
Operating lease cost	673	623
Short-term lease cost	3,781	3,212
Variable lease cost	6	1
Total lease expense	$5,747	$5,086

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$673	$622
Operating cash flows from finance leases	80	109
Financing cash flows from finance leases	1,139	1,014

ROU assets obtained in exchange for new lease liabilities:
Finance leases	—	2,091
Operating leases	196	264
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Weighted-average remaining lease term (years):
Finance leases	3.39	4.10
Operating leases	3.63	4.32

Weighted-average discount rate:
Finance leases	2.6%	2.8%
Operating leases	3.7%	4.2%

The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021
Assets
Finance lease ROU assets (1)	$11,382	$12,590
Operating lease ROU assets	6,699	7,113

Liabilities
Current
Finance lease liabilities	3,293	3,663
Operating lease liabilities	2,258	2,178
Noncurrent
Finance lease liabilities	8,903	9,672
Operating lease liabilities	4,445	4,938
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at March 31, 2022 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2022	$2,722	$1,923
2023	3,143	2,080
2024	2,348	1,911
2025	3,771	394
2026	801	333
Thereafter	—	455
Total lease payments	12,785	7,096
Less: Interest	(589)	(393)
Present value of lease liabilities	12,196	6,703
Less: Current portion of lease obligation	(3,293)	(2,258)
Total long-term lease obligation	$8,903	$4,445

The following table provides maturities of undiscounted lease liabilities at December 31, 2021 (in thousands):

	Finance	Operating
	Lease	Lease

2022	$3,941	$2,399
2023	3,143	2,080
2024	2,348	1,911
2025	3,771	394
2026	801	333
Thereafter	—	455
Total lease payments	14,004	7,572
Less: Interest	(669)	(456)
Present value of lease liabilities	13,335	7,116
Less: Current portion of lease obligation	(3,663)	(2,178)
Total long-term lease obligation	$9,672	$4,938

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

Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021

Pre-funded premiums for losses incurred but not reported	$33	$50
Accrued automobile and workers’ compensation claims	4,306	4,127
Accrued medical claims	1,333	1,100

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as filed on March 9, 2022 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2021 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change (1)

Revenues	$747,555	$304,023	146%
Operating earnings (2)	10,120	7,018	44%
Depreciation and amortization	1,788	1,798	(1%)
Driver compensation	4,626	4,390	5%
Insurance	1,734	1,977	(12%)
Fuel	2,546	1,741	46%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory liquidation gains of $8.7 million and $6.9 million for the three months ended March 31, 2022 and 2021, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Field level purchase volumes – per day (1)
Crude oil – barrels	90,385	82,889

Average purchase price
Crude oil – per barrel	$92.70	$54.91
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Crude oil marketing revenues increased by $443.5 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $389.1 million and higher overall crude oil volumes, which increased revenues by approximately $54.4 million. The average crude oil price received was $54.91 during the three months ended March 31, 2021, which increased to $92.70 during the three months ended March 31, 2022. Revenues from legacy volumes are based upon the market price primarily in our Gulf Coast market area. The market price of crude oil has continued to increase in 2022, as it did throughout 2021, and is now in excess of $100 per barrel. U.S. producers are exercising capital discipline, maintaining oil production plans in spite of the crude oil price, and are focusing capital on share buy-backs and renewables. Contributing to the volatility in price has been the war in Europe, as well as COVID-19 outbreaks in China, supply chain issues and labor shortages, creating uncertainty for demand growth. OPEC+ has also maintained a disciplined approach, allowing only modest production increases.

Our crude oil marketing operating earnings increased by $3.1 million during the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to higher crude oil prices and volumes and inventory valuation changes (as shown in the table below), partially offset by higher fuel costs and driver compensation.

Driver compensation increased by $0.2 million during the three months ended March 31, 2022 as compared to the same period in 2021, primarily as a result of higher volumes transported in the 2022 period as compared to the same period in 2021.

Insurance costs decreased by $0.2 million during the three months ended March 31, 2022 as compared to the same period in 2021, primarily due in part to our safety performance in the prior year, and to a lower overall driver count in the 2022 period. Fuel costs increased by $0.8 million during the three months ended March 31, 2022 as compared to the same period in 2021, consistent with an increase in crude oil volumes in the current period and higher fuel prices.

Depreciation and amortization expense during the three months ended March 31, 2022 was consistent with the same period in 2021, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2021 and 2022.

Field Level Operating Earnings (Non-GAAP Financial Measure). Inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations are two factors affecting comparative crude oil marketing segment operating earnings (losses), of which inventory valuations is the most significant. As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. During periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

Crude oil marketing operating earnings (losses) can be affected by the valuations of our forward month commodity contracts (derivative instruments), if material. These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts as part of a pricing strategy based on crude oil purchases at the wellhead (field level). The valuation of derivative instruments at period end requires the recognition of non-cash “mark-to-market” gains and losses.

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance without the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

As reported segment operating earnings (1)	$10,120	$7,018
Add (subtract):
Inventory liquidation gains	(8,717)	(6,943)
Inventory valuation losses	—	—
Derivative valuation (gains) losses	(19)	(20)
Field level operating earnings (2)	$1,384	$55
_______________
(1)Our crude oil marketing segment’s operating earnings included inventory liquidation gains of $8.7 million and $6.9 million for the three months ended March 31, 2022 and 2021, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to higher crude oil prices and volumes and lower insurance costs, partially offset by higher fuel costs and driver compensation.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	March 31, 2022		December 31, 2021
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	404,636	$104.02	259,489	$71.86

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2021 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change (1)

Revenues	$26,690	$21,235	26%
Operating earnings	$2,868	$774	271%
Depreciation and amortization	$2,957	$3,001	(1%)
Driver commissions	$3,765	$3,596	5%
Insurance	$2,149	$2,148	—%
Fuel	$2,802	$1,875	49%
Maintenance expense	$1,248	$913	37%
Mileage (000s)	6,798	6,932	(2%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Total transportation revenue	$26,690	$21,235
Diesel fuel cost	(2,802)	(1,875)
Revenues, net of fuel costs (1)	$23,888	$19,360
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues increased by $5.5 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Transportation revenues, net of fuel costs, increased by $4.5 million during the three months ended March 31, 2022, as compared to the prior year period. These increases were primarily due to increased transportation rates during the 2022 period, as we have continued working with our customers to increase our transportation rates. In addition, as a result of customer demand, we opened four new terminals during the second half of 2021. These terminals, located in West Memphis, Arkansas, Charleston, West Virginia, Augusta, Georgia, and Joliet, Illinois, increased revenues by approximately $2.1 million during the first quarter of 2022. In February 2021, a severe winter storm and resulting power outages affected Texas, which resulted in a significant decline in transportation services for over a week and a temporary loss of revenues in the 2021 period.

Our transportation operating earnings increased by $2.1 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to increased transportation rates, higher revenues as a result of increased transportation rates, new terminals and lower revenues in the 2021 period as a result of a winter storm and lower depreciation and amortization expense related to the timing of new assets placed into service, partially offset by higher maintenance expense, driver commissions and fuel costs.

Driver commissions increased by $0.2 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in driver pay, partially offset by lower mileage during the 2022 period.

Fuel costs increased by $0.9 million during the three months ended March 31, 2022 as compared to the same period in 2021, primarily as a result of an increase in the price of fuel during the 2022 period. Insurance costs remained constant during the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to consistent insurance premiums during the 2021 and 2022 periods.

Depreciation and amortization expense was relatively consistent during the three months ended March 31, 2022 as compared to the same period in 2021, primarily as a result of the timing of purchases of new tractors and trailers in 2022 and 2021.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the period indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change (1)

Segment revenues (2)	$897	$419	114%
Less: Intersegment revenues (2)	(897)	(186)	382%
Revenues	$—	$233	(100%)

Operating losses	(822)	(565)	45%
Depreciation and amortization	268	254	6%
Insurance	200	210	(5%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended
	March 31,
	2022	2021

Pipeline throughput	10,486	2,956
Terminalling	10,948	4,912

During the three months ended March 31, 2022, all pipeline and storage segment revenues were earned from an affiliated shipper, while during the three months ended March 31, 2021, pipeline and storage revenues included revenues from third party shippers. Revenues earned from an affiliated shipper are eliminated due to consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations.

We are continuing to focus on opportunities to increase our pipeline and storage capacity utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we are exploring new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

General and Administrative Expense

General and administrative expense increased by $0.6 million during the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to higher salaries and wages and related personnel costs and legal fees, partially offset by lower outside service costs.

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

We have determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal year 2020. We have an income tax receivable at March 31, 2022, of approximately $6.8 million for the benefit of carrying back the NOL for the fiscal year 2020 to 2015 and 2016. As we are carrying the losses back to years beginning before January 1, 2018, the receivable was recorded at the previous 35 percent federal tax rate rather than the current statutory rate of 21 percent.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are (i) our cash balance, (ii) cash flow from operating activities, (iii) borrowings under our $40.0 million credit agreement (“Credit Agreement”) and (iv) funds received from the sale of equity securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, and other expenses, (ii) discretionary capital spending for investments in our business and (iii) dividends to our shareholders. We believe we will have sufficient liquidity through our current cash balances, availability under our Credit Agreement, expected cash generated from future operations, and the ease of financing tractor and trailer additions through leasing arrangements (should the need arise) to meet our short-term and long-term liquidity needs for the reasonably foreseeable future. Our cash balance and cash flow from operating activities is dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021

Cash and cash equivalents	$99,295	$97,825
Working capital	93,993	87,199

Our cash balance at March 31, 2022 increased by 2 percent from December 31, 2021, as discussed further below.

At March 31, 2022, we had $6.1 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), in which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We did not sell any shares of common stock under the ATM Agreement during the first quarter of 2022.

We utilize cash from operations to make discretionary investments in our crude oil marketing, transportation and pipeline and storage businesses. With the exception of operating and finance lease commitments primarily associated with storage tank terminal arrangements, leased office space, tractors, trailers and other equipment, and borrowings outstanding under the Credit Agreement, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See “Material Cash Requirements” below for information regarding our operating and finance lease obligations.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2021 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Cash provided by (used in):
Operating activities	$5,873	$23,001
Investing activities	(2,838)	835
Financing activities	(2,207)	(4,539)

Operating activities. Net cash flows provided by operating activities for the three months ended March 31, 2022 decreased by $17.1 million as compared to the same period in 2021. The decrease in net cash flows from operating activities was primarily due to changes in our working capital accounts, partially offset by higher earnings in the current period.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021

Early payments received	$72,761	$52,841
Prepayments to suppliers	31,365	5,732

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2021 and March 2022, we received early payments from certain customers in our crude oil marketing operations as noted in the table above. Our cash balance increased by approximately $1.5 million as of March 31, 2022 relative to the year ended December 31, 2021 primarily as a result of the timing of the receipt of these early payments received and prepayments made to suppliers during each period resulting from an increase in crude oil marketing activities.

Investing activities. Net cash flows used in investing activities was $2.8 million for the three months ended March 31, 2022 as compared to net cash flows provided by investing activities of $0.8 million for the three months ended March 31, 2021. The increase in net cash flows used in investing activities of $3.7 million was primarily due to an increase of $3.5 million in capital spending for property and equipment (see following table) and a decrease of $0.1 million in cash proceeds from the sales of assets.

Capital spending was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Crude oil marketing (1)	$3,124	$210
Transportation (2)	535	(58)
Pipeline and storage (3)	27	10
Other	8	8
Capital spending	$3,694	$170
_______________
(1)2022 amount relates to the purchase of 13 tractors and other field equipment, and the 2021 amount primarily relates to the purchase of field equipment.
(2)2022 amount relates to the purchase of three tractors and other field equipment. During the three months ended March 31, 2021, we received a refund of approximately $0.3 million for amounts previously spent in our transportation segment, which has been reflected as a reduction in property and equipment additions. The remaining 2021 amount relates to the purchase of two trailers and computer software and equipment.
(3)2022 amount relates to the purchase of field equipment.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2022 decreased by $2.3 million as compared to the same period in 2021. The decrease was primarily due to the payment in the 2021 period of the first $2.5 million installment related to the purchase of the VEX pipeline in October 2020, the full amount of which was repaid in May 2021, and an increase of $0.1 million in principal repayments made for finance lease obligations. See “Material Cash Requirements” below for further information regarding our finance leases. During each of the three months ended March 31, 2022 and 2021, we paid cash dividends of $0.24 per common share, or a total of $1.1 million.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at March 31, 2022 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$12,785	$3,545	$5,246	$3,994	$—
Operating lease obligations (2)	7,096	2,458	3,556	681	401
Purchase obligations (3)	16,069	16,069	—	—	—
Total contractual obligations	$35,950	$22,072	$8,802	$4,675	$401
_______________
(1)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(2)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3)Amount represents commitments to purchase 35 new tractors and 40 new trailers in our transportation business and 39 new tractors and two new trailers in our crude oil marketing business.

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

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2021 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2021 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2021 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2021 Form 10-K or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 2012).
10.1+*	Form of Employee Performance Share Unit Award Agreement for 2022 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	May 16, 2022	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)