Form 10-Q
period 2022-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2022-08-11
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 4,378,316 shares of Common Stock were outstanding at August 1, 2022.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$67,728	$97,825
Restricted cash	7,853	9,492
Accounts receivable, net of allowance for doubtful
accounts of $100 and $108, respectively	267,634	137,789
Accounts receivable – related party	2	2
Inventory	61,281	18,942
Derivative assets	1,501	347
Income tax receivable	—	6,424
Prepayments and other current assets	2,007	2,389
Total current assets	408,006	273,210
Property and equipment, net	84,528	88,036
Operating lease right-of-use assets, net	6,437	7,113
Intangible assets, net	2,938	3,317
Other assets	2,714	3,027
Total assets	$504,623	$374,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,381	$168,224
Derivative liabilities	848	324
Current portion of finance lease obligations	4,308	3,663
Current portion of operating lease liabilities	2,228	2,178
Other current liabilities	14,207	11,622
Total current liabilities	310,972	186,011
Other long-term liabilities:
Asset retirement obligations	2,406	2,376
Finance lease obligations	8,609	9,672
Operating lease liabilities	4,205	4,938
Deferred taxes and other liabilities	10,979	11,320
Total liabilities	337,171	214,317

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,378,316 and 4,355,001 shares outstanding, respectively	436	433
Contributed capital	17,541	16,913
Retained earnings	149,475	143,040
Total shareholders’ equity	167,452	160,386
Total liabilities and shareholders’ equity	$504,623	$374,703

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Marketing	$962,516	$463,092	$1,710,071	$767,115
Transportation	29,534	23,497	56,224	44,732
Pipeline and storage	—	155	—	388
Total revenues	992,050	486,744	1,766,295	812,235

Costs and expenses:
Marketing	955,511	453,081	1,691,158	748,288
Transportation	23,674	19,078	44,539	36,538
Pipeline and storage	606	488	1,160	1,032
General and administrative	4,211	2,961	8,229	6,337
Depreciation and amortization	5,088	4,801	10,101	9,854
Total costs and expenses	989,090	480,409	1,755,187	802,049

Operating earnings	2,960	6,335	11,108	10,186

Other income (expense):
Interest and other income	303	62	327	196
Interest expense	(136)	(204)	(250)	(424)
Total other income (expense), net	167	(142)	77	(228)

Earnings before income taxes	3,127	6,193	11,185	9,958
Income tax provision	(651)	(1,484)	(2,619)	(2,441)

Net earnings	$2,476	$4,709	$8,566	$7,517

Earnings per share:
Basic net earnings per common share	$0.57	$1.11	$1.96	$1.77
Diluted net earnings per common share	$0.56	$1.10	$1.95	$1.76

Dividends per common share	$0.24	$0.24	$0.48	$0.48

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net earnings	$8,566	$7,517
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	10,101	9,854
Gains on sales of property	(938)	(265)
Provision for doubtful accounts	(8)	(2)
Stock-based compensation expense	458	417
Deferred income taxes	(332)	(1,636)
Net change in fair value contracts	(630)	(25)
Changes in assets and liabilities:
Accounts receivable	(129,837)	(26,109)
Accounts receivable/payable, affiliates	—	(4)
Inventories	(42,339)	(10,376)
Income tax receivable	6,424	7,442
Prepayments and other current assets	382	842
Accounts payable	121,144	63,831
Accrued liabilities	2,614	1,235
Other	217	(614)
Net cash (used in) provided by operating activities	(24,178)	52,107

Investing activities:
Property and equipment additions	(4,783)	(3,602)
Proceeds from property sales	1,374	1,316
Net cash used in investing activities	(3,409)	(2,286)

Financing activities:
Borrowings under Credit Agreement	30,000	8,000
Repayments under Credit Agreement	(30,000)	—
Principal repayments of finance lease obligations	(2,306)	(2,123)
Payment for financed portion of VEX acquisition	—	(10,000)
Net proceeds from sale of equity	283	—
Dividends paid on common stock	(2,126)	(2,062)
Net cash used in financing activities	(4,149)	(6,185)

(Decrease) Increase in cash and cash equivalents, including restricted cash	(31,736)	43,636
Cash and cash equivalents, including restricted cash, at beginning of period	107,317	52,065
Cash and cash equivalents, including restricted cash, at end of period	$75,581	$95,701

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2022	$433	$16,913	$143,040	$160,386
Net earnings	—	—	6,090	6,090
Stock-based compensation expense	—	195	—	195
Vesting of restricted awards	2	(2)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(86)	—	(86)
Dividends declared:
Common stock, $0.24/share	—	—	(1,048)	(1,048)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, March 31, 2022	435	17,020	148,066	165,521
Net earnings	—	—	2,476	2,476
Stock-based compensation expense	—	263	—	263
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(24)	—	(24)
Shares sold at the market	1	282	—	283
Dividends declared:
Common stock, $0.24/share	—	—	(1,049)	(1,049)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, June 30, 2022	$436	$17,541	$149,475	$167,452

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2021	$423	$13,340	$135,329	$149,092
Net earnings	—	—	2,808	2,808
Stock-based compensation expense	—	185	—	185
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(31)	—	(31)
Dividends declared:
Common stock, $0.24/share	—	—	(1,019)	(1,019)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, March 31, 2021	423	13,494	137,100	151,017
Net earnings	—	—	4,709	4,709
Stock-based compensation expense	—	232	—	232
Vesting of restricted awards	1	(1)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(70)	—	(70)
Dividends declared:
Common stock, $0.24/share	—	—	(1,021)	(1,021)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, June 30, 2021	$424	$13,655	$140,772	$154,851

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

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results expected for the full year of 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC on March 9, 2022. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$67,728	$97,825
Restricted cash:
Captive insurance subsidiary (1)	7,853	9,492
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$75,581	$107,317
_____________
(1)$1.5 million of the restricted cash balance relates to the initial capitalization of our captive insurance company formed in late 2020, and the remainder represents amounts paid to our captive insurance company for insurance premiums.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2022	4,355,001
Vesting of restricted stock unit awards (see Note 11)	15,966
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(3,101)
Balance, March 31, 2022	4,367,866
Vesting of restricted stock unit awards (see Note 11)	2,953
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(705)
Shares sold at the market	8,202
Balance, June 30, 2022	4,378,316

Credit Agreement

At June 30, 2022, we had no borrowings outstanding under our $40.0 million Credit Agreement with Wells Fargo Bank, National Association (“Credit Agreement”) and $5.7 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum. At June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement. However, as of June 30, 2022, we obtained a waiver relating to a breach of a non-financial covenant in connection with our failure to timely notify the lender of the creation of a new holding company subsidiary.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share

Basic earnings per share is computed by dividing our net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potential common shares outstanding, including our shares related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, as amended and restated (“2018 LTIP”) are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 11 for further discussion).

A reconciliation of the calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings per share — numerator:
Net earnings	$2,476	$4,709	$8,566	$7,517

Denominator:
Basic weighted average number of shares outstanding	4,371	4,254	4,365	4,250

Basic earnings per share	$0.57	$1.11	$1.96	$1.77

Diluted earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,371	4,254	4,365	4,250
Restricted stock unit awards	21	13	22	15
Performance share unit awards (1)	12	6	12	7
Total diluted shares	4,404	4,273	4,399	4,272

Diluted earnings per share	$0.56	$1.10	$1.95	$1.76
_______________
(1)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

Equity At-The-Market Offerings

During the three and six months ended June 30, 2022, we received net proceeds of approximately $0.3 million (net of offering costs to B. Riley Securities, Inc. of $14 thousand) from the sale of 8,202 of our common shares at an average price per share of approximately $37.38 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated December 23, 2020.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating losses (“NOL”) incurred in tax years 2018, 2019 and 2020 to offset 100 percent of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We carried back our NOL for fiscal year 2020 to fiscal years 2015 and 2016, and in June 2022, we received a cash refund of approximately $6.8 million.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. No charges were recognized during the three and six months ended June 30, 2022 and 2021.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Total

Three Months Ended June 30, 2022
Revenues from contracts with customers	$952,325	$29,534	$—	$981,859
Other (1)	10,191	—	—	10,191
Total revenues	$962,516	$29,534	$—	$992,050

Timing of revenue recognition:
Goods transferred at a point in time	$952,325	$—	$—	$952,325
Services transferred over time	—	29,534	—	29,534
Total revenues from contracts with customers	$952,325	$29,534	$—	$981,859

Three Months Ended June 30, 2021
Revenues from contracts with customers	$452,820	$23,497	$155	$476,472
Other (1)	10,272	—	—	10,272
Total revenues	$463,092	$23,497	$155	$486,744

Timing of revenue recognition:
Goods transferred at a point in time	$452,820	$—	$—	$452,820
Services transferred over time	—	23,497	155	23,652
Total revenues from contracts with customers	$452,820	$23,497	$155	$476,472

Six Months Ended June 30, 2022
Revenues from contracts with customers	$1,698,550	$56,224	$—	$1,754,774
Other (1)	11,521	—	—	11,521
Total revenues	$1,710,071	$56,224	$—	$1,766,295

Timing of revenue recognition:
Goods transferred at a point in time	$1,698,550	$—	$—	$1,698,550
Services transferred over time	—	56,224	—	56,224
Total revenues from contracts with customers	$1,698,550	$56,224	$—	$1,754,774

Six Months Ended June 30, 2021
Revenues from contracts with customers	$750,295	$44,732	$388	$795,415
Other (1)	16,820	—	—	16,820
Total revenues	$767,115	$44,732	$388	$812,235

Timing of revenue recognition:
Goods transferred at a point in time	$750,295	$—	$—	$750,295
Services transferred over time	—	44,732	388	45,120
Total revenues from contracts with customers	$750,295	$44,732	$388	$795,415
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue gross-up	$419,081	$189,512	$726,467	$324,378

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021

Insurance premiums	$724	$641
Vendor prepayment	—	602
Rents, licenses and other	1,283	1,146
Total prepayments and other current assets	$2,007	$2,389

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2022	2021

Tractors and trailers	5 – 6	$109,390	$106,558
Field equipment	2 – 5	22,959	22,851
Finance lease ROU assets (1)	3 – 6	20,929	22,349
Pipeline and related facilities	20 – 25	20,408	20,336
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	16,163	16,163
Office equipment	2 – 5	2,888	2,060
Land	N/A	2,008	2,008
Construction in progress	N/A	1,507	3,396
Total		200,174	199,643
Less accumulated depreciation and amortization		(115,646)	(111,607)
Property and equipment, net		$84,528	$88,036
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 13 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $8.9 million and $9.8 million at June 30, 2022 and December 31, 2021, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Depreciation and amortization, excluding amounts under finance leases	$3,827	$3,591	$7,632	$7,504
Amortization of property and equipment under finance leases	1,261	1,210	2,469	2,350
Total depreciation and amortization	$5,088	$4,801	$10,101	$9,854

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021

Amounts associated with liability insurance program:
Insurance collateral deposits	$375	$721
Excess loss fund	622	622
Accumulated interest income	515	489
Other amounts:
State collateral deposits	36	36
Materials and supplies	652	574
Debt issuance costs	229	292
Other	285	293
Total other assets	$2,714	$3,027

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude Oil Marketing	Transportation	Pipeline and storage	Other	Total

Three Months Ended June 30, 2022
Segment revenues (1)	$962,516	$29,621	$2,060	$—	$994,197
Less: Intersegment revenues (1)	—	(87)	(2,060)	—	(2,147)
Revenues	$962,516	$29,534	$—	$—	$992,050

Segment operating earnings (losses) (2)	5,111	2,937	(877)	—	7,171
Depreciation and amortization	1,894	2,923	271	—	5,088
Property and equipment additions (3) (4)	884	159	46	—	1,089

Three Months Ended June 30, 2021
Segment revenues (1)	$463,092	$23,535	$651	$—	$487,278
Less: Intersegment revenues (1)	—	(38)	(496)	—	(534)
Revenues	$463,092	$23,497	$155	$—	$486,744

Segment operating earnings (losses) (2)	8,370	1,482	(556)	—	9,296
Depreciation and amortization	1,641	2,937	223	—	4,801
Property and equipment additions (3) (4)	492	2,761	179	—	3,432

Six Months Ended June 30, 2022
Segment revenues (1)	$1,710,071	$56,398	$4,120	$—	$1,770,589
Less: Intersegment revenues (1)	—	(174)	(4,120)	—	(4,294)
Revenues	$1,710,071	$56,224	$—	$—	$1,766,295

Segment operating earnings (losses) (2)	15,231	5,805	(1,699)	—	19,337
Depreciation and amortization	3,682	5,880	539	—	10,101
Property and equipment additions (3) (4)	4,008	694	73	8	4,783

Six Months Ended June 30, 2021
Segment revenues (1)	$767,115	$44,803	$1,070	$—	$812,988
Less: Intersegment revenues (1)	—	(71)	(682)	—	(753)
Revenues	$767,115	$44,732	$388	$—	$812,235

Segment operating earnings (losses) (2)	15,388	2,256	(1,121)	—	16,523
Depreciation and amortization	3,439	5,938	477	—	9,854
Property and equipment additions(3) (4) (5)	702	2,703	189	8	3,602
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $1.5 million and inventory liquidation gains of $3.7 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, our crude oil marketing segment’s operating earnings included inventory liquidation gains of $7.2 million and $10.6 million, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the three and six months ended June 30, 2022 and 2021. See Note 13 for further information.
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

Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Segment operating earnings	$7,171	$9,296	$19,337	$16,523
General and administrative	(4,211)	(2,961)	(8,229)	(6,337)
Operating earnings	2,960	6,335	11,108	10,186
Interest and other income	303	62	327	196
Interest expense	(136)	(204)	(250)	(424)
Earnings before income taxes	$3,127	$6,193	$11,185	$9,958

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021

Reporting segment:
Crude oil marketing	$332,711	$162,770
Transportation	66,138	67,167
Pipeline and storage	25,067	25,569
Cash and other (1)	80,707	119,197
Total assets	$504,623	$374,703
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

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Affiliate billings to us	$—	$—	$6	$12
Billings to affiliates	5	5	10	6
Rentals paid to affiliate	138	143	252	317

During the six months ended June 30, 2022, we paid West Point Buick GMC, an affiliate of KSA, a total of approximately $0.1 million (net of trade-in values) for the purchase of two pickup trucks. During the six months ended June 30, 2021, we paid West Point Buick GMC, an affiliate of KSA, a total of approximately $0.4 million (net of trade-in values) for the purchase of eight pickup trucks.

Note 9. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021

Accrual for payroll, benefits and bonuses	$5,317	$5,210
Accrued automobile and workers’ compensation claims	4,075	4,127
Accrued medical claims	1,618	1,100
Accrued taxes	2,488	534
Other	709	651
Total other current liabilities	$14,207	$11,622

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2022, we had in place eight commodity purchase and sale contracts which had a fair value associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompass approximately 324 barrels per day of crude oil during July 2022 through December 2022, and also include purchase and sale contracts entered into in May 2022 for an additional 300,000 barrels of crude oil in July 2022.
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
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
June 30, 2022
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$1,501	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	848	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$1,501	$—	$848	$—

December 31, 2021
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$347	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	324	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$347	$—	$324	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At June 30, 2022 and December 31, 2021, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues – marketing	$(14)	$5	$5	$25
Cost and expenses – marketing	625	—	625	—

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
June 30, 2022
Derivatives:
Current assets	$—	$1,501	$—	$—	$1,501
Current liabilities	—	(848)	—	—	(848)
Net value	$—	$653	$—	$—	$653

December 31, 2021
Derivatives:
Current assets	$—	$347	$—	$—	$347
Current liabilities	—	(324)	—	—	(324)
Net value	$—	$23	$—	$—	$23

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At June 30, 2022 and December 31, 2021, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the effective date of the 2018 LTIP was extended to February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through June 30, 2022, a total of 154,975 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Compensation expense	$263	$232	$458	$417

At June 30, 2022 and December 31, 2021, we had $91,200 and $82,500, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2022	38,265	$28.78
Granted (2)	26,796	$31.83
Vested	(18,919)	$29.11
Forfeited	(1,673)	$30.64
Restricted stock unit awards at June 30, 2022	44,469	$30.41
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during 2022 was $0.9 million based on a grant date market price of our common shares ranging from $31.80 to $37.42 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.9 million at June 30, 2022. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.5 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2022	21,492	$26.64
Granted (2)	13,458	$31.80
Vested	—	$—
Forfeited	(756)	$31.42
Performance share unit awards at June 30, 2022	34,194	$28.57
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2022 was $0.4 million based on a grant date market price of our common shares of $31.80 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.6 million at June 30, 2022. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.2 years.

Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021

Cash paid for interest	$250	$424
Cash paid for federal and state income taxes	1,313	258
Cash refund for NOL carryback under CARES Act	6,907	3,712

Non-cash transactions:
Change in accounts payable related to property and equipment additions	—	(1,238)
Property and equipment acquired under finance leases	1,888	2,083

See Note 13 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$1,261	$1,210	$2,469	$2,350
Interest on lease liabilities	78	110	158	220
Operating lease cost	676	623	1,349	1,247
Short-term lease cost	3,802	3,448	7,583	6,698
Variable lease cost	4	1	10	2
Total lease expense	$5,821	$5,392	$11,569	$10,517

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,347	$1,244
Operating cash flows from finance leases	139	187
Financing cash flows from finance leases	2,306	2,123

ROU assets obtained in exchange for new lease liabilities:
Finance leases	1,888	2,083
Operating leases	549	285
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
Weighted-average remaining lease term (years):
Finance leases	3.16	3.92
Operating leases	3.53	4.13

Weighted-average discount rate:
Finance leases	2.5%	2.7%
Operating leases	3.7%	4.2%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021
Assets
Finance lease ROU assets (1)	$12,012	$12,590
Operating lease ROU assets	6,437	7,113

Liabilities
Current
Finance lease liabilities	4,308	3,663
Operating lease liabilities	2,228	2,178
Noncurrent
Finance lease liabilities	8,609	9,672
Operating lease liabilities	4,205	4,938
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at June 30, 2022 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2022	$2,429	$1,298
2023	3,691	2,176
2024	2,450	1,996
2025	3,873	458
2026	903	387
Thereafter	154	478
Total lease payments	13,500	6,793
Less: Interest	(583)	(360)
Present value of lease liabilities	12,917	6,433
Less: Current portion of lease obligation	(4,308)	(2,228)
Total long-term lease obligation	$8,609	$4,205

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2021 (in thousands):

	Finance	Operating
	Lease	Lease

2022	$3,941	$2,399
2023	3,143	2,080
2024	2,348	1,911
2025	3,771	394
2026	801	333
Thereafter	—	455
Total lease payments	14,004	7,572
Less: Interest	(669)	(456)
Present value of lease liabilities	13,335	7,116
Less: Current portion of lease obligation	(3,663)	(2,178)
Total long-term lease obligation	$9,672	$4,938

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021

Pre-funded premiums for losses incurred but not reported	$95	$50
Accrued automobile and workers’ compensation claims	4,075	4,127
Accrued medical claims	1,618	1,100

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

Note 15. Subsequent Event

On August 11, 2022, we entered into an amendment to our Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the terms of the Credit Agreement Amendment, we may now borrow or issue letters of credit in an aggregate of up to $60.0 million. The Credit Agreement Amendment also extended the maturity of the facility to August 11, 2025.

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

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change (1)	2022	2021	Change (1)

Revenues	$962,516	$463,092	108%	$1,710,071	$767,115	123%
Operating earnings (2)	5,111	8,370	(39%)	15,231	15,388	(1%)
Depreciation and amortization	1,894	1,641	15%	3,682	3,439	7%
Driver compensation	4,616	4,296	7%	9,242	8,686	6%
Insurance	1,674	1,869	(10%)	3,408	3,846	(11%)
Fuel	3,458	1,971	75%	6,004	3,712	62%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory valuation losses of $1.5 million and inventory liquidation gains of $3.7 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, operating earnings included inventory liquidation gains of $7.2 million and $10.6 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Field level purchase volumes – per day (1)
Crude oil – barrels	94,876	89,585	92,643	86,254

Average purchase price
Crude oil – per barrel	$107.28	$63.27	$100.21	$59.28
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021. Crude oil marketing revenues increased by $499.4 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $445.7 million, and higher overall crude oil volumes, which increased revenues by approximately $53.7 million. The average crude oil price received was $63.27 during the three months ended June 30, 2021, which increased to $107.28 during the three months ended June 30, 2022. Revenues from legacy volumes are based upon the market price primarily in our Gulf Coast market area. The market price of crude oil has continued to increase in 2022, as it did throughout 2021, and was in excess of $100 per barrel by the end of June 2022. Many U.S. producers have been exercising capital discipline, maintaining oil production plans in spite of the crude oil price, and have been focusing capital on share buy-backs and renewables, although rig count has been increasing slowly. Contributing to the volatility in price has been the war in Europe, as well as COVID-19 outbreaks in China, supply chain issues and labor shortages, creating uncertainty for demand growth. OPEC+ has also maintained a disciplined approach, allowing only modest production increases.

Our crude oil marketing operating earnings decreased by $3.3 million during the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher fuel costs, higher driver compensation and inventory valuation changes (as shown in the table below), partially offset by higher crude oil prices and volumes.

Driver compensation increased by $0.3 million during the three months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of higher volumes transported in the 2022 period as compared to the same period in 2021.

Insurance costs decreased by $0.2 million during the three months ended June 30, 2022 as compared to the same period in 2021, primarily due in part to our safety performance in the prior year, and to a lower overall driver count in the 2022 period. Fuel costs increased by $1.5 million during the three months ended June 30, 2022 as compared to the same period in 2021, consistent with the increase in crude oil volumes in the current period and higher fuel prices.

Depreciation and amortization increased by $0.3 million during the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2021 and 2022.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021. Crude oil marketing revenues increased by $943.0 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $825.0 million, and higher overall crude oil volumes, which increased revenues by approximately $118.0 million. The average crude oil price received was $59.28 during the six months ended June 30, 2021, which increased to $100.21 during the six months ended June 30, 2022.

Our crude oil marketing operating earnings decreased by $0.2 million during the six months ended June 30, 2022, as compared to the same period in 2022, primarily due to inventory valuation changes (as shown in the table below), higher fuel costs and higher driver compensation, partially offset by higher crude oil prices and volumes.

Driver compensation increased by $0.6 million during the six months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of higher volumes transported in the 2022 period as compared to the same period in 2021.

Insurance costs decreased by $0.4 million during the six months ended June 30, 2022 as compared to the same period in 2021, primarily due in part to our safety performance in the prior year, and to a lower overall driver count in the 2022 period. Fuel costs increased by $2.3 million during the six months ended June 30, 2022 as compared to the same period in 2021, consistent with the increase in crude oil volumes in the current period and higher fuel prices.

Depreciation and amortization expense increased by $0.2 million during the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2021 and 2022.

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

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance without the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

As reported segment operating earnings (1)	$5,111	$8,370	$15,231	$15,388
Add (subtract):
Inventory liquidation gains	—	(3,650)	(7,184)	(10,593)
Inventory valuation losses	1,533	—	—	—
Derivative valuation (gains) losses (2)	(611)	(4)	(630)	(25)
Field level operating earnings (3)	$6,033	$4,716	$7,417	$4,770
_______________
(1)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $1.5 million and inventory liquidation gains of $3.7 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, operating earnings included inventory liquidation gains of $7.2 million and $10.6 million, respectively.
(2)During the second quarter of 2022, we entered into commodity purchase and sale contracts for 300,000 barrels of crude oil, which were adjusted to fair value at June 30, 2022.
(3)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to higher crude oil prices and volumes in the 2022 period, partially offset by higher fuel costs and higher driver compensation. Field level operating earnings increased during the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to higher crude oil prices and volumes in the 2022 period, partially offset by higher fuel costs and higher driver compensation.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	June 30, 2022		December 31, 2021
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory (1)	573,036	$101.69	259,489	$71.86
_______________
(1)At June 30, 2022, crude oil inventory included approximately 159,000 barrels in which we had a contract with a customer to sell at June 2022 pricing. The barrels were delivered in early July 2022.

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2021 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change (1)	2022	2021	Change (1)

Revenues	$29,534	$23,497	26%	$56,224	$44,732	26%
Operating earnings	$2,937	$1,482	98%	$5,805	$2,256	157%
Depreciation and amortization	$2,923	$2,937	—%	$5,880	$5,938	(1%)
Driver commissions	$3,724	$3,875	(4%)	$7,489	$7,471	—%
Insurance	$2,164	$2,164	—%	$4,313	$4,312	—%
Fuel	$3,709	$2,105	76%	$6,511	$3,980	64%
Maintenance expense	$1,270	$1,061	20%	$2,518	$1,974	28%
Mileage (000s)	6,863	7,246	(5%)	13,661	14,178	(4%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Total transportation revenue	$29,534	$23,497	$56,224	$44,732
Diesel fuel cost	(3,709)	(2,105)	(6,511)	(3,980)
Revenues, net of fuel costs (1)	$25,825	$21,392	$49,713	$40,752
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021. Transportation revenues increased by $6.0 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Transportation revenues, net of fuel costs, increased by $4.4 million during the three months ended June 30, 2022, as compared to the prior year period. These increases in transportation revenues were primarily due to increased transportation rates during the 2022 period through continued negotiations with customers to increase rates. In addition, as a result of customer demand, we opened four new terminals during the second half of 2021. These terminals, located in West Memphis, Arkansas, Charleston, West Virginia, Augusta, Georgia, and Joliet, Illinois, increased revenues by approximately $2.5 million during the second quarter of 2022.

Our transportation operating earnings increased by $1.5 million for the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher revenues as a result of increased transportation rates and revenues from new terminals, partially offset by higher fuel costs and higher maintenance expense.

Driver commissions decreased by $0.2 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to lower mileage during the 2022 period, partially offset by an increase in driver pay.

Fuel costs increased by $1.6 million during the three months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of an increase in the price of fuel during the 2022 period. Insurance costs remained constant during the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to consistent insurance premiums during the 2021 and 2022 periods. Maintenance expense increased by $0.2 million during the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to repairs and maintenance to older tractors and trailers in our fleet.

Depreciation and amortization expense was relatively consistent during the three months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of the timing of purchases of new tractors and trailers in 2021 and 2022.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021. Transportation revenues increased by $11.5 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Transportation revenues, net of fuel costs, increased by $9.0 million during the six months ended June 30, 2022, as compared to the prior year period. These increases in transportation revenues were primarily due to increased transportation rates during the 2022 period through continued negotiations with customers to increase rates. In addition, as a result of customer demand, we opened four new terminals during the second half of 2021. These terminals, located in West Memphis, Arkansas, Charleston, West Virginia, Augusta, Georgia, and Joliet, Illinois, increased revenues by approximately $4.5 million during the first half of 2022. In February 2021, a severe winter storm and resulting power outages affected Texas, which resulted in a significant decline in transportation services for over a week and a temporary loss of revenues in the 2021 period.

Our transportation operating earnings increased by $3.5 million for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher revenues as a result of increased transportation rates and revenues from new terminals, partially offset by higher fuel costs and higher maintenance expense.

Driver commissions for the six months ended June 30, 2022 were consistent with the same period in 2021, with lower mileage during the 2022 period, offset by an increase in driver pay.

Fuel costs increased by $2.5 million during the six months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of an increase in price of fuel during the 2022 period. Insurance costs remained constant during the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to consistent premiums during the 2021 and 2022 periods. Maintenance expense increased by $0.5 million during the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to repairs and maintenance to older tractors and trailers in our fleet.

Depreciation and amortization expense decreased by $0.1 million during the six months ended June 30, 2022 as compared to the same period in 2021, primarily as a result of the timing of purchases of new tractors and trailers in 2021 and 2022.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change (1)	2022	2021	Change (1)

Segment revenues (2)	$2,060	$651	216%	$4,120	$1,070	285%
Less: Intersegment revenues (2)	(2,060)	(496)	315%	(4,120)	(682)	504%
Revenues	$—	$155	(100%)	$—	$388	(100%)

Operating losses	(877)	(556)	58%	(1,699)	(1,121)	52%
Depreciation and amortization	271	223	22%	539	477	13%
Insurance	200	148	35%	400	358	12%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Pipeline throughput	13,281	7,876	11,891	5,430
Terminalling	13,704	8,106	12,334	6,518

During the three and six months ended June 30, 2022, all pipeline and storage segment revenues were earned from an affiliated shipper, while during the three and six months ended June 30, 2021, pipeline and storage revenues included revenues from a third party shipper under a contract that had been in place at the time of the acquisition of the pipeline and related terminal assets, and has subsequently ended. Revenues earned from an affiliated shipper are eliminated due to consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations.

We are continuing to focus on opportunities to increase our pipeline and storage capacity utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we are exploring new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

General and Administrative Expense

General and administrative expense increased by $1.3 million during the three months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher salaries and wages and related personnel costs, insurance costs, outside service costs, audit fees and legal fees, partially offset by lower franchise and other taxes.

General and administrative expense increased by $1.9 million during the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to higher salaries and wages and related personnel costs, outside service costs, audit fees and legal fees, partially offset by lower franchise and other taxes.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating losses (“NOL”) incurred in tax years 2018, 2019 and 2020 to offset 100 percent of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We carried back our NOL for fiscal year 2020 to fiscal years 2015 and 2016, and in June 2022, we received a cash refund of approximately $6.8 million.

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$67,728	$97,825
Working capital	97,034	87,199

Our cash balance at June 30, 2022 decreased by 31 percent from December 31, 2021, as discussed further below.

At June 30, 2022, we had no borrowings outstanding under our Credit Agreement and $5.7 million of letters of credit issued under the Credit Agreement at a fee of 1.75 percent per annum. See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. During the second quarter of 2022, as a result of the significant increase in crude oil prices, we borrowed $30.0 million under the Credit Agreement for working capital purposes and repaid that amount in full shortly thereafter. At June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement. However, as of June 30, 2022, we obtained a waiver relating to a breach of a non-financial covenant in connection with our failure to timely notify the lender of the creation of a new holding company subsidiary.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), in which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. During the three and six months ended June 30, 2022, we received net proceeds of approximately $0.3 million (net of offering costs to B. Riley Securities, Inc. of $14 thousand) from the sale of 8,202 of our common shares at an average price per share of approximately $37.38 under this agreement.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021

Cash provided by (used in):
Operating activities	$(24,178)	$52,107
Investing activities	(3,409)	(2,286)
Financing activities	(4,149)	(6,185)

Operating activities. Net cash flows used in operating activities was $24.2 million for the six months ended June 30, 2022 as compared to net cash flows provided by operating activities of $52.1 million for the six months ended June 30, 2021. The decrease in net cash flows from operating activities of $76.3 million was primarily due to changes in our working capital accounts, including an increase of $42.3 million in crude oil inventory at June 30, 2022. The increase in inventory was primarily due to an increase in the price of our crude oil inventory, which increased from $71.86 at December 31, 2021 to $101.69 at June 30, 2022, and an increase of 121 percent in the number of barrels held in inventory. At June 30, 2022, crude oil inventory included approximately 159,000 barrels of pre-sold inventory at June 2022 pricing. The barrels were delivered in early July 2022.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021

Early payments received	$54,434	$52,841
Prepayments to suppliers	30,903	5,732

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2021 and June 2022, we received early payments from certain customers in our crude oil marketing operations as noted in the table above. Our cash balance decreased by approximately $30.1 million as of June 30, 2022 relative to the year ended December 31, 2021 primarily as a result of the timing of the receipt of these early payments received and prepayments made to suppliers during each period resulting from an increase in crude oil price and marketing activities.

Investing activities. Net cash flows used in investing activities for the six months ended June 30, 2022 increased by $1.1 million as compared to the same period in 2021. This increase was due to an increase of $1.2 million in capital spending for property and equipment (see following table), partially offset by an increase of $0.1 million in cash proceeds from the sales of assets.

Capital spending was as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Crude oil marketing (1)	$4,008	$702
Transportation (2)	694	2,703
Pipeline and storage (3)	73	189
Other (4)	8	8
Capital spending	$4,783	$3,602
_______________
(1)2022 amount relates to the purchase of 20 tractors and other field equipment, and the 2021 amount primarily relates to the purchase of field equipment.
(2)2022 amount relates to the purchase of three tractors, one trailer and other field equipment, and the 2021 amount relates to the purchase of 52 trailers, of which 50 were placed into service during the third quarter of 2021, and computer software and equipment.
(3)2022 and 2021 amounts relate to the purchase of field equipment.
(4)2022 amount relates to the purchase of a copier, and the 2021 amount relates to the purchase of computer software and equipment.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2022 decreased by $2.0 million as compared to the same period in 2021. This decrease in net cash used in financing activities was primarily due to borrowings and repayments under our Credit Agreement during each period. During the 2022 period, as a result of the significant increase in crude oil prices, we borrowed $30.0 million under the Credit Agreement for working capital purposes and repaid $30.0 million shortly thereafter, while during the 2021 period, we borrowed $8.0 million under the Credit Agreement primarily to repay the $10.0 million outstanding payable related to the purchase of the VEX pipeline system in October 2020. This decrease was partially offset by an increase of $0.2 million in principal repayments made for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations). During each of the six months ended June 30, 2022 and 2021, we paid cash dividends of $0.48 per common share, or a total of $2.1 million. During the six months ended June 30, 2022, we received net proceeds of approximately $0.3 million from the sale of 8,202 of our common shares under the ATM Agreement.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at June 30, 2022 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations (1)	$13,500	$4,572	$5,204	$3,724	$—
Operating lease obligations (2)	6,793	2,410	3,295	741	347
Purchase obligations (3)	15,499	15,499	—	—	—
Total contractual obligations	$35,792	$22,481	$8,499	$4,465	$347
_______________
(1)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(2)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(3)Amount represents commitments to purchase 35 new tractors and 40 new trailers in our transportation business and 35 new tractors and two new trailers in our crude oil marketing business.

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

Transactions with Affiliates

For more information regarding transactions with our affiliates during the three and six months ended June 30, 2022 and 2021, see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2021 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2021 Form 10-K, as updated by our Form 8-K filed on May 9, 2022 or our other SEC filings.

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
10.1+
Adams Resources & Energy, Inc. Amended and Restated 2018 Long-Term Incentive Plan, effective as of May 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 10, 2022).

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
+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	August 11, 2022	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)