Form 10-Q
period 2022-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2022-11-10
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 2,452,404 shares of Common Stock were outstanding at November 1, 2022.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$86,510	$97,825
Restricted cash	7,404	9,492
Accounts receivable, net of allowance for doubtful
accounts of $88 and $108, respectively	198,790	137,789
Accounts receivable – related party	5	2
Inventory	29,844	18,942
Derivative assets	2,036	347
Income tax receivable	—	6,424
Prepayments and other current assets	2,058	2,389
Total current assets	326,647	273,210
Property and equipment, net	107,991	88,036
Operating lease right-of-use assets, net	7,906	7,113
Intangible assets, net	10,379	3,317
Goodwill	5,755	—
Other assets	3,445	3,027
Total assets	$462,123	$374,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217,123	$168,224
Accounts payable – related party	20	—
Derivative liabilities	129	324
Current portion of finance lease obligations	4,263	3,663
Current portion of operating lease liabilities	2,724	2,178
Other current liabilities	20,972	11,622
Total current liabilities	245,231	186,011
Other long-term liabilities:
Long-term debt	15,000	—
Asset retirement obligations	2,474	2,376
Finance lease obligations	9,934	9,672
Operating lease liabilities	5,179	4,938
Deferred taxes and other liabilities	15,054	11,320
Total liabilities	292,872	214,317

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 4,394,837 and 4,355,001 shares outstanding, respectively	438	433
Contributed capital	18,218	16,913
Retained earnings	150,595	143,040
Total shareholders’ equity	169,251	160,386
Total liabilities and shareholders’ equity	$462,123	$374,703
See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Marketing	$814,394	$543,228	$2,524,465	$1,310,343
Transportation	29,830	24,826	86,054	69,558
Pipeline and storage	—	127	—	515
Logistics and repurposing	8,677	—	8,677	—
Total revenues	852,901	568,181	2,619,196	1,380,416

Costs and expenses:
Marketing	807,316	537,362	2,498,474	1,285,650
Transportation	23,732	19,605	68,271	56,143
Pipeline and storage	640	562	1,799	1,594
Logistics and repurposing	7,582	—	7,582	—
General and administrative	4,630	3,502	12,860	9,839
Depreciation and amortization	6,008	4,849	16,109	14,703
Total costs and expenses	849,908	565,880	2,605,095	1,367,929

Operating earnings	2,993	2,301	14,101	12,487

Other income (expense):
Interest and other income	338	37	665	233
Interest expense	(119)	(178)	(369)	(602)
Total other income (expense), net	219	(141)	296	(369)

Earnings before income taxes	3,212	2,160	14,397	12,118
Income tax provision	(1,022)	(614)	(3,641)	(3,055)

Net earnings	$2,190	$1,546	$10,756	$9,063

Earnings per share:
Basic net earnings per common share	$0.50	$0.36	$2.46	$2.13
Diluted net earnings per common share	$0.50	$0.36	$2.44	$2.12

Dividends per common share	$0.24	$0.24	$0.72	$0.72

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net earnings	$10,756	$9,063
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	16,109	14,703
Gains on sales of property	(1,709)	(532)
Provision for doubtful accounts	(20)	(3)
Stock-based compensation expense	712	641
Deferred income taxes	(1,761)	(1,664)
Net change in fair value contracts	(1,884)	(32)
Changes in assets and liabilities:
Accounts receivable	(56,060)	(30,367)
Accounts receivable/payable, affiliates	17	(5)
Inventories	(10,259)	(5,026)
Income tax receivable	6,424	7,099
Prepayments and other current assets	468	1,455
Accounts payable	46,925	68,766
Accrued liabilities	6,489	770
Other	(375)	(636)
Net cash provided by operating activities	15,832	64,232

Investing activities:
Property and equipment additions	(6,797)	(9,929)
Acquisition of Firebird and Phoenix, net of cash acquired	(33,590)	—
Proceeds from property sales	2,209	1,886
Insurance and state collateral refunds	331	—
Net cash used in investing activities	(37,847)	(8,043)

Financing activities:
Borrowings under Credit Agreement	45,000	8,000
Repayments under Credit Agreement	(30,000)	—
Principal repayments of finance lease obligations	(3,491)	(3,240)
Payment for financed portion of VEX acquisition	—	(10,000)
Net proceeds from sale of equity	283	2,504
Dividends paid on common stock	(3,180)	(3,096)
Net cash provided by (used in) financing activities	8,612	(5,832)

(Decrease) Increase in cash and cash equivalents, including restricted cash	(13,403)	50,357
Cash and cash equivalents, including restricted cash, at beginning of period	107,317	52,065
Cash and cash equivalents, including restricted cash, at end of period	$93,914	$102,422

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2022	$433	$16,913	$143,040	$160,386
Net earnings	—	—	6,090	6,090
Stock-based compensation expense	—	195	—	195
Vesting of restricted awards	2	(2)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(86)	—	(86)
Dividends declared:
Common stock, $0.24/share	—	—	(1,048)	(1,048)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, March 31, 2022	435	17,020	148,066	165,521
Net earnings	—	—	2,476	2,476
Stock-based compensation expense	—	263	—	263
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(24)	—	(24)
Shares sold at the market	1	282	—	283
Dividends declared:
Common stock, $0.24/share	—	—	(1,049)	(1,049)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, June 30, 2022	436	17,541	149,475	167,452
Net earnings	—	—	2,190	2,190
Stock-based compensation expense	—	254	—	254
Issuance of common shares for acquisition	2	423	—	425
Dividends declared:
Common stock, $0.24/share	—	—	(1,054)	(1,054)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, September 30, 2022	$438	$18,218	$150,595	$169,251

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2021	$423	$13,340	$135,329	$149,092
Net earnings	—	—	2,808	2,808
Stock-based compensation expense	—	185	—	185
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(31)	—	(31)
Dividends declared:
Common stock, $0.24/share	—	—	(1,019)	(1,019)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, March 31, 2021	423	13,494	137,100	151,017
Net earnings	—	—	4,709	4,709
Stock-based compensation expense	—	232	—	232
Vesting of restricted awards	1	(1)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(70)	—	(70)
Dividends declared:
Common stock, $0.24/share	—	—	(1,021)	(1,021)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, June 30, 2021	424	13,655	140,772	154,851
Net earnings	—	—	1,546	1,546
Stock-based compensation expense	—	224	—	224
Shares sold at the market	8	2,496	—	2,504
Dividends declared:
Common stock, $0.24/share	—	—	(1,027)	(1,027)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, September 30, 2021	$432	$16,375	$141,275	$158,082

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with twenty terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our,” “Adams” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

On August 12, 2022, we completed our acquisition of all of the equity interests of Firebird Bulk Carriers, Inc. (“Firebird”) and Phoenix Oil, Inc. (“Phoenix”). The condensed consolidated financial statements prior to August 12, 2022 reflect only the historical results of Adams. The condensed consolidated financial statements since the completion of the Firebird and Phoenix acquisition have included the results of Firebird and Phoenix using the acquisition method of accounting. See Note 6 for further information regarding the acquisition.

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) beginning in the third quarter of 2022, interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals, which includes the businesses we acquired in August 2022 (see Note 6 for further information regarding our business acquisition). See Note 8 for further information regarding our business segments.

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results expected for the full year of 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the SEC on March 9, 2022. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$86,510	$97,825
Restricted cash:
Captive insurance subsidiary (1)	7,404	9,492
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$93,914	$107,317
_____________
(1)$1.5 million of the restricted cash balance relates to the initial capitalization of our captive insurance company formed in late 2020, and the remainder represents amounts paid to our captive insurance company for insurance premiums.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2022	4,355,001
Vesting of restricted stock unit awards (see Note 13)	15,966
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(3,101)
Balance, March 31, 2022	4,367,866
Vesting of restricted stock unit awards (see Note 13)	2,953
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(705)
Shares sold at the market	8,202
Balance, June 30, 2022	4,378,316
Issuance of shares in acquisition (see Note 6)	15,259
Vesting of restricted stock unit awards (see Note 13)	973
Vesting of performance share unit awards (see Note 13)	289
Balance, September 30, 2022 (1)	4,394,837
_____________
(1)On October 31, 2022, we repurchased 1,942,433 of our common shares. See Note 17 for further information.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share

Basic earnings per share is computed by dividing our net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potential common shares outstanding, including shares related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, as amended and restated (“2018 LTIP”), or granted as employment inducement awards outside of the 2018 LTIP, are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 13 for further discussion).

A reconciliation of the calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings per share — numerator:
Net earnings	$2,190	$1,546	$10,756	$9,063

Denominator:
Basic weighted average number of shares outstanding	4,387	4,274	4,373	4,258

Basic earnings per share	$0.50	$0.36	$2.46	$2.13

Diluted earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	4,387	4,274	4,373	4,258
Restricted stock unit awards	20	17	21	16
Performance share unit awards (1)	13	6	12	6
Total diluted shares	4,420	4,297	4,406	4,280

Diluted earnings per share	$0.50	$0.36	$2.44	$2.12
_______________
(1)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

Equity At-The-Market Offerings

During the nine months ended September 30, 2022, we received net proceeds of approximately $0.3 million (net of offering costs to B. Riley Securities, Inc. of $14 thousand) from the sale of 8,202 of our common shares at an average price per share of approximately $37.38 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated December 23, 2020. No shares were sold during the three months ended September 30, 2022.

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

See Note 6 for a discussion of the Level 3 inputs used in the determination of the fair value of the intangible assets acquired and the contingent consideration issued in a business combination that occurred in August 2022.

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during any current reporting periods (see Note 12 for further information).

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of these items and their respective tax basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, permitted net operating losses (“NOL”) incurred in tax years 2018, 2019 and 2020 to offset 100 percent of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We carried back our NOL for fiscal year 2020 to fiscal years 2015 and 2016, and in June 2022, we received a cash refund of approximately $6.8 million.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. No charges were recognized during the three and nine months ended September 30, 2022 and 2021.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation
The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Crude Oil Marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$802,707	$535,166	$2,491,066	$1,285,461
Services transferred over time	—	—	—	—
Total revenues from contracts with customers	802,707	535,166	2,491,066	1,285,461
Other (1)	11,687	8,062	33,399	24,882
Total crude oil marketing revenue	$814,394	$543,228	$2,524,465	$1,310,343

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	29,830	24,826	86,054	69,558
Total revenues from contracts with customers	29,830	24,826	86,054	69,558
Other	—	—	—	—
Total transportation revenue	$29,830	$24,826	$86,054	$69,558

Pipeline and storage:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	—	127	—	515
Total revenues from contracts with customers	—	127	—	515
Other	—	—	—	—
Total pipeline and storage revenue	$—	$127	$—	$515

Logistics and repurposing: (2)
Revenue from contracts with customers:
Goods transferred at a point in time (3)	$4,178	$—	$4,178	$—
Services transferred over time (4)	4,499	—	4,499	—
Total revenues from contracts with customers	8,677	—	8,677	—
Other	—	—	—	—
Total logistics and repurposing revenue	$8,677	$—	$8,677	$—

Subtotal:
Total revenues from contracts with customers	$841,214	$560,119	$2,585,797	$1,355,534
Total other (1)	11,687	8,062	33,399	24,882
Total consolidated revenues	$852,901	$568,181	$2,619,196	$1,380,416
_______________
(1)Other crude oil marketing revenues are recognized under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.
(2)On August 12, 2022, we acquired a transportation logistics and recycling and repurposing business, resulting in a new operating segment. See Note 6 and Note 9 for further information.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3)Revenues from the transportation of petroleum products are earned over time as the performance obligation is satisfied.
(4)Revenues from the sale of petroleum products are earned at a point in time when control of the product transfers to the customer and the performance obligation is satisfied.

Other Crude Oil Marketing Revenue

Certain of the commodity purchase and sale contracts utilized by our crude oil marketing business qualify as derivative instruments with certain specifically identified contracts also designated as trading activity. From the time of contract origination, these contracts are marked-to-market and recorded on a net revenue basis in the accompanying unaudited condensed consolidated financial statements.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue gross-up	$430,244	$201,704	$1,156,711	$526,082

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021

Insurance premiums	$344	$641
Vendor prepayment	—	602
Rents, licenses and other	1,714	1,146
Total prepayments and other current assets	$2,058	$2,389

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	in Years	2022	2021

Tractors and trailers	5 – 6	$131,214	$106,558
Field equipment	2 – 5	24,489	22,851
Finance lease ROU assets (1)	3 – 6	21,583	22,349
Pipeline and related facilities	20 – 25	20,362	20,336
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	16,163	16,163
Office equipment	2 – 5	2,928	2,060
Land	N/A	2,309	2,008
Construction in progress	N/A	1,617	3,396
Total		224,587	199,643
Less accumulated depreciation and amortization		(116,596)	(111,607)
Property and equipment, net		$107,991	$88,036
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 15 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $8.4 million and $9.8 million at September 30, 2022 and December 31, 2021, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Depreciation and amortization, excluding amounts under finance leases	$4,685	$3,665	$12,317	$11,169
Amortization of property and equipment under finance leases	1,323	1,184	3,792	3,534
Total depreciation and amortization	$6,008	$4,849	$16,109	$14,703

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Acquisition

On August 12, 2022, we entered into a purchase agreement with each of Scott Bosard, Trey Bosard and Tyler Bosard (collectively, the “Sellers”) to acquire all of the equity interests of Firebird and Phoenix for approximately $39.7 million, consisting of a cash payment of $35.8 million, 45,777 of our common shares valued at $1.4 million, of which 15,259 shares were issued immediately and 30,518 shares will be issued over a three year period, and contingent consideration valued at approximately $2.6 million. We funded the cash consideration using cash on hand at the time of acquisition. Pursuant to the purchase agreement, the purchase price is subject to customary post-closing adjustment provisions, including an earn-out payable to the Sellers to the extent the earnings before interest, taxes, depreciation and amortization (EBITDA) of Phoenix exceeds a specified threshold during the twelve full calendar months after the closing date of the acquisition.

Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and other petroleum products. Firebird is headquartered in Humble, Texas, with six terminal locations throughout Texas, and operated 123 tractors and 216 trailers largely in the Eagle Ford basin at the time of the acquisition. Phoenix is also headquartered in Humble, Texas, and recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Firebird and Phoenix have formed our new logistics and repurposing segment. We expect that this acquisition will offer us the opportunity to expand our value chain and market impact, with numerous synergies benefiting the combined companies.

The following table summarizes the aggregate preliminary consideration paid and issued for Firebird and Phoenix (in thousands):

Cash	$35,793
Value of AE common shares issued	1,364
Contingent consideration arrangement	2,566
Fair value of total consideration transferred	$39,723

The fair market value of the common shares issued in this transaction was determined based upon the closing share price of AE common stock on August 12, 2022 of $33.75, discounted to present value using the appropriate discount rate.

We accounted for the acquisition of Firebird and Phoenix under the acquisition method in accordance with ASC 805, Business Combinations. The allocation of purchase consideration was based upon the estimated fair value of the tangible and indentifiable intangible assets acquired and liabilities assumed in the acquisition.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date of August 12, 2022 (in thousands):

Assets acquired:
Cash and cash equivalents	$2,203
Accounts receivable	4,921
Inventory	643
Other current assets	137
Property and equipment	24,709
Intangible assets	7,734
Goodwill	5,755
Other assets	457
Total assets acquired	$46,559

Liabilities assumed:
Accounts payable and other accrued liabilities	$(1,945)
Deferred tax liabilities	(4,891)
Total liabilities assumed	$(6,836)
Net assets acquired	$39,723

The purchase price allocation is subject to revision as acquisition-date fair value analyses are completed and if additional information about facts and circumstances that existed at the acquisition date becomes available. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, will be finalized as soon as practicable, but no later than one year from the closing of the acquisition.

The estimated fair value of the acquired property and equipment was determined using a combination of the cost approach and the market approach, specifically determining the replacement cost value of each type of asset.

Acquired identifiable intangible assets consists of approximately $5.2 million for customer relationships, $2.2 million for trade names, and $0.3 million for noncompete agreements entered into in connection with the acquisition. The estimated fair value of the acquired customer relationship intangible assets was determined using an income approach, specifically a discounted cash flow analysis, and are being amortized on a modified straight-line basis over a period of ten years, with the amortization more heavily weighted in the earlier years. The income approach estimates the future benefits of the customer relationships and deducts the expenses incurred in servicing the relationships and the contributions from the other business assets to derive the future net benefits of these assets. The future net benefits are discounted back to present value using the appropriate discount rate, which results in the value of the customer relationships. The estimated fair value of the trade names was determined using the relief from royalty method, a form of the income approach, and are being amortized on a straight-line basis over a period of 15 years. The estimated fair value of the noncompete agreements was determined using an income approach, specifically a discounted cash flow analysis, and are being amortized over a period of five years.

The goodwill of approximately $5.8 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base and with the assembled workforce that we acquired. None of the goodwill is expected to be deductible for tax purposes. We recorded net tax liabilities of approximately $4.9 million related to the tax effect of our estimated fair value allocations.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The discounted cash flow analysis used to estimate the fair value of the Firebird and Phoenix intangible assets relied on Level 3 fair value inputs. Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date. The valuations were based on the information that was available as of the acquisition date, and the expectations and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.

The contribution of this newly acquired business to our consolidated revenues and net earnings was $8.7 million and $0.2 million, respectively, for both the three and nine months ended September 30, 2022. We incurred approximately $0.3 million of acquisition costs in connection with this acquisition, which have been expensed in general and administrative expense as incurred.

Unaudited Pro Forma Financial Information

The unaudited pro forma condensed consolidated results of operations in the table below are provided for illustrative purposes only and summarize the combined results of our operations and those of Firebird and Phoenix. For purposes of this pro forma presentation, the acquisition of Firebird and Phoenix is assumed to have occurred on January 1, 2021. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets and certain other integration related impacts. This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2021, nor of the results of operations that may be obtained in the future (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$860,771	$581,334	$2,663,447	$1,417,475
Net earnings	2,295	2,056	12,867	10,430

Basic net earnings per common share	$0.52	$0.48	$2.93	$2.44
Diluted net earnings per common share	$0.52	$0.48	$2.91	$2.43

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021

Amounts associated with liability insurance program:
Insurance collateral deposits	$390	$721
Excess loss fund	622	622
Accumulated interest income	523	489
Other amounts:
State collateral deposits	36	36
Materials and supplies	1,209	574
Debt issuance costs	392	292
Other	273	293
Total other assets	$3,445	$3,027

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

Note 8. Segment Reporting

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) beginning in the third quarter of 2022, interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals, which includes the businesses we acquired in August 2022 (see Note 6 for further information about our business acquisition).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repur-posing (1)	Other	Total

Three Months Ended September 30, 2022
Segment revenues (2)	$814,394	$29,983	$2,912	$8,677	$—	$855,966
Less: Intersegment revenues (2)	—	(153)	(2,912)	—	—	(3,065)
Revenues	$814,394	$29,830	$—	$8,677	$—	$852,901

Segment operating earnings (losses) (3)	5,070	3,307	(909)	155	—	7,623
Depreciation and amortization	2,008	2,791	269	940	—	6,008
Property and equipment additions (4) (5)	343	722	817	132	—	2,014

Three Months Ended September 30, 2021
Segment revenues (2)	$543,228	$24,867	$738	$—	$—	$568,833
Less: Intersegment revenues (2)	—	(41)	(611)	—	—	(652)
Revenues	$543,228	$24,826	$127	$—	$—	$568,181

Segment operating earnings (losses) (3)	4,255	2,264	(716)	—	—	5,803
Depreciation and amortization	1,611	2,957	281	—	—	4,849
Property and equipment additions (4) (5)	443	4,904	980	—	—	6,327

Nine Months Ended September 30, 2022
Segment revenues (2)	$2,524,465	$86,322	$5,869	$8,677	$—	$2,625,333
Less: Intersegment revenues (2)	—	(268)	(5,869)	—	—	(6,137)
Revenues	$2,524,465	$86,054	$—	$8,677	$—	$2,619,196

Segment operating earnings (losses) (3)	20,301	9,112	(2,607)	155	—	26,961
Depreciation and amortization	5,690	8,671	808	940	—	16,109
Property and equipment additions (4) (5)	4,351	1,416	890	132	8	6,797

Nine Months Ended September 30, 2021
Segment revenues (2)	$1,310,343	$69,670	$1,808	$—	$—	$1,381,821
Less: Intersegment revenues (2)	—	(112)	(1,293)	—	—	(1,405)
Revenues	$1,310,343	$69,558	$515	$—	$—	$1,380,416

Segment operating earnings (losses) (3)	19,643	4,520	(1,837)	—	—	22,326
Depreciation and amortization	5,050	8,895	758	—	—	14,703
Property and equipment additions (4) (5)	1,145	7,607	1,169	—	8	9,929
_______________
(1)On August 12, 2022, we acquired a transportation logistics and recycling and repurposing business, resulting in a new operating segment. See Note 6 and Note 9 for further information.
(2)Segment revenues include intersegment amounts that are eliminated due to consolidation in operating costs and expenses in our unaudited condensed consolidated statements of operations. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed.
(3)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $5.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, our crude oil marketing segment’s operating earnings included inventory liquidation gains of $2.1 million and $10.3 million, respectively.
(4)Our segment property and equipment additions do not include assets acquired under finance leases during the three and nine months ended September 30, 2022 and 2021. See Note 15 for further information.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(5)Amounts included in property and equipment additions for Other are additions for computer equipment at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Segment operating earnings	$7,623	$5,803	$26,961	$22,326
General and administrative	(4,630)	(3,502)	(12,860)	(9,839)
Operating earnings	2,993	2,301	14,101	12,487
Interest and other income	338	37	665	233
Interest expense	(119)	(178)	(369)	(602)
Earnings before income taxes	$3,212	$2,160	$14,397	$12,118

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021

Reporting segment:
Crude oil marketing	$231,014	$162,770
Transportation	61,429	67,167
Pipeline and storage	25,742	25,569
Logistics and repurposing (1)	45,404	—
Cash and other (2)	98,534	119,197
Total assets	$462,123	$374,703
_______________
(1)On August 12, 2022, we acquired a transportation logistics and recycling and repurposing business, resulting in a new operating segment. See Note 6 and Note 9 for further information.
(2)Other identifiable assets are primarily corporate cash, corporate accounts receivable, properties and operating lease right-of-use assets not identified with any specific segment of our business.

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

Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Affiliate billings to us	$1	$1	$7	$13
Billings to affiliates	5	4	15	10
Rentals paid to affiliate	136	144	388	461

During the nine months ended September 30, 2022, we paid West Point Buick GMC, an affiliate of KSA, a total of approximately $0.1 million (net of trade-in values) for the purchase of two pickup trucks. During the nine months ended September 30, 2021, we paid West Point Buick GMC, an affiliate of KSA, a total of approximately $0.5 million (net of trade-in values) for the purchase of ten pickup trucks.

In connection with the acquisition of Firebird and Phoenix, we entered into three operating lease agreements for office and terminal locations with Scott Bosard, one of the Sellers, for periods ranging from two to five years. For the period from acquisition through September 30, 2022, we paid approximately $0.1 million in rental fees to Scott Bosard.

See Note 17 for further information regarding our relationship with KSA.

Note 10. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021

Accrual for payroll, benefits and bonuses	$6,579	$5,210
Accrued automobile and workers’ compensation claims	4,174	4,127
Accrued medical claims	1,718	1,100
Accrued taxes	4,627	534
Other	3,874	651
Total other current liabilities	$20,972	$11,622

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Credit Agreement

Credit Agreement

On May 4, 2021, we entered into a $40.0 million credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we could borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility (“Revolving Credit Facility”), which was to mature on May 4, 2024, subject to our compliance with certain financial covenants. On August 11, 2022, we entered into an amendment to our Credit Agreement (the “Credit Agreement Amendment”), which increased our borrowing capacity up to $60.0 million. The Credit Agreement Amendment also extended the maturity of the facility to August 11, 2025.

The Credit Agreement Amendment also provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York (“SOFR”). Borrowings under the Revolving Credit Facility, which remained in place at September 30, 2022, bore interest, at our election, at (i) the Base Rate plus Applicable Margin; or (ii) the Adjusted Term SOFR plus Applicable Margin. Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate, plus 0.50 percent and (c) Adjusted TERM SOFR for an interest period of one month plus 1.00 percent. The Applicable Margin to be added to a Base Rate borrowing was 0.75 percent. The Applicable Margin to be added to an Adjusted Term SOFR borrowing was 1.75 percent. A commitment fee of 0.25 percent per annum accrued on the daily average unused amount of the commitments under the Revolving Credit Facility.

At September 30, 2022, we had $15.0 million of borrowings outstanding under our Credit Agreement Amendment and $8.2 million of letters of credit issued under the Credit Agreement Amendment at a fee of 1.75 percent per annum. At September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement Amendment.

See Note 17 for further information regarding our Credit Agreement.

Note 12. Derivative Instruments and Fair Value Measurements

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

At September 30, 2022, we had in place ten commodity purchase and sale contracts, all of which had a fair value associated with them as the contractual prices of crude oil were outside of the range of prices specified in the agreements. These commodity purchase and sale contracts encompassed approximately 324 barrels per day of crude oil during October 2022 through December 2022, and also include purchase and sale contracts entered into in August 2022 for an additional 300,000 barrels of crude oil in October 2022.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
September 30, 2022
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$2,036	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	129	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$2,036	$—	$129	$—

December 31, 2021
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$347	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	324	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$347	$—	$324	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At September 30, 2022 and December 31, 2021, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues – marketing	$(14)	$6	$(9)	$31
Cost and expenses – marketing	1,878	—	1,253	—

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
September 30, 2022
Derivatives:
Current assets	$—	$2,036	$—	$—	$2,036
Current liabilities	—	(129)	—	—	(129)
Net value	$—	$1,907	$—	$—	$1,907

December 31, 2021
Derivatives:
Current assets	$—	$347	$—	$—	$347
Current liabilities	—	(324)	—	—	(324)
Net value	$—	$23	$—	$—	$23

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At September 30, 2022 and December 31, 2021, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 13. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through September 30, 2022, a total of 157,697 shares were available for issuance.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In August 2022, we also granted 30,518 restricted stock units to two employees of an acquired company, outside of the 2018 LTIP, as equity inducement awards under applicable stock exchange listing rules.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Compensation expense	$254	$224	$712	$641

At September 30, 2022 and December 31, 2021, we had $107,200 and $82,500, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP or under the inducement awards described above.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2022	38,265	$28.78
Granted under 2018 LTIP (2)	26,796	$31.83
Granted as inducement awards (3)	30,518	$33.75
Vested	(19,892)	$29.15
Forfeited	(3,521)	$30.33
Restricted stock unit awards at September 30, 2022	72,166	$31.84
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during the first nine months of 2022 was $0.9 million based on a grant date market price of our common shares ranging from $31.80 to $37.42 per share.
(3)These awards were granted in connection with the acquisition of Phoenix and Firebird (see Note 6 for further information). The aggregate grant date fair value of these restricted stock unit awards issued on August 12, 2022 was $1.0 million based on a grant date market price of our common shares of $33.75 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.6 million at September 30, 2022. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2022	21,492	$26.64
Granted (2)	13,458	$31.80
Vested	(289)	$28.25
Forfeited	(1,297)	$30.87
Performance share unit awards at September 30, 2022	33,364	$28.54
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during the first nine months of 2022 was $0.4 million based on a grant date market price of our common shares of $31.80 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.5 million at September 30, 2022. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.0 years.

Note 14. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021

Cash paid for interest	$369	$602
Cash paid for federal and state income taxes	1,827	1,297
Cash refund for NOL carryback under CARES Act	6,907	3,712

Non-cash transactions:
Change in accounts payable related to property and equipment additions	—	(72)
Property and equipment acquired under finance leases	4,353	2,083
Issuance of shares for acquisition (see Note 6)	1,364	—

See Note 15 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of ROU assets	$1,306	$1,184	$3,775	$3,534
Interest on lease liabilities	84	101	242	321
Operating lease cost	781	643	2,130	1,890
Short-term lease cost	3,752	3,701	11,335	10,399
Variable lease cost	6	2	16	4
Total lease expense	$5,929	$5,631	$17,498	$16,148

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,112	$1,886
Operating cash flows from finance leases (1)	238	260
Financing cash flows from finance leases	3,491	3,240

ROU assets obtained in exchange for new lease liabilities:
Finance leases	4,353	2,083
Operating leases	2,715	1,157
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
Weighted-average remaining lease term (years):
Finance leases	3.33	3.75
Operating leases	3.57	4.06

Weighted-average discount rate:
Finance leases	2.9%	2.7%
Operating leases	3.9%	3.8%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021
Assets
Finance lease ROU assets (1)	$13,149	$12,590
Operating lease ROU assets	7,906	7,113

Liabilities
Current
Finance lease liabilities	4,263	3,663
Operating lease liabilities	2,724	2,178
Noncurrent
Finance lease liabilities	9,934	9,672
Operating lease liabilities	5,179	4,938
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at September 30, 2022 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2022	$1,300	$809
2023	4,161	2,830
2024	2,920	2,487
2025	4,343	832
2026	1,373	762
Thereafter	958	681
Total lease payments	15,055	8,401
Less: Interest	(858)	(498)
Present value of lease liabilities	14,197	7,903
Less: Current portion of lease obligation	(4,263)	(2,724)
Total long-term lease obligation	$9,934	$5,179

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2021 (in thousands):

	Finance	Operating
	Lease	Lease

2022	$3,941	$2,399
2023	3,143	2,080
2024	2,348	1,911
2025	3,771	394
2026	801	333
Thereafter	—	455
Total lease payments	14,004	7,572
Less: Interest	(669)	(456)
Present value of lease liabilities	13,335	7,116
Less: Current portion of lease obligation	(3,663)	(2,178)
Total long-term lease obligation	$9,672	$4,938

Note 16. Commitments and Contingencies

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021

Pre-funded premiums for losses incurred but not reported	$96	$50
Accrued automobile and workers’ compensation claims	4,174	4,127
Accrued medical claims	1,718	1,100

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

Note 17. Subsequent Events

New Credit Facility

On October 27, 2022, we entered into a new Credit Agreement (the “New Credit Agreement”) with Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto (collectively, the “Lenders”). The New Credit Agreement provides for (a) a revolving credit facility that allows for borrowings up to $60.0 million in aggregate principal amount from time to time (the “New Revolving Credit Facility”) and (b) a Term Loan in aggregate principal amount of $25.0 million (the “Term Loan”).

The New Credit Agreement replaces our prior $60.0 million credit facility with Wells Fargo entered into May 4, 2021. In connection with our termination of the Credit Agreement Amendment with Wells Fargo, we deposited cash equaling 103.0 percent of the face value of three letters of credit previously issued by Wells Fargo in May 2021. The three letters of credit are fully collateralized, have no associated debt, and no draws against any of the letters of credit are pending.

For each borrowing under the New Revolving Credit Facility, we may elect whether such loans bear interest at (i) the Base Rate plus Applicable Margin for Base Rate Loans; or (ii) Term SOFR plus the Applicable Margin for SOFR Loans. The Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5 percent and (c) Adjusted Term SOFR for a one month tenor in effect on the date of determination plus 1.0 percent. The Applicable Margin to be added to a Base Rate borrowing under either (a), (b) or (c) in the preceding sentence is an amount determined quarterly between 1.0 percent and 2.0 percent depending on our consolidated total leverage ratio. The Applicable Margin to be added to a Term SOFR borrowing under the New Revolving Credit Facility is an amount determined quarterly between 2.0 percent and 3.0 percent depending on our consolidated total leverage ratio. A commitment fee of 0.25 percent per annum accrues on the daily average unused amount of the commitments of the Lenders under the New Revolving Credit Facility. We may obtain letters of credit under the New Revolving Credit Facility up to a maximum amount of $30.0 million. The amount of our outstanding letters of credit reduces availability under the New Revolving Credit Facility. The New Revolving Credit Facility matures on October 27, 2027 unless earlier terminated.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Term Loan amortizes on a 10 year schedule with quarterly payments beginning December 31, 2022, and matures on October 27, 2027 unless earlier accelerated. The Term Loan may be prepaid in whole or in part without premium or penalty, and must be prepaid with proceeds of any future debt issuance, the proceeds of any equity issuance to the extent proceeds exceed $2.0 million in any quarter with limited exceptions, and the proceeds of certain asset dispositions. The Term Loan bears interest at the SOFR Rate plus the Applicable Margin for SOFR Rate Loans as described above.

Pursuant to the terms of the New Credit Agreement, we are required to maintain compliance with the following financial covenants on a pro forma basis, after giving effect to any borrowings (in each case commencing with the fiscal quarter ending December 31, 2022): (i) the Consolidated Total Leverage Ratio shall not be greater than 2.50 to 1.00; (ii) the Asset Coverage Ratio shall not be less than 2.00 to 1.00; and (iii) the Consolidated Fixed Charge Coverage Ratio shall not be less than 1.25 to 1.00. Each of such ratios is calculated as outlined in the New Credit Agreement and subject to certain exclusions and qualifications described therein.

The New Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The affirmative covenants require us to provide the Lenders with certain financial statements, business plans, compliance certificates and other documents and reports and to comply with certain laws. The negative covenants restrict our ability to incur additional indebtedness, create additional liens on our assets, make certain investments, dispose of our assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the New Credit Agreement. The negative covenants further restrict our ability to make certain restricted payments.

Our obligations under the New Credit Agreement are secured by a pledge of substantially all of our personal property and substantially all of the personal property of certain other our direct and indirect subsidiaries.

KSA Stock Repurchase

On October 31, 2022, we entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with KSA and certain members of the family of the late Kenneth Stanley Adams, Jr., our founder (collectively, the “KSA Sellers”). Prior to the transaction, KSA was our largest stockholder. Under the terms of the Repurchase Agreement, we purchased an aggregate of 1,942,433 shares of our common stock from the KSA Sellers for an aggregate purchase price of $69.9 million, at a price of $36.00 per share. Immediately following the transaction, we had 2,452,404 shares of common stock outstanding. The purchase price was funded with the proceeds of the $25.0 million term loan under our New Credit Agreement with Cadence Bank, described in more detail above, with the balance funded with cash on hand at the time of the transaction.

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

Overview of Business

Adams Resources & Energy, Inc., a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in crude oil marketing, transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with twenty terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) beginning in the third quarter of 2022, interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-spec fuels, lubricants, crude oil and other chemicals, which includes the businesses we acquired in August 2022. See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the businesses we acquired in August 2022, and Note 8 for further information regarding our business segments.

Recent Developments

Phoenix and Firebird Acquisition

On August 12, 2022, we entered into a purchase agreement with each of Scott Bosard, Trey Bosard and Tyler Bosard (collectively, the “Sellers”) to acquire all of the equity interests of Firebird Bulk Carriers, Inc. (“Firebird”) and Phoenix Oil, Inc. (“Phoenix”) for approximately $39.7 million, consisting of a cash payment of $35.8 million and 45,777 of our common shares valued at $1.4 million and contingent consideration valued at approximately $2.6 million. Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and other petroleum products. Firebird is headquartered in Humble, Texas, with six terminal locations throughout Texas, and operated 123 tractors and 216 trailers largely in the Eagle Ford basin at the time of the acquisition. Phoenix is also headquartered in Humble, Texas, and recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Firebird and Phoenix have formed our new logistics and repurposing segment. We expect that this acquisition will offer us the opportunity to expand our value chain and market impact, with numerous synergies benefiting the combined companies. See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the acquisition.

New Credit Agreement and Repurchase of KSA Shares

On October 27, 2022, subsequent to the end of the third fiscal quarter, we entered into a new credit agreement (the “New Credit Agreement”) with Cadence Bank and other lenders. The New Credit Agreement provides for a revolving credit facility that allows for borrowings up to $60.0 million principal amount from time to time and a term loan in principal amount of $25.0 million. The New Credit Agreement also provides for up to $30.0 million in letters of credit, which would reduce amounts available under the revolving credit facility by the amounts issued thereunder. The New Credit Agreement replaces our prior $60.0 million credit facility with Wells Fargo Bank, National Association. See Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the New Credit Agreement.

On October 31, 2022, we repurchased an aggregate of 1,942,433 shares of our common stock from KSA Industries, Inc., our largest stockholder at the time, and certain members of the family of the late Kenneth Stanley Adams, Jr., our founder, for an aggregate purchase price of $69.9 million. Immediately following the transaction, we had 2,452,404 shares of common stock outstanding. The purchase price was paid with the proceeds of the term loan under the New Credit Agreement, together with cash on hand at the time of the transaction. See Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the transaction.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change (1)	2022	2021	Change (1)

Revenues	$814,394	$543,228	50%	$2,524,465	$1,310,343	93%
Operating earnings (2)	5,070	4,255	19%	20,301	19,643	3%
Depreciation and amortization	2,008	1,611	25%	5,690	5,050	13%
Driver compensation	4,962	4,507	10%	14,204	13,193	8%
Insurance	1,679	1,813	(7%)	5,087	5,659	(10%)
Fuel	3,425	2,086	64%	9,429	5,798	63%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory valuation losses of $5.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, operating earnings included inventory liquidation gains of $2.1 million and $10.3 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Field level purchase volumes – per day (1)
Crude oil – barrels	91,878	91,941	93,334	88,186

Average purchase price
Crude oil – per barrel	$89.55	$67.81	$96.84	$62.28
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021. Crude oil marketing revenues increased by $271.2 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $271.8 million, partially offset by lower overall crude oil volumes, which decreased revenues by approximately $0.6 million. The average crude oil price received was $67.81 during the three months ended September 30, 2021, which increased to $89.55 during the three months ended September 30, 2022. Revenues from legacy volumes are based upon the market price primarily in our Gulf Coast market area. The market price of crude oil increased through May 2022, as it did throughout 2021, before dropping through the third quarter of 2022. Many U.S. producers have been exercising capital discipline, maintaining oil production plans in spite of the crude oil price, and have been focusing capital on share buy-backs and renewables. Rig count has risen steadily through the year. Contributing to the volatility in price has been the war in Europe, as well as COVID-19 outbreaks in China, supply chain issues and labor shortages, and fears of a global economic slowdown, creating uncertainty for demand growth. OPEC+ has also mandated production decreases in hopes of keeping crude oil prices strong but only with moderate success.

Our crude oil marketing operating earnings increased by $0.8 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher crude oil prices and margin, partially offset by higher operating expenses, lower crude oil volumes and inventory valuation changes (as shown in the table below).

Driver compensation increased by $0.5 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to an increase in driver pay, partially offset by lower volumes transported and a lower overall driver count in the 2022 period as compared to the same period in 2021.

Insurance costs decreased by $0.1 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due in part to our safety performance in the prior year, and to a lower overall driver count in the 2022 period. Fuel costs increased by $1.3 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher fuel prices.

Depreciation and amortization increased by $0.4 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2021 and 2022.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021. Crude oil marketing revenues increased by $1,214.1 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $1,074.9 million, and higher overall crude oil volumes, which increased revenues by approximately $139.2 million. The average crude oil price received was $62.28 during the nine months ended September 30, 2021, which increased to $96.84 during the nine months ended September 30, 2022.

Our crude oil marketing operating earnings increased by $0.7 million during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to higher crude oil prices and volumes, partially offset by inventory valuation changes (as shown in the table below), higher fuel costs and higher driver compensation.

Driver compensation increased by $1.0 million during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of higher volumes transported in the 2022 period and an increase in driver pay as compared to the same period in 2021, partially offset by a lower overall driver count in the 2022 period.

Insurance costs decreased by $0.6 million during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due in part to our safety performance in the prior year, and to a lower overall driver count in the 2022 period. Fuel costs increased by $3.6 million during the nine months ended September 30, 2022 as compared to the same period in 2021, consistent with higher fuel prices.

Depreciation and amortization expense increased by $0.6 million during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2021 and 2022.

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

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance without the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

As reported segment operating earnings (1)	$5,070	$4,255	$20,301	$19,643
Add (subtract):
Inventory liquidation gains	—	—	(2,062)	(10,282)
Inventory valuation losses	5,122	311	—	—
Derivative valuation (gains) losses (2)	(627)	(8)	(1,257)	(32)
Field level operating earnings (3)	$9,565	$4,558	$16,982	$9,329
_______________
(1)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $5.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, operating earnings included inventory liquidation gains of $2.1 million and $10.3 million, respectively.
(2)During each of the second and third quarters of 2022, we entered into commodity purchase and sale contracts for 300,000 barrels of crude oil, which were adjusted to fair value at June 30, 2022 and September 30, 2022, respectively.
(3)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to higher crude oil prices in the 2022 period, partially offset by lower volumes and higher fuel costs and higher driver compensation. Field level operating earnings increased during the nine months ended September 30, 2022 as compared to the same period in 2021 primarily due to higher crude oil prices and volumes in the 2022 period, partially offset by higher fuel costs and higher driver compensation.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	September 30, 2022		December 31, 2021
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	304,554	$85.80	259,489	$71.86

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2021 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings, selected costs and operating data were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change (1)	2022	2021	Change (1)

Revenues	$29,830	$24,826	20%	$86,054	$69,558	24%
Operating earnings	$3,307	$2,264	46%	$9,112	$4,520	102%
Depreciation and amortization	$2,791	$2,957	(6%)	$8,671	$8,895	(3%)
Driver commissions	$4,020	$3,710	8%	$11,509	$11,181	3%
Insurance	$2,186	$2,143	2%	$6,499	$6,455	1%
Fuel	$3,136	$1,973	59%	$9,647	$5,953	62%
Maintenance expense	$1,539	$1,027	50%	$4,057	$3,001	35%
Mileage (000s)	6,775	6,931	(2%)	20,437	21,109	(3%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Total transportation revenue	$29,830	$24,826	$86,054	$69,558
Diesel fuel cost	(3,136)	(1,973)	(9,647)	(5,953)
Revenues, net of fuel costs (1)	$26,694	$22,853	$76,407	$63,605
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021. Transportation revenues increased by $5.0 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Transportation revenues, net of fuel costs, increased by $3.8 million during the three months ended September 30, 2022, as compared to the prior year period. These increases in transportation revenues were primarily due to increased transportation rates during the 2022 period through continued negotiations with customers to increase rates. In addition, as a result of customer demand, we opened four new terminals during the second half of 2021. These terminals, located in West Memphis, Arkansas, Charleston, West Virginia, Augusta, Georgia, and Joliet, Illinois, increased revenues by approximately $2.4 million during the third quarter of 2022.

Our transportation operating earnings increased by $1.0 million for the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher revenues as a result of increased transportation rates and revenues from new terminals, partially offset by higher fuel costs and higher maintenance expense.

Driver commissions increased by $0.3 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to an increase in driver pay and an increase in the number of drivers, partially offset by lower mileage during the 2022 period.

Fuel costs increased by $1.2 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of an increase in the price of fuel during the 2022 period. Insurance costs remained relatively constant during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to consistent insurance premiums during the 2021 and 2022 periods. Maintenance expense increased by $0.5 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to repairs and maintenance to older tractors and trailers in our fleet and escalating prices in parts, repairs and maintenance.

Depreciation and amortization expense decreased by $0.2 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of the timing of purchases of new tractors and trailers in 2021 and 2022.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021. Transportation revenues increased by $16.5 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Transportation revenues, net of fuel costs, increased by $12.8 million during the nine months ended September 30, 2022, as compared to the prior year period. These increases in transportation revenues were primarily due to increased transportation rates during the 2022 period through continued negotiations with customers to increase rates. In addition, as a result of customer demand, we opened four new terminals during the second half of 2021. These terminals, located in West Memphis, Arkansas, Charleston, West Virginia, Augusta, Georgia, and Joliet, Illinois, increased revenues by approximately $6.9 million during the first nine months of 2022. In February 2021, a severe winter storm and resulting power outages affected Texas, which resulted in a significant decline in transportation services for over a week and a temporary loss of revenues in the 2021 period.

Our transportation operating earnings increased by $4.6 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher revenues as a result of increased transportation rates and revenues from new terminals, partially offset by higher fuel costs and higher maintenance expense.

Driver commissions increased by $0.3 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to an increase in driver pay and an increase in the number of drivers, partially offset by lower mileage during the 2022 period.

Fuel costs increased by $3.7 million during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of an increase in price of fuel during the 2022 period. Insurance costs remained relatively constant during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to consistent premiums during the 2021 and 2022 periods. Maintenance expense increased by $1.1 million during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to repairs and maintenance to older tractors and trailers in our fleet and escalating prices in parts, repairs and maintenance.

Depreciation and amortization expense decreased by $0.2 million during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily as a result of the timing of purchases of new tractors and trailers in 2021 and 2022.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change (1)	2022	2021	Change (1)

Segment revenues (2)	$2,912	$738	295%	$5,869	$1,808	225%
Less: Intersegment revenues (2)	(2,912)	(611)	377%	(5,869)	(1,293)	354%
Revenues	$—	$127	(100%)	$—	$515	(100%)

Operating losses	(909)	(716)	27%	(2,607)	(1,837)	42%
Depreciation and amortization	269	281	(4%)	808	758	7%
Insurance	200	169	18%	600	527	14%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Pipeline throughput	9,963	9,759	11,242	6,889
Terminalling	9,716	9,159	11,451	7,408

During the three and nine months ended September 30, 2022, all pipeline and storage segment revenues were earned from an affiliated shipper, while during the three and nine months ended September 30, 2021, pipeline and storage revenues included revenues from a third-party shipper under a contract that had been in place at the time of the acquisition of the pipeline and related terminal assets, and has subsequently ended. Revenues earned from an affiliated shipper are eliminated due to consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations.

We are continuing to focus on opportunities to increase our pipeline and storage capacity utilization, by identifying opportunities with our existing and new customers to increase volumes. We are breaking ground on the new pipeline connection between our Victoria Express Pipeline and the Max Midstream pipeline system, and we expect to complete construction and place the assets into commercial service during the second quarter of 2023. In addition, we are exploring new connections with several other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022 (1)	2022 (1)

Revenues	$8,677	$8,677
Operating earnings	155	155
Depreciation and amortization	940	940
Driver commissions	1,554	1,554
Insurance	128	128
Fuel	676	676
Maintenance expense	260	260
_______________
(1)Represents the period from acquisition, August 12, 2022 through September 30, 2022.

On August 12, 2022, we acquired all of the equity interests of Firebird and Phoenix. Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and other petroleum products. Firebird has six terminal locations throughout Texas and owned 123 tractors and 216 trailers largely in the Eagle Ford basin at the time of the acquisition. Phoenix recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. We expect that this acquisition will offer us the opportunity to expand our value chain and market impact, with numerous synergies benefiting the combined companies.

General and Administrative Expense

General and administrative expense increased by $1.1 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher salaries and wages and related personnel costs, outside service costs, audit fees and legal fees, partially offset by lower franchise and other taxes. The 2022 period also includes approximately $0.3 million of acquisition related costs for the purchase of Phoenix and Firebird (see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information) and approximately $0.2 million of costs related to the repurchase of our common shares from an affiliate (see Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

General and administrative expense increased by $3.0 million during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to higher salaries and wages and related personnel costs, outside service costs, audit fees and legal fees, partially offset by lower franchise and other taxes. The 2022 period also includes approximately $0.3 million of acquisition related costs for the purchase of Phoenix and Firebird and approximately $0.2 million of costs related to the repurchase of our common shares from an affiliate.

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

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are (i) our cash balance, (ii) cash flow from operating activities, (iii) borrowings under our bank credit facility and (iv) funds received from the sale of equity securities. Our primary cash requirements include, but are not limited to, (a) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, and other expenses, (b) discretionary capital spending for investments in our business and (c) dividends to our shareholders. We believe we will have sufficient liquidity through our current cash balances, availability under our bank credit facility, expected cash generated from future operations, and the financing tractor and trailer additions through leasing arrangements (should the need arise) to meet our short-term and long-term liquidity needs for the reasonably foreseeable future. Our cash balance and cash flow from operating activities is dependent on the success of future operations. If our cash inflow subsides or turns negative, we will evaluate our investment plan accordingly and remain flexible.

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$86,510	$97,825
Working capital	81,416	87,199

Our cash balance at September 30, 2022 decreased by 12 percent from December 31, 2021, as discussed further below.

At September 30, 2022, we had $15.0 million of borrowings outstanding under the amended credit agreement with Wells Fargo and $8.2 million of letters of credit issued under the amended credit agreement with Wells Fargo at a fee of 1.75 percent per annum. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. During the 2022 period, as a result of the significant increase in crude oil prices, we borrowed $45.0 million under the amended credit agreement with Well Fargo for working capital purposes and repaid $30.0 million. At September 30, 2022, we were in compliance with all financial covenants under this credit agreement. See Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the termination of the credit agreement with Wells Fargo and our entry into a new credit agreement subsequent to the end of our third fiscal quarter.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), in which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. During the nine months ended September 30, 2022, we received net proceeds of approximately $0.3 million (net of offering costs to B. Riley Securities, Inc. of $14 thousand) from the sale of 8,202 of our common shares at an average price per share of approximately $37.38 under this agreement. We did not sell any shares during the three months ended September 30, 2022.

We utilize cash from operations to make discretionary investments in our crude oil marketing, transportation, pipeline and storage and logistics and repurposing businesses. With the exception of operating and finance lease commitments primarily associated with storage tank terminal arrangements, leased office space, tractors, trailers and other equipment, and borrowings outstanding under our bank credit facility, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See “Material Cash Requirements” below for information regarding our operating and finance lease obligations.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2021 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021

Cash provided by (used in):
Operating activities	$15,832	$64,232
Investing activities	(37,847)	(8,043)
Financing activities	8,612	(5,832)

Operating activities. Net cash flows provided by operating activities for the nine months ended September 30, 2022 decreased by $48.4 million as compared to the same period in 2021. The decrease in net cash flows from operating activities was primarily due to changes in our working capital accounts, including an increase of $10.9 million in crude oil inventory at September 30, 2022. The increase in inventory was primarily due to an increase in the price of our crude oil inventory, which increased from $71.86 at December 31, 2021 to $85.80 at September 30, 2022, and an increase of 17.4 percent in the number of barrels held in inventory.
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

We also require certain customers to make similar early payments or to post cash collateral with us in order to support their purchases from us. Early payments and cash collateral received from customers increase cash and reduce accounts receivable as of the balance sheet date.

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021

Early payments received	$43,133	$52,841
Prepayments to suppliers	12,242	5,732

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. During December 2021 and September 2022, we received early payments from certain customers in our crude oil marketing operations as noted in the table above. Our cash balance decreased by approximately $11.3 million as of September 30, 2022 relative to the year ended December 31, 2021 primarily as a result of the timing of the receipt of these early payments received and prepayments made to suppliers during each period resulting from an increase in crude oil price and marketing activities.

Investing activities. Net cash flows used in investing activities for the nine months ended September 30, 2022 increased by $29.8 million as compared to the same period in 2021. This increase was due to a payment of $33.6 million for the acquisition of Firebird and Phoenix in August 2022 (see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information), partially offset by a decrease of $3.1 million in capital spending for property and equipment (see following table) and an increase of $0.3 million in cash proceeds from the sales of assets.

Capital spending was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Crude oil marketing (1)	$4,351	$1,145
Transportation (2)	1,416	7,607
Pipeline and storage (3)	890	1,169
Logistics and repurposing (4)	132	—
Other (5)	8	8
Capital spending	$6,797	$9,929
_______________
(1)2022 amount relates to the purchase of 20 tractors, 10 trailers and other field equipment, and the 2021 amount relates to the purchase of field equipment.
(2)2022 amount relates to the purchase of three tractors, two trailers and other field equipment, and the 2021 amount relates to the purchase of 52 trailers, 26 tractors, and computer software and equipment.
(3)2022 amount relates to the purchase of land and easements in connection with a planned pipeline connection, and the 2021 amount relates to the purchase of field equipment.
(4)2022 amount relates to the purchase of field equipment.
(5)Other capital spending relates to the purchase of office and computer equipment.

Financing activities. Net cash flows provided by financing activities was $8.6 million for the nine months ended September 30, 2022 as compared to net cash flows used in financing activities of $5.8 million for the nine months ended September 30, 2021. The increase in net cash flows from financing activities of $14.4 million was primarily due to borrowings and repayments under our bank credit facility during each period. During the 2022 period, as a result of the significant increase in crude oil prices and other cash flow needs, we borrowed $45.0 million under the bank credit facility for working capital purposes and repaid $30.0 million, while during the 2021 period, we borrowed $8.0 million under the bank credit facility primarily to repay the $10.0 million outstanding payable related to the purchase of the VEX pipeline system in October 2020.

This increase in cash flows was partially offset by an increase of $0.3 million in principal repayments made for finance lease obligations (see below). During each of the nine months ended September 30, 2022 and 2021, we paid cash dividends of $0.72 per common share, or totals of $3.2 million and $3.1 million, respectively. During the nine months ended September 30, 2022, we received net proceeds of approximately $0.3 million from the sale of 8,202 of our common shares under the ATM Agreement as compared to net proceeds of approximately $2.5 million from the sale of 86,323 of our comments shares under the ATM Agreement during the nine months ended September 30, 2021.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at September 30, 2022 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$15,000	$—	$15,000	$—	$—
Finance lease obligations (2)	15,055	4,598	5,944	4,513	—
Operating lease obligations (3)	8,401	2,969	3,782	1,357	293
Purchase obligations (4)	13,358	13,358	—	—	—
Total contractual obligations	$51,814	$20,925	$24,726	$5,870	$293
_______________
(1)Represents amounts due under our credit agreement with Wells Fargo. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our credit agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase 35 new tractors and 38 new trailers in our transportation business and 28 new tractors and two new trailers in our crude oil marketing business.

See Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our finance and operating leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Transactions with Affiliates

For more information regarding transactions with our affiliates during the three and nine months ended September 30, 2022 and 2021, and subsequent to September 30, 2022, see Note 9 and Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2021 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2021 Form 10-K, as updated by our Form 8-K filed on June 9, 2022 or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2022, we issued 45,777 shares of common stock (the “Acquisition Shares”) as partial consideration for the acquisition of Firebird and Phoenix. Total consideration for the acquisition was approximately $39.7 million, consisting of a cash payment of $35.8 million, the Acquisition Shares valued at $1.4 million and contingent consideration valued at approximately $2.6 million. These Acquisition Shares were issued in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information, see Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

On August 12, 2022, we also granted a total of 30,518 restricted stock units (the “Inducement Awards”) to Trey Bosard and Tyler Bosard as an inducement to employment in accordance with Section 711(a) of the NYSE American Company Guide. The Inducement Awards vest in three separate tranches on each of the first three anniversaries of the grant date. The Inducement Awards were issued in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 1, 2022).
10.1
Limited Waiver Agreement and Amendment No. 1, dated August 11, 2022, to Credit Agreement, dated May 4, 2021, by and among Adams Resources & Energy, Inc., GulfMark Asset Holdings, LLC, and Service Transport Company, as Borrowers, the Lenders referred to therein, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 17, 2022).

10.2
Purchase Agreement dated August 12, 2022 by and among GulfMark Asset Holdings, LLC, Scott Bosard, Trey Bosard and Tyler Bosard (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 17, 2022).

10.3+	Employment Agreement dated August 12, 2022 by and between Trey Bosard and Phoenix Oil, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 17, 2022).
10.4+	Change of Control Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 17, 2022).

Exhibit
Number	Exhibit
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	November 10, 2022	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)