Form 10-K
period 2022-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2023-03-16
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company’s voting and non-voting common shares held by non-affiliates as of the close of business on June 30, 2022 was $77,252,169 based on the closing price of $32.19 per one share of common stock as reported on the NYSE American LLC for such date. There were 2,534,671 shares of Common Stock outstanding at March 1, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2023 are incorporated by reference into Part III of this annual report on Form 10-K.

ADAMS RESOURCES & ENERGY, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2022 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART I

Items 1 and 2. Business and Properties.

General

Adams Resources & Energy, Inc. (“AE”) is a publicly traded Delaware corporation organized in 1973. Our common shares are listed on the NYSE American LLC (“NYSE American”) under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, truck and pipeline transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with nineteen terminals across the U.S. In addition, we recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Our headquarters are located in 22,197 square feet of office space located at 17 South Briar Hollow Lane, Suite 100, Houston, Texas 77027. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) beginning in the third quarter of 2022, interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals, which includes the businesses we acquired in August 2022 (see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for further information regarding the acquisition). For detailed financial information regarding our business segments, see Note 9 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

2022 Developments

COVID-19 Update and Supply Chain

The ongoing COVID-19 pandemic has resulted in a number of adverse economic effects, including changes in consumer behavior related to the economic slowdown, disruption of historical supply and demand patterns, and changes in the work force, which has affected our business and the businesses of our customers and suppliers. These adverse economic effects of the COVID-19 outbreak have impacted our operations and services.

The COVID-19 pandemic has created business challenges primarily related to changes in the work force, which continues to impact our ability to hire and retain qualified truck drivers in our business units, and issues with the supply chain, resulting in delays in purchasing items, including new tractors. While demand for transportation of products and demand for crude oil has increased from 2020 levels during the initial months of the pandemic, our growth has been limited in certain markets by the availability of truck drivers.

Our primary focus continues to be the safety of our employees and operations while providing uninterrupted service to our customers. We continue to maintain the safety protocols we established, including encouraging our employees to seek vaccination when eligible. We are dependent on our workforce of truck drivers to transport crude oil and products for our customers. Developments such as social distancing and shelter-in-place directives thus far, when implemented, have not had a significant impact on our ability to deploy our workforce effectively as the transportation industry has been deemed an essential service under current Cybersecurity and Infrastructure Security Agency guidelines.

We have also been seeking ways to overcome supply shortages in tractors, by additional maintenance to extend vehicle lives, shortages in tires and other inventory by having additional items on hand and increases in the price of diesel fuel by continuing to pass costs through to customers or attempting to reduce costs through efficiencies.

We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the ongoing evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. The current administration has announced that the COVID-19 public health emergency will expire in May 2023. However, if the pandemic and its economic effects continue, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, it may have a material adverse effect on our results of future operations, financial position and liquidity.

We plan to continue to operate our business segments with internally generated cash flows and borrowings under our credit agreement (discussed further below) during 2023, but we intend to remain flexible as the focus will be on increasing efficiencies and on business development opportunities, as well as on the hiring and retention of qualified truck drivers. During 2023, we plan to continue our efforts to diversify service offerings and leverage back haul opportunities in our transportation segment, and we plan to grow in new or existing areas with our crude oil marketing segment, while focusing on opportunities to increase our pipeline and storage capacity utilization.

Phoenix and Firebird Acquisition

On August 12, 2022, we entered into a purchase agreement with each of Scott Bosard, Trey Bosard and Tyler Bosard (collectively, the “Sellers”) to acquire all of the equity interests of Firebird Bulk Carriers, Inc. (“Firebird”) and Phoenix Oil, Inc. (“Phoenix”) for approximately $39.3 million, consisting of a cash payment of $35.4 million, 45,777 of our common shares valued at $1.4 million, of which 15,259 shares were issued immediately and 30,518 shares will be issued over a three year period, and contingent consideration valued at approximately $2.6 million. We funded the cash consideration using cash on hand at the time of the acquisition.

Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and other petroleum products. Firebird is headquartered in Humble, Texas, with six terminal locations throughout Texas, and operates 130 tractors and 209 trailers largely in the Eagle Ford basin. Phoenix is also headquartered in Humble, Texas, and recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Firebird and Phoenix have formed our new logistics and repurposing segment. We expect that this acquisition will offer us the opportunity to expand our value chain and market impact, with numerous synergies benefiting the combined companies. See Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

New Credit Agreement

On October 27, 2022, we entered into a new credit agreement (the “Credit Agreement”) with Cadence Bank and other lenders. The Credit Agreement provides for a revolving credit facility that allows for borrowings up to a $60.0 million principal amount from time to time and a term loan in the principal amount of $25.0 million. The Credit Agreement also provides for up to $30.0 million in letters of credit, which would reduce amounts available under the revolving credit facility by the amounts issued thereunder. The Credit Agreement replaces our prior $60.0 million credit facility with Wells Fargo Bank, National Association. See Note 12 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Repurchase of KSA Shares

On October 31, 2022, we entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with KSA Industries, Inc. and certain members of the family of the late Kenneth Stanley Adams, Jr., our founder (collectively, the “KSA Sellers”). Prior to the transaction, KSA Industries, Inc. was our largest shareholder. Under the terms of the Repurchase Agreement, we purchased an aggregate of 1,942,433 shares of our common stock from the KSA Sellers for an aggregate purchase price of $69.9 million, at a price of $36.00 per share. The purchase price was funded with the proceeds of the $25.0 million term loan under our credit agreement with Cadence Bank, with the balance funded with cash on hand at the time of the transaction. See Note 10 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Our crude oil marketing activities includes a fleet of 207 tractor-trailer rigs, the majority of which we own and operate, used to transport crude oil. We also maintain approximately 180 pipeline inventory locations or injection stations. We have the ability to barge crude oil from six crude oil storage facilities along the Intracoastal Waterway of Texas and Louisiana, and we have access to approximately 889,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for our products.

The following table shows the age of our owned and leased tractors and trailers within our crude oil marketing segment at December 31, 2022:

	Tractors (1)	Trailers

Model Year:
2023	26	10
2022	34	—
2021	40	—
2020	51	—
2019	38	—
2017	4	—
2015	4	28
2014	9	33
2013	1	26
2012	—	29
2011	—	98
2010 and earlier	—	20
Total	207	244
____________________
(1)Includes twenty-six 2023 tractors, forty 2021 tractors and thirty 2019 tractors that we lease from a third party under finance lease agreements. See Note 17 in the Notes to Consolidated Financial Statements for further information.

We purchase crude oil at the field (wellhead) level. Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Field level purchase volumes – per day (1)
Crude oil – barrels	94,873	89,061	91,957

Average purchase price
Crude oil – per barrel	$92.63	$65.48	$36.90
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.

Field level purchase volumes depict our day-to-day operations of acquiring crude oil at the wellhead, transporting crude oil, and delivering it to market sales points. We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	December 31,
	2022		2021		2020
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	328,562	$78.39	259,489	$71.86	421,759	$45.83

We deliver physical supplies to refinery customers or enter into commodity exchange transactions from time to time to protect from a decline in inventory valuation. During the year ended December 31, 2022, we had sales to two customers that comprised approximately 22.4 percent and 11.3 percent, respectively, of total consolidated revenues. We believe alternative market outlets for our commodity sales are readily available and a loss of any of these customers would not have a material adverse effect on our operations. See Note 19 in the Notes to Consolidated Financial Statements for further information regarding credit risk.

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

STC operates nineteen terminals in eleven states: (i) Texas, with terminals in Houston, Corpus Christi, Nederland and Freeport; (ii) Louisiana, with terminals in Baton Rouge (St. Gabriel), St. Rose and Sterlington; (iii) Florida, with terminals in Jacksonville and Tampa; (iv) Georgia, with terminals in Atlanta and Augusta; (v) Mobile, Alabama; (vi) Charlotte, North Carolina; (vii) Cincinnati, Ohio; (viii) South Charleston, West Virginia; (ix) West Memphis, Arkansas; (x) Illinois, with terminals in East St. Louis and Joliet; and (xi) Pittsburgh, Pennsylvania. The St. Gabriel, Louisiana and the Corpus Christi, Texas terminals are situated on 11.5 acres and 3.5 acres, respectively, that we own, and both include an office building, maintenance bays and tank cleaning facilities.

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

The following table shows the age of our owned and leased tractors and trailers within our transportation segment at December 31, 2022:

	Tractors (1) (2)	Trailers (3)

Model Year:
2023	10	13
2022	33	51
2021	33	12
2020	137	100
2019	82	—
2018	1	20
2016	26	6
2015	13	75
2014	—	34
2013	—	5
2012	—	28
2008 and earlier	—	422
Total	335	766
____________________
(1)Excludes 92 contracted independent owner operator tractors.
(2)Includes ten 2023 tractors and thirty-three 2021 tractors that we lease from third parties under finance lease agreements.
(3)Includes thirteen 2023 trailers, twenty 2020 trailers and twenty 2018 trailers that we lease from third parties under finance lease agreements. See Note 17 in the Notes to Consolidated Financial Statements for further information.

Miles traveled was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Mileage	26,510	27,902	24,239

All company and independent contractor tractors are equipped with in-cab communication technology, enabling two-way communications between our dispatch office and our drivers, through both standardized and free-form messaging, including electronic logging. We have also installed electronic logging devices (ELDs) on 100 percent of our tractor fleet. This technology enables us to dispatch drivers efficiently in response to customers’ requests and to provide real-time information to customers about the status of their shipments. We have also equipped our tractor fleet with forward-facing and inward facing event recorders. These cameras are constantly recording the movements of the vehicles, and our management team is alerted via email in the event the unit triggers a G-force event. A snapshot of this recording is then sent to the management team for review.

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

During 2022, STC won the National Tank Truck Carriers’ (“NTTC”) Heil Trophy Award for its 2021 efforts. This esteemed award recognizes tank truck operations in North America with the best safety program and safety record for the year. STC claimed NTTC’s Heil Trophy Award in the Harvison division, which spotlights carriers whose trucks traveled more than 15 million miles during the previous year. NTTC’s longest-running safety contest annually recognizes North American for-hire and private tank truck fleets with elite safety programs and records. Winners are determined by their safety records, safety and preventive maintenance programs, personnel safety programs and record, and contributions to tank truck industry and general highway safety causes.

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

Pipeline and Storage

Our pipeline and storage segment consists of the operations of two of our wholly-owned subsidiaries, which constitute the VEX Pipeline System: (i) Victoria Express Pipeline, L.L.C. (“VEX”), which we acquired on October 22, 2020 and which owns the VEX pipeline, and (ii) GulfMark Terminals, LLC (“GMT”), which was formed in October 2020 to hold the related terminal facility assets we acquired with the VEX Pipeline System. The VEX Pipeline System complements our existing storage terminal and dock at the Port of Victoria, where with our crude oil marketing segment, we control approximately 450,000 barrels of storage with three docks.

Through 2021, pipeline and storage segment revenues were earned from a third-party shipper under a contract that had been in place at the time of the acquisition, and revenues were also earned from GulfMark, an affiliated shipper. The third-party contract ended in 2021, and all pipeline and storage segment revenues are now earned from GulfMark. We are currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to complete construction and place the assets into commercial service during the second quarter of 2023. In addition, we are exploring new connections with several other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Volume information was as follows for the periods indicated (in barrels per day):

	Year Ended December 31,
	2022	2021	2020

Pipeline throughput (1)	11,084	7,670	1,395
Terminalling (1)	11,296	8,132	2,581
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

The Cuero terminal has 40,000 barrels per day of offload capacity via eight truck unloading stations, with two 80,000-barrel storage tanks and one 16,000-barrel storage tank. The Port of Victoria terminal has 40,000 barrels per day of truck offload capacity via eight truck unloading stations and water access via two barge docks, which have been leased from the Port Authority in Victoria. The Port of Victoria has four 40,000-barrel storage tanks and one 10,000-barrel storage tank.

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

Logistics and Repurposing

Our new logistics and repurposing segment consists of the operations of two of our wholly-owned subsidiaries, Firebird and Phoenix, which we acquired on August 12, 2022. Firebird is headquartered in Humble, Texas, and operates six terminal locations throughout Texas. Firebird transports crude oil, condensate, fuels, oils and other petroleum products on a “for hire” basis largely in the Eagle Ford basin. We do not own any of the products that we haul through Firebird; rather we act as a third-party carrier to deliver our customers’ products from point A to point B, using predominately our employees and our owned or leased tractors and trailers. However, we also use contracted independent owner-operators to provide transportation services. Firebird provides transportation services to customers under multiple load contracts in addition to loads covered under its standard price list. Our customers include major oil and chemical companies and large and mid-sized industrial companies. Firebird provides crude oil transportation services to GulfMark, when additional trucking capacity is required.

Phoenix is also headquartered in Humble, Texas. It repurposes and finds beneficial uses for off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. With an advanced laboratory, sophisticated technology, and access to an expansive fleet of trucks, Phoenix can provide a solution for customers needing help managing off-specification fuels or oils. In addition to the removal from the customer site, Phoenix markets these refinery and plant co-products into the fuels or feedstock markets. Phoenix markets on approximately six different levels, ranging from heavy fuel oils to light-end naphthas. Phoenix utilizes Firebird’s fleet to assist in the transportation of these products, and has begun to utilize STC to also assist in the transportation of these products.

The following table shows the age of our tractors and trailers (all of which are owned) within our logistics and repurposing segment at December 31, 2022:

	Tractors	Trailers

Model Year:
2023	9	—
2022	—	1
2021	21	1
2020	14	2
2019	16	2
2018	23	3
2017	1	1
2016	9	4
2015	8	17
2014	6	32
2013	1	15
2012	11	44
2011	—	16
2010 and earlier	8	71
Total	127	209

All company and independent tractors in this segment are equipped with similar in-cab communication technology and event recorders as our STC tractors, described above under “—Transportation”. All tractors are also equipped with electronic logs.

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

Competition

In all phases of our operations, we encounter strong competition from a number of regional and national entities. Many of these competitors possess financial resources substantially in excess of ours and may have a more expansive geographic footprint than we have. We face competition principally in establishing trade credit, pricing of available materials, quality of service and location of service. Our strategy is to build long-term partnerships with our customers based upon the safety of our operations, reliability and superior customer service.

Our crude oil marketing segment and our logistics and repurposing segment compete with major crude oil companies and other large industrial concerns that own or control significant refining, midstream and marketing facilities. These major crude oil companies may offer their products to others on more favorable terms than those available to us.

In the trucking industry, the tank lines transportation business is extremely competitive and fragmented. Price, service and location are the major competitive factors in each local market.

Seasonality

In the trucking industry, revenue has historically followed a seasonal pattern for various commodities and customer businesses. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, freight volumes are typically lower as many customers reduce shipment levels. Operating expenses have historically been higher in the winter months primarily due to decreased fuel efficiency, increased cold weather-related maintenance costs, and increased insurance claim costs attributable to adverse winter weather conditions. Revenue can also be impacted by weather, holidays and the number of business days that occur during a given period, as revenue is directly related to the available working days of shippers.

Although our crude oil marketing segment and our logistics and repurposing segment are not materially affected by seasonality, certain aspects of our operations are impacted by seasonal changes, such as tropical weather conditions, energy demand in connection with heating and cooling requirements and the summer driving season.

Inflation and Other Cost Increases

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. We are experiencing increased inflation in the costs of various goods and services we use to operate our business, including the cost of equipment, tires, repairs and maintenance and compensation paid to drivers. These and other factors may continue to impact our costs, expenses and capital expenditures, and could continue to have an impact on customer demand for our services as customers manage the impact of inflation on their resources.

In order to mitigate the effect of price increases on our business, we have entered into monthly commodity purchase and sale contracts for up to 300,000 barrels of crude oil and a commodity purchase contract for the purchase of 126,000 gallons of diesel fuel per month during January 2023 through December 2023. See Note 13 in the Notes to Consolidated Financial Statements for further information regarding these contracts.

In addition to inflation, fluctuations in fuel prices can affect profitability. Most of our transportation contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, there is no guarantee that this will be possible in the future. See “Part I, Item 1A. Risk Factors.”

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
•Texas Clean Air Act.
•Texas Solid Waste Disposal Act.
•Texas Water Code.
•Texas Oil Spill Prevention and Response Act of 1991, as amended.

Railroad Commission of Texas (“RRC”)

The RRC regulates, among other things, the drilling and operation of crude oil and natural gas wells, the operation of crude oil and natural gas pipelines, the disposal of crude oil and natural gas production wastes, and certain storage of crude oil and natural gas in Texas. RRC regulations govern the generation, management and disposal of waste from these crude oil and natural gas operations and provide for the cleanup of contamination from crude oil and natural gas operations. These regulations primarily affect our crude oil marketing segment, our pipeline and storage segment and our logistics and repurposing segment.

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

Trucking Activities

Our crude oil marketing, transportation and logistics and repurposing businesses operate truck fleets pursuant to the authority of the DOT and various state authorities. Trucking operations must be conducted in accordance with various laws relating to pollution and environmental control as well as safety requirements prescribed by states and by the DOT. Matters such as weight and dimension of equipment are also subject to federal and state regulations. These regulations also require mandatory drug testing of drivers and require certain tests for alcohol levels in drivers and other safety personnel. The regulations also impose hours of service restrictions and mandatory rest periods. The trucking industry is subject to possible regulatory and legislative changes, such as increasingly stringent environmental requirements or limits on vehicle weight and size. Regulatory change may affect the economics of the industry by requiring changes in operating practices or by changing the demand for private and common or contract carrier services or the cost of providing truckload services. In addition, our tank wash facilities are subject to increasingly stringent local, state and federal environmental regulations.

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

FERC Regulation

The VEX Pipeline System, which we acquired in 2020, is regulated by the FERC as a common carrier interstate pipeline under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and related rules and orders. The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate liquids pipelines to be just, reasonable, not unduly discriminatory and not unduly preferential. The ICA also requires tariffs that set forth the rates a common carrier pipeline charges for providing transportation services on its interstate common carrier liquids pipelines, as well as the rules and regulations governing these services, to be maintained on file with the FERC and posted publicly. The Energy Policy Act of 1992 and its implementing regulations allow interstate common carrier liquids pipelines to annually index their rates up to a prescribed ceiling level and require that such pipelines index their rates down to the prescribed ceiling level if the index is negative. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach. The

ICA also permits interested parties to challenge new or changed rates and gives the FERC the authority to change rates and order refunds.

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

Pipeline Safety

We are subject to regulation by the DOT as authorized under various provisions of Title 49 of the United States Code and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of our pipeline facilities. Among other things, these statutes also require companies that own or operate pipelines to permit access to and copying of pertinent records, file certain reports and provide other information as required by the U.S. Secretary of Transportation. The DOT regulates natural gas and hazardous liquids pipelines through its Pipeline and Hazardous Materials Safety Administration (“PHMSA”). We believe we are in material compliance with DOT regulations.

The development and/or implementation of more stringent requirements pursuant to DOT regulations, as well as any implementation of the PHMSA rules thereunder or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, may result in us incurring significant and unanticipated expenditures to comply with such standards. Until any such proposed regulations or guidance are finalized or issued, the impact on our operations, if any, cannot be known.

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

We have, where appropriate, implemented operating procedures at each of our facilities designed to assure compliance with environmental laws and regulation. However, given the nature of our business, we are subject to environmental risks, and the possibility remains that our ownership of our facilities and our operations and activities could result in civil or criminal enforcement and public as well as private actions against us, which may necessitate or generate mandatory cleanup activities, revocation of required permits or licenses, denial of application for future permits, and/or significant fines, penalties or damages, any and all of which could have a material adverse effect on us. See “Item 1A. Risk Factors” for further discussion. At December 31, 2022, we are not aware of any unresolved environmental issues for which additional accounting accruals are necessary.

Human Capital Resources

General

Our business strategy and ability to serve customers relies on employing talented professionals and attracting, training, developing and retaining a skilled workforce.

There is substantial competition for qualified truck drivers in the trucking industry. Recruitment, training, and retention of a professional driver workforce is essential to our continued growth and fulfillment of customer needs. We hire qualified professional drivers who hold a valid commercial driver’s license, satisfy applicable federal and state safety performance and measurement requirements, and meet our hiring criteria. These guidelines relate primarily to safety history, road test evaluations, and various other evaluations, which include physical examinations and mandatory drug and alcohol testing. We provide comfortable, late model equipment, encourage direct communication with management, pay competitive wages and benefits, and offer other incentives intended to encourage driver safety, retention and long-term employment. Prior to being released for individual duty, each new hire is required to undergo a mandatory training and evaluation period by a certified driver trainer/instructor. The length of this training period will be dependent on experience and the new hire adaptation to company policies and procedures.

Employees

At December 31, 2022, we employed 882 persons, of which 608, or 69 percent, were truck drivers. We believe our employee relations are satisfactory, and none of our employees are subject to union contracts or part of a collective bargaining unit.

Independent Contractors

In addition to company drivers, we enter into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for an agreed upon fee structure. At December 31, 2022, we had 92 independent contractor operated tractors in our transportation segment, which comprised approximately 13 percent of our professional truck driving fleet.

Health and Safety

Safety is one of our guiding principles as we are committed to providing our employees a safe working environment. We have implemented safety programs and management practices to promote a culture of safety. We are continuously working toward maintaining a strong safety culture to emphasize the importance of our employees’ role in identifying, mitigating and communicating safety risks.

In light of the current COVID-19 pandemic, we have updated and implemented our pandemic plan to ensure the continuation of safe and reliable service to customers and to maintain the safety of our employees, as well as to incorporate any new governmental guidance and rules and regulations regarding workplace safety. Since the beginning of the pandemic, we have been deemed an essential entity by virtue of the transportation services we provide.

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

Difficulty in attracting qualified drivers could also require us to limit our growth. Our strategy is to grow in part by expanding existing customer relationships into new markets. However, we may have difficulty finding qualified drivers on a timely basis when presented with new customer opportunities, which could result in our inability to accept or service this business or could require us to increase the wages we pay in order to attract drivers. If we are unable to hire qualified drivers to service business opportunities in new markets, we may have to temporarily send drivers from existing terminals to those new markets, causing us to incur significant costs relating to out-of-town driver pay and expenses. In making acquisitions and converting private fleets, some of the drivers in those fleets may not meet our standards, which would require us to find qualified drivers to replace them. If we are unable to find and retain such qualified drivers on terms acceptable to us, we may be forced to forgo opportunities to expand or maintain our business.

Our business is dependent on the ability to obtain trade and other credit.

Our future development and growth depends, in part, on our ability to successfully obtain credit from suppliers and other parties. We rely on trade credit arrangements as a significant source of liquidity for capital requirements not satisfied by operating cash flow, our revolving line of credit or letters of credit. If global financial markets and economic conditions disrupt and reduce stability in general, and the solvency of creditors specifically, the availability of funding from credit markets would be reduced as many lenders and institutional investors would enact tighter lending standards, refuse to refinance existing debt on terms similar to current debt or, in some cases, cease to provide funding to borrowers. These issues coupled with weak economic conditions would make it more difficult for us, our suppliers and our customers to obtain funding. If we are unable to obtain trade or other forms of credit on reasonable and competitive terms, the ability to continue our marketing businesses, pursue improvements, and continue future growth will be limited. We cannot assure you that we will be able to maintain future credit arrangements on commercially reasonable terms.

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

We generate revenues under contracts that must be renegotiated periodically.

Substantially all of our revenues are generated under contracts which expire periodically or which must be frequently renegotiated, extended or replaced. Whether these contracts are renegotiated, extended or replaced is often subject to factors beyond our control. These factors include sudden fluctuations in crude oil and natural gas prices, our counterparties’ ability to pay for or accept the contracted volumes and, most importantly, an extremely competitive marketplace for the services we offer. We cannot assure you that the costs and pricing of our services can remain competitive in the marketplace or that we will be successful in renegotiating our contracts.

Anticipated or scheduled volumes will differ from actual or delivered volumes.

Our crude oil marketing business purchases initial production of crude oil at the wellhead under contracts requiring us to accept the actual volume produced. We generally resell this production under contracts requiring a fixed volume to be delivered. We estimate our anticipated supply and match that supply estimate for both volume and pricing formulas with committed sales volumes. Since actual wellhead volumes produced will rarely equal anticipated supply, our marketing margins may be adversely impacted. In many instances, any losses resulting from the difference between actual supply volumes compared to committed sales volumes must be absorbed by us.

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

The FERC regulates the tariff rates and terms and conditions of service for our interstate common carrier liquids pipeline operations. To be lawful under the ICA, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with the FERC. In addition, pipelines may not confer any undue preference upon any shipper. Shippers may protest (and the FERC may investigate) the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful and prescribe new rates prospectively. The FERC and interested parties can also challenge tariff rates that have become final and effective. The FERC can also order new rates to take effect prospectively and order reparations for past rates that exceed the just and reasonable level up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues.

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

Restrictions and covenants in our credit agreement reduce operating flexibility and create the potential for defaults, which could adversely affect our business, financial condition and results of operations.

Under our credit agreement, we may borrow or issue letters of credit in an aggregate of up to $60.0 million under a revolving credit facility, subject to our compliance with certain financial covenants. The credit agreement also includes a term loan in the initial principal amount of $25.0 million. At December 31, 2022, we had $24.4 million of borrowings outstanding under the term loan and $8.4 million of letters of credit issued under the credit agreement.

The terms of our credit agreement restrict our ability to, among other things (and subject in each case, to various exceptions and conditions):

•incur additional indebtedness,
•create additional liens on our assets,
•make certain investments,
•pay dividends,
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

At December 31, 2022, we were in compliance with all financial covenants. However, if in the future there are economic declines, we can make no assurance that these declines will not negatively impact our financial results and, in turn, our ability to meet these financial covenant requirements. If we fail to comply with certain covenants, including our financial covenants, we could be in default under our credit agreement. In the event of such a default, the lenders under the credit agreement are entitled to take various actions, including the acceleration of the maturity of all loans and to take all actions permitted to be taken by a secured creditor against the collateral under the related security documents and applicable law. Any of these events could adversely affect our business, financial condition and results of operations.

In addition, these restrictions reduce our operating flexibility and could prevent us from exploiting certain investment, acquisition, or other time-sensitive business opportunities.

Our indebtedness, along with the variable interest rates we pay on our indebtedness, could adversely affect our business and our ability to execute our business strategy.

We have a $25.0 million term loan and a revolving credit facility that permits us to borrow up to $60.0 million in additional loans and letters of credit (with letters of credit not to exceed $30.0 million). Our credit facility bears interest at variable rates, which will generally change as interest rates change. Currently we are experiencing, and may continue to experience, increases in interest on our variable rate loans. If interest rates increase and we do not hedge such variable rates, our debt service obligations will increase even when the amount borrowed may stay the same. In an increasing interest rate environment, we bear the risk that the rates we are charged by the lenders under our credit facility will increase faster than the earnings and cash flow of our business, which could reduce our profitability, adversely affect our ability to service our debt, cause us to breach covenants in our credit facility, or divert capital that we would otherwise be able to use to grow the business or declare dividends in order to fulfill our debt service requirements.

Risk Related to our Industry

The ongoing COVID-19 pandemic and other health outbreaks could disrupt our operations and adversely impact our business and financial results.

The ongoing COVID-19 pandemic has resulted in a number of adverse economic effects, including changes in consumer behavior related to the economic slowdown, disruption of historical supply and demand patterns, and changes in the work force, which has affected our business and the businesses of our customers and suppliers. These adverse economic effects of the COVID-19 outbreak have impacted our operations and services.

The COVID-19 pandemic has created business challenges primarily related to changes in the work force, which has impacted our ability to hire and retain qualified truck drivers, and created issues with the supply chain, resulting in delays in purchasing items, including new tractors. While demand for transportation of products and demand for crude oil has increased from 2020 levels during the initial months of the pandemic, our growth has been limited in certain markets by the availability of truck drivers.

Our primary focus continues to be the safety of our employees and operations while providing uninterrupted service to our customers. We continue to maintain the safety protocols we established, including encouraging our employees to seek vaccination when eligible. We are dependent on our workforce of truck drivers to transport crude oil and products for our customers. Developments such as social distancing and shelter-in-place directives thus far, when implemented, have not had a significant impact on our ability to deploy our workforce effectively as the transportation industry has been deemed an essential service under current Cybersecurity and Infrastructure Security Agency guidelines.

We have also been seeking ways to overcome supply shortages in tractors, by additional maintenance to extend vehicle lives, shortages in tires and other inventory by having additional items on hand and increases in the price of diesel fuel by continuing to pass costs through to customers or attempting to reduce costs through efficiencies. If the pandemic continues to affect global supply chains and fuel costs, we may be unable to pass costs through to customers or maintain our operating margins.

We are actively monitoring the global situation and its effect on our financial condition, liquidity, operations, customers, industry and workforce. Given the ongoing evolution of the COVID-19 outbreak and the global responses to curb its spread, we cannot estimate the length or gravity of the impacts of these events at this time. The current administration has announced that the COVID-19 public health emergency will expire in May 2023. However, if the pandemic and its economic effects continue, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, it may have a material adverse effect on our results of future operations, financial position and liquidity.

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

General economic conditions could reduce demand for chemical-based trucking services.

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

As an integral part of our crude oil marketing, transportation and logistics and repurposing businesses, we operate approximately 670 tractors, and diesel fuel costs are a significant component of our operating expenses. The market price for fuel can be extremely volatile and is affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” (“GHGs”) could result in increased operating or compliance costs and reduced demand for the crude oil we market and transport.

More stringent laws and regulations relating to climate change and GHGs may be adopted and could cause us to incur material expenses to comply with such laws and regulations. In the absence of comprehensive federal legislation on GHG emissions control, the EPA attempted to require air permits for GHG emissions. The U.S. Supreme Court struck down certain of the permitting requirements in 2014, but upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. The EPA also requires, pursuant to the GHG Reporting Rule, specified large GHG emission sources to report their GHG emissions. Regulated sources include onshore and offshore crude oil and natural gas production facilities and onshore crude oil and natural gas processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such large facilities is required on an annual basis. We do not presently operate any such large GHG emission sources but, if we were to do so in the future, we would incur costs associated with evaluating and meeting this reporting obligation.

Regulation of methane emissions has varied significantly between recent administrations, and may continue to change under the current administration or in the future. The EPA promulgated and subsequently revised various methane and volatile organic compound (“VOC”) rules between 2016 and 2022. In some of the more recent promulgations, in November 2021, the EPA proposed rules to regulate methane and VOC emissions from oil and gas industry sources. The proposed rules would generally impose more stringent emissions control requirements upon new tankage, and would enact a New Source Performance Standard (“NSPS”), under Subpart OOOOb, which would include standards for emission sources not regulated previously under the 2016 NSPS Subpart OOOOa. Additionally, the proposed rules include emissions guidelines for existing sources, known as Subpart OOOOc. More recently, in November 2022, the EPA proposed a rule to build upon and implement more stringent requirements than the 2021 proposed rule and to regulate additional sources not previously regulated. If finalized, the rule would, among other things, increase fugitive emissions monitoring requirements for all sites and would no longer exclude wellhead-only sites; require monitoring at all well sites for the life of the site until plugged; create a Super-Emitter Response Program to quickly identify large leaks for mitigation; increase stringency of equipment regulations; and revise leak detection protocols. The November 2022 rules proposal also includes requirements to monitor emissions from closed wells and undertake necessary repairs to address emissions in connection with well closures. If these rules are enacted as proposed, they may require oil and gas operators to expend material sums on compliance, which may reduce our customers’ E&P activities and could have an adverse impact on our business.

The Bureau of Land Management (“BLM”) has similarly promulgated methane emission rulemakings. In November 2016, the BLM issued a final rule (“2016 Rule”) to reduce methane emissions from venting, flaring and leaks during crude oil and natural gas operations on public lands. In April 2018, the U.S. District Court for the District of Wyoming stayed implementation of much of the rule. In September 2018, the BLM issued a final rule substantially revising the 2016 Rule, which was challenged in the U.S. District Court for the Northern District of California and was vacated on July 15, 2020. On July 21, 2020, the U.S. District Court for the District of Wyoming lifted the stay on the 2016 Rule, and vacated much of the rule on October 8, 2020. The result has been to reinstate the 1979 rules regarding venting, flaring and loss determinations. Most recently, on November 29, 2022, the BLM again issued a proposed rule aimed at curtailing waste of methane flared, vented or leaked from oil and gas production operations on federal and Tribal lands. Heightened regulation of our customers’ operations could adversely affect our business. The regulation of emissions from oil and gas E&P operations may increase the costs to our customers of developing and producing hydrocarbons and, as a result, may have an adverse effect on the amount of product transported.

In addition, the U.S. Congress has considered legislation to reduce emissions of GHGs, and many states and regions have already taken legal measures to reduce or measure GHG emission levels, often involving the planned development of GHG emission inventories and/or regional cap and trade programs. Most of these cap and trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Generally, the number of allowances available for purchase is reduced each year in an effort to reduce overall GHG emissions, and the cost of these allowances could escalate significantly over time. In the markets in which we currently operate, our operations are not materially affected by such GHG cap and trade programs. On an international level, almost 200 nations agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and to be transparent about the measures each country will use to achieve its GHG emissions targets. Although the U.S. withdrew from the Paris accord in November 2020, it rejoined under the new administration in February 2021. Further, several states and local governments remain committed to the principles of the international climate agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the U.S. might impose restrictions on GHGs as a result of the international climate change agreement. The adoption and implementation of any legislation or regulatory programs imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to GHG emissions and administer and manage a GHG emissions program. Such programs also could adversely affect demand for the crude oil that we market and transport.

The SEC proposed rules in March 2022 that would, among other things, require public companies to monitor and report direct GHG emissions, indirect GHG emissions from the purchase of energy, and indirect emissions from upstream and downstream activities in a company’s value chain. Public companies would also be required under the proposed rules to make additional financial statement and narrative disclosures relating to the impact of climate-related events. If adopted in their proposed form, the rules may impose substantial operating and compliance costs on our business, the impact of which we are currently unable to quantify.

The Inflation Reduction Act may have implications for our customers and our business operations.

The Inflation Reduction Act of 2022 (“IR Act”) put in place broad-reaching tax, loan, incentive and other programs. The IR Act’s provisions include, but are not limited to: incentives for carbon capture and hydrogen projects; royalties on gas produced from federal land, including gas consumed or lost by venting, flaring or equipment releases; new charges for methane emissions from certain oil and gas operations; and new and expanded tax credits for certain renewable energy projects, among others. It is possible that, as implemented, the IR Act could in some ways alter our operations as well as those of our customers. There is the possibility that incentives for carbon capture and hydrogen projects may, among other things, prompt development of new or repurposing existing pipeline infrastructure. It is not clear how these developments will impact our business.

Our reputation may be adversely affected if we are not able to achieve our Environmental, Social and Governance (“ESG”) goals.

Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability (including with respect to our supply chain), natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain ESG priority issue areas. A failure or perceived failure to meet these expectations could adversely affect public perception of our business, employee morale or customer or shareholder support.

General Risk Factors

Economic developments could damage our operations and materially reduce our profitability and cash flows.

Potential disruptions in the credit markets and concerns about global economic growth could have a significant adverse impact on global financial markets and commodity prices. These factors could contribute to a decline in our stock price and corresponding market capitalization. If commodity prices experience a period of rapid decline, or a prolonged period of low commodity prices, our future earnings will be reduced. We currently rely on our bank credit facility to issue letters of credit and to fund certain working capital needs from time to time. If the capital and credit markets experience volatility and the availability of funds become limited, our customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect our ability to secure supply and make profitable sales.

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

In interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include disruption of our marketing and transportation activities, including, for example, damages to our facilities from powerful winds or floods, or increases in our costs of operation or reductions in the efficiency of our operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Our pipeline and storage facilities, which are fixed in place and in some cases near the coast, may be particularly vulnerable. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process related services provided by companies or suppliers with whom we have a business relationship. In addition, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE American under the ticker symbol “AE”. As of March 1, 2023, there were approximately 112 shareholders of record of our common shares, however, the actual number of beneficial holders of our common stock may be substantially greater than the stated number of holders of record because a substantial portion of our common stock is held in street name.

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

Issuer Purchases of Equity Securities

On October 31, 2022, we entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with KSA Industries, Inc. and certain members of the family of the late Kenneth Stanley Adams, Jr., our founder (collectively, the “KSA Sellers”). Prior to the transaction, KSA Industries, Inc. was our largest shareholder. Under the terms of the Repurchase Agreement, we purchased an aggregate of 1,942,433 shares of our common stock from the KSA Sellers for an aggregate purchase price of $69.9 million, at a price of $36.00 per share. The purchase price was funded with the proceeds of the $25.0 million term loan under our new credit agreement with Cadence Bank, with the balance funded with cash on hand at the time of the transaction. See Note 10 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The following table provides information about our purchase of equity securities during the three months ended December 31, 2022:

Approximate
			Total number	dollar value of
	Total	Average	of shares	shares that may
	number	price	purchased as	yet be purchased
	of shares	paid per	part of publicly	under the program
Period	repurchased	share	announced plan	(in millions)

October 1 through October 31, 2022	1,942,433	$36.00	—	N/A
November 1 through November 30, 2022	—	N/A	—	N/A
December 1 through December 31, 2022	—	N/A	—	N/A

Performance Graph

The following graph compares the total shareholder return performance of our common stock with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the S&P 500 Integrated Oil and Gas Index (“S&P Integrated Oil & Gas”). The graph assumes that $100 was invested in our common stock and each comparison index beginning on December 31, 2017 and that all dividends were reinvested on a quarterly basis on the ex-dividend dates. The graph was prepared under the applicable rules of the SEC based on data supplied by Research Data Group. The stock performance shown on the graph is not necessarily indicative of future price performance.

The information under the caption “Performance Graph” above is not deemed to be “filed” as part of the Annual Report on Form 10-K, and is not subject to the liability provisions of Section 18 of the Exchange Act. Such information will not be deemed incorporated by reference into any filing we make under the Securities Act unless we explicitly incorporate it into such filing at such time.

$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Adams Resources & Energy, Inc.
S&P 500
S&P Integrated Oil & Gas

	December 31,
	2017	2018	2019	2020	2021	2022

Adams Resources & Energy, Inc.	$100.00	$90.84	$91.88	$60.38	$72.01	$103.65
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Integrated Oil & Gas	100.00	87.03	93.29	62.11	94.92	167.47

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

Overview of Business

Adams Resources & Energy, Inc. and its subsidiaries are primarily engaged in crude oil marketing, truck and pipeline transportation, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the U.S. We also conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with nineteen terminals across the U.S. In addition, we recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S.

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) beginning in the third quarter of 2022, interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals, which includes the businesses we acquired in August 2022 (see Note 6 in the Notes to Consolidated Financial Statements for further information regarding the acquisition). See Note 9 in the Notes to Consolidated Financial Statements for further information regarding our business segments.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change (1)	2020	Change (1)

Revenues	$3,232,193	$1,930,042	67.5%	$950,426	103.1%
Operating earnings (2)	15,874	25,243	(37.1%)	2,974	748.8%
Depreciation and amortization	7,724	6,673	15.8%	7,421	(10.1%)
Driver compensation	19,598	17,717	10.6%	18,549	(4.5%)
Insurance	7,954	6,193	28.4%	6,109	1.4%
Fuel	12,518	8,064	55.2%	5,967	35.1%
____________________
(1)Represents the percentage increase (decrease) from the prior year.
(2)Operating earnings included net inventory valuation losses of $2.0 million, net inventory liquidation gains of $10.3 million and net inventory valuation losses of $15.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Field level purchase volumes – per day (1)
Crude oil – barrels	94,873	89,061	91,957

Average purchase price
Crude oil – per barrel	$92.63	$65.48	$36.90
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.

2022 compared to 2021. Crude oil marketing revenues increased by $1,302.2 million during the year ended December 31, 2022 as compared to 2021, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $1,104.2 million, and also as a result of higher crude oil volumes, which increased revenues by approximately $198.0 million. The average crude oil price was $65.48 for 2021, which increased to $92.63 for 2022. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The market price of crude oil increased during 2022 as compared to 2021 primarily as a result of a return of global crude oil demand following the pandemic, which combined with a perceived shortage of global crude oil production. In addition, the invasion of Ukraine by Russia also contributed to an increase in the market price of crude oil in the first half of 2022. In the second half of 2022, weakness in the Chinese economy and concern over economic recession caused crude oil prices to fall, while still remaining historically high.

Our crude oil marketing operating earnings for the year ended December 31, 2022 decreased by $9.4 million as compared to 2021, primarily as a result of inventory valuation losses of $2.0 million in 2022 as compared to inventory liquidation gains of $10.3 million in 2021 (as shown in the table below), and higher operating expenses in 2022 as compared to 2021, partially offset by an increase in the average market price of crude oil and an increase in crude oil volumes in 2022.

Driver compensation increased by $1.9 million during the year ended December 31, 2022 as compared to 2021, primarily as a result of higher volumes transported in 2022 and an increase in driver pay as compared to 2021, partially offset by a lower overall driver count in 2022.

Insurance costs increased by $1.8 million during the year ended December 31, 2022 as compared to 2021, primarily due to an increase in insurance premiums, partially offset by a lower overall driver count in 2022. Fuel costs increased by $4.5 million during the year ended December 31, 2022 as compared to 2021, consistent with higher fuel prices in 2022, as compared to 2021.

Depreciation and amortization expense increased by $1.1 million during the year ended December 31, 2022 as compared to 2021, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2021 and 2022.

2021 compared to 2020. Crude oil marketing revenues increased by $979.6 million during the year ended December 31, 2021 as compared to 2020, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $1,053.3 million, partially offset by lower crude oil volumes, which decreased revenues by approximately $73.7 million. The average crude oil price was $36.90 for 2020, which increased to $65.48 for 2021. The market price of crude oil increased during 2021 as compared to 2020 primarily as a result of increased competition for supply from shippers and marketers to fill obligations to pipelines with the lower crude oil production available.

Our crude oil marketing operating earnings for the year ended December 31, 2021 increased by $22.3 million as compared to 2020, primarily as a result of inventory liquidation gains of $10.3 million in 2021 as compared to inventory valuation losses of $15.0 million in 2020 (as shown in the table below), and an increase in the average market price of crude oil, partially offset by decreases in crude oil volumes in 2021.

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

Field Level Operating Earnings (Non-GAAP Financial Measure). Inventory valuations and forward commodity contract (derivatives or mark-to-market) valuations are two significant factors affecting comparative crude oil marketing segment operating earnings. As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. Generally, during periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

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

The impact of inventory liquidations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

As reported segment operating earnings (1)	$15,874	$25,243	$2,974
Add (subtract):
Inventory liquidation gains	—	(10,344)	—
Inventory valuation losses	2,008	—	14,967
Derivative valuation (gains) losses	(353)	(14)	(9)
Field level operating earnings (2)	$17,529	$14,885	$17,932
____________________
(1)Segment operating earnings included net inventory valuation losses of $2.0 million, net inventory liquidation gains of $10.3 million and net inventory valuation losses of $15.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales points. Field level operating earnings increased during the year ended December 31, 2022 as compared to 2021, primarily due to an increase in the average market price of crude oil and an increase in crude oil volumes in 2022, which increased revenues, partially offset by higher operating costs in 2022.

Field level operating earnings decreased during the year ended December 31, 2021 as compared to 2020, primarily due to higher fuel and insurance costs and lower crude oil volumes, partially offset by an increase in the market price of crude oil in 2021.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels and price per barrel):

	December 31,
	2022		2021		2020
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	328,562	$78.39	259,489	$71.86	421,759	$45.83

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Item 1A. Risk Factors.”

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change (1)	2020	Change (1)

Revenues	$112,376	$94,498	18.9%	$71,724	31.8%
Operating earnings	$10,891	$7,104	53.3%	$1,873	279.3%
Depreciation and amortization	$11,512	$12,099	(4.9%)	$10,963	10.4%
Driver commissions	$15,193	$14,948	1.6%	$12,575	18.9%
Insurance	$8,760	$8,368	4.7%	$6,462	29.5%
Fuel	$12,574	$8,201	53.3%	$5,065	61.9%
Maintenance expense	$5,282	$3,932	34.3%	$3,949	(0.4%)
Mileage (000s)	26,510	27,902	(5.0%)	24,239	15.1%
____________________
(1)Represents the percentage increase (decrease) from the prior year.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Total transportation revenue	$112,376	$94,498	$71,724
Diesel fuel cost	(12,574)	(8,201)	(5,065)
Revenues, net of fuel costs (1)	$99,802	$86,297	$66,659
____________________
(1)Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

2022 compared to 2021. Transportation revenues increased by $17.9 million during the year ended December 31, 2022 as compared to 2021. Transportation revenues, net of fuel costs, increased by $13.5 million during the year ended December 31, 2022 as compared to 2021. These increases in transportation revenues were primarily due to increased transportation rates during 2022 through continued negotiations with customers. In addition, as a result of customer demand, we opened four new terminals during the second half of 2021. These terminals, located in Charleston, West Virginia, West Memphis, Arkansas, Joliet, Illinois, and Augusta, Georgia, increased revenues by approximately $8.1 million during 2022. These increases also reflect the effect of a severe winter storm in February 2021 and the resulting power outages affecting Texas, which resulted in a significant decline in transportation services for over a week and a temporary loss of revenues in 2021. In addition, our Louisiana operations were impacted by Hurricane Ida in August 2021, resulting in a loss of days worked by drivers in the area, thus decreasing revenues. The impact of the storm affected our Louisiana locations through mid-September 2021.

Our transportation operating earnings increased by $3.8 million during the year ended December 31, 2022 as compared to 2021, primarily due to higher revenues as a result of increased transportation rates and revenues from new terminals, partially offset by higher fuel costs, maintenance costs, driver commissions and insurance costs.

Driver commissions increased by $0.2 million during the year ended December 31, 2022 as compared to 2021, primarily due to an increase in driver pay in mid-2022 and an increase in the number of drivers, partially offset by lower mileage during 2022. In addition, driver commissions were impacted by Hurricane Ida in August 2021, which affected our Louisiana operations, resulting in a loss of days worked by drivers in the area, thus decreasing driver commissions. The impact of the storm affected our Louisiana locations through mid-September 2021.

Fuel costs increased by $4.4 million during the year ended December 31, 2022 as compared to 2021, primarily as a result of an increase in the price of fuel during 2022. Insurance costs increased $0.4 million during the year ended December 31, 2022 as compared to 2021, primarily due to an increase in insurance premiums in 2022. Maintenance expense increased by $1.4 million during the year ended December 31, 2022 as compared to 2021, primarily due to repairs and maintenance to older tractors and trailers in our fleet and escalating prices in parts, repairs and maintenance.

Depreciation and amortization expense decreased by $0.6 million during the year ended December 31, 2022 as compared to 2021, primarily as a result of the timing of purchases and leases of new tractors and trailers in 2021 and 2022.

2021 compared to 2020. Transportation revenues increased by $22.8 million during the year ended December 31, 2021 as compared to 2020. Transportation revenues, net of fuel costs, increased by $19.6 million during the year ended December 31, 2021 as compared to 2020. These increases were primarily due to the purchase of transportation assets of CTL Transportation, LLC (“CTL”) (see Note 6 in the Notes to Consolidated Financial Statements), an increase in business activities as a result of continued market recovery after COVID-19 lockdowns, higher transportation rates and additional revenues associated with our new terminals. During 2021, we opened four new terminals, which increased revenues by $2.4 million. Our 2020 revenues were also lower due to fewer miles traveled as a result of decreases in certain business activities of our customers as a results of the COVID-19 outbreak. These factors more than offset the effect of the severe winter storm in February 2021 and Hurricane Ida in August 2021 described above.

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

Fuel costs increased by $3.1 million during the year ended December 31, 2021 as compared to 2020, primarily as a result of the CTL acquisition, which increased the number of miles traveled during 2021, and an increase in the price of fuel. Insurance costs increased by $1.9 million during the year ended December 31, 2021 as compared to 2020, primarily due to the CTL acquisition which resulted in a higher driver count, increased miles driven in 2021 and higher insurance premiums.

Depreciation and amortization expense increased by $1.1 million during the year ended December 31, 2021 as compared to 2020, primarily as a result of the CTL acquisition in June 2020 and the purchase and lease of new tractors and trailers in 2020 and 2021.

Equipment additions and retirements for the transportation fleet were as follows for the periods indicated:

Year Ended December 31,
	2022	2021	2020

New tractors purchased (1)	3 units	28 units	12 units
New tractors leased	10 units	—	33 units
Tractors retired	4 units	79 units	49 units
New trailers purchased (1)	1 unit	67 units	10 units
New trailers leased	13 units	—	40 units
Trailers retired	85 units	33 units	30 units
________________
(1)2020 amounts do not include 163 tractors and 328 trailers purchased in connection with the CTL asset acquisition in June 2020.

The sales of retired equipment in our transportation segment produced gains of approximately $0.8 million, $0.4 million and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Our customers are primarily in the domestic petrochemical industry. Customer demand is affected by low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change (1)	2020 (2)

Segment revenues (3)	$3,804	$4,524	(15.9%)	$272
Less: Intersegment revenues (3)	(3,804)	(3,860)	(1.5%)	—
Revenues	$—	$664	(100.0%)	$272

Operating losses	(3,579)	(2,487)	43.9%	(310)
Depreciation and amortization	1,077	1,025	5.1%	189
Insurance	772	726	6.3%	138
____________________
(1)Represents the percentage increase (decrease) from the 2021 to 2022.
(2)Represents the period from acquisition, October 22, 2020 through December 31, 2020.
(3)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated in consolidation in our consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Year Ended December 31,
	2022	2021	2020

Pipeline throughput (1)	11,084	7,670	1,395
Terminalling (1)	11,296	8,132	2,581
____________________
(1)2020 amounts represent the period from acquisition, October 22, 2020 through December 31, 2020.

In October 2020, we purchased the VEX Pipeline System, and segment revenues were earned from a third-party shipper under a contract that had been in place at the time of the acquisition. The third-party contract ended in 2021. Throughout 2021 and 2022, segment revenues were also earned from GulfMark, an affiliated shipper. All pipeline and storage segment revenues earned from GulfMark are eliminated in consolidation. Segment revenues from GulfMark during the year ended December 31, 2022 were relatively consistent with 2021.

We are currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to complete construction and place the assets into commercial service during the second quarter of 2023. In addition, we are exploring new connections with several other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Our pipeline and storage operating losses increased by $1.1 million during the year ended December 31, 2022 as compared to 2021, primarily due to the third-party revenue contract ending, which resulted in lower revenues of $0.7 million, and increases in operating salaries and wages and related personnel costs, materials and supplies, outside service costs and insurance costs in 2022.

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

Year Ended December 31,
2022 (1)

Revenues	$22,348
Operating earnings	303
Depreciation and amortization	2,394
Driver commissions	3,767
Insurance	776
Fuel	1,796
____________________
(1)Represents the period from acquisition, August 12, 2022 through December 31, 2022.

On August 12, 2022, we acquired all of the equity interests of Firebird and Phoenix. Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and ͏other petroleum products. Firebird has six terminal locations throughout Texas and owns 123 tractors and 216 trailers largely in the Eagle Ford basin. Phoenix ͏recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from ͏producers in the U.S.

General and Administrative Expense

General and administrative expenses increased by $4.0 million during the year ended December 31, 2022 as compared to 2021, primarily due to higher salaries and wages and related personnel costs, audit fees, legal fees, outside service costs and insurance costs. 2022 also includes approximately $0.6 million of costs related to the repurchase of our common shares from an affiliate (see Note 10 in the Notes to Consolidated Financial Statements for further information) and approximately $0.5 million of acquisition related costs for the purchase of Firebird and Phoenix (see Note 6 in the Notes to Consolidated Financial Statements for further information).

General and administrative expenses increased by $3.4 million during the year ended December 31, 2021 as compared to 2020, primarily due to higher salaries and wages and related personnel costs, insurance costs and outside service costs, partially offset by lower legal fees and director fees.

Interest Expense

Interest expense increased by $0.5 million during the year ended December 31, 2022 as compared to 2021, primarily due to the write off of debt issuance costs of $0.4 million related to the Wells Fargo credit agreement that we terminated in October 2022, and an increase of $0.3 million related to the outstanding Term Loan of $24.4 million under our credit agreement with Cadence Bank (see Note 12 in the Notes to Consolidated Financial Statements for further information.

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

The NOL carryback provision in the CARES Act resulted in a cash benefit to us for the fiscal years 2018, 2019 and 2020. We carried back our NOL for the fiscal year 2018 to 2013 and received a cash refund of approximately $2.7 million in June 2020. We carried back our NOL for the fiscal year 2019 to 2014 and received a cash refund of approximately $3.7 million in April 2021. We carried back our NOL for the fiscal year 2020 to 2015 and 2016 and received a cash refund of approximately $6.9 million in June 2022.

We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. At December 31, 2022 and 2021, we have not recorded any uncertain tax benefits.

For the year ended December 31, 2022 our effective tax rate was 35 percent, which is higher than our statutory tax rate primarily due to non-deductible expenses, the mix of earnings in states with higher tax rates and less earnings before income taxes as compared to prior years. For the year ended December 31, 2021, our effective tax rate was 24 percent, and for the year ended December 31, 2022, our effective tax rate was 118 percent. Excluding the adjustment related to the carryback of the 2018, 2019 and 2020 net operating losses, the effective income tax rate for the year ended December 31, 2020 was 22 percent.

At December 31, 2022 and 2021, we had deferred tax liabilities of approximately $15.4 million and $11.3 million, respectively. We recorded net tax liabilities of approximately $6.2 million related to the tax effect of our estimated fair value allocations related to the purchase of Firebird and Phoenix (Note 6 in the Notes to Consolidated Financial Statements for further information).

See Note 14 in the Notes to Consolidated Financial Statements for further information.

Inflation Reduction Act of 2022

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new corporate alternative minimum tax of 15 percent on book income of certain large corporations effective in 2024, a 1 percent excise tax on net stock repurchases after December 31, 2022 and several tax incentives to promote clean energy. We are still evaluating the impact the IR Act related tax incentives may have on our consolidated financial statements.

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	December 31,
	2022	2021	2020

Cash and cash equivalents	$20,532	$97,825	$39,293
Working capital	19,083	87,199	72,965

Our cash balance at December 31, 2022 decreased by 79.0 percent from December 31, 2021, due in part to the use of $44.9 million of cash on hand to fund a portion of the repurchase of common shares from the KSA Sellers in October 2022 (see Note 10 in the Notes to Consolidated Financial Statements for further information) and the use of $35.4 million of cash on hand to fund a portion of the acquisition of Firebird and Phoenix in August 2022 (Note 6 in the Notes to Consolidated Financial Statements for further information), as discussed further below.

On October 27, 2022, we entered into a Credit Agreement with Cadence Bank. The Credit Agreement replaced our prior credit agreement with Wells Fargo. The Credit Agreement provides for (a) a revolving credit facility that allows for borrowings up to $60.0 million in aggregate principal amount from time to time, and (b) a term loan in aggregate principal amount of $25.0 million. We may also obtain letters of credit under the revolving credit facility up to a maximum amount of $30.0 million, which reduces availability under the revolving facility by a like amount. Borrowings under the revolving credit facility may be, at our option, base rate loans (defined by reference to the higher of the prime rate, the federal funds rate or an adjusted term SOFR for a one month tenor plus one percent) or SOFR loans, in each case plus an applicable margin, the amount of which is determined by reference to our consolidated total leverage ratio, and is between 1 percent and 2 percent for base rate loans and between 2 percent and 3 percent for SOFR loans.

The term loan amortizes on a 10-year schedule with quarterly payments beginning December 31, 2022, and matures October 27, 2027. Proceeds of the term loan were used, together with additional cash on hand, to fund the repurchase of shares from the KSA Sellers. The term loan bears interest at the SOFR loan rate plus the applicable margin for SOFR loans.

We are required to maintain compliance with certain financial covenants under the Credit Agreement, including a consolidated leverage ratio, an asset coverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2022. At December 31, 2022, we had $24.4 million outstanding under the Credit Agreement, representing the remaining principal balance of the term loan, with a weighted average interest rate of 6.29 percent. We also had $8.4 million of letters of credit issued under the Credit Agreement at a fee of 2.00 percent per annum. No amounts were outstanding under the revolving credit facility. See Note 12 in the Notes to Consolidated Financial Statements for further information.

On December 23, 2020, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”). Pursuant to the ATM Agreement, we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price the shares will be sold at will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the year ended December 31, 2022, we received net proceeds of approximately $1.7 million (net of offering costs of $0.1 million) from the sale of 46,524 of our common shares at an average price per share of approximately $40.20 under this agreement. At December 31, 2022, approximately $15.1 million of the original $20.0 million capacity of the ATM Agreement remained unsold.

We utilize cash from operations to make discretionary investments in our four business segments. With the exception of operating and finance lease commitments primarily associated with storage tank terminal arrangements, leased office space, tractors, trailers and other equipment, our future commitments and planned investments can be readily curtailed if operating cash flows decrease. See below for information regarding our operating and finance lease obligations. We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations or cash flows.

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors.”

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cash provided by (used in):
Operating activities	$13,777	$81,026	$(43,999)
Investing activities	(36,003)	(10,096)	(19,663)
Financing activities	(54,024)	(15,678)	(6,528)

Operating activities. Net cash flows provided by operating activities was $13.8 million for the year ended December 31, 2022 as compared to $81.0 million for the year ended December 31, 2021. The decrease in net cash flows from operating activities of $67.2 million was primarily due to lower earnings of $8.4 million in 2022 and changes in our working capital accounts. Early payments received from customers decreased by approximately $7.6 million in 2022, and early payments made to suppliers increased by approximately $8.3 million in 2022. In addition, crude oil inventory increased by $8.0 million at December 31, 2022, primarily due to an increase in the price of our crude oil inventory, which increased from $71.86 per barrel at December 31, 2021 to $78.39 per barrel at December 31, 2022, and an increase of 26.6 percent in the number of barrels held in inventory.

Net cash flows provided by operating activities was $81.0 million for the year ended December 31, 2021 as compared to net cash flows used in operating activities of $44.0 million for the year ended December 31, 2020. The increase in net cash flows from operating activities of $125.0 million was primarily due to higher earnings in 2021 and changes in our working capital accounts. Early payments received from customers increased by approximately $51.9 million in 2021, while early payments made to suppliers increased by approximately $5.7 million in 2021.

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

Early payments received from customers and prepayments made to suppliers were as follows at the dates indicated (in thousands):

	December 31,
	2022	2021	2020

Early payments received	$45,265	$52,841	$939
Prepayments to suppliers	—	—	1,085
Early payments to suppliers	14,055	5,732	—

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. The timing of payments and receipts of these early pays received and paid can have a significant impact on our cash balance.

Investing activities. Net cash used in investing activities for the year ended December 31, 2022 increased by $25.9 million when compared to 2021. This increase in net cash flows used in investing activities was primarily due to a payment of $33.1 million for the acquisition of Firebird and Phoenix in August 2022 (see Note 6 in the Notes to Consolidated Financial Statements for further information), partially offset by a decrease of $4.9 million in capital spending for property and equipment (see “Capital Spending” below), an increase of $0.8 million in cash proceeds from sales of assets and an increase of $1.5 million in insurance and state collateral refunds in 2022.

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

Financing activities. Net cash used in financing activities for the year ended December 31, 2022 increased by $38.3 million when compared to 2021. This increase in net cash used in financing activities was primarily due to the following cash outflows and inflows:

•a cash payment in October 2022 of $69.9 million for the repurchase of an aggregate of 1,942,433 shares of our common stock from KSA and affiliates (see Note 10 in the Notes to Consolidated Financial Statements for further information),
•an increase in 2022 of $0.4 million in principal repayments made for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations),
•a decrease in 2022 of $1.1 million in net proceeds from the sale of common shares under the ATM program. During the year ended December 31, 2022, we received net proceeds of approximately $1.7 million from the sale of 46,524 of our common shares, while during the year ended December 31, 2021, we received net proceeds of approximately $2.8 million from the sale of 97,623 of our common shares.
•an increase in 2022 in net borrowings under our credit agreements with Wells Fargo and Cadence Bank. During 2022, we borrowed and repaid $92.0 million under the credit agreements, primarily for working capital purposes. We also borrowed $25.0 million under the Term Loan with Cadence Bank to partially fund the repurchase of the shares from KSA and affiliates, and made a principal repayment of $0.6 million in December 2022 on the Term Loan. During the year ended December 31, 2021, we borrowed $8.0 million under the credit agreement primarily to repay the $10.0 million outstanding payable related to the purchase of the VEX pipeline system in October 2020, and repaid the $8.0 million during 2021.
•a cash outflow in 2022 of $1.7 million for debt issuance costs related to the credit agreement with Cadence Bank,

•a cash outflow in 2022 as a result of the payment of the $10.0 million outstanding payable related to the purchase of the VEX Pipeline System in October 2020,
•a decrease in 2022 in cash dividends paid on our common shares. During both of the years ended December 31, 2022 and 2021, we paid aggregate cash dividends of $0.96 per common share, or totals of $3.8 million and $4.1 million, respectively. On October 31, 2022, the number of common shares outstanding decreased by 1.9 million as a result of the repurchase of the shares from KSA and affiliates.

Net cash used in financing activities for the year ended December 31, 2021 increased by $9.2 million when compared to 2020. This increase in net cash used in financing activities was primarily due to the payment of the $10.0 million outstanding payable related to the purchase of the VEX Pipeline System in October 2020 and an increase of $2.0 million in principal repayments made for finance lease obligations. During 2021, we borrowed and repaid $8.0 million under our credit agreement with Wells Fargo, the borrowing of which was used to repay the amount due for the remaining purchase price of the VEX Pipeline System. During both of the years ended December 31, 2021 and 2020, we paid aggregate cash dividends of $0.96 per common share, or totals of $4.1 million and $4.1 million, respectively. During the year ended December 31, 2021, we received net proceeds of approximately $2.8 million from the sale of 97,623 of our common share under the ATM Agreement.

Capital Spending

We use cash from operations and existing cash balances to make discretionary investments in our businesses. Capital spending was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Crude oil marketing (1)	$4,534	$3,245	$3,130
Transportation (2)	1,608	7,960	1,355
Pipeline and storage (3)	1,050	1,169	—
Logistics and repurposing (4)	282	—	—
Other (5)	17	8	523
Capital spending	$7,491	$12,382	$5,008
_______________
(1)Amounts for the years ended December 31, 2022, 2021 and 2020, do not include approximately $5.1 million, $2.1 million and $3.6 million, respectively, of tractors and other equipment acquired under finance leases.
(2)Amounts for the years ended December 31, 2022 and 2020, do not include approximately $2.8 million and $7.3 million, respectively, of tractors and trailers acquired under finance leases. Amount for the year ended December 31, 2020 does not include approximately $9.2 million of capital spending related to the acquisition of CTL.
(3)Amount for the year ended December 31, 2020 does not include approximately $10.0 million of capital spending related to the acquisition of the VEX Pipeline System.
(4)Amount for the year ended December 31, 2022 does not include approximately $33.1 million of capital spending related to the acquisition of Firebird and Phoenix.
(5)Amounts relate to the purchase of software and equipment and leasehold improvements at our corporate headquarters, which are not attributed or allocated to any of our reporting segments.

As a result of the uncertainty relating to the economic environment resulting from the COVID-19 pandemic, we significantly reduced our capital spending in 2022, 2021 and 2020 and, as a result, entered into finance lease agreements for the use of tractors and trailers. See “Material Cash Requirements” below for information regarding our finance lease obligations.

Crude oil marketing. Capital expenditures during 2022 were for the purchase of 20 tractors, 10 trailers and other field equipment. Capital expenditures during 2021 were for the purchase of 16 tractors, 2 trailers and other field equipment, and during 2020, were primarily for the purchase of 16 tractors and other field equipment.

Transportation. Capital expenditures during 2022 were for the purchase of three tractors, one trailer and other field equipment. Capital expenditures during 2021 were for the purchase of 28 tractors, 67 trailers and computer software and equipment, and during 2020, were for the purchase of 12 tractors, 10 trailers, other field equipment and computer software and equipment. As a result of the uncertainty relating to the economic environment resulting from the COVID-19 pandemic in 2020, we significantly reduced our capital spending in 2020 and, as a result, entered into finance lease agreements for the use of 33 tractors and 40 trailers during 2020.

Pipeline and storage. Capital expenditures during 2022 were for the purchase of land and easements in connection with a planned pipeline connection, and during 2021, were for the purchase of computer equipment and field equipment.

Logistics and repurposing. Capital expenditures for 2022 were for the purchase of field equipment.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at December 31, 2022 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Agreement (1)	$29,965	$3,954	$7,443	$18,568	$—
Finance lease obligations (2)	17,812	4,870	8,281	4,661	—
Operating lease obligations (3)	8,223	2,958	3,579	1,449	237
Purchase obligations:
Crude oil marketing — crude oil (4)	213,864	213,864	—	—	—
Tractors and trailers (5)	18,570	18,570	—	—	—
Total contractual obligations	$288,434	$244,216	$19,303	$24,678	$237
___________________
(1)Represents scheduled future maturities for amounts due under the Term Loan under our Credit Agreement plus estimated cash payments for interest. Interest payments are based upon the principal amount of the amount outstanding and the applicable interest rate at December 31, 2022. See Note 12 in the Notes to Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase certain quantities of crude oil substantially in January 2023 in connection with our crude oil marketing activities. These commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet these purchase obligations.
(5)Amount represents commitments to purchase 60 new tractors and 31 new trailers in our transportation business, 15 new tractors and two new trailers in our crude oil marketing business, and 17 new tractors and two new trailers in our logistics and repurposing segment.

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

Rental expense was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Rental expense	$23,176	$21,604	$16,585

Insurance

Our primary insurance needs are workers’ compensation, automobile and umbrella liability coverage for our trucking fleet and medical insurance for our employees. See Note 18 in the Notes to Consolidated Financial Statements for further information. Insurance costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Insurance costs	$18,777	$15,610	$13,283

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

Outlook

One of our primary opportunities for 2023 will be to expand our relationships with existing customers by providing additional services to them through our recently acquired new lines of business. We also plan to expand on our other businesses by capitalizing on integration opportunities we can offer our customers. In addition, we will continue to focus on expanding our core businesses while delivering value to our shareholders. We will work to achieve positive results in markets with strong competition and margin pressures throughout all segments of our business.

Our major objectives for 2023 are as follows:

•Crude oil marketing – We plan to focus on increasing margins to maximize cash flow and capturing midstream opportunities in an inflationary market. We will utilize a new fleet dispatch and maintenance software system to help drive more efficiency in our fleet operations and lower our operating costs, which we believe will help drive increased profitability. In addition, we will look for opportunities to increase our trucking fleet to add to our overall ability to gather and distribute crude oil.

•Transportation – We plan to continue to increase truck utilization, upgrade our fleet quality and enhance driver retention and recruitment. We also plan to continue to capitalize on our recent acquisitions and organic expansions to improve quality of revenue through improved efficiencies. We will continue to look for ways to expand our terminal footprint to put us in a position to better compete for new business.

•Pipeline and storage – We will focus on opportunities to increase our pipeline and storage utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we will look to capitalize on our new pipeline connection, scheduled to come on-line in the second quarter of 2023, as well as continuing to look for new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

•Logistics and repurposing – We will focus on maintaining the relationships that these entities have developed over their years of operations and look to expand the customer base by offering these new services to our other divisions customers. We believe by integrating this business with certain aspects of our other businesses, we can bring additional overall value to both our customers and to our shareholders.

•Strategic business development – We will deploy a disciplined investment approach to growth in our four segments and funding new growth opportunities that are adjacent and complimentary to existing operating activities.

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

Goodwill and Intangible Assets

We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities, such as accounts receivable, inventory, property, plant and equipment, accounts payable and accrued liabilities. We also allocate a portion of the purchase price to identifiable intangible assets, such as non-compete agreements, trade names and customer relationships. Allocations are based on estimated fair values of assets and liabilities. Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known. We use all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows.

Certain estimates and judgments are required in the application of the fair value techniques, including estimates of future cash flows and the selection of a discount rate, as well as the use of “Level 3” measurements as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosure. Any remaining excess of cost over allocated fair values is recorded as goodwill. We typically engage third-party valuation experts to assist in determining the fair values for both the identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.

At December 31, 2022, our goodwill balance was approximately $6.4 million. At December 31, 2022 and 2021, the carrying values of our intangible assets were $9.7 million and $3.3 million, respectively. See Note 6 and Note 8 in the Notes to Consolidated Financial Statements for further information.

Fair Value Accounting

We enter into certain forward commodity contracts that are required to be recorded at fair value, and these contracts are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during the years ended December 31, 2022, 2021 and 2020.

We utilize a market approach to valuing our commodity contracts. On a contract by contract, forward month by forward month basis, we obtain observable market data for valuing our contracts that typically have durations of less than 18 months. At December 31, 2022, all of our market value measurements were based on inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Note 2 and Note 13 in the Notes to Consolidated Financial Statements.

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

From time to time as incidental to our operations, we become involved in various accidents, lawsuits and/or disputes. As an operator of an extensive trucking fleet, we are a party to motor vehicle accidents, worker compensation claims or other items of general liability as are typical for the industry. In addition, we have extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, we evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. When our assessment indicates that it is probable that a liability has occurred and the amount of the liability can be reasonably estimated, we make appropriate accruals or disclosure. We base our estimates on all known facts at the time and our assessment of the ultimate outcome, including consultation with external experts and counsel. We revise these estimates as additional information is obtained or resolution is achieved. At December 31, 2022, we do not believe any of our outstanding legal matters would have a material adverse effect on our financial position, results of operations or cash flows.

Revenue Recognition

On January 1, 2018, we adopted FASB Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) and all related Accounting Standards Updates by applying the modified retrospective approach to all contracts that were not completed on January 1, 2018. The new revenue standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

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

Logistics and repurposing. Logistics activities generate revenue by transporting crude oil, condensate, fuels, oils and other petroleum products from point A to point B for customers. Each sales order is associated with our master transportation agreements and is considered a distinct performance obligation. The performance obligations associated with this segment are satisfied over time as the goods and services are delivered.

Recycling and repurposing activities generate revenue by repurposing off-specification fuels, lubricants, crude oil and other chemicals. These recycling and repurposing activities generate revenues from the sale and delivery of product purchased directly from the customer. Our customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer, generally upon delivery of the product to the customer. Revenue is recognized based on the transaction price and the quantity delivered.

See Note 3 in the Notes to Consolidated Financial Statements for further information.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to certain risks, including changes in interest rates and commodity prices.

Interest Rate Risk

We are exposed to the risk of changes in interest rates. At December 31, 2022, we had $24.4 million of borrowings outstanding under our Credit Agreement. A hypothetical ten percent change in the average interest rates applicable to the borrowings under our Credit Agreement as of December 31, 2022 would result in a change of approximately $0.2 million annually in interest expense.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our crude oil marketing segment. Realized pricing is primarily driven by the prevailing spot prices applicable to crude oil. Commodity price risk in our crude oil marketing operations represents the potential loss that may result from a change in the market value of an asset or a commitment. From time to time, we enter into forward contracts to minimize or hedge the impact of market fluctuations on our purchases of crude oil. In each instance, we lock in a separate matching price support contract with a third party in order to minimize the risk of these financial instruments. Substantially all forward contracts fall within a six-month to twelve-month term.

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

Historically, prices received for crude oil sales have been volatile and unpredictable with price volatility expected to continue. From January 1, 2021 through December 31, 2022, our crude oil monthly average wholesale purchase costs ranged from a monthly average low of $48.75 per barrel to a monthly average high of $113.24 per barrel during the same period. A hypothetical ten percent additional adverse change in average crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $3.7 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively.

Item 8.     Financial Statements and Supplementary Data.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Measurement of accrued liabilities for automobile and workers’ compensation claims

As discussed in Note 18 to the consolidated financial statements, the Company establishes accrued liabilities for automobile and workers’ compensation claims reported plus an estimate for loss development and potential claims that have been incurred but not reported to the Company or its insurance provider. The estimates are based on insurance adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry. The Company retains a third-party actuary to review its accrued liabilities for such claims. As of December 31, 2022, the accrued liabilities for automobile and workers’ compensation were $5.6 million.

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
March 16, 2023

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,532	$97,825
Restricted cash	10,535	9,492
Accounts receivable, net of allowance for doubtful accounts of $88 and $108, respectively	189,039	137,789
Accounts receivable – related party	—	2
Inventory	26,919	18,942
Derivative assets	—	347
Income tax receivable	—	6,424
Prepayments and other current assets	3,118	2,389
Total current assets	250,143	273,210
Property and equipment, net	106,425	88,036
Operating lease right-of-use assets, net	7,720	7,113
Intangible assets, net	9,745	3,317
Goodwill	6,428	—
Other assets	3,698	3,027
Total assets	$384,159	$374,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$204,391	$168,224
Accounts payable – related party	31	—
Derivative liabilities	330	324
Current portion of finance lease obligations	4,382	3,663
Current portion of operating lease liabilities	2,712	2,178
Other current liabilities	19,214	11,622
Total current liabilities	231,060	186,011
Other long-term liabilities:
Long-term debt	24,375	—
Asset retirement obligations	2,459	2,376
Finance lease obligations	12,085	9,672
Operating lease liabilities	5,007	4,938
Deferred taxes and other liabilities	15,996	11,320
Total liabilities	290,982	214,317

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares authorized, 2,495,484 and 4,355,001 shares outstanding, respectively	248	433
Contributed capital	19,965	16,913
Retained earnings	72,964	143,040
Total shareholders’ equity	93,177	160,386
Total liabilities and shareholders’ equity	$384,159	$374,703

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Marketing	$3,232,193	$1,930,042	$950,426
Transportation	112,376	94,498	71,724
Pipeline and storage	—	664	272
Logistics and repurposing	22,348	—	—
Total revenues	3,366,917	2,025,204	1,022,422

Costs and expenses:
Marketing	3,208,595	1,898,126	940,031
Transportation	89,973	75,295	58,888
Pipeline and storage	2,502	2,126	393
Logistics and repurposing	19,651	—	—
General and administrative	17,718	13,701	10,284
Depreciation and amortization	22,707	19,797	18,573
Total costs and expenses	3,361,146	2,009,045	1,028,169

Operating earnings (losses)	5,771	16,159	(5,747)

Other income (expense):
Interest income	921	243	656
Interest expense	(1,287)	(746)	(444)
Total other (expense) income, net	(366)	(503)	212

Earnings (Losses) before income taxes	5,405	15,656	(5,535)

Income tax (provision) benefit:
Current	(4,054)	(5,169)	12,919
Deferred	2,136	1,401	(6,389)
Income tax (provision) benefit	(1,918)	(3,768)	6,530

Net earnings	$3,487	$11,888	$995

Earnings per share:
Basic net earnings per common share	$0.86	$2.78	$0.23
Diluted net earnings per common share	$0.85	$2.75	$0.23

Dividends per common share	$0.96	$0.96	$0.96

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net earnings	$3,487	$11,888	$995
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	22,707	19,797	18,573
Gains on sales of property	(2,512)	(733)	(1,859)
Provision for doubtful accounts	(20)	(6)	(27)
Stock-based compensation expense	1,022	854	643
Deferred income taxes	(2,136)	(1,401)	6,389
Net change in fair value contracts	353	(14)	(9)
Changes in assets and liabilities:
Accounts receivable	(46,577)	(37,984)	(5,162)
Accounts receivable/payable, affiliates	33	(2)	(5)
Inventories	(7,334)	394	4,751
Income tax receivable	6,424	6,864	(10,719)
Prepayments and other current assets	(592)	575	(1,401)
Accounts payable	34,762	82,170	(61,116)
Accrued liabilities	4,327	(692)	5,052
Other	(167)	(684)	(104)
Net cash provided by (used in) operating activities	13,777	81,026	(43,999)

Investing activities:
Property and equipment additions	(7,491)	(12,382)	(5,008)
Acquisition of Firebird and Phoenix, net of cash acquired	(33,147)	—	—
Asset acquisitions	—	—	(20,200)
Proceeds from property sales	3,102	2,286	4,515
Insurance and state collateral refunds	1,533	—	1,030
Net cash used in investing activities	(36,003)	(10,096)	(19,663)

Financing activities:
Borrowings under Credit Agreement	117,000	8,000	—
Repayments under Credit Agreement	(92,625)	(8,000)	—
Principal repayments of finance lease obligations	(4,741)	(4,367)	(2,336)
Cash paid for debt issuance costs	(1,679)	—	—
Payment for financed portion of VEX acquisition	—	(10,000)	—
Repurchase of common shares from KSA	(69,928)	—	—
Net proceeds from sale of equity	1,724	2,830	—
Payment of contingent consideration liability	—	—	(111)
Dividends paid on common stock	(3,775)	(4,141)	(4,081)
Net cash used in financing activities	(54,024)	(15,678)	(6,528)

(Decrease) Increase in cash and cash equivalents, including restricted cash	(76,250)	55,252	(70,190)
Cash and cash equivalents, including restricted cash, at beginning of period	107,317	52,065	122,255
Cash and cash equivalents, including restricted cash, at end of period	$31,067	$107,317	$52,065
See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2020	$423	$12,778	$138,440	$151,641
Net earnings	—	—	995	995
Stock-based compensation expense	—	643	—	643
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(81)	—	(81)
Dividends declared:
Common stock, $0.96 per share	—	—	(4,070)	(4,070)
Awards under LTIP, $0.96 per share	—	—	(36)	(36)
Balance, December 31, 2020	423	13,340	135,329	149,092
Net earnings	—	—	11,888	11,888
Stock-based compensation expense	—	854	—	854
Shares sold under at-the-market
offering program	9	2,821	—	2,830
Vesting of restricted awards	1	(1)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(101)	—	(101)
Dividends declared:
Common stock, $0.96 per share	—	—	(4,112)	(4,112)
Awards under LTIP, $0.96 per share	—	—	(65)	(65)
Balance, December 31, 2021	433	16,913	143,040	160,386
Net earnings	—	—	3,487	3,487
Stock-based compensation expense	—	1,022	—	1,022
Vesting of restricted awards	2	(2)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(110)	—	(110)
Shares sold under at-the-market
offering program	5	1,719	—	1,724
Issuance of common shares for acquisition	2	423	—	425
Repurchase of common shares	(194)	—	(69,734)	(69,928)
Dividends declared:
Common stock, $0.96 per share	—	—	(3,746)	(3,746)
Awards under LTIP, $0.96 per share	—	—	(83)	(83)
Balance, December 31, 2022	$248	$19,965	$72,964	$93,177

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). In addition, we conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with nineteen terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our,” “Adams” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

On August 12, 2022, we completed our acquisition of all of the equity interests of Firebird Bulk Carriers, Inc. (“Firebird”) and Phoenix Oil, Inc. (“Phoenix”). The consolidated financial statements prior to August 12, 2022 reflect only the historical results of Adams. The consolidated financial statements since the completion of the Firebird and Phoenix acquisition have included the results of Firebird and Phoenix using the acquisition method of accounting. See Note 6 for further information regarding the acquisition.

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) beginning in the third quarter of 2022, interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals, which includes the businesses we acquired in August 2022 (see Note 6 for further information regarding the acquisition). See Note 9 for further information regarding our business segments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable associated with crude oil marketing activities comprise approximately 88 percent of our total receivables, and industry practice requires payment for these sales to occur within 20 days of the end of the month following a transaction. Our customer makeup, credit policies and the relatively short duration of receivables mitigate the uncertainty typically associated with receivables management. We manage our crude oil marketing receivables by participating in a monthly settlement process with each of our counterparties. Ongoing account balances are monitored monthly, and we reconcile outstanding balances with counterparties. We also place great emphasis on collecting cash balances due.

We maintain and monitor our allowance for doubtful accounts. Our allowance for doubtful accounts is determined based on specific identification combined with a review of the general status of the aging of all accounts. We consider the following factors in our review of our allowance for doubtful accounts: (i) historical experience with customers, (ii) the perceived financial stability of customers based on our research, (iii) the levels of credit we grant to customers, and (iv) the duration of the receivable. We may increase the allowance for doubtful accounts in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties. On a routine basis, we review estimates associated with the allowance for doubtful accounts to ensure we have recorded sufficient reserves to cover potential losses. Customer payments are regularly monitored. However, a degree of risk remains due to the custom and practices of the industry. See Note 19 for further information regarding credit risk.

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	December 31,
	2022	2021	2020

Balance at beginning of period	$108	$114	$141
Charges to costs and expenses	—	—	—
Deductions	(20)	(6)	(27)
Balance at end of period	$88	$108	$114

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the consolidated balance sheets that totals to the amounts shown in the consolidated statements of cash flows at the dates indicated (in thousands):

	December 31,
	2022	2021

Cash and cash equivalents	$20,532	$97,825
Restricted cash:
Collateral for outstanding letters of credit (1)	892	—
Captive insurance subsidiary (2)	9,643	9,492
Total cash, cash equivalents and restricted cash shown in the
consolidated statements of cash flows	$31,067	$107,317
_______________
(1)Represents amounts that are held in a segregated bank account by Wells Fargo Bank as collateral for an outstanding letter of credit.
(2)$1.5 million of the restricted cash balance relates to the initial capitalization of our captive insurance company formed in late 2020, and the remainder represents amounts paid to our captive insurance company for insurance premiums.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2020	4,235,533
Vesting of restricted stock unit awards (see Note 15)	10,290
Shares withheld to cover taxes upon vesting of restricted stock unit awards	(2,107)
Balance, December 31, 2020	4,243,716
Vesting of restricted stock unit awards (see Note 15)	14,244
Vesting of performance share unit awards (see Note 15)	2,461
Shares withheld to cover taxes upon vesting of equity awards	(3,043)
Shares sold under at-the-market offering program	97,623
Balance, December 31, 2021	4,355,001
Vesting of restricted stock unit awards (see Note 15)	21,814
Vesting of performance share unit awards (see Note 15)	3,125
Shares withheld to cover taxes upon vesting of equity awards	(3,806)
Shares sold under at-the-market offering program	46,524
Issuance of shares in acquisition (see Note 6)	15,259
Repurchase of common shares (see Note 10)	(1,942,433)
Balance, December 31, 2022	2,495,484

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

Earnings Per Share

Basic earnings per share is computed by dividing our net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potential common shares outstanding, including shares related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, as amended and restated (“2018 LTIP”), or granted as employment inducement awards outside of the 2018 LTIP, are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 15 for further information).

A reconciliation of the calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Earnings per share – numerator:
Net earnings	$3,487	$11,888	$995

Denominator:
Basic weighted average number of shares outstanding (1)	4,053	4,283	4,240
Basic earnings per share	$0.86	$2.78	$0.23

Diluted earnings per share:

Diluted weighted average number of shares outstanding:
Common shares (1)	4,053	4,283	4,240
Restricted stock unit awards	23	23	11
Performance share unit awards (2)	15	17	3
Total	4,091	4,323	4,254

Diluted earnings per share	$0.85	$2.75	$0.23
_______________
(1)On October 31, 2022, we repurchased 1,942,433 shares from an affiliate (see Note 10 for further information). As these shares were outstanding for the majority of 2022, the weighted average number of shares outstanding reflects the impact of those shares being outstanding through October 31, 2022.
(2)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. The performance conditions for the performance share unit awards granted in 2020, 2021 and 2022 were achieved as of December 31, 2020, 2021 and 2022, respectively.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Benefits

We maintain a 401(k) savings plan for the benefit of our employees. We do not maintain any other pension or retirement plans. Our 401(k) plan contributory expenses were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Contributory expenses	$1,283	$1,159	$1,100

Equity At-The-Market Offerings

On December 23, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., as agent (“Agent”), under which we may offer to sell our common shares through or to the Agent for cash from time to time. Shares sold under the agreement were as follows for the periods indicated (in thousands, except share data):

	Year Ended December 31,
	2022	2021

Gross proceeds from sale of common shares	$1,869	$2,996
Less offering costs paid to Agent	(84)	(135)
Less other offering costs	(61)	(31)
Net proceeds from sale of common shares	$1,724	$2,830

Number of common shares sold	46,524	97,623
Average price per share	$40.20	$30.70

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities are recorded at fair value based on market quotations from actively traded liquid markets. The fair value of our term loan under our credit agreement (see Note 12 for further information) is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt.

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

See Note 6 for a discussion of the Level 3 inputs used in the determination of the fair value of the intangible assets acquired in asset acquisitions and intangible assets acquired and contingent consideration issued in a business combination.

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

Impairment Testing for Long-Lived Assets and Goodwill

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. We recognized goodwill in a business combination, which occurred in August 2022 (see Note 6 for further information). We will test goodwill for impairment at the reporting unit (or operating segment) level following guidance in ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. An impairment of goodwill represents the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of such items and their respective tax basis (see Note 14 for further information). On December 22, 2017, the Tax Cut and Jobs Act was enacted into law resulting in a reduction in the federal corporate income tax rate from 35 percent to 21 percent for years beginning in 2018, which impacted our income tax provision or benefit.

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

The NOL carryback provision in the CARES Act resulted in cash benefits to us for the fiscal years 2018, 2019 and 2020. We carried back our NOL for fiscal year 2018 to 2013 and received a cash refund of approximately $2.7 million in June 2020. We carried back our NOL for the fiscal year 2019 to 2014 and received a cash refund of approximately $3.7 million in April 2021. We carried back our NOL for fiscal year 2020 to 2015 and 2016 and received a cash refund of approximately $6.9 million in June 2022.

Inventory, and Linefill and Base Gas

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage expenses on our consolidated statements of operations. During the year ended December 31, 2020, we recorded a charge of $24.2 million related to the write-down of our crude oil inventory in our crude oil marketing segment due to declines in prices in 2020. There were no charges recognized during the years ended December 31, 2022 and 2021.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Investment in Unconsolidated Affiliate

We own an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), which we purchased for a $2.5 million cash payment in 2016. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We account for this investment under the cost method of accounting. During 2017, we reviewed our investment in VestaCare and determined that the current projected operating results did not support the carrying value of the investment. As a result, during 2017, we recognized an impairment charge of $2.5 million to write-off our investment in VestaCare. At December 31, 2022, we continue to own an approximate 15 percent equity interest in VestaCare.

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

Our revenues are primarily generated from the marketing, transportation, storage and terminalling of crude oil and other related products, the tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk and the recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. To identify the performance obligations, we considered all of the products or services promised in the contracts with customers, whether explicitly stated or implied based on customary business practices. Revenue is recognized when, or as, each performance obligation is satisfied under terms of the contract. Payment is typically due in full within 30 days of the invoice date.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Logistics and repurposing segment. Logistics activities generate revenue from the truck transportation of crude oil, condensate, fuels, oils and other petroleum products from point A to point B for customers. Each sales order is associated with our master transportation agreements and is considered a distinct performance obligation. The performance obligations associated with this segment are satisfied over time as the goods and services are delivered.

Recycling and repurposing activities generate revenue by repurposing off-specification fuels, lubricants, crude oil and other chemicals. These recycling and repurposing activities generate revenues from the sale and delivery of product purchased directly from the customer. Our customers are invoiced monthly based upon contractually agreed upon terms with revenue recognized in the month in which the physical product is delivered to the customer, generally upon delivery of the product to the customer. Revenue is recognized based on the transaction price and the quantity delivered.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Crude oil marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$3,189,660	$1,898,160	$915,438
Services transferred over time	—	—	—
Total revenues from contracts with customers	3,189,660	1,898,160	915,438
Other (1)	42,533	31,882	34,988
Total crude oil marketing revenue	$3,232,193	$1,930,042	$950,426

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—
Services transferred over time	112,376	94,498	71,724
Total revenues from contracts with customers	112,376	94,498	71,724
Other	—	—	—
Total transportation revenue	$112,376	$94,498	$71,724

Pipeline and storage: (2)
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—
Services transferred over time	—	664	272
Total revenues from contracts with customers	—	664	272
Other	—	—	—
Total pipeline and storage revenue	$—	$664	$272

Logistics and repurposing: (3)
Revenue from contracts with customers:
Goods transferred at a point in time	$12,865	$—	$—
Services transferred over time	9,483	—	—
Total revenues from contracts with customers	22,348	—	—
Other	—	—	—
Total logistics and repurposing revenue	$22,348	$—	$—

Subtotal:
Total revenues from contracts with customers	$3,324,384	$1,993,322	$987,434
Total other (1)	42,533	31,882	34,988
Total consolidated revenues	$3,366,917	$2,025,204	$1,022,422
_______________
(1)Other crude oil marketing revenues are recognized under ASC 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.
(2)All pipeline and storage revenue earned in 2022 and a substantial portion of the revenue earned in 2021 were from an affiliated shipper, GulfMark Energy, Inc., our subsidiary, and eliminated in consolidation.
(3)On August 12, 2022, we acquired a transportation logistics and recycling and repurposing business, resulting in a new operating segment. See Note 6 and Note 9 for further information.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Revenue gross-up	$1,557,510	$761,369	$419,127

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	December 31,
	2022	2021

Insurance premiums	$1,220	$641
Vendor prepayment	—	602
Rents, licenses and other	1,898	1,146
Total prepayments and other current assets	$3,118	$2,389

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	December 31,
	in Years	2022	2021

Tractors and trailers	5 – 6	$128,223	$106,558
Field equipment	2 – 5	24,676	22,851
Finance lease ROU assets (1)	3 – 6	25,106	22,349
Pipeline and related facilities	20 – 25	20,362	20,336
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	16,163	16,163
Office equipment	2 – 5	2,937	2,060
Land	N/A	2,309	2,008
Construction in progress	N/A	3,629	3,396
Total property and equipment, at cost		227,327	199,643
Less accumulated depreciation and amortization		(120,902)	(111,607)
Property and equipment, net		$106,425	$88,036
______________
(1)Our finance lease right-of-use (“ROU”) assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 17 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $9.9 million and $9.7 million as of December 31, 2022 and 2021, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline (Note 6) and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization, excluding amounts
under finance leases	$16,330	$14,264	$15,467
Amortization of intangible assets (see Note 8)	1,177	789	559
Amortization of property and equipment under finance leases	5,200	4,744	2,547
Total depreciation and amortization	$22,707	$19,797	$18,573

Gains on Sales of Assets

We sold certain used tractors, trailers and other equipment and recorded net pre-tax gains as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Gains on sales of used tractors, trailers and equipment	$2,512	$733	$1,859

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

	Year Ended December 31,
	2022	2021	2020

ARO liability at beginning of year	$2,376	$2,307	$1,573
Liabilities incurred	29	—	—
Accretion of discount	58	69	49
Liabilities settled	—	—	(38)
AROs related to pipeline acquisition (see Note 6)	—	—	723
ARO liability at end of year	$2,463	$2,376	$2,307

Note 6. Acquisitions

Business Combination — Firebird and Phoenix

On August 12, 2022, we entered into a purchase agreement with each of Scott Bosard, Trey Bosard and Tyler Bosard (collectively, the “Sellers”) to acquire all of the equity interests of Firebird and Phoenix for approximately $39.3 million, consisting of a cash payment of $35.4 million, 45,777 of our common shares valued at $1.4 million, of which 15,259 shares were issued immediately and 30,518 shares will be issued over a three year period, and contingent consideration valued at approximately $2.6 million. We funded the cash consideration using cash on hand at the time of acquisition. Pursuant to the purchase agreement, the purchase price is subject to customary post-closing adjustment provisions, including an earn-out payable to the Sellers to the extent the earnings before interest, taxes, depreciation and amortization (EBITDA) of Phoenix exceeds a specified threshold during the twelve full calendar months after the closing date of the acquisition.

Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and other petroleum products. Firebird is headquartered in Humble, Texas, with six terminal locations throughout Texas, and operates 130 tractors and 209 trailers largely in the Eagle Ford basin. Phoenix is also headquartered in Humble, Texas, and recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Firebird and Phoenix have formed our new logistics and repurposing segment. We expect that this acquisition will offer us the opportunity to expand our value chain and market impact, with numerous synergies benefiting the combined companies.

The following table summarizes the aggregate preliminary consideration paid and issued for Firebird and Phoenix (in thousands):

Cash	$35,350
Value of AE common shares issued	1,364
Contingent consideration arrangement	2,566
Fair value of total consideration transferred	$39,280

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair market value of the common shares issued in this transaction was determined based upon the closing share price of AE common stock on August 12, 2022 of $33.75, discounted to present value using the appropriate discount rate.

We accounted for the acquisition of Firebird and Phoenix under the acquisition method in accordance with ASC 805, Business Combinations. The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition.

The following table presents the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date of August 12, 2022 (in thousands):

Assets acquired:
Cash and cash equivalents	$2,203
Accounts receivable	4,653
Inventory	643
Other current assets	137
Property and equipment	25,054
Intangible assets	7,607
Goodwill	6,428
Other assets	458
Total assets acquired	$47,183

Liabilities assumed:
Accounts payable and other accrued liabilities	$(1,696)
Deferred tax liabilities	(6,207)
Total liabilities assumed	$(7,903)
Net assets acquired	$39,280

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

Acquired identifiable intangible assets consists of approximately $5.1 million for customer relationships, $2.2 million for trade names, and $0.3 million for noncompete agreements entered into with the Sellers in connection with the acquisition. The estimated fair value of the acquired customer relationship intangible assets was determined using an income approach, specifically a discounted cash flow analysis, and are being amortized on a modified straight-line basis over a period of ten years, with the amortization more heavily weighted in the earlier years. The income approach estimates the future benefits of the customer relationships and deducts the expenses incurred in servicing the relationships and the contributions from the other business assets to derive the future net benefits of these assets. The future net benefits are discounted back to present value using the appropriate discount rate, which results in the value of the customer relationships. The estimated fair value of the trade names was determined using the relief from royalty method, a form of the income approach, and are being amortized on a straight-line basis over a period of 15 years. The estimated fair value of the noncompete agreements was determined using an income approach, specifically a discounted cash flow analysis, and are being amortized over a period of five years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The goodwill of approximately $6.4 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base and with the assembled workforce that we acquired. None of the goodwill is expected to be deductible for tax purposes. We recorded net tax liabilities of approximately $6.2 million related to the tax effect of our estimated fair value allocations.

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

This newly acquired business contributed $22.3 million of revenues and $0.2 million of net earnings to our consolidated revenues and net earnings, respectively, for the period from acquisition through December 31, 2022. We incurred approximately $0.4 million of acquisition costs in connection with this acquisition, which have been expensed in general and administrative expense as incurred.

In connection with the acquisition of Firebird and Phoenix, we entered into four operating lease agreements for office and terminal locations with Scott Bosard, one of the Sellers, for periods ranging from two to five years (see Note 10 and Note 17 for further information).

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

	Year Ended December 31,
	2022	2021

Revenues	$3,411,168	$2,074,803
Net earnings	5,538	13,822

Basic net earnings per common share	$1.36	$3.22
Diluted net earnings per common share	$1.35	$3.19

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The VEX Pipeline System and related terminal assets have been included in our pipeline and storage segment. We expect that this acquisition will further strengthen our ability to provide excellent service to the producers in the Gulf Coast region, as well as more effectively service our end-user markets along the Gulf Coast. In addition, the VEX Pipeline System complements our existing storage terminal and dock at the Port of Victoria, where we now control approximately 450,000 barrels of storage with three docks after giving effect to the acquisition.

In addition to the purchase price of $20.0 million and a cash payment of $0.5 million for working capital items, we also incurred approximately $0.6 million of acquisition costs in connection with this acquisition, which has been included in the allocation of the total purchase price of $21.0 million to the assets acquired. We accounted for this acquisition as an asset acquisition as substantially all of the fair value of the gross assets is concentrated in a group of similarly identifiable assets.

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

In connection with the acquisition, we recorded an ARO of approximately $0.7 million related to legal and regulatory requirements to perform specified retirement activities, including purging and sealing the pipeline if it is abandoned.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	December 31,
	2022	2021

Amounts associated with liability insurance program:
Insurance collateral deposits	$463	$721
Excess loss fund	—	622
Accumulated interest income	—	489
Other amounts:
State collateral deposits	23	36
Materials and supplies	1,257	574
Debt issuance costs	1,595	292
Other	360	293
Total other assets	$3,698	$3,027

We have established certain deposits to support participation in our liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits. Insurance collateral deposits are held by the insurance company to cover past or potential open claims based upon a percentage of the expected losses under the insurance programs. Excess amounts in our loss fund represented premium payments in excess of claims incurred to date that we may be entitled to recover through settlement or commutation as claim periods are closed. As of December 31, 2022, all previous insurance policies that were funded through a loss fund have been fully commuted and any excess loss fund has been refunded. Interest income was earned on the majority of amounts held by the insurance companies and was paid to us upon commutation of policy years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Intangible Assets and Goodwill

Intangible Assets

The following table summarizes our intangible assets at the dates indicated (in thousands):

	December 31, 2022			December 31, 2021
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Customer relationships:
EH Transport (1)	$1,703	$(1,010)	$693	$1,703	$(765)	$938
CTL (2)	3,173	(1,286)	1,887	3,173	(794)	2,379
Phoenix (3)	5,072	(360)	4,712	—	—	—
Total customer relationships	9,948	(2,656)	7,292	4,876	(1,559)	3,317
Trade names (3)	2,218	(57)	2,161	—	—	—
Noncompete agreements (3)	317	(25)	292	—	—	—
Intangible assets, net	$12,483	$(2,738)	$9,745	$4,876	$(1,559)	$3,317
____________
(1)Amount relates to the acquisition of transportation assets from EH Transport, Inc. in 2019, and are included in our transportation segment. These assets are being amortized using a modified straight-line approach and have a remaining useful life of approximately 3.5 years.
(2)Amounts relates to the acquisition of transportation assets from Comcar in 2020, and are included in our transportation segment. These assets are being amortized using a modified straight-line approach and have a remaining useful life of approximately 4.5 years.
(3)Amounts relate to the acquisition of Firebird and Phoenix in 2022, and are included in our logistics and repurposing segment. Customer relationships, trade names and noncompete agreements have remaining useful lives of approximately 9.5 years, 14.5 years and 4.5 years, respectively. See Note 6 for further information.
During the years ended December 31, 2022, 2021 and 2020, we recorded $1.2 million, $0.8 million and $0.6 million, respectively, of amortization expense related to these intangible assets.

The following table presents our forecast of amortization expense associated with these intangible assets for the years indicated (in thousands):

	2023	2024	2025	2026	2027

Amortization expense	$1,792	$1,658	$1,555	$1,306	$908

Customer Relationship Intangible Assets. Customer relationship intangible assets represent the estimated economic value assigned to commercial relationships acquired in connection with business and asset acquisitions. The estimated fair value of each customer relationship intangible asset was determined at the time of acquisition using a discounted cash flow analysis, which incorporated various assumptions regarding the acquired business or assets. The assumptions may include Level 3 fair value inputs, including the rate of retention of the customers of the acquisition, the rate of retention of our existing business and projected future revenues associated with the customers. The customer relationship intangible assets are being amortized in a manner that closely resembles the pattern in which we expect to benefit from the relationships.

Trade Names and Noncompete Agreements Intangible Assets. Trade names intangible assets represent the estimated economic value of the commercial trade names acquired in connection with the Firebird and Phoenix acquisition in August 2022. The trade names intangible assets are being amortized on a straight-line basis over the period in which we expect to benefit from the use of the trade names.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncompete agreements intangible assets represent the estimated economic value of the three noncompete agreements that we entered into with the former owners of Firebird and Phoenix. The noncompete agreements intangible assets are being amortized on a straight-line basis over the term of the agreements.

Goodwill

Goodwill represents the cost of an acquired business in excess of the fair value of the net assets at acquisition. Our goodwill balance was $6.4 million at December 31, 2022 and relates to the Firebird and Phoenix acquisition included in our logistics and repurposing segment.

Note 9. Segment Reporting

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) beginning in the third quarter of 2022, interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals, which includes the businesses we acquired in August 2022 (see Note 6 for further information regarding our acquisition). Our business segments are generally organized and managed according to the types of services rendered. See Note 3 for a summary of the types of products and services from which each segment derives its revenues.

Our Chief Operating Decision Maker (“CODM”) (our Chief Executive Officer) evaluates segment performance based on measures including segment operating earnings (losses) and capital spending (property and equipment additions). Segment operating earnings (losses) is calculated as segment revenues less segment operating costs and depreciation and amortization expense.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repurposing (1)	Other	Total

Year Ended December 31, 2022
Segment revenues (2)	$3,232,193	$112,653	$3,804	$24,654	$—	$3,373,304
Less: Intersegment revenues (2)	—	(277)	(3,804)	(2,306)	—	(6,387)
Revenues	$3,232,193	$112,376	$—	$22,348	$—	$3,366,917

Segment operating earnings (losses) (3)	15,874	10,891	(3,579)	303	—	23,489
Depreciation and amortization	7,724	11,512	1,077	2,394	—	22,707
Property and equipment additions (4) (5)	4,534	1,608	1,050	282	17	7,491

Year Ended December 31, 2021
Segment revenues (2)	$1,930,042	$94,824	$4,524	$—	$—	$2,029,390
Less: Intersegment revenues (2)	—	(326)	(3,860)	—	—	(4,186)
Revenues	$1,930,042	$94,498	$664	$—	$—	$2,025,204

Segment operating earnings (losses) (3)	25,243	7,104	(2,487)	—	—	29,860
Depreciation and amortization	6,673	12,099	1,025	—	—	19,797
Property and equipment additions (4) (5)	3,245	7,960	1,169	—	8	12,382

Year Ended December 31, 2020
Segment revenues (2)	$950,426	$71,724	$272	$—	$—	$1,022,422
Less: Intersegment revenues (2)	—	—	—	—	—	—
Revenues	$950,426	$71,724	$272	$—	$—	$1,022,422

Segment operating earnings (losses) (3)	2,974	1,873	(310)	—	—	4,537
Depreciation and amortization	7,421	10,963	189	—	—	18,573
Property and equipment additions (4) (5)	3,130	1,355	—	—	523	5,008
_______________
(1)On August 12, 2022, we acquired a transportation logistics and recycling and repurposing business, resulting in a new operating segment. See Note 6 for further information.
(2)Segment revenues include intersegment amounts that are eliminated in operating costs and expenses in our consolidated statements of operations. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed.
(3)Our crude oil marketing segment’s operating earnings included net inventory valuation losses of $2.0 million, net inventory liquidation gains of $10.3 million, and net inventory valuation losses of $15.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)Our segment property and equipment additions do not include assets acquired under finance leases during the years ended December 31, 2022, 2021 and 2020. See Note 17 for further information.
(5)Amounts included in property and equipment additions for Other are additions for leasehold improvements and computer equipment at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Segment operating earnings	$23,489	$29,860	$4,537
General and administrative	(17,718)	(13,701)	(10,284)
Operating earnings (losses)	5,771	16,159	(5,747)
Interest income	921	243	656
Interest expense	(1,287)	(746)	(444)
Earnings (losses) before income taxes	$5,405	$15,656	$(5,535)

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	December 31,
	2022	2021	2020

Reporting segment:
Marketing	$215,813	$162,770	$128,441
Transportation	60,405	67,167	72,247
Pipeline and storage	25,815	25,569	24,541
Logistics and repurposing (1)	45,307	—	—
Cash and other (2)	36,819	119,197	70,958
Total assets	$384,159	$374,703	$296,187
_________________
(1)On August 12, 2022, we acquired a transportation logistics and recycling and repurposing business, resulting in a new operating segment. See Note 6 for further information.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities. Activities with affiliates were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

KSA and affiliate billings to us	$7	$13	$18
Billings to KSA and affiliates	21	14	5
Rentals paid to affiliate of KSA	549	605	644
Payments to KSA and affiliates for purchase of vehicles (1)	78	469	—
Rentals paid to Scott Bosard (2)	170	—	—
_________________
(1)Amounts paid to West Point Buick GMC are for the purchase of two and twelve pickup trucks during the years ended December 31, 2022 and 2021, respectively, and are net of trade-in values.
(2)Amounts for rentals paid to Scott Bosard are from the period from August 12, 2022 through December 31, 2022, the period in which Scott Bosard is a related party.

Affiliated transactions include direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), an affiliated entity. We lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA. In addition, we purchase pickup trucks from West Point Buick GMC, an affiliate of KSA.

On October 31, 2022, we entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with KSA and certain members of the family of the late Kenneth Stanley Adams, Jr., our founder (collectively, the “KSA Sellers”). Prior to the transaction, KSA was our largest shareholder. Under the terms of the Repurchase Agreement, we purchased an aggregate of 1,942,433 shares of our common stock from the KSA Sellers for an aggregate purchase price of $69.9 million, at a price of $36.00 per share. The purchase price was funded with the proceeds of the $25.0 million term loan under our new credit agreement with Cadence Bank (see Note 12 for further information), with the balance funded with cash on hand at the time of the transaction.

In connection with the acquisition of Firebird and Phoenix (see Note 6 for further information), we entered into four operating lease agreements for office and terminal locations with Scott Bosard, one of the Sellers, for periods ranging from two to five years.

Note 11. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	December 31,
	2022	2021

Accrual for payroll, benefits and bonuses	$6,435	$5,210
Accrued automobile and workers’ compensation claims	5,579	4,127
Contingent consideration for acquisition (see Note 6)	2,566	—
Accrued medical claims	1,007	1,100
Accrued taxes	2,208	534
Other	1,419	651
Total other current liabilities	$19,214	$11,622

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Long-Term Debt

Wells Fargo Credit Agreement

On May 4, 2021, we entered into a credit agreement (“Wells Fargo Credit Agreement”) with Wells Fargo Bank, National Association, as Agent and Issuing Lender, under which we could borrow or issue letters of credit in an aggregate of up to $40.0 million under a revolving credit facility (the “Wells Fargo Revolving Credit Facility”), which was to mature on May 4, 2024. On August 11, 2022, we entered into an amendment to our Wells Fargo Credit Agreement, which increased our borrowing capacity up to $60.0 million and extended the maturity of the facility to August 11, 2025.

The Wells Fargo Credit Agreement amendment also provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York (“SOFR”). Borrowings under the Wells Fargo Revolving Credit Facility bore interest, at our election, at (i) the Base Rate plus Applicable Margin; or (ii) the Adjusted Term SOFR plus Applicable Margin. Base Rate was the highest of (a) the Prime Rate, (b) the Federal Funds Rate, plus 0.50 percent and (c) Adjusted TERM SOFR for an interest period of one month plus 1.00 percent. The Applicable Margin to be added to a Base Rate borrowing was 0.75 percent. The Applicable Margin to be added to an Adjusted Term SOFR borrowing was 1.75 percent. A commitment fee of 0.25 percent per annum accrued on the daily average unused amount of the commitments under the Wells Fargo Revolving Credit Facility.

On October 27, 2022, we terminated the Wells Fargo Credit Agreement, and we wrote off $0.4 million of unamortized debt issuance costs to interest expense. No further amounts are outstanding under this credit agreement.

Cadence Bank Credit Agreement

On October 27, 2022, we entered into a new Credit Agreement (the “Credit Agreement”) with Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement provides for (a) a revolving credit facility that allows for borrowings up to $60.0 million in aggregate principal amount from time to time (the “Revolving Credit Facility”) and (b) a Term Loan in aggregate principal amount of $25.0 million (the “Term Loan”).

For each borrowing under the Revolving Credit Facility, we may elect whether such loans bear interest at (i) the Base Rate plus Applicable Margin for Base Rate Loans; or (ii) Term SOFR plus the Applicable Margin for SOFR Loans. The Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5 percent and (c) Adjusted Term SOFR for a one month tenor in effect on the date of determination plus 1.0 percent. The Applicable Margin to be added to a Base Rate borrowing under either (a), (b) or (c) in the preceding sentence is an amount determined quarterly between 1.0 percent and 2.0 percent depending on our consolidated total leverage ratio. The Applicable Margin to be added to a Term SOFR borrowing under the Revolving Credit Facility is an amount determined quarterly between 2.0 percent and 3.0 percent depending on our consolidated total leverage ratio. A commitment fee of 0.25 percent per annum accrues on the daily average unused amount of the commitments of the Lenders under the Revolving Credit Facility. We may obtain letters of credit under the Revolving Credit Facility up to a maximum amount of $30.0 million. The amount of our outstanding letters of credit reduces availability under the Revolving Credit Facility. The Revolving Credit Facility matures on October 27, 2027 unless earlier terminated.

The Term Loan amortizes on a ten year schedule with quarterly payments beginning December 31, 2022, and matures on October 27, 2027 unless earlier accelerated. The Term Loan may be prepaid in whole or in part without premium or penalty, and must be prepaid with proceeds of any future debt issuance, the proceeds of any equity issuance to the extent proceeds exceed $2.0 million in any quarter with limited exceptions, and the proceeds of certain asset dispositions. The Term Loan bears interest at the SOFR Rate plus the Applicable Margin for SOFR Rate Loans as described above. In connection with the KSA stock repurchase (see Note 10), we borrowed $25.0 million under the Term Loan. At December 31, 2022, the weighted average interest rate for the amount outstanding under the Term Loan was 6.29 percent.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the terms of the Credit Agreement, we are required to maintain compliance with the following financial covenants on a pro forma basis, after giving effect to any borrowings (in each case commencing with the fiscal quarter ending December 31, 2022): (i) the Consolidated Total Leverage Ratio shall not be greater than 2.50 to 1.00; (ii) the Asset Coverage Ratio shall not be less than 2.00 to 1.00; and (iii) the Consolidated Fixed Charge Coverage Ratio shall not be less than 1.25 to 1.00. Each of such ratios is calculated as outlined in the Credit Agreement and subject to certain exclusions and qualifications described therein.

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

At December 31, 2022, we had $24.4 million outstanding under the Term Loan, no amounts outstanding under the Revolving Credit Facility, and $8.4 million letters of credit outstanding. The following table presents the scheduled maturities of principal amounts of our debt obligations at December 31, 2022 for the next five years, and in total thereafter (in thousands):

2023	$2,500
2024	2,500
2025	2,500
2026	2,500
2027	14,375
Thereafter	—
Total debt maturities	$24,375

At December 31, 2022, we were in compliance with all covenants under the Credit Agreement. We incurred $1.6 million of debt issuance costs in connection with our entry into the Credit Agreement, which are included in other assets in our consolidated balance sheet and are being amortized to interest expense over the term of the Credit Agreement.

Note 13. Derivative Instruments and Fair Value Measurements

Derivative Instruments

At December 31, 2022, we had in place three commodity purchase and sale contracts, entered into in 2022 for a total of 300,000 barrels of crude oil to be purchased and sold in January 2023, and a commodity purchase contract, also entered into in 2022, for the purchase of 126,000 gallons of diesel fuel per month during January 2023 through December 2023.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
December 31, 2022	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	330	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$330	$—

December 31, 2021
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$347	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	324	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$347	$—	$324	$—
We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At December 31, 2022 and 2021, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (Losses)
	Year Ended December 31,
	2022	2021	2020

Revenues – marketing	$(23)	$14	$9
Costs and expenses – marketing	330	—	—

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The following table reflects, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total

December 31, 2022
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	(330)	—	—	(330)
Net value	$—	$(330)	$—	$—	$(330)

December 31, 2021
Derivatives:
Current assets	$—	$347	$—	$—	$347
Current liabilities	—	(324)	—	—	(324)
Net value	$—	$23	$—	$—	$23

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At December 31, 2022 and 2021, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Income Taxes

The components of our income tax (provision) benefit were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(3,766)	$(4,811)	$13,246
State	(288)	(358)	(327)
Total current	(4,054)	(5,169)	12,919
Deferred:
Federal	2,386	1,347	(6,631)
State	(250)	54	242
Total deferred	2,136	1,401	(6,389)
Total (provision for) benefit from income taxes	$(1,918)	$(3,768)	$6,530

A reconciliation of the (provision for) benefit from income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Pre-tax net book income (loss)	$5,405	$15,656	$(5,535)

Statutory federal income tax (provision) benefit	$(1,135)	$(3,288)	$1,162
State income tax provision	(478)	(224)	(16)
Permanent differences	(296)	(94)	(18)
2018/2019 carryback	—	—	2,664
2020 carryback	—	—	2,642
Return to provision adjustments	8	(88)	13
Other	(17)	(74)	83
Total (provision for) benefit from income taxes	$(1,918)	$(3,768)	$6,530
Effective income tax rate (1) (2)	35%	24%	118%
_______________
(1)Our effective tax rate for the year ended December 31, 2022 is higher than our statutory tax rate primarily due to non-deductible expenses, the mix of earnings in states with higher tax rates and less earnings before income taxes as compared to prior years.
(2)Excluding the adjustment related to the carryback of the 2018, 2019 and 2020 net operating losses, the effective income tax rate for the year ended December 31, 2020 was 22 percent.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in these items. The components of the federal deferred tax asset (liability) were as follows at the dates indicated (in thousands):

	December 31,
	2022	2021

Long-term deferred tax asset (liability):
Prepaid and other insurance	$(707)	$(832)
Property	(15,208)	(9,677)
ROU assets	1,701	1,388
ROU liabilities	(1,701)	(1,389)
Amortization	(869)	(1,773)
Investment in unconsolidated affiliate	537	525
Valuation allowance related to investment in unconsolidated affiliate	(537)	(525)
Net operating loss	239	621
Other	1168	355
Net long-term deferred tax liability	(15,377)	(11,307)
Net deferred tax liability	$(15,377)	$(11,307)

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

The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2016
Texas	2018
Louisiana	2019
Michigan	2018

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Stock-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. We began awarding stock-based compensation to eligible employees and directors in June 2018. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP, and the achievement of performance factors through December 31, 2022, a total of 170,048 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Compensation expense	$1,022	$854	$643

On August 12, 2022, we granted equity inducement awards to each of Trey Bosard and Tyler Bosard in connection with the acquisition of Firebird and Phoenix (see Note 6 for further information), pursuant to their respective employment agreements. As an inducement material to each of their accepting employment with Phoenix following the acquisition, the Board of Directors approved a grant of $0.5 million of restricted stock units to each of Trey Bosard and Tyler Bosard. The inducement awards were granted outside the terms of the 2018 LTIP. The inducement awards vest in three separate tranches on each of the first three anniversaries of the grant date.

If dividends are paid with respect to our common shares during the vesting period, an equivalent amount will accrue and be held by us without interest until the restricted stock unit awards and performance share unit awards vest, at which time the amount will be paid to the recipient. If the award is forfeited prior to vesting, the accrued dividends will also be forfeited. At December 31, 2022 and 2021, we had $140,300 and $82,500, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2020	18,782	$37.05
Granted under 2018 LTIP (2)	20,346	$24.85
Vested	(9,578)	$36.36
Forfeited	(2,060)	$30.07
Restricted stock unit awards at December 31, 2020	27,490	$28.64
Granted under 2018 LTIP (3)	26,369	$29.70
Vested	(14,244)	$30.20
Forfeited	(1,350)	$28.92
Restricted stock unit awards at December 31, 2021	38,265	$28.78
Granted under 2018 LTIP (4)	26,796	$31.83
Granted as inducement awards (5)	30,518	$33.75
Vested	(21,814)	$29.22
Forfeited	(3,521)	$30.33
Restricted stock unit awards at December 31, 2022	70,244	$31.89
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
(4)The aggregate grant date fair value of restricted stock unit awards issued during 2022 was $0.9 million based on grant date market prices of our common shares ranging from $31.80 to $37.42 per share.
(5)These awards were granted in connection with the acquisition of Firebird and Phoenix (see Note 6 for further information). The aggregate grant date fair value of these restricted stock unit awards issued on August 12, 2022 was $1.0 million based on a grant date market price of our common shares of $33.75 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.4 million at December 31, 2022. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2020	2,787	$43.00
Granted under 2018 LTIP (2)	10,781	$24.92
Performance factor increase (3)	3,981	$24.92
Vested	(713)	$28.55
Forfeited	(595)	$30.22
Performance share unit awards at December 31, 2020	16,241	$27.67
Granted under 2018 LTIP (4)	12,205	$29.70
Performance factor decrease (3)	(4,493)	$29.70
Vested	(2,461)	$43.00
Forfeited	—	$—
Performance share unit awards at December 31, 2021	21,492	$26.64
Granted under 2018 LTIP (5)	13,458	$31.80
Performance factor increase (3)	159	$31.80
Vested	(3,125)	$28.22
Forfeited	(1,297)	$30.87
Performance share unit awards at December 31, 2022	30,687	$28.59
____________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2020 was $0.3 million based on a grant date market price of our common shares ranging from $24.77 to $26.23 per share and assuming a performance factor of 100 percent.
(3)The performance factor for awards granted in 2020 increased to 138.5 percent based on a comparison of actual results for 2020 to performance goals. The performance factor for awards granted in 2021 decreased to 63.1 percent based upon a comparison of actual results for 2021 to performance goals. The performance factor for awards granted in 2022 increased to 101.4 percent based upon a comparison of actual results for 2022 to performance goals.
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

Unrecognized compensation cost associated with performance share unit awards was approximately $0.4 million at December 31, 2022. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.9 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cash paid for interest	$425	$746	$444
Cash paid for federal and state income taxes	3,020	2,251	418
Cash refund for NOL carryback under CARES Act	6,907	3,712	2,703

Non-cash transactions:
Change in accounts payable related to property and equipment additions	(52)	—	(1,237)
Property and equipment acquired under finance leases	7,873	2,083	11,412
Issuance of common shares in acquisition (see Note 6)	425	—	—

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

We are a lessee in noncancellable (i) operating leases for office space, equipment and lease and terminal access contracts for tank storage and dock access for our crude oil marketing business, and (ii) finance leases for tractors, trailers, a tank storage and throughput arrangement in our crude oil marketing business and office equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Our lease agreements have remaining lease terms ranging from one year to approximately eight years. Fourteen of our finance lease agreements for tractors and trailers contain residual value guarantee provisions, which would become due at the expiration of the finance lease if the fair value of the lease vehicles is less than the guaranteed residual value. At December 31, 2022, we have recorded a liability of $3.4 million for the estimated end of term loss related to these residual value guarantees as we expect that we will pay the full amount of the guarantees at the end of the leases.

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

The following table provides the components of lease expense for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of ROU assets	$5,200	$4,744	$2,547
Interest on lease liabilities	364	413	300
Operating lease cost	3,019	2,560	2,718
Short-term lease cost	14,573	13,880	11,020
Variable lease cost	20	7	—
Total lease expense	$23,176	$21,604	$16,585

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,929	$2,560	$2,717
Operating cash flows from finance leases (1)	356	326	291
Financing cash flows from finance leases	4,741	4,367	2,336

ROU assets obtained in exchange for new lease liabilities:
Finance leases (2)	7,873	2,083	11,412
Operating leases (3)	3,269	1,385	819
______________
(1)Amounts are included in Other operating activities on the consolidated cash flow statements.
(2)2020 amount consists of finance lease agreements for 58 tractors with five year terms, 40 trailers with a six year term that we entered into in connection with the CTL acquisition (see Note 6 for further information) and other office equipment.
(3)2022 amount includes four operating lease agreements for office and terminal locations with Scott Bosard, one of the Sellers of Firebird and Phoenix, for periods ranging from two to five years (see Note 6 and Note 10 for further information).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides lease terms and discount rates for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Weighted-average remaining lease term (years):
Finance leases	3.54	3.60	4.16
Operating leases	3.52	3.85	4.57

Weighted-average discount rate:
Finance leases	3.5%	2.6%	3.0%
Operating leases	4.0%	3.8%	4.3%

The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	December 31,
	2022	2021
Assets
Finance lease ROU assets (1)	$15,264	$12,590
Operating lease ROU assets	7,720	7,113

Liabilities
Current
Finance lease liabilities	4,382	3,663
Operating lease liabilities	2,712	2,178
Noncurrent
Finance lease liabilities	12,085	9,672
Operating lease liabilities	5,007	4,938
______________
(1)Amounts are included in Property and equipment, net on the consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at December 31, 2022 (in thousands):

	Finance	Operating
	Lease	Lease

2023	$4,870	$2,958
2024	3,629	2,617
2025	4,652	962
2026	2,482	879
2027	2,179	570
Thereafter	—	237
Total lease payments	17,812	8,223
Less: Interest	(1,345)	(504)
Present value of lease liabilities	16,467	7,719
Less: Current portion of lease obligation	(4,382)	(2,712)
Total long-term lease obligation	$12,085	$5,007

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2021 (in thousands):

	Finance	Operating
	Lease	Lease

2022	$3,941	$2,399
2023	3,143	2,080
2024	2,348	1,911
2025	3,771	394
2026	801	333
Thereafter	—	455
Total lease payments	14,004	7,572
Less: Interest	(669)	(456)
Present value of lease liabilities	13,335	7,116
Less: Current portion of lease obligation	(3,663)	(2,178)
Total long-term lease obligation	$9,672	$4,938

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

We also maintain a self-insurance program for managing employee medical claims in excess of employee deductibles. As claims are paid, the liability is relieved. We also maintain third party insurance stop-loss coverage for individual medical claims exceeding a certain minimum threshold. In addition, we maintain $1.3 million of umbrella insurance coverage for annual aggregate medical claims exceeding approximately $11.3 million.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	December 31,
	2022	2021

Pre-funded premiums for losses incurred but not reported	$—	$50
Accrued automobile and workers’ compensation claims	5,579	4,127
Accrued medical claims	1,007	1,100

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

At December 31, 2022, parental guaranteed obligations were approximately $80.2 million. Currently, neither we nor any of our subsidiaries has any other types of guarantees outstanding that require liability recognition, except for the residual value guarantees for certain of our finance leases (see Note 17 for further discussion).

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

The following tables reflect the percentages of individual customer sales in excess of 10 percent of our consolidated revenues and individual customer receivables in excess of 10 percent of our total consolidated receivables for the periods indicated. We believe that a loss of any of the customers where we currently derive more than 10 percent of our revenues would not have a material adverse effect on our operations as we would be able to replace that customer’s activity with a similar customer or customers.

Individual customer sales			Individual customer receivables in excess
in excess of 10% of revenues			of 10% of total receivables
Year Ended December 31,			December 31,
2022	2021	2020	2022	2021	2020

22.4%	23.7%	24.0%	—%	11.5%	11.3%
11.3%	11.6%	10.8%	—%	—%	10.9%
			—%	—%	10.7%
			10.8%	17.0%	10.4%
			16.0%	12.6%

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2022

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 31, 2022.

As discussed in Note 6, the Company acquired Firebird and Phoenix on August 12, 2022. In the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2022, management has excluded total assets of $48.4 million, or 12.6 percent of the Company’s total assets, and revenue of $22.3 million, or 0.7 percent of the Company’s total revenues, related to Firebird and Phoenix that are included in the consolidated financial statements of Adams Resources & Energy, Inc. and its consolidated subsidiaries as of and for the year ended December 31, 2022. Management must include Firebird and Phoenix in the conduct of its assessment of the effectiveness of the Company’s internal control over financial reporting no later than August 12, 2023.

KPMG LLP has issued its attestation report regarding our internal control over financial reporting. That report is included within this Item 9A (See “Report of Independent Registered Public Accounting Firm”).

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on March 16, 2023.

/s/ Kevin J. Roycraft	/s/ Tracy E. Ohmart
Kevin J. Roycraft	Tracy E. Ohmart
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Adams Resources & Energy, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Firebird and Phoenix during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Firebird and Phoenix’s internal control over financial reporting associated with total assets of $48.4 million, or 12.6% of total assets, and total revenues of $22.3 million, or 0.7% of total revenue, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Firebird and Phoenix.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2022. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2023

Item 9B.     Other Information.

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement in connection with our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Executive Officers” and is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by this item will be set forth in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the headings “Summary Compensation Table,” “Compensation Overview” and “2022 Director Compensation” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the headings “Transactions with Related Persons” and “Director Independence” and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Our independent registered accounting public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.

The information required by this item will be set forth in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as a part of this annual report:

(1) Financial Statements: See “Index to Consolidated Financial Statements” beginning on page 48 of this annual report for the financial statements included herein.

(2) Financial Statement Schedules: The separate filing of financial statement schedules has been omitted because such schedules are either not applicable or the information called for therein appears in the footnotes of our Consolidated Financial Statements.

(3) Exhibits:

Exhibit Number	Exhibit

2.1
Asset Purchase Agreement dated as of May 18, 2020 by and among Adams Resources & Energy, Inc. and Service Transport Company, as Buyer, and Comcar Industries, Inc., CTL Transportation, LLC and their Subsidiaries and Affiliates Signatory Hereto, as Sellers (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2020).

2.2
Purchase and Sale Agreement by and among EnLink Midstream Operating, LP, GulfMark Energy, Inc., GulfMark Terminals, LLC, and for the limited purposes set forth therein, EnLink Midstream Partners, LP, dated as of October 22, 2020 (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 2020).

2.3
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

10.3+
Form of Director Restricted Stock Unit Award Agreement under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2018).

10.4+
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

Exhibit Number	Exhibit

10.6+
Form of Employee Performance Share Unit Award Agreement for 2021 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2021).

10.7+
Form of Employee Performance Share Unit Award Agreement for 2022 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2022).

10.8
At Market Issuance Sales Agreement, dated December 23, 2020, by and between Adams Resources & Energy, Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 of Form S-3 filed on December 23, 2020).

10.9+	Employment Agreement dated August 12, 2022 by and between Trey Bosard and Phoenix Oil, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 17, 2022).
10.10+	Change of Control Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 17, 2022).
10.11
Credit Agreement dated October 27, 2022 by and among Adams Resources & Energy, Inc., GulfMark Asset Holdings, LLC, Service Transport Company, and Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 1, 2022).

10.12
Stock Repurchase Agreement dated October 31, 2022 by and among Adams Resources & Energy, Inc., KSA Industries, Inc. and the other parties identified as sellers therein (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 1, 2022).

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
______________________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management contract or compensation plan or arrangement.

Item 16.     Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2023.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 16, 2023.

Signature	Title

/s/ Townes G. Pressler	Director and Chairman of the Board
Townes G. Pressler

/s/ Murray E. Brasseux	Director
Murray E. Brasseux

/s/ Dennis E. Dominic	Director
Dennis E. Dominic

/s/ Michelle A. Earley	Director
Michelle A. Earley

/s/ Richard C. Jenner	Director
Richard C. Jenner

/s/ John O. Niemann Jr.	Director
John O. Niemann Jr.

/s/ Kevin J. Roycraft	Director
Kevin J. Roycraft

/s/ W.R. Scofield	Director
W.R. Scofield