Form 10-Q
period 2023-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2023-05-09
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 2,534,685 shares of Common Stock were outstanding at May 1, 2023.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$42,135	$20,532
Restricted cash	8,847	10,535
Accounts receivable, net of allowance for doubtful
accounts of $85 and $88, respectively	158,126	189,039
Inventory	22,275	26,919
Derivative assets	157	—
Prepayments and other current assets	3,028	3,118
Total current assets	234,568	250,143
Property and equipment, net	110,264	106,425
Operating lease right-of-use assets, net	7,414	7,720
Intangible assets, net	9,294	9,745
Goodwill	6,428	6,428
Other assets	3,595	3,698
Total assets	$371,563	$384,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,704	$204,391
Accounts payable – related party	—	31
Derivative liabilities	—	330
Current portion of finance lease obligations	5,221	4,382
Current portion of operating lease liabilities	2,821	2,712
Current portion of long-term debt	2,500	—
Other current liabilities	16,627	19,214
Total current liabilities	218,873	231,060
Other long-term liabilities:
Long-term debt	21,250	24,375
Asset retirement obligations	2,434	2,459
Finance lease obligations	18,677	12,085
Operating lease liabilities	4,595	5,007
Deferred taxes and other liabilities	14,579	15,996
Total liabilities	280,408	290,982

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 2,534,685 and 2,495,484 shares outstanding, respectively	252	248
Contributed capital	20,571	19,965
Retained earnings	70,332	72,964
Total shareholders’ equity	91,155	93,177
Total liabilities and shareholders’ equity	$371,563	$384,159
See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Marketing	$608,476	$747,555
Transportation	26,445	26,690
Pipeline and storage	—	—
Logistics and repurposing	15,241	—
Total revenues	650,162	774,245

Costs and expenses:
Marketing	604,494	735,647
Transportation	22,413	20,865
Pipeline and storage	938	554
Logistics and repurposing	13,125	—
General and administrative	4,772	4,018
Depreciation and amortization	7,050	5,013
Total costs and expenses	652,792	766,097

Operating (losses) earnings	(2,630)	8,148

Other income (expense):
Interest and other income	204	24
Interest expense	(696)	(114)
Total other (expense) income, net	(492)	(90)

(Losses) Earnings before income taxes	(3,122)	8,058
Income tax benefit (provision)	1,123	(1,968)

Net (losses) earnings	$(1,999)	$6,090

(Losses) Earnings per share:
Basic net (losses) earnings per common share	$(0.79)	$1.40
Diluted net (losses) earnings per common share	$(0.79)	$1.39

Dividends per common share	$0.24	$0.24

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net (losses) earnings	$(1,999)	$6,090
Adjustments to reconcile net (losses) earnings to net cash
provided by operating activities:
Depreciation and amortization	7,050	5,013
Gains on sales of property	(31)	(491)
Provision for doubtful accounts	(3)	(5)
Stock-based compensation expense	283	195
Deferred income taxes	(1,424)	561
Net change in fair value contracts	(487)	(20)
Changes in assets and liabilities:
Accounts receivable	30,916	(74,660)
Accounts receivable/payable, affiliates	(31)	48
Inventories	4,644	(23,440)
Income tax receivable	—	1,284
Prepayments and other current assets	90	684
Accounts payable	(12,653)	91,211
Accrued liabilities	(2,514)	(775)
Other	(134)	178
Net cash provided by operating activities	23,707	5,873

Investing activities:
Property and equipment additions	(1,900)	(3,694)
Proceeds from property sales	441	856
Net cash used in investing activities	(1,459)	(2,838)

Financing activities:
Borrowings under Credit Agreement	18,000	—
Repayments under Credit Agreement	(18,625)	—
Principal repayments of finance lease obligations	(1,576)	(1,139)
Net proceeds from sale of equity	549	—
Dividends paid on common stock	(681)	(1,068)
Net cash used in financing activities	(2,333)	(2,207)

Increase in cash and cash equivalents, including restricted cash	19,915	828
Cash and cash equivalents, including restricted cash, at beginning of period	31,067	107,317
Cash and cash equivalents, including restricted cash, at end of period	$50,982	$108,145

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2023	$248	$19,965	$72,964	$93,177
Net losses	—	—	(1,999)	(1,999)
Stock-based compensation expense	—	283	—	283
Vesting of restricted awards	3	(3)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(222)	—	(222)
Shares sold under at-the-market
offering program	1	548	—	549
Dividends declared:
Common stock, $0.24/share	—	—	(608)	(608)
Awards under LTIP, $0.24/share	—	—	(25)	(25)
Balance, March 31, 2023	$252	$20,571	$70,332	$91,155

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2022	$433	$16,913	$143,040	$160,386
Net earnings	—	—	6,090	6,090
Stock-based compensation expense	—	195	—	195
Vesting of restricted awards	2	(2)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(86)	—	(86)
Dividends declared:
Common stock, $0.24/share	—	—	(1,048)	(1,048)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, March 31, 2022	$435	$17,020	$148,066	$165,521

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

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals. See Note 8 for further information regarding our business segments.

Basis of Presentation

Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of results expected for the full year of 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC on March 16, 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$42,135	$20,532
Restricted cash:
Collateral for outstanding letters of credit (1)	357	892
Captive insurance subsidiary (2)	8,490	9,643
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$50,982	$31,067
_____________
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

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2023	2,495,484
Vesting of restricted stock unit awards (see Note 13)	20,291
Vesting of performance share unit awards (see Note 13)	12,319
Shares withheld to cover taxes upon vesting of equity awards	(8,089)
Shares sold under at-the-market offering program	14,680
Balance, March 31, 2023	2,534,685

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The calculation of basic and diluted (losses) earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
(Losses) Earnings per share — numerator:
Net (losses) earnings	$(1,999)	$6,090

Denominator:
Basic weighted average number of shares outstanding	2,517	4,359

Basic (losses) earnings per share	$(0.79)	$1.40

Diluted (losses) earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	2,517	4,359
Restricted stock unit awards (1)	—	24
Performance share unit awards (1) (2)	—	11
Total diluted shares	2,517	4,394

Diluted (losses) earnings per share	$(0.79)	$1.39
_______________
(1)For the three months ended March 31, 2023, the effect of the restricted stock unit awards and the performance share unit awards on losses per share was anti-dilutive.
(2)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

Equity At-The-Market Offerings

During the three months ended March 31, 2023, we received net proceeds of approximately $0.6 million (net of offering costs to B. Riley Securities, Inc. of $27 thousand) from the sale of 14,680 of our common shares at an average price per share of approximately $40.74 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated December 23, 2020.

Fair Value Measurements

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities are recorded at fair value based on market quotations from actively traded liquid markets. The fair value of the term loan under our credit agreement (see Note 11 for further information) is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation
The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Crude Oil Marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$588,089	$736,034
Services transferred over time	44	—
Total revenues from contracts with customers	588,133	736,034
Other (1)	20,343	11,521
Total crude oil marketing revenue	$608,476	$747,555

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—
Services transferred over time	26,445	26,690
Total revenues from contracts with customers	26,445	26,690
Other	—	—
Total transportation revenue	$26,445	$26,690

Pipeline and storage: (2)
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—
Services transferred over time	—	—
Total revenues from contracts with customers	—	—
Other	—	—
Total pipeline and storage revenue	$—	$—

Logistics and repurposing:
Revenue from contracts with customers:
Goods transferred at a point in time	$8,154	$—
Services transferred over time	7,087	—
Total revenues from contracts with customers	15,241	—
Other	—	—
Total logistics and repurposing revenue	$15,241	$—

Subtotal:
Total revenues from contracts with customers	$629,819	$762,724
Total other (1)	20,343	11,521
Total consolidated revenues	$650,162	$774,245
_______________
(1)Other crude oil marketing revenues are recognized under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.
(2)All pipeline and storage revenue during the three months ended March 31, 2023 and 2022 was from an affiliated shipper, GulfMark Energy, Inc., our subsidiary, and was eliminated in consolidation.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Revenue gross-up	$286,702	$307,386

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022

Insurance premiums	$1,060	$1,220
Rents, licenses and other	1,968	1,898
Total prepayments and other current assets	$3,028	$3,118

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2023	2022

Tractors and trailers	5 – 6	$126,789	$128,223
Field equipment	2 – 5	24,725	24,676
Finance lease ROU assets (1)	3 – 6	34,113	25,106
Pipeline and related facilities	20 – 25	20,362	20,362
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	16,189	16,163
Office equipment	2 – 5	2,964	2,937
Land	N/A	2,309	2,309
Construction in progress	N/A	4,284	3,629
Total		235,657	227,327
Less accumulated depreciation and amortization		(125,393)	(120,902)
Property and equipment, net		$110,264	$106,425
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 15 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $11.6 million and $9.9 million at March 31, 2023 and December 31, 2022, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Depreciation and amortization, excluding amounts under finance leases	$4,824	$3,613
Amortization of property and equipment under finance leases	1,775	1,208
Amortization of intangible assets	451	192
Total depreciation and amortization	$7,050	$5,013

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

The purchase price allocation is subject to revision as acquisition-date fair value analyses are completed and if additional information about facts and circumstances that existed at the acquisition date becomes available. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, will be finalized as soon as practicable, but no later than one year from the closing of the acquisition. No changes to the purchase price allocation occurred during the first quarter of 2023.

Unaudited Pro Forma Financial Information

The unaudited pro forma condensed consolidated results of operations in the table below are provided for illustrative purposes only and summarize the combined results of our operations and those of Firebird and Phoenix. For purposes of this pro forma presentation, the acquisition of Firebird and Phoenix is assumed to have occurred on January 1, 2022. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets and certain other integration related impacts. This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2022, nor of the results of operations that may be obtained in the future (in thousands).

Three Months Ended
March 31,
2022

Revenues	$792,984
Net earnings	9,725

Basic net earnings per common share	$2.22
Diluted net earnings per common share	$2.21

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022

Insurance collateral deposits	$503	$463
State collateral deposits	23	23
Materials and supplies	1,222	1,257
Debt issuance costs	1,511	1,595
Other	336	360
Total other assets	$3,595	$3,698

We have established certain deposits to support participation in our liability insurance program and remittance of state crude oil severance taxes and other state collateral deposits. Insurance collateral deposits are held by the insurance company to cover past or potential open claims based upon a percentage of the expected losses under the insurance programs. Insurance collateral deposits are invested at the discretion of our insurance carrier.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Segment Reporting

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals.

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repurposing (1)	Other	Total

Three Months Ended March 31, 2023
Segment revenues (2)	$608,476	$26,530	$809	$16,747	$—	$652,562
Less: Intersegment revenues (2)	—	(85)	(809)	(1506)	—	(2,400)
Revenues	$608,476	$26,445	$—	$15,241	$—	$650,162

Segment operating earnings (losses) (3)	1,907	901	(1,201)	535	—	2,142
Depreciation and amortization	2,075	3,131	263	1,581	—	7,050
Property and equipment additions (4) (5)	275	167	971	460	27	1,900

Three Months Ended March 31, 2022
Segment revenues (2)	$747,555	$26,718	$897	$—	$—	$775,170
Less: Intersegment revenues (2)	—	(28)	(897)	—	—	(925)
Revenues	$747,555	$26,690	$—	$—	$—	$774,245

Segment operating earnings (losses) (3)	10,120	2,868	(822)	—	—	12,166
Depreciation and amortization	1,788	2,957	268	—	—	5,013
Property and equipment additions (4) (5)	3,124	535	27	—	8	3,694

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
(3)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $1.0 million and inventory liquidation gains of $8.7 million for the three months ended March 31, 2023 and 2022, respectively.
(4)Our segment property and equipment additions do not include assets acquired under finance leases during the three months ended March 31, 2023 and 2022. See Note 15 for further information.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to (losses) earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Segment operating earnings	$2,142	$12,166
General and administrative	(4,772)	(4,018)
Operating (losses) earnings	(2,630)	8,148
Interest and other income	204	24
Interest expense	(696)	(114)
(Losses) Earnings before income taxes	$(3,122)	$8,058

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022

Reporting segment:
Crude oil marketing	$183,972	$215,813
Transportation	61,115	60,405
Pipeline and storage	26,480	25,815
Logistics and repurposing	43,544	45,307
Cash and other (1)	56,452	36,819
Total assets	$371,563	$384,159
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities. Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

KSA and affiliate billings to us	$—	$6
Billings to KSA and affiliates	5	5
Rentals paid to an affiliate of KSA	137	114
Payments to KSA and affiliates for purchase of vehicles (1)	157	78
Rentals paid to affiliates of Scott Bosard	140	—
_______________
(1)Amounts paid to West Point Buick GMC are for the purchase of three and two pickup trucks during the three months ended March 31, 2023 and 2022, respectively.

Affiliate transactions include direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), an affiliated entity. KSA was our largest shareholder until October 31, 2022 when we repurchased the common stock owned by it. An affiliate of KSA served on our Board of Directors through the date of our 2023 annual meeting. We lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA. In addition, we purchase pickup trucks from West Point Buick GMC, an affiliate of KSA.

In connection with the acquisition of Firebird and Phoenix on August 12, 2022, we entered into four operating lease agreements for office and terminal locations with entities owned by Scott Bosard, one of the sellers, for periods ranging from two to five years.

Note 10. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022

Accrual for payroll, benefits and bonuses	$4,134	$6,435
Accrued automobile and workers’ compensation claims	5,269	5,579
Contingent consideration for acquisition	2,566	2,566
Accrued medical claims	936	1,007
Accrued taxes	2,185	2,208
Other	1,537	1,419
Total other current liabilities	$16,627	$19,214

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Long-Term Debt

On October 27, 2022, we entered into a Credit Agreement (the “Credit Agreement”) with Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement provides for (a) a revolving credit facility that allows for borrowings up to $60.0 million in aggregate principal amount from time to time (the “Revolving Credit Facility”) and (b) a Term Loan in aggregate principal amount of $25.0 million (the “Term Loan”). The Revolving Credit Facility matures on October 27, 2027 unless earlier terminated.

At March 31, 2023, we had $23.8 million outstanding under the Term Loan at a weighted average interest rate of 6.81 percent, and $20.4 million letters of credit outstanding at a fee of 2.00 percent. No amounts were outstanding under the Revolving Credit Facility. The following table presents the scheduled maturities of principal amounts of our debt obligations at March 31, 2023 for the next five years, and in total thereafter (in thousands):

Remainder of 2023	$1,875
2024	2,500
2025	2,500
2026	2,500
2027	14,375
Total debt maturities	$23,750

At March 31, 2023, we were in compliance with all covenants under the Credit Agreement.

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

At March 31, 2023, we had in place one commodity purchase and sale contract, entered into in March 2023 for a total of 100,000 barrels of crude oil to be purchased and sold in April 2023, and one commodity purchase contract, entered into in 2022, for the purchase of 126,000 gallons of diesel fuel per month during January 2023 through December 2023.

At December 31, 2022, we had in place three commodity purchase and sale contracts, entered into in 2022 for a total of 300,000 barrels of crude oil to be purchased and sold in January 2023, and one commodity purchase contract, also entered into in 2022, for the purchase of 126,000 gallons of diesel fuel per month during January 2023 through December 2023.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
March 31, 2023
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$157	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$157	$—	$—	$—

December 31, 2022
Asset derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon commodity
contracts at gross valuation	—	—	330	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$330	$—

We only enter into commodity contracts with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At March 31, 2023 and December 31, 2022, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month commodity contracts (derivatives) reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended
	March 31,
	2023	2022

Revenues – marketing	$—	$19
Cost and expenses – marketing	(486)	—

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
March 31, 2023
Derivatives:
Current assets	$—	$157	$—	$—	$157
Current liabilities	—	—	—	—	—
Net value	$—	$157	$—	$—	$157

December 31, 2022
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	(330)	—	—	(330)
Net value	$—	$(330)	$—	$—	$(330)

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores, to evaluate the likelihood of default by us or our counterparties. At March 31, 2023 and December 31, 2022, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 13. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through March 31, 2023, a total of 122,829 shares were available for issuance.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Compensation expense	$283	$195

At March 31, 2023 and December 31, 2022, we had $92,400 and $140,300, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP or as inducement awards.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2023	70,244	$31.89
Granted (2)	23,409	$57.18
Vested	(20,291)	$29.76
Forfeited	(312)	$44.59
Restricted stock unit awards at March 31, 2023	73,050	$40.53
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during the first three months of 2023 was $1.3 million based on grant date market prices of our common shares ranging from $37.56 to $58.05 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $1.5 million at March 31, 2023. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.8 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2023	30,687	$28.59
Granted (2)	12,061	$56.84
Vested	(12,319)	$24.96
Forfeited	—	$—
Performance share unit awards at March 31, 2023	30,429	$41.26
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during the first three months of 2023 was $0.7 million based on grant date market prices of our common shares ranging from $38.42 to $58.05 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $1.0 million at March 31, 2023. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.5 years.

Note 14. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Cash paid for interest	$636	$114
Cash paid for federal and state income taxes	2	—

Non-cash transactions:
Change in accounts payable related to property and equipment additions	52	—
Property and equipment acquired under finance leases	9,007	—

See Note 15 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Finance lease cost:
Amortization of ROU assets	$1,774	$1,207
Interest on lease liabilities	238	80
Operating lease cost	878	673
Short-term lease cost	3,698	3,781
Variable lease cost	5	6
Total lease expense	$6,593	$5,747

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$777	$673
Operating cash flows from finance leases (1)	224	80
Financing cash flows from finance leases	1,576	1,139

ROU assets obtained in exchange for new lease liabilities:
Finance leases	9,007	—
Operating leases	401	196
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Weighted-average remaining lease term (years):
Finance leases	3.89	3.39
Operating leases	3.32	3.63

Weighted-average discount rate:
Finance leases	4.6%	2.6%
Operating leases	4.1%	3.7%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022
Assets
Finance lease ROU assets (1)	$22,496	$15,264
Operating lease ROU assets	7,414	7,720

Liabilities
Current
Finance lease liabilities	5,221	4,382
Operating lease liabilities	2,821	2,712
Noncurrent
Finance lease liabilities	18,677	12,085
Operating lease liabilities	4,595	5,007
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at March 31, 2023 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2023	$4,779	$2,330
2024	5,492	2,789
2025	6,625	1,061
2026	4,211	891
2027	4,643	570
Thereafter	948	237
Total lease payments	26,698	7,878
Less: Interest	(2,800)	(462)
Present value of lease liabilities	23,898	7,416
Less: Current portion of lease obligation	(5,221)	(2,821)
Total long-term lease obligation	$18,677	$4,595

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2022 (in thousands):

	Finance	Operating
	Lease	Lease

2023	$4,870	$2,958
2024	3,629	2,617
2025	4,652	962
2026	2,482	879
2027	2,179	570
Thereafter	—	237
Total lease payments	17,812	8,223
Less: Interest	(1,345)	(504)
Present value of lease liabilities	16,467	7,719
Less: Current portion of lease obligation	(4,382)	(2,712)
Total long-term lease obligation	$12,085	$5,007

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022

Accrued automobile and workers’ compensation claims	$5,269	$5,579
Accrued medical claims	936	1,007

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as filed on March 16, 2023 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2022 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

Adams Resources & Energy, Inc., a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). In addition, we conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with twenty terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-spec fuels, lubricants, crude oil and other chemicals. See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our business segments.

Recent Developments

On May 4, 2023, we acquired approximately 10.6 acres of land in the Gulf Inland Industrial Park, located in Dayton, Texas, for approximately $1.8 million to build a new processing facility for Phoenix with rail spur and siding, product storage, and truck rack. Phoenix will build new infrastructure to service its existing customers and to create opportunities for growing the business. Phoenix will also relocate its headquarters from Humble, Texas to this new location.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change (1)

Revenues	$608,476	$747,555	(19%)
Operating earnings (2)	1,907	10,120	(81%)
Depreciation and amortization	2,075	1,788	16%
Driver compensation	5,008	4,626	8%
Insurance	1,786	1,734	3%
Fuel	2,859	2,546	12%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory valuation losses of $1.0 million and inventory liquidation gains of $8.7 million for the three months ended March 31, 2023 and 2022, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Field level purchase volumes – per day (1)
Crude oil – barrels	94,030	90,385

Average purchase price
Crude oil – per barrel	$73.27	$92.70
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Crude oil marketing revenues decreased by $139.1 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $162.7 million. This was partially offset by higher overall crude oil volumes, which increased revenues by approximately $23.6 million. The average crude oil price received was $92.70 during the three months ended March 31, 2022, which decreased to $73.27 during the three months ended March 31, 2023. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The market price of crude oil decreased during the 2023 period as compared to the 2022 period primarily as a result of a return of global crude oil demand in 2022 following the pandemic. In addition, the invasion of Ukraine by Russia also contributed to an increase in the market price of crude oil in the first half of 2022. In the second half of 2022 and continuing into 2023, weakness in the Chinese economy and concern over economic recession caused crude oil prices to fall, while still remaining historically high.

Driver compensation increased by $0.4 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to an increase in driver pay, higher volumes transported and a higher overall driver count in the 2023 period as compared to the same period in 2022.

Insurance costs during the three months ended March 31, 2023 were consistent with the same period in 2022. The higher overall driver count in the 2023 period was offset in part by our safety performance during the current period. Fuel costs increased by $0.3 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to higher fuel prices.

Depreciation and amortization increased by $0.3 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2022 and 2023.

Our crude oil marketing operating earnings decreased by $8.2 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily as a result of inventory valuation changes (as shown in the table below), a decrease in the average market price of crude oil and higher operating expenses in the 2023 period, partially offset by higher crude oil volumes in the 2023 period.

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

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance without the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

As reported segment operating earnings	$1,907	$10,120
Add (subtract):
Inventory liquidation gains	—	(8,717)
Inventory valuation losses	1,017	—
Derivative valuation gains	(486)	(19)
Field level operating earnings (1)	$2,438	$1,384
_______________
(1)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to higher crude oil volumes in the 2023 period, partially offset by lower crude oil prices and higher fuel costs and higher driver compensation.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	March 31, 2023		December 31, 2022
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	285,440	$74.46	328,562	$78.39

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings, selected costs and operating data were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change (1)

Revenues	$26,445	$26,690	(1%)
Operating earnings	$901	$2,868	(69%)
Depreciation and amortization	$3,131	$2,957	6%
Driver commissions and wages	$3,727	$3,765	(1%)
Insurance	$2,180	$2,149	1%
Fuel	$2,678	$2,802	(4%)
Maintenance expense	$1,387	$1,248	11%
Mileage (000s)	6,552	6,798	(4%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Total transportation revenue	$26,445	$26,690
Diesel fuel cost	(2,678)	(2,802)
Revenues, net of fuel costs (1)	$23,767	$23,888
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues decreased by $0.2 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Transportation revenues, net of fuel costs, decreased by $0.1 million during the three months ended March 31, 2023, as compared to the prior year period. These decreases in transportation revenues were primarily due to decreased transportation rates during the 2023 period as a result of a slight softening in the transportation market due to changes in demand, supply chain issues and inflation.

Driver commissions during the three months ended March 31, 2023 were consistent with the three months ended March 31, 2022, primarily due to an increase in driver pay in July 2022 and an increase in the number of drivers, partially offset by lower mileage during the 2023 period.

Fuel costs decreased by $0.1 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily as a result of lower miles traveled during the 2023 period. Insurance costs remained relatively constant during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to consistent insurance premiums during the 2022 and 2023 periods. Maintenance expense increased by $0.1 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to repairs and maintenance to older tractors and trailers in our fleet and escalating prices in parts, repairs and maintenance.

Depreciation and amortization expense increased by $0.2 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily as a result of the timing of purchases of new tractors and trailers in 2022 and 2023.

Our transportation operating earnings decreased by $2.0 million for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to lower revenues as a result of decreased transportation rates and higher depreciation and amortization expense, maintenance expense and other operating costs.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Change (1)

Segment revenues (2)	$809	$897	(10%)
Less: Intersegment revenues (2)	(809)	(897)	(10%)
Revenues	$—	$—	—%

Operating losses	(1,201)	(822)	46%
Depreciation and amortization	263	268	(2%)
Insurance	217	200	9%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended
	March 31,
	2023	2022

Pipeline throughput	10,088	10,486
Terminalling	10,395	10,948

During each of the three months ended March 31, 2023 and 2022, all pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper. All pipeline and storage revenues earned from GulfMark are eliminated in consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations. Segment revenues from GulfMark decreased by $0.1 million for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to lower volumes transported by GulfMark during the current period.

We are currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to complete construction and place the assets into commercial service during the second or third quarter of 2023. In addition, we are exploring new connections with other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Our pipeline and storage operating losses increased by $0.4 million during the three months ended March 31, 2023 as compared to the 2022 period, primarily due to increases in operating salaries and wages and related personnel costs, materials and supplies, outside service costs and insurance costs in the 2023 period.

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating earnings and selected costs were as follows for the period indicated (in thousands):

Three Months Ended
March 31,
2023

Revenues	$15,241
Operating earnings	535
Depreciation and amortization	1,581
Driver commissions	2,045
Insurance	568
Fuel	994
Maintenance expense	509

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

General and Administrative Expense

General and administrative expense increased by $0.8 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to higher salaries and wages and related personnel costs, outside service costs and audit fees.

Interest Expense

Interest expense increased by $0.6 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to higher interest expense related to the outstanding Term Loan of $23.8 million under our credit agreement with Cadence Bank (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$42,135	$20,532
Working capital	15,695	19,083

Our cash balance at March 31, 2023 increased by 105 percent from December 31, 2022, as discussed further below.

We have in place a credit agreement (the “Credit Agreement”) with Cadence Bank. The Credit Agreement provides for (a) a revolving credit facility that allows for borrowings up to $60.0 million in aggregate principal amount from time to time, and (b) a term loan in aggregate principal amount of $25.0 million (the “Term Loan”). We may also obtain letters of credit under the revolving credit facility up to a maximum amount of $30.0 million, which reduces availability under the revolving credit facility by a like amount. Borrowings under the revolving credit facility may be, at our option, base rate loans (defined by reference to the higher of the prime rate, the federal funds rate or an adjusted term SOFR for a one month tenor plus one percent) or SOFR loans, in each case plus an applicable margin, the amount of which is determined by reference to our consolidated total leverage ratio, and is between 1 percent and 2 percent for base rate loans and between 2 percent and 3 percent for SOFR loans.

The term loan amortizes on a 10-year schedule with quarterly payments beginning December 31, 2022, and matures October 27, 2027. Proceeds of the term loan were used, together with additional cash on hand, to fund the repurchase of shares from the KSA and certain of its affiliates. The term loan bears interest at the SOFR loan rate plus the applicable margin for SOFR loans.

We are required to maintain compliance with certain financial covenants under the Credit Agreement, including a consolidated leverage ratio, an asset coverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2023. At March 31, 2023, we had $23.8 million of borrowings outstanding under the Credit Agreement, representing the remaining principal balance of the Term Loan, with a weighted average interest rate of 6.81 percent. We also had $20.4 million of letters of credit issued under the Credit Agreement at a fee of 2.00 percent per annum. No amounts were outstanding under the revolving credit facility. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), in which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price at which the shares will be sold will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the three months ended March 31, 2023, we received net proceeds of approximately $0.6 million (net of offering costs to the Agent of $27 thousand) from the sale of 14,680 of our common shares at an average price per share of approximately $40.74 under this agreement.

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

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Cash provided by (used in):
Operating activities	$23,707	$5,873
Investing activities	(1,459)	(2,838)
Financing activities	(2,333)	(2,207)

Operating activities. Net cash flows provided by operating activities for the three months ended March 31, 2023 increased by $17.8 million as compared to the same period in 2022. The increase in net cash flows from operating activities was primarily due to changes in our working capital accounts. Early payments received from customers increased by approximately $5.4 million in the 2023 period, and early payments made to suppliers decreased by approximately $4.9 million in the 2023 period. Crude oil inventory decreased by $4.6 million at March 31, 2023, primarily due to a decrease in the price of our crude oil inventory, which decreased from $78.39 per barrel at December 31, 2022 to $74.46 per barrel at March 31, 2023, and a decrease of 13.1 percent in the number of barrels held in inventory.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2023	2022

Early payments received	$50,672	$45,265
Prepayments to suppliers	9,112	14,055

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. The timing of payments and receipts of these early pays received and paid can have a significant impact on our cash balance.

Investing activities. Net cash flows used in investing activities for the three months ended March 31, 2023 decreased by $1.4 million as compared to the same period in 2022. This decrease was due to a decrease of $1.8 million in capital spending for property and equipment (see following table), partially offset by a decrease of $0.4 million in cash proceeds from the sales of assets.

Capital spending was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Crude oil marketing (1)	$275	$3,124
Transportation (2)	167	535
Pipeline and storage (3)	971	27
Logistics and repurposing (4)	460	—
Other (5)	27	8
Capital spending	$1,900	$3,694
_______________
(1)2023 amount relates to the purchase of various field equipment, and the 2022 amount relates to the purchase of 13 tractors and other field equipment.
(2)2023 amount relates to the purchase of various field equipment, and the 2022 amount relates to the purchase of three tractors and other field equipment.
(3)2023 amount relates to spending for the continued construction of a planned pipeline connection, which is expected to be placed in commercial service during the second or third quarter of 2023, and the 2022 amount relates to the purchase of field equipment.
(4)2023 amount relates to the purchase of two tractors and various field equipment.
(5)Other capital spending relates to the purchase of office and computer equipment.

Financing activities. Net cash used in financing activities was $2.3 million for the three months ended March 31, 2023 as compared to $2.2 million for the three months ended March 31, 2022. The increase in net cash flows used in financing activities of $0.1 million was primarily due to the following cash outflows and inflows:

•an increase in the 2023 period in net repayments under our credit agreement. During the three months ended March 31, 2023, we made a principal payment of $0.6 million on the Term Loan. During the three months ended March 31, 2023, we also borrowed and repaid $18.0 million under the revolving credit facility under our credit agreement, primarily for working capital purposes;
•an increase in the 2023 period of $0.4 million for principal repayments made for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations);
•an increase in the 2023 period in net proceeds from the sale of common shares under the ATM program. During the three months ended March 31, 2023, we received net proceeds of approximately $0.6 million from the sale of 14,680 of our common shares; and
•a decrease in the 2023 period in cash dividends paid on our common shares. During each of the three months ended March 31, 2023 and 2022, we paid cash dividends of $0.24 per common share, or totals of $0.7 million and $1.1 million, respectively. On October 31, 2022, the number of common shares outstanding decreased by 1.9 million as a result of the repurchase of shares from KSA and certain of its affiliates.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at March 31, 2023 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$29,470	$4,053	$7,596	$17,821	$—
Finance lease obligations (2)	26,698	6,181	11,942	8,575	—
Operating lease obligations (3)	7,878	3,058	3,369	1,270	181
Purchase obligations (4)	15,981	15,981	—	—	—
Total contractual obligations	$80,027	$29,273	$22,907	$27,666	$181
_______________
(1)Represents scheduled future maturities for amounts due under the Term Loan under our Credit Agreement plus estimated cash payments for interest. Interest payments are based upon the principal amount of the amount outstanding and the applicable interest rate at March 31, 2023. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase 35 new tractors and 34 new trailers in our transportation business, 20 new tractors in our crude oil marketing business and 18 new tractors and two new trailers in our logistics and repurposing segment.

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

Transactions with Affiliates

For more information regarding transactions with our affiliates during the three months ended March 31, 2023 and 2022, see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2022 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2022 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2022 Form 10-K or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 1, 2022).
10.1+*	Form of Employee Performance Share Unit Award Agreement for 2023 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, as amended.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	May 9, 2023	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)