Form 10-Q
period 2023-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2023-08-09
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 2,534,685 shares of Common Stock were outstanding at August 1, 2023.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8,974	$20,532
Restricted cash	8,784	10,535
Accounts receivable, net of allowance for doubtful
accounts of $78 and $88, respectively	158,433	189,039
Inventory	26,523	26,919
Income tax receivable	469	—
Prepayments and other current assets	2,608	3,118
Total current assets	205,791	250,143
Property and equipment, net	111,834	106,425
Operating lease right-of-use assets, net	6,783	7,720
Intangible assets, net	8,837	9,745
Goodwill	6,673	6,428
Other assets	3,564	3,698
Total assets	$343,482	$384,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,787	$204,391
Accounts payable – related party	—	31
Derivative liabilities	30	330
Current portion of finance lease obligations	6,444	4,382
Current portion of operating lease liabilities	2,802	2,712
Current portion of long-term debt	2,500	—
Other current liabilities	14,011	19,214
Total current liabilities	188,574	231,060
Other long-term liabilities:
Long-term debt	20,625	24,375
Asset retirement obligations	2,650	2,459
Finance lease obligations	20,693	12,085
Operating lease liabilities	3,986	5,007
Deferred taxes and other liabilities	15,233	15,996
Total liabilities	251,761	290,982

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 2,534,685 and 2,495,484 shares outstanding, respectively	252	248
Contributed capital	20,943	19,965
Retained earnings	70,526	72,964
Total shareholders’ equity	91,721	93,177
Total liabilities and shareholders’ equity	$343,482	$384,159
See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Marketing	$585,272	$962,516	$1,193,748	$1,710,071
Transportation	24,452	29,534	50,897	56,224
Pipeline and storage	249	—	249	—
Logistics and repurposing	14,793	—	30,034	—
Total revenues	624,766	992,050	1,274,928	1,766,295

Costs and expenses:
Marketing	579,753	955,511	1,184,247	1,691,158
Transportation	20,260	23,674	42,673	44,539
Pipeline and storage	753	606	1,691	1,160
Logistics and repurposing	13,202	—	26,327	—
General and administrative	1,715	4,211	6,487	8,229
Depreciation and amortization	7,303	5,088	14,353	10,101
Total costs and expenses	622,986	989,090	1,275,778	1,755,187

Operating earnings (losses)	1,780	2,960	(850)	11,108

Other income (expense):
Interest and other income	570	303	774	327
Interest expense	(802)	(136)	(1,498)	(250)
Total other (expense) income, net	(232)	167	(724)	77

Earnings (Losses) before income taxes	1,548	3,127	(1,574)	11,185
Income tax (provision) benefit	(721)	(651)	402	(2,619)

Net earnings (losses)	$827	$2,476	$(1,172)	$8,566

Earnings (Losses) per share:
Basic net earnings (losses) per common share	$0.33	$0.57	$(0.46)	$1.96
Diluted net earnings (losses) per common share	$0.32	$0.56	$(0.46)	$1.95

Dividends per common share	$0.24	$0.24	$0.48	$0.48

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net (losses) earnings	$(1,172)	$8,566
Adjustments to reconcile net (losses) earnings to net cash
used in operating activities:
Depreciation and amortization	14,353	10,101
Gains on sales of property	(766)	(938)
Provision for doubtful accounts	(10)	(8)
Stock-based compensation expense	655	458
Change in contingent consideration liability	(2,566)	—
Deferred income taxes	(770)	(332)
Net change in fair value contracts	(300)	(630)
Changes in assets and liabilities:
Accounts receivable	30,616	(129,837)
Accounts receivable/payable, affiliates	(31)	—
Inventories	396	(42,339)
Income tax receivable	(469)	6,424
Prepayments and other current assets	510	382
Accounts payable	(41,606)	121,144
Accrued liabilities	(2,564)	2,614
Other	116	217
Net cash used in operating activities	(3,608)	(24,178)

Investing activities:
Property and equipment additions	(5,908)	(4,783)
Proceeds from property sales	1,444	1,374
Net cash used in investing activities	(4,464)	(3,409)

Financing activities:
Borrowings under Credit Agreement	38,000	30,000
Repayments under Credit Agreement	(39,250)	(30,000)
Principal repayments of finance lease obligations	(3,247)	(2,306)
Net proceeds from sale of equity	549	283
Dividends paid on common stock	(1,289)	(2,126)
Net cash used in financing activities	(5,237)	(4,149)

Decrease in cash and cash equivalents, including restricted cash	(13,309)	(31,736)
Cash and cash equivalents, including restricted cash, at beginning of period	31,067	107,317
Cash and cash equivalents, including restricted cash, at end of period	$17,758	$75,581

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2023	$248	$19,965	$72,964	$93,177
Net loss	—	—	(1,999)	(1,999)
Stock-based compensation expense	—	283	—	283
Vesting of restricted awards	3	(3)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(222)	—	(222)
Shares sold under at-the-market
offering program	1	548	—	549
Dividends declared:
Common stock, $0.24/share	—	—	(608)	(608)
Awards under LTIP, $0.24/share	—	—	(25)	(25)
Balance, March 31, 2023	252	20,571	70,332	91,155
Net earnings	—	—	827	827
Stock-based compensation expense	—	372	—	372
Dividends declared:
Common stock, $0.24/share	—	—	(608)	(608)
Awards under LTIP, $0.24/share	—	—	(25)	(25)
Balance, June 30, 2023	$252	$20,943	$70,526	$91,721

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2022	$433	$16,913	$143,040	$160,386
Net earnings	—	—	6,090	6,090
Stock-based compensation expense	—	195	—	195
Vesting of restricted awards	2	(2)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(86)	—	(86)
Dividends declared:
Common stock, $0.24/share	—	—	(1,048)	(1,048)
Awards under LTIP, $0.24/share	—	—	(16)	(16)
Balance, March 31, 2022	435	17,020	148,066	165,521
Net earnings	—	—	2,476	2,476
Stock-based compensation expense	—	263	—	263
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(24)	—	(24)
Shares sold under at-the-market
offering program	1	282	—	283
Dividends declared:
Common stock, $0.24/share	—	—	(1,049)	(1,049)
Awards under LTIP, $0.24/share	—	—	(18)	(18)
Balance, June 30, 2022	$436	$17,541	$149,475	$167,452

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

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results expected for the full year of 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC on March 16, 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022

Cash and cash equivalents	$8,974	$20,532
Restricted cash:
Collateral for outstanding letters of credit (1)	356	892
Captive insurance subsidiary (2)	8,428	9,643
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$17,758	$31,067
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

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2023	2,495,484
Vesting of restricted stock unit awards (see Note 13)	20,291
Vesting of performance share unit awards (see Note 13)	12,319
Shares withheld to cover taxes upon vesting of equity awards	(8,089)
Shares sold under at-the-market offering program	14,680
Balance, March 31, 2023	2,534,685
No activity	—
Balance, June 30, 2023	2,534,685

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The calculation of basic and diluted earnings (losses) per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Earnings (Losses) per share — numerator:
Net earnings (losses)	$827	$2,476	$(1,172)	$8,566

Denominator:
Basic weighted average number of shares outstanding	2,535	4,371	2,526	4,365

Basic net earnings (losses) per share	$0.33	$0.57	$(0.46)	$1.96

Diluted earnings (losses) per share:
Diluted weighted average number of shares outstanding:
Common shares	2,535	4,371	2,526	4,365
Restricted stock unit awards (1)	14	21	—	22
Performance share unit awards (1) (2)	12	12	—	12
Total diluted shares	2,561	4,404	2,526	4,399

Diluted net earnings (losses) per share	$0.32	$0.56	$(0.46)	$1.95
_______________
(1)For the six months ended June 30, 2023, the effect of the restricted stock unit awards and the performance share unit awards on losses per share was anti-dilutive.
(2)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

Equity At-The-Market Offerings

During the six months ended June 30, 2023, we received net proceeds of approximately $0.6 million (net of offering costs to B. Riley Securities, Inc. of $27 thousand) from the sale of 14,680 of our common shares at an average price per share of approximately $40.74 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated December 23, 2020.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation
The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Crude Oil Marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$580,636	$952,325	$1,168,725	$1,688,359
Services transferred over time	292	—	336	—
Total revenues from contracts with customers	580,928	952,325	1,169,061	1,688,359
Other (1)	4,344	10,191	24,687	21,712
Total crude oil marketing revenue	$585,272	$962,516	$1,193,748	$1,710,071

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	24,452	29,534	50,897	56,224
Total revenues from contracts with customers	24,452	29,534	50,897	56,224
Other	—	—	—	—
Total transportation revenue	$24,452	$29,534	$50,897	$56,224

Pipeline and storage: (2)
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	249	—	249	—
Total revenues from contracts with customers	249	—	249	—
Other	—	—	—	—
Total pipeline and storage revenue	$249	$—	$249	$—

Logistics and repurposing:
Revenue from contracts with customers:
Goods transferred at a point in time	$9,009	$—	$17,163	$—
Services transferred over time	5,784	—	12,871	—
Total revenues from contracts with customers	14,793	—	30,034	—
Other	—	—	—	—
Total logistics and repurposing revenue	$14,793	$—	$30,034	$—

Subtotal:
Total revenues from contracts with customers	$620,422	$981,859	$1,250,241	$1,744,583
Total other (1)	4,344	10,191	24,687	21,712
Total consolidated revenues	$624,766	$992,050	$1,274,928	$1,766,295
_______________
(1)Other crude oil marketing revenues are recognized under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)All pipeline and storage revenue during the three and six months ended June 30, 2022 and for the period from January 1, 2023 to May 31, 2023 was from an affiliated shipper, GulfMark Energy, Inc., our subsidiary, and was eliminated in consolidation. During June 2023, we began earning revenue from an unaffiliated shipper.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue gross-up	$240,969	$419,081	$527,671	$726,467

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022

Insurance premiums	$766	$1,220
Rents, licenses and other	1,842	1,898
Total prepayments and other current assets	$2,608	$3,118

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2023	2022

Tractors and trailers	5 – 6	$126,419	$128,223
Field equipment	2 – 5	24,964	24,676
Finance lease ROU assets (1)	3 – 6	37,890	25,106
Pipeline and related facilities	20 – 25	20,362	20,362
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	16,189	16,163
Office equipment	2 – 5	2,964	2,937
Land	N/A	4,163	2,309
Construction in progress	N/A	4,823	3,629
Total		241,696	227,327
Less accumulated depreciation and amortization		(129,862)	(120,902)
Property and equipment, net		$111,834	$106,425
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 15 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $12.2 million and $9.9 million at June 30, 2023 and December 31, 2022, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Depreciation and amortization, excluding amounts under finance leases	$4,913	$3,639	$9,737	$7,252
Amortization of property and equipment under finance leases	1,933	1,261	3,708	2,469
Amortization of intangible assets	457	188	908	380
Total depreciation and amortization	$7,303	$5,088	$14,353	$10,101

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

The purchase price allocation was subject to revision as acquisition-date fair value analyses were completed and if additional information about facts and circumstances that existed at the acquisition date became available. During the period ended June 30, 2023, we revised the fair value of certain tractors and trailers, resulting in a decrease in the amount allocated to property and equipment of $0.2 million and with a corresponding increase in goodwill. No other changes to the purchase price allocation occurred during the first half of 2023. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, was finalized during the second quarter of 2023.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the final purchase price allocation of the indentifiable assets acquired and liabilities assumed at the acquisition date of August 12, 2022 (in thousands):

Assets acquired:
Cash and cash equivalents	$2,203
Accounts receivable	4,653
Inventory	643
Other current assets	137
Property and equipment	24,809
Intangible assets	7,607
Goodwill	6,673
Other assets	458
Total assets acquired	$47,183

Liabilities assumed:
Accounts payable and other accrued liabilities	$(1,696)
Deferred tax liabilities	(6,207)
Total liabilities assumed	$(7,903)
Net assets acquired	$39,280

During the second quarter of 2023, based upon a review of the contingent consideration calculation terms, we determined that no payment would be made to the Sellers, and as such, we adjusted our accrual of $2.6 million that had been recorded as part of the purchase price allocation. The reversal of the accrual for the contingent consideration is included in general and administrative expense on our unaudited condensed consolidated statements of operations.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022

Revenues	$1,009,694	$1,802,675
Net earnings	5,257	14,982

Basic net earnings per common share	$1.20	$3.42
Diluted net earnings per common share	$1.19	$3.39

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022

Insurance collateral deposits	$503	$463
State collateral deposits	23	23
Materials and supplies	1,281	1,257
Debt issuance costs	1,427	1,595
Other	330	360
Total other assets	$3,564	$3,698

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repurposing (1)	Other	Total

Three Months Ended June 30, 2023
Segment revenues (2)	$585,272	$24,576	$894	$15,780	$—	$626,522
Less: Intersegment revenues (2)	—	(124)	(645)	(987)	—	(1,756)
Revenues	$585,272	$24,452	$249	$14,793	$—	$624,766

Segment operating earnings (losses) (3)	3,351	1,056	(779)	(133)	—	3,495
Depreciation and amortization	2,168	3,136	275	1,724	—	7,303
Property and equipment additions (4) (5)	394	1,171	270	2,088	85	4,008

Three Months Ended June 30, 2022
Segment revenues (2)	$962,516	$29,593	$1,163	$—	$—	$993,272
Less: Intersegment revenues (2)	—	(59)	(1,163)	—	—	(1,222)
Revenues	$962,516	$29,534	$—	$—	$—	$992,050

Segment operating earnings (losses) (3)	5,111	2,937	(877)	—	—	7,171
Depreciation and amortization	1,894	2,923	271	—	—	5,088
Property and equipment additions (4) (5)	884	159	46	—	—	1,089

Six Months Ended June 30, 2023
Segment revenues (2)	$1,193,748	$51,106	$1,703	$32,527	$—	$1,279,084
Less: Intersegment revenues (2)	—	(209)	(1,454)	(2,493)	—	(4,156)
Revenues	$1,193,748	$50,897	$249	$30,034	$—	$1,274,928

Segment operating earnings (losses) (3)	5,258	1,957	(1,980)	402	—	5,637
Depreciation and amortization	4,243	6,267	538	3,305	—	14,353
Property and equipment additions (4) (5)	669	1,338	1,241	2,548	112	5,908

Six Months Ended June 30, 2022
Segment revenues (2)	$1,710,071	$56,311	$2,060	$—	$—	$1,768,442
Less: Intersegment revenues (2)	—	(87)	(2,060)	—	—	(2,147)
Revenues	$1,710,071	$56,224	$—	$—	$—	$1,766,295

Segment operating earnings (losses) (3)	15,231	5,805	(1,699)	—	—	19,337
Depreciation and amortization	3,682	5,880	539	—	—	10,101
Property and equipment additions (4) (5)	4,008	694	73	—	8	4,783
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
(3)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $1.0 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, our crude oil marketing segment’s operating (losses) earnings included inventory valuation losses of $2.0 million and inventory liquidation gains of $7.2 million, respectively.
(4)Our segment property and equipment additions do not include assets acquired under finance leases during the three and six months ended June 30, 2023 and 2022. See Note 15 for further information.
(5)Amounts included in property and equipment additions for Other are additions for computer or other office equipment and a company vehicle at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Segment operating earnings	$3,495	$7,171	$5,637	$19,337
General and administrative	(1,715)	(4,211)	(6,487)	(8,229)
Operating earnings (losses)	1,780	2,960	(850)	11,108
Interest and other income	570	303	774	327
Interest expense	(802)	(136)	(1,498)	(250)
Earnings (Losses) before income taxes	$1,548	$3,127	$(1,574)	$11,185

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022

Reporting segment:
Crude oil marketing	$193,478	$215,813
Transportation	58,276	60,405
Pipeline and storage	25,444	25,815
Logistics and repurposing	43,097	45,307
Cash and other (1)	23,187	36,819
Total assets	$343,482	$384,159
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities. Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

KSA and affiliate billings to us	$—	$—	$—	$6
Billings to KSA and affiliates	4	5	9	10
Rentals paid to an affiliate of KSA	95	138	232	252
Payments to an affiliate of KSA for purchase of vehicles (1)	—	—	157	78
Rentals paid to affiliates of Scott Bosard	140	—	280	—
_______________
(1)Amounts paid to West Point Buick GMC are for the purchase of three and two pickup trucks during the six months ended June 30, 2023 and 2022, respectively.

Affiliate transactions included direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), an affiliated entity. We lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA. In addition, we purchase pickup trucks from West Point Buick GMC, an affiliate of KSA. KSA was our largest shareholder until October 31, 2022 when we repurchased the common stock owned by it. An affiliate of KSA served on our Board of Directors through the date of our 2023 annual meeting, when he retired. As of May 31, 2023, KSA and its affiliates are no longer related parties.

In connection with the acquisition of Firebird and Phoenix on August 12, 2022, we entered into four operating lease agreements for office and terminal locations with entities owned by Scott Bosard, one of the sellers, for periods ranging from two to five years.

Note 10. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022

Accrual for payroll, benefits and bonuses	$5,563	$6,435
Accrued automobile and workers’ compensation claims	5,690	5,579
Contingent consideration for acquisition (see Note 6)	—	2,566
Accrued medical claims	1,085	1,007
Accrued taxes	496	2,208
Other	1,177	1,419
Total other current liabilities	$14,011	$19,214

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

At June 30, 2023, we had $23.1 million outstanding under the Term Loan at a weighted average interest rate of 7.71 percent, and $20.4 million letters of credit outstanding at a fee of 2.50 percent. No amounts were outstanding under the Revolving Credit Facility. The following table presents the scheduled maturities of principal amounts of our debt obligations at June 30, 2023 for the next five years, and in total thereafter (in thousands):

Remainder of 2023	$1,250
2024	2,500
2025	2,500
2026	2,500
2027	14,375
Total debt maturities	$23,125

At June 30, 2023, we were in compliance with all covenants under the Credit Agreement.

See Note 17 regarding information relating to an amendment to the Credit Agreement.

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

At June 30, 2023, we had in place three derivative instruments, entered into in June 2023 for a total of 250,000 barrels of crude oil to be purchased and sold in July 2023, and one derivative instrument, entered into in 2022, for the purchase of 126,000 gallons of diesel fuel per month during January 2023 through December 2023.

At December 31, 2022, we had in place three derivative instruments, entered into in 2022 for a total of 300,000 barrels of crude oil to be purchased and sold in January 2023, and one derivative instrument, also entered into in 2022, for the purchase of 126,000 gallons of diesel fuel per month during January 2023 through December 2023.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair value of forward month derivatives instruments reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
June 30, 2023
Asset derivatives:
Fair value forward derivative instruments
at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward derivative instruments
at gross valuation	—	—	30	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$30	$—

December 31, 2022
Asset derivatives:
Fair value forward derivative instruments
at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward derivative instruments
at gross valuation	—	—	330	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$330	$—

We only enter into derivative instruments with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At June 30, 2023 and December 31, 2022, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month derivatives instruments reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues – marketing	$—	$(14)	$—	$5
Cost and expenses – marketing	187	625	(299)	625

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
June 30, 2023
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	(30)	—	—	(30)
Net value	$—	$(30)	$—	$—	$(30)

December 31, 2022
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	(330)	—	—	(330)
Net value	$—	$(330)	$—	$—	$(330)

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores, to evaluate the likelihood of default by us or our counterparties. At June 30, 2023 and December 31, 2022, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 13. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through June 30, 2023, a total of 123,362 shares were available for issuance.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Compensation expense	$372	$263	$655	$458

At June 30, 2023 and December 31, 2022, we had $117,700 and $140,300, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP or as inducement awards.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2023	70,244	$31.89
Granted (2)	23,409	$57.18
Vested	(20,291)	$29.76
Forfeited	(845)	$45.67
Restricted stock unit awards at June 30, 2023	72,517	$40.49
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during the first six months of 2023 was $1.3 million based on grant date market prices of our common shares ranging from $37.56 to $58.05 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $1.3 million at June 30, 2023. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.6 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2023	30,687	$28.59
Granted (2)	12,061	$56.84
Vested	(12,319)	$24.96
Forfeited	—	$—
Performance share unit awards at June 30, 2023	30,429	$41.26
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during the first six months of 2023 was $0.7 million based on grant date market prices of our common shares ranging from $38.42 to $58.05 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.9 million at June 30, 2023. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.3 years.

Note 14. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022

Cash paid for interest	$1,656	$250
Cash paid for federal and state income taxes	2,467	1,313
Cash refund for net operating loss (NOL) carryback under CARES Act	—	6,907

Non-cash transactions:
Change in accounts payable related to property and equipment additions	52	—
Property and equipment acquired under finance leases	13,917	1,888

See Note 15 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of ROU assets	$1,933	$1,261	$3,707	$2,469
Interest on lease liabilities	308	78	546	158
Operating lease cost	914	676	1,793	1,349
Short-term lease cost	3,440	3,802	7,138	7,583
Variable lease cost	6	4	11	10
Total lease expense	$6,601	$5,821	$13,195	$11,569

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,576	$1,347
Operating cash flows from finance leases (1)	515	139
Financing cash flows from finance leases	3,247	2,306

ROU assets obtained in exchange for new lease liabilities:
Finance leases	13,917	1,888
Operating leases	501	549
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
Weighted-average remaining lease term (years):
Finance leases	3.67	3.16
Operating leases	3.17	3.53

Weighted-average discount rate:
Finance leases	5.0%	2.5%
Operating leases	4.1%	3.7%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022
Assets
Finance lease ROU assets (1)	$25,663	$15,264
Operating lease ROU assets	6,783	7,720

Liabilities
Current
Finance lease liabilities	6,444	4,382
Operating lease liabilities	2,802	2,712
Noncurrent
Finance lease liabilities	20,693	12,085
Operating lease liabilities	3,986	5,007
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at June 30, 2023 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2023	$3,962	$1,553
2024	7,277	2,826
2025	7,582	1,098
2026	4,754	904
2027	5,185	570
Thereafter	1,557	237
Total lease payments	30,317	7,188
Less: Interest	(3,180)	(400)
Present value of lease liabilities	27,137	6,788
Less: Current portion of lease obligation	(6,444)	(2,802)
Total long-term lease obligation	$20,693	$3,986

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2022 (in thousands):

	Finance	Operating
	Lease	Lease

2023	$4,870	$2,958
2024	3,629	2,617
2025	4,652	962
2026	2,482	879
2027	2,179	570
Thereafter	—	237
Total lease payments	17,812	8,223
Less: Interest	(1,345)	(504)
Present value of lease liabilities	16,467	7,719
Less: Current portion of lease obligation	(4,382)	(2,712)
Total long-term lease obligation	$12,085	$5,007

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022

Accrued automobile and workers’ compensation claims	$5,690	$5,579
Accrued medical claims	1,085	1,007

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

Note 17. Subsequent Event

On August 2, 2023, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment (i) clarifies our ability to exclude crude oil inventory valuation losses (and, to the extent included in our consolidated net income, inventory liquidation gains) from the calculation of Consolidated EBITDA (as defined in the Credit Agreement) for purposes of the related financial covenants, (ii) provides for the exclusion of unusual and non-recurring losses and expenses from the calculation of Consolidated EBITDA, not to exceed ten percent (10%) of Consolidated EBITDA for the period, and (iii) amends the definition of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to include letters of credit and banker’s acceptances only to the extent such letters of credit or banker’s acceptances have been drawn, for purposes of the Consolidated Total Leverage Ratio calculation (as defined in the Credit Agreement). The Amendment applies to our fiscal period ending June 30, 2023 and thereafter.

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

Land Purchase for Dayton Project

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

Amendment to Credit Agreement

On August 2, 2023, we entered into Amendment No. 1 (the “Amendment”) to the credit agreement (“Credit Agreement”) with Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto. The Amendment (i) clarifies our ability to exclude crude oil inventory valuation losses (and, to the extent included in our consolidated net income, inventory liquidation gains) from the calculation of Consolidated EBITDA (as defined in the Credit Agreement) for purposes of the related financial covenants, (ii) provides for the exclusion of unusual and non-recurring losses and expenses from the calculation of Consolidated EBITDA, not to exceed ten percent (10%) of Consolidated EBITDA for the period, and (iii) amends the definition of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to include letters of credit and banker’s acceptances only to the extent such letters of credit or banker’s acceptances have been drawn, for purposes of the Consolidated Total Leverage Ratio calculation (as defined in the Credit Agreement). The Amendment applies to our fiscal period ending June 30, 2023 and thereafter. See Note 11 and Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change (1)	2023	2022	Change (1)

Revenues	$585,272	$962,516	(39%)	$1,193,748	$1,710,071	(30%)
Operating earnings (2)	3,351	5,111	(34%)	5,258	15,231	(65%)
Depreciation and amortization	2,168	1,894	14%	4,243	3,682	15%
Driver compensation	5,092	4,616	10%	10,100	9,242	9%
Insurance	1,816	1,674	8%	3,602	3,408	6%
Fuel	2,572	3,458	(26%)	5,431	6,004	(10%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory valuation losses of $1.0 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, as discussed further below. For the six months ended June 30, 2023 and 2022, operating earnings included inventory valuation losses of $2.0 million and inventory liquidation gains of $7.2 million, respectively, as discussed further below

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Field level purchase volumes – per day (1)
Crude oil – barrels	92,152	94,876	93,086	92,643

Average purchase price
Crude oil – per barrel	$70.27	$107.28	$71.78	$100.21
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022. Crude oil marketing revenues decreased by $377.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $359.9 million and lower overall crude oil volumes, which decreased revenues by approximately $17.3 million. The average crude oil price received was $107.28 per barrel during the three months ended June 30, 2022, which decreased to $70.27 per barrel during the three months ended June 30, 2023. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The market price of crude oil was elevated in the 2022 period primarily as a result of a return of global crude oil demand following the pandemic. In addition, the invasion of Ukraine by Russia also contributed to an increase in the market price of crude oil in the first half of 2022. In the second half of 2022 and continuing into 2023, weakness in the Chinese economy and concern over economic recession caused crude oil prices to fall.

Driver compensation increased by $0.5 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to an increase in driver pay in the 2023 period as compared to the same period in 2022, partially offset by lower volumes transported in the 2023 period.

Insurance costs increased by $0.1 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to an increase in insurance premiums and an overall higher overall driver count in the 2023 period, partially offset in part by our safety performance during the current period. Fuel costs decreased by $0.9 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower fuel prices.

Depreciation and amortization increased by $0.3 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2022 and 2023.

Our crude oil marketing operating earnings decreased by $1.8 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily as a result of inventory valuation changes (as shown in the table below), a decrease in the average market price of crude oil, lower crude oil volumes and higher operating expenses in the 2023 period.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022. Crude oil marketing revenues decreased by $516.3 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $522.0 million, partially offset by a slight increase in overall crude oil volumes, which increased revenues by approximately $5.7 million. The average crude oil price received was $100.21 per barrel during the six months ended June 30, 2022, which decreased to $71.78 per barrel during the six months ended June 30, 2023. The decrease in the market price of crude oil was primarily due to weakness in the Chinese economy and concern over economic recession caused crude oil prices to fall.

Driver compensation increased by $0.9 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to an increase in driver pay in the 2023 period as compared to the same period in 2022.

Insurance costs increased by $0.2 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to an increase in insurance premiums and an overall higher overall driver count in the 2023 period as compared to the same period in 2022. Fuel costs decreased by $0.6 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower fuel prices in the current period.

Depreciation and amortization expense increased by $0.6 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2022 and 2023.

Our crude oil marketing operating earnings decreased by $10.0 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily as a result of inventory valuation changes (as shown in the table below), lower revenues due to lower crude oil prices and higher operating expenses in the 2023 period.

Field Level Operating Earnings (Non-GAAP Financial Measure). Inventory valuations and forward month derivative instrument valuations (mark-to-market) are two significant factors affecting comparative crude oil marketing segment operating earnings. As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. Generally, during periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

Crude oil marketing operating earnings can be affected by the valuations of our forward month derivative instruments. These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts to as part of a strategy to protect crude oil inventory value from market price fluctuations. The valuation of derivative instruments at period end requires the recognition of non-cash “mark-to-market” gains and losses.

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance by removing the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

As reported segment operating earnings	$3,351	$5,111	$5,258	$15,231
Add (subtract):
Inventory liquidation gains	—	—	—	(7,184)
Inventory valuation losses	951	1,533	1,968	—
Derivative valuation losses (gains)	187	(611)	(299)	(630)
Field level operating earnings (1)	$4,489	$6,033	$6,927	$7,417
_______________
(1)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings decreased during the three months ended June 30, 2023 as compared to the same period in 2022 primarily due to lower revenues resulting from lower crude oil volumes and prices in the 2023 period, and higher operating expenses in the 2023 period. During the six months ended June 30, 2023, field level operating earnings decreased as compared to the same period in 2022 primarily due to lower revenues resulting from lower crude oil prices in the 2023 period, and higher operating expenses in the 2023 period.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	June 30, 2023		December 31, 2022
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	369,738	$70.49	328,562	$78.39

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings, selected costs and operating data were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change (1)	2023	2022	Change (1)

Revenues	$24,452	$29,534	(17%)	$50,897	$56,224	(9%)
Operating earnings	$1,056	$2,937	(64%)	$1,957	$5,805	(66%)
Depreciation and amortization	$3,136	$2,923	7%	$6,267	$5,880	7%
Driver commissions and wages	$3,569	$3,724	(4%)	$7,296	$7,489	(3%)
Insurance	$2,246	$2,164	4%	$4,426	$4,313	3%
Fuel	$2,174	$3,709	(41%)	$4,852	$6,511	(25%)
Maintenance expense	$1,258	$1,270	(1%)	$2,645	$2,518	5%
Mileage (000s)	6,296	6,863	(8%)	12,848	13,661	(6%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Total transportation revenue	$24,452	$29,534	$50,897	$56,224
Diesel fuel cost	(2,174)	(3,709)	(4,852)	(6,511)
Revenues, net of fuel costs (1)	$22,278	$25,825	$46,045	$49,713
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022. Transportation revenues decreased by $5.1 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Transportation revenues, net of fuel costs, decreased by $3.5 million during the three months ended June 30, 2023, as compared to the prior year period. These decreases in transportation revenues were primarily due to decreased transportation rates during the 2023 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation.

Driver commissions decreased by $0.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to lower mileage during the 2023 period, partially offset by an increase in driver pay in July 2022.

Fuel costs decreased by $1.5 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily as a result of a decrease in the price of fuel and lower miles traveled during the 2023 period. Insurance costs remained relatively constant during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to consistent insurance premiums during the 2022 and 2023 periods. Maintenance expense remained relatively constant during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to consistent repairs and maintenance to older tractors and trailers in our fleet offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense increased by $0.2 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily as a result of the timing of purchases of new tractors and trailers in 2022 and 2023.

Our transportation operating earnings decreased by $1.9 million for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower revenues as a result of decreased transportation rates and higher depreciation and amortization expense, partially offset by lower fuel costs.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022. Transportation revenues decreased by $5.3 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Transportation revenues, net of fuel costs, decreased by $3.7 million during the six months ended June 30, 2023, as compared to the prior year period. These decreases in transportation revenues were primarily due to decreased transportation rates during the 2023 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation.

Driver commissions decreased by $0.2 million for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower mileage during the 2023 period, partially offset by an increase in driver pay in July 2022.

Fuel costs decreased by $1.7 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily as a result of a decrease in the price of fuel and lower miles traveled during the 2023 period. Insurance costs increased by $0.1 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to slightly higher insurance premiums during the 2023 period. Maintenance expense increased by $0.1 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to repairs and maintenance to older tractors and trailers in our fleet and escalating prices in parts, repairs and maintenance.

Depreciation and amortization expense increased by $0.4 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily as a result of the timing of purchases of new tractors and trailers in 2022 and 2023.

Our transportation operating earnings decreased by $3.8 million for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower revenues as a result of decreased transportation rates and higher insurance costs and maintenance expense and other operating costs.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change (1)	2023	2022	Change (1)

Segment revenues (2)	$894	$1,163	(23%)	$1,703	$2,060	(17%)
Less: Intersegment revenues (2)	(645)	(1,163)	(45%)	(1,454)	(2,060)	(29%)
Revenues	$249	$—	—%	$249	$—	—%

Operating losses	(779)	(877)	(11%)	(1,980)	(1,699)	17%
Depreciation and amortization	275	271	1%	538	539	—%
Insurance	217	200	9%	434	400	9%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Pipeline throughput	8,560	13,281	9,320	11,891
Terminalling	10,785	13,704	10,591	12,334

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022. Pipeline and storage revenues increased by $0.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. During the three months ended June 30, 2022, all pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper, while during the three months ended June 30, 2023, approximately a third of our pipeline and storage revenues, or $0.2 million, were earned from third party customers. All pipeline and storage revenues earned from GulfMark are eliminated in consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations. Pipeline and storage revenues from GulfMark decreased by $0.5 million for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower volumes transported by GulfMark during the current period.

We are currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to place the assets into commercial service during the fourth quarter of 2023. In addition, we are exploring new connections with other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Our pipeline and storage operating losses decreased by $0.1 million during the three months ended June 30, 2023 as compared to the 2022 period, primarily due to an increase in third party revenues in the 2023 period, partially offset by increases in operating salaries and wages and related personnel costs, materials and supplies, outside service costs and insurance costs in the 2023 period.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022. Pipeline and storage revenues increased by $0.2 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. During the six months ended June 30, 2022, all pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper, while during the six months ended June 30, 2023, approximately a third of our pipeline and storage revenues, or $0.2 million, were earned from third party customers. Pipeline and storage revenues from GulfMark decreased by $0.6 million for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to lower volumes transported by GulfMark during the current period.

Our pipeline and storage operating losses increased by $0.3 million during the six months ended June 30, 2023 as compared to the 2022 period, primarily due to increases in operating salaries and wages and related personnel costs, materials and supplies, outside service costs and insurance costs in the 2023 period, partially offset by an increase in third party revenues.

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating (losses) earnings and selected costs were as follows for the period indicated (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2023

Revenues	$14,793	$30,034
Operating (losses) earnings	(133)	402
Depreciation and amortization	1,724	3,305
Driver commissions	2,098	4,143
Insurance	640	1,208
Fuel	836	1,830
Maintenance expense	544	1,053

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

General and Administrative Expense

General and administrative expense decreased by $2.5 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to an adjustment in the 2023 period of the $2.6 million contingent consideration accrual related to the Firebird and Phoenix acquisition in 2022 (see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information) and lower salaries and wages and related personnel costs, partially offset by higher outside service costs, audit fees and banking fees primarily related to outstanding letters of credit.

General and administrative expense decreased by $1.7 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to an adjustment in the 2023 period of the $2.6 million contingent consideration accrual related to the Firebird and Phoenix acquisition in 2022 and lower salaries and wages and related personnel costs, partially offset by higher insurance costs, outside service costs, audit fees and banking fees primarily related to outstanding letters of credit.

Interest Expense

Interest expense increased by $0.7 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to higher interest expense related to the outstanding Term Loan of $23.1 million under our Credit Agreement (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

Interest expense increased by $1.2 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to higher interest expense related to the outstanding Term Loan of $23.1 million under our Credit Agreement (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022

Cash and cash equivalents	$8,974	$20,532
Working capital	17,217	19,083

Our cash balance at June 30, 2023 decreased by 56 percent from December 31, 2022, as discussed further below.

We have in place a Credit Agreement with Cadence Bank. The Credit Agreement provides for (a) a revolving credit facility that allows for borrowings up to $60.0 million in aggregate principal amount from time to time, and (b) a term loan in aggregate principal amount of $25.0 million (the “Term Loan”). We may also obtain letters of credit under the revolving credit facility up to a maximum amount of $30.0 million, which reduces availability under the revolving credit facility by a like amount. Borrowings under the revolving credit facility may be, at our option, base rate loans (defined by reference to the higher of the prime rate, the federal funds rate or an adjusted term SOFR for a one month tenor plus one percent) or SOFR loans, in each case plus an applicable margin, the amount of which is determined by reference to our consolidated total leverage ratio, and is between 1 percent and 2 percent for base rate loans and between 2 percent and 3 percent for SOFR loans.

The term loan amortizes on a 10-year schedule with quarterly payments beginning December 31, 2022, and matures October 27, 2027. Proceeds of the term loan were used, together with additional cash on hand, to fund the repurchase of shares from the KSA and certain of its affiliates. The term loan bears interest at the SOFR loan rate plus the applicable margin for SOFR loans.

We are required to maintain compliance with certain financial covenants under the Credit Agreement, including a consolidated leverage ratio, an asset coverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2023. See “Recent Developments” for further information regarding an amendment to the Credit Agreement in August 2023.

At June 30, 2023, we had $23.1 million of borrowings outstanding under the Credit Agreement, representing the remaining principal balance of the Term Loan, with a weighted average interest rate of 7.71 percent. We also had $20.4 million of letters of credit issued under the Credit Agreement at a fee of 2.50 percent per annum. No amounts were outstanding under the revolving credit facility. See Note 11 and Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), in which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price at which the shares will be sold will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the six months ended June 30, 2023, we received net proceeds of approximately $0.6 million (net of offering costs to the Agent of $27 thousand) from the sale of 14,680 of our common shares at an average price per share of approximately $40.74 under this agreement.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022

Cash provided by (used in):
Operating activities	$(3,608)	$(24,178)
Investing activities	(4,464)	(3,409)
Financing activities	(5,237)	(4,149)

Operating activities. Net cash flows used in operating activities for the six months ended June 30, 2023 decreased by $20.6 million as compared to the same period in 2022. The decrease in net cash flows used in operating activities was primarily due to changes in our working capital accounts. Early payments received from customers decreased by approximately $24.6 million in the 2023 period, while early payments made to suppliers decreased by approximately $7.9 million in the 2023 period. Crude oil inventory decreased by $0.4 million at June 30, 2023, primarily due to a decrease in the price of our crude oil inventory, which decreased from $78.39 per barrel at December 31, 2022 to $70.49 per barrel at June 30, 2023, partially offset by an increase of 12.5 percent in the number of barrels held in inventory.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2023	2022

Early payments received	$20,666	$45,265
Prepayments to suppliers	6,130	14,055

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. The timing of payments and receipts of these early pays received and paid can have a significant impact on our cash balance.

Investing activities. Net cash flows used in investing activities for the six months ended June 30, 2023 increased by $1.1 million as compared to the same period in 2022. This increase was due to an increase of $1.1 million in capital spending for property and equipment (see following table), partially offset by an increase of $0.1 million in cash proceeds from the sales of assets.

Capital spending was as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Crude oil marketing (1)	$669	$4,008
Transportation (2)	1,338	694
Pipeline and storage (3)	1,241	73
Logistics and repurposing (4)	2,548	—
Other (5)	112	8
Capital spending	$5,908	$4,783
_______________
(1)2023 amount relates to the purchase of various field equipment, and the 2022 amount relates to the purchase of 20 tractors and other field equipment.
(2)2023 amount relates to the purchase of three tractors and various field equipment, and the 2022 amount relates to the purchase of three tractors, one trailer and other field equipment.
(3)2023 amount relates to spending for the continued construction of a planned pipeline connection, which is expected to be placed in commercial service during the third quarter of 2023, and the 2022 amount relates to the purchase of field equipment.
(4)2023 amount relates to the purchase of approximately 10.6 acres of land in the Gulf Inland Industrial Park, located in Dayton, Texas, for approximately $1.8 million to build a new processing facility for Phoenix (see “Recent Developments” for further information), five tractors, 2 trailers and various field equipment.
(5)Other capital spending relates to the purchase of a company vehicle and office and computer equipment.

Financing activities. Net cash used in financing activities was $5.2 million for the six months ended June 30, 2023 as compared to $4.1 million for the six months ended June 30, 2022. The increase in net cash flows used in financing activities of $1.1 million was primarily due to the following cash outflows and inflows:

•an increase in the 2023 period in net repayments under our Credit Agreement. During the six months ended June 30, 2023, we made principal payments of $1.3 million on the Term Loan. During the six months ended June 30, 2023, we also borrowed and repaid $38.0 million under the revolving credit facility under our Credit Agreement, primarily for working capital purposes, while during the six months ended June 30, 2022, we borrowed and repaid $30.0 million under the revolving credit facility;
•an increase in the 2023 period of $0.9 million for principal repayments made for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations);
•an increase in the 2023 period in net proceeds from the sale of common shares under the ATM program. During the six months ended June 30, 2023, we received net proceeds of approximately $0.6 million from the sale of 14,680 of our common shares, while during the six months ended June 30, 2022, we received net proceeds of approximately $0.3 million from the sale of 8,202 of our common shares; and

•a decrease in the 2023 period in cash dividends paid on our common shares. During each of the six months ended June 30, 2023 and 2022, we paid cash dividends of $0.48 per common share, or totals of $1.3 million and $2.1 million, respectively. On October 31, 2022, the number of common shares outstanding decreased by 1.9 million as a result of the repurchase of shares from KSA and certain of its affiliates.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at June 30, 2023 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$29,145	$4,211	$7,843	$17,091	$—
Finance lease obligations (2)	30,317	7,622	14,176	8,519	—
Operating lease obligations (3)	7,188	3,014	2,956	1,090	128
Purchase obligations (4)	17,429	17,429	—	—	—
Total contractual obligations	$84,079	$32,276	$24,975	$26,700	$128
_______________
(1)Represents scheduled future maturities for amounts due under the Term Loan under our Credit Agreement plus estimated cash payments for interest. Interest payments are based upon the principal amount of the amount outstanding and the applicable interest rate at June 30, 2023. See Note 11 and Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase 32 new tractors and 33 new trailers in our transportation business, 31 new tractors in our crude oil marketing business and 14 new tractors and two new trailers in our logistics and repurposing segment.

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

Transactions with Affiliates

For more information regarding transactions with our affiliates during the six months ended June 30, 2023 and 2022, see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	August 9, 2023	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)