Form 10-Q
period 2023-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2023-11-08
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 2,546,441 shares of Common Stock were outstanding at November 1, 2023.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$16,313	$20,532
Restricted cash	8,575	10,535
Accounts receivable, net of allowance for doubtful
accounts of $117 and $88, respectively	219,263	189,039
Inventory	27,650	26,919
Derivative assets	5	—
Income tax receivable	510	—
Prepayments and other current assets	2,470	3,118
Total current assets	274,786	250,143
Property and equipment, net	111,042	106,425
Operating lease right-of-use assets, net	6,212	7,720
Intangible assets, net	8,407	9,745
Goodwill	6,673	6,428
Other assets	3,475	3,698
Total assets	$410,595	$384,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,613	$204,391
Accounts payable – related party	—	31
Derivative liabilities	—	330
Current portion of finance lease obligations	6,863	4,382
Current portion of operating lease liabilities	2,769	2,712
Current portion of long-term debt	2,500	—
Other current liabilities	13,856	19,214
Total current liabilities	252,601	231,060
Other long-term liabilities:
Long-term debt	20,000	24,375
Asset retirement obligations	2,499	2,459
Finance lease obligations	22,292	12,085
Operating lease liabilities	3,446	5,007
Deferred taxes and other liabilities	15,696	15,996
Total liabilities	316,534	290,982

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 2,546,441 and 2,495,484 shares outstanding, respectively	253	248
Contributed capital	21,653	19,965
Retained earnings	72,155	72,964
Total shareholders’ equity	94,061	93,177
Total liabilities and shareholders’ equity	$410,595	$384,159
See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Marketing	$719,925	$814,394	$1,913,673	$2,524,465
Transportation	24,206	29,830	75,103	86,054
Pipeline and storage	59	—	308	—
Logistics and repurposing	16,424	8,677	46,458	8,677
Total revenues	760,614	852,901	2,035,542	2,619,196

Costs and expenses:
Marketing	710,169	807,316	1,894,416	2,498,474
Transportation	19,642	23,732	62,315	68,271
Pipeline and storage	659	640	2,350	1,799
Logistics and repurposing	15,121	7,582	41,448	7,582
General and administrative	4,162	4,630	10,649	12,860
Depreciation and amortization	6,936	6,008	21,289	16,109
Total costs and expenses	756,689	849,908	2,032,467	2,605,095

Operating earnings	3,925	2,993	3,075	14,101

Other income (expense):
Interest and other income	119	338	893	665
Interest expense	(1,027)	(119)	(2,525)	(369)
Total other (expense) income, net	(908)	219	(1,632)	296

Earnings before income taxes	3,017	3,212	1,443	14,397
Income tax (provision) benefit	(759)	(1,022)	(357)	(3,641)

Net earnings	$2,258	$2,190	$1,086	$10,756

Earnings per share:
Basic net earnings per common share	$0.89	$0.50	$0.43	$2.46
Diluted net earnings per common share	$0.88	$0.50	$0.42	$2.44

Dividends per common share	$0.24	$0.24	$0.72	$0.72

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net earnings	$1,086	$10,756
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	21,289	16,109
Gains on sales of property	(1,429)	(1,709)
Provision for doubtful accounts	29	(20)
Stock-based compensation expense	1,044	712
Change in contingent consideration liability	(2,566)	—
Deferred income taxes	3	(1,761)
Net change in fair value contracts	(335)	(1,884)
Changes in assets and liabilities:
Accounts receivable	(30,253)	(56,060)
Accounts receivable/payable, affiliates	(31)	17
Inventories	(731)	(10,259)
Income tax receivable	(510)	6,424
Prepayments and other current assets	648	468
Accounts payable	22,239	46,925
Accrued liabilities	(2,709)	6,489
Other	64	(375)
Net cash provided by operating activities	7,838	15,832

Investing activities:
Property and equipment additions	(8,917)	(6,797)
Acquisition of Firebird and Phoenix, net of cash acquired	—	(33,590)
Proceeds from property sales	3,078	2,209
Insurance and state collateral refunds	—	331
Net cash used in investing activities	(5,839)	(37,847)

Financing activities:
Borrowings under Credit Agreement	76,000	45,000
Repayments under Credit Agreement	(77,875)	(30,000)
Principal repayments of finance lease obligations	(4,944)	(3,491)
Net proceeds from sale of equity	549	283
Dividends paid on common stock	(1,908)	(3,180)
Net cash (used in) provided by financing activities	(8,178)	8,612

Increase (Decrease) in cash and cash equivalents, including restricted cash	(6,179)	(13,403)
Cash and cash equivalents, including restricted cash, at beginning of period	31,067	107,317
Cash and cash equivalents, including restricted cash, at end of period	$24,888	$93,914

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2023	$248	$19,965	$72,964	$93,177
Net loss	—	—	(1,999)	(1,999)
Stock-based compensation expense	—	283	—	283
Vesting of restricted awards	3	(3)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(222)	—	(222)
Shares sold under at-the-market
offering program	1	548	—	549
Dividends declared:
Common stock, $0.24/share	—	—	(608)	(608)
Awards under LTIP, $0.24/share	—	—	(25)	(25)
Balance, March 31, 2023	252	20,571	70,332	91,155
Net earnings	—	—	827	827
Stock-based compensation expense	—	372	—	372
Dividends declared:
Common stock, $0.24/share	—	—	(608)	(608)
Awards under LTIP, $0.24/share	—	—	(25)	(25)
Balance, June 30, 2023	252	20,943	70,526	91,721
Net earnings	—	—	2,258	2,258
Stock-based compensation expense	—	389	—	389
Vesting of restricted awards	1	321	—	322
Dividends declared:
Common stock, $0.24/share	—	—	(609)	(609)
Awards under LTIP, $0.24/share	—	—	(20)	(20)
Balance, September 30, 2023	$253	$21,653	$72,155	$94,061

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

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results expected for the full year of 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC on March 16, 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$16,313	$20,532
Restricted cash:
Collateral for outstanding letters of credit (1)	357	892
Captive insurance subsidiary (2)	8,218	9,643
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$24,888	$31,067
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

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2023	2,495,484
Vesting of restricted stock unit awards (see Note 13)	20,291
Vesting of performance share unit awards (see Note 13)	12,319
Shares withheld to cover taxes upon vesting of equity awards	(8,089)
Shares sold under at-the-market offering program	14,680
Balance, March 31, 2023	2,534,685
No activity	—
Balance, June 30, 2023	2,534,685
Vesting of shares issued in acquisition	10,172
Vesting of restricted stock unit awards (see Note 13)	1,584
Balance, September 30, 2023	2,546,441

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Earnings per share — numerator:
Net earnings	$2,258	$2,190	$1,086	$10,756

Denominator:
Basic weighted average number of shares outstanding	2,541	4,387	2,531	4,373

Basic net earnings per share	$0.89	$0.50	$0.43	$2.46

Diluted earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	2,541	4,387	2,531	4,373
Restricted stock unit awards	15	20	15	21
Performance share unit awards (1)	14	13	18	12
Total diluted shares	2,570	4,420	2,564	4,406

Diluted net earnings per share	$0.88	$0.50	$0.42	$2.44
_______________
(1)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

Equity At-The-Market Offerings

During the nine months ended September 30, 2023, we received net proceeds of approximately $0.6 million (net of offering costs to B. Riley Securities, Inc. of $27 thousand) from the sale of 14,680 of our common shares at an average price per share of approximately $40.74 in at-the-market offerings under our At Market Issuance Sales Agreement with B. Riley Securities, Inc. dated December 23, 2020.

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

In accordance with U.S. GAAP for interim reporting, we have historically estimated our full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. We have determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, this historical method would not provide reliable results for the three months ended September 30, 2023. Therefore, a discrete year-to-date method of reporting was used for the three months ended September 30, 2023. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage costs and expenses on our consolidated statements of operations.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation
The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Crude Oil Marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$710,010	$802,707	$1,878,735	$2,491,066
Services transferred over time	427	—	763	—
Total revenues from contracts with customers	710,437	802,707	1,879,498	2,491,066
Other (1)	9,488	11,687	34,175	33,399
Total crude oil marketing revenue	$719,925	$814,394	$1,913,673	$2,524,465

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	24,206	29,830	75,103	86,054
Total revenues from contracts with customers	24,206	29,830	75,103	86,054
Other	—	—	—	—
Total transportation revenue	$24,206	$29,830	$75,103	$86,054

Pipeline and storage: (2)
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	59	—	308	—
Total revenues from contracts with customers	59	—	308	—
Other	—	—	—	—
Total pipeline and storage revenue	$59	$—	$308	$—

Logistics and repurposing:
Revenue from contracts with customers:
Goods transferred at a point in time	$8,545	$4,178	$25,708	$4,178
Services transferred over time	7,879	4,499	20,750	4,499
Total revenues from contracts with customers	16,424	8,677	46,458	8,677
Other	—	—	—	—
Total logistics and repurposing revenue	$16,424	$8,677	$46,458	$8,677

Subtotal:
Total revenues from contracts with customers	$751,126	$841,214	$2,001,367	$2,585,797
Total other (1)	9,488	11,687	34,175	33,399
Total consolidated revenues	$760,614	$852,901	$2,035,542	$2,619,196
_______________
(1)Other crude oil marketing revenues are recognized under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)All pipeline and storage revenue during the three and nine months ended September 30, 2022 and for the period from January 1, 2023 to May 31, 2023 was from an affiliated shipper, GulfMark Energy, Inc. (“GulfMark”), our subsidiary, and was eliminated in consolidation. During June 2023, we began earning revenue from an unaffiliated shipper.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue gross-up	$257,965	$430,244	$785,636	$1,156,711

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022

Insurance premiums	$302	$1,220
Rents, licenses and other	2,168	1,898
Total prepayments and other current assets	$2,470	$3,118

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	in Years	2023	2022

Tractors and trailers	5 – 6	$123,694	$128,223
Field equipment	2 – 5	24,820	24,676
Finance lease ROU assets (1)	3 – 6	40,023	25,106
Pipeline and related facilities	20 – 25	20,397	20,362
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	16,189	16,163
Office equipment	2 – 5	2,964	2,937
Land	N/A	4,163	2,309
Construction in progress	N/A	4,985	3,629
Total		241,157	227,327
Less accumulated depreciation and amortization		(130,115)	(120,902)
Property and equipment, net		$111,042	$106,425
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 15 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $12.5 million and $9.9 million at September 30, 2023 and December 31, 2022, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Depreciation and amortization, excluding amounts under finance leases	$4,523	$4,392	$14,260	$11,644
Amortization of property and equipment under finance leases	1,983	1,323	5,691	3,792
Amortization of intangible assets	430	293	1,338	673
Total depreciation and amortization	$6,936	$6,008	$21,289	$16,109

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Acquisition

On August 12, 2022, we entered into a purchase agreement with each of Scott Bosard, Trey Bosard and Tyler Bosard (collectively, the “Sellers”) to acquire all of the equity interests of Firebird Bulk Carriers, Inc. (“Firebird”) and Phoenix Oil, Inc. (“Phoenix”) for approximately $39.3 million, consisting of a cash payment of $35.4 million, 45,777 of our common shares valued at $1.4 million, of which 15,259 shares were issued immediately and 30,518 shares will be issued over a three year period, and contingent consideration valued at approximately $2.6 million. We funded the cash consideration using cash on hand at the time of acquisition. Pursuant to the purchase agreement, the purchase price was subject to customary post-closing adjustment provisions, including an earn-out payable to the Sellers to the extent the earnings before interest, taxes, depreciation and amortization (EBITDA) of Phoenix exceeded a specified threshold during the twelve full calendar months after the closing date of the acquisition.

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

The purchase price allocation was subject to revision as acquisition-date fair value analyses were completed and if additional information about facts and circumstances that existed at the acquisition date became available. During the second quarter of 2023, we revised the fair value of certain tractors and trailers, resulting in a decrease in the amount allocated to property and equipment of $0.2 million and with a corresponding increase in goodwill. No other changes to the purchase price allocation occurred during the first half of 2023. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, was finalized during the second quarter of 2023.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma condensed consolidated results of operations in the table below are provided for illustrative purposes only and summarize the combined results of our operations and those of Firebird and Phoenix. For purposes of this pro forma presentation, the acquisition of Firebird and Phoenix is assumed to have occurred on January 1, 2022. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets and certain other integration related impacts. This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on January 1, 2022, nor of the results of operations that may be obtained in the future (in thousands, except per share amounts).

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022

Revenues	$860,771	$2,663,447
Net earnings	2,295	12,867

Basic net earnings per common share	$0.52	$2.93
Diluted net earnings per common share	$0.52	$2.91

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022

Insurance collateral deposits	$503	$463
State collateral deposits	23	23
Materials and supplies	1,281	1,257
Debt issuance costs	1,343	1,595
Other	325	360
Total other assets	$3,475	$3,698

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repurposing (1)	Other	Total

Three Months Ended September 30, 2023
Segment revenues (2)	$719,925	$24,333	$770	$16,457	$—	$761,485
Less: Intersegment revenues (2)	—	(127)	(711)	(33)	—	(871)
Revenues	$719,925	$24,206	$59	$16,424	$—	$760,614

Segment operating earnings (losses) (3)	7,664	1,558	(866)	(269)	—	8,087
Depreciation and amortization	2,092	3,006	266	1,572	—	6,936
Property and equipment additions (4)	140	1,416	182	1,271	—	3,009

Three Months Ended September 30, 2022
Segment revenues (2)	$814,394	$29,896	$852	$8,677	$—	$853,819
Less: Intersegment revenues (2)	—	(66)	(852)	—	—	(918)
Revenues	$814,394	$29,830	$—	$8,677	$—	$852,901

Segment operating earnings (losses) (3)	5,070	3,307	(909)	155	—	7,623
Depreciation and amortization	2,008	2,791	269	940	—	6,008
Property and equipment additions (4)	343	722	817	132	—	2,014

Nine Months Ended September 30, 2023
Segment revenues (2)	$1,913,673	$75,439	$2,473	$48,984	$—	$2,040,569
Less: Intersegment revenues (2)	—	(336)	(2,165)	(2,526)	—	(5,027)
Revenues	$1,913,673	$75,103	$308	$46,458	$—	$2,035,542

Segment operating earnings (losses) (3)	12,922	3,515	(2,846)	133	—	13,724
Depreciation and amortization	6,335	9,273	804	4,877	—	21,289
Property and equipment additions (4) (5)	809	2,754	1,423	3,819	112	8,917

Nine Months Ended September 30, 2022
Segment revenues (2)	$2,524,465	$86,207	$2,912	$8,677	$—	$2,622,261
Less: Intersegment revenues (2)	—	(153)	(2,912)	—	—	(3,065)
Revenues	$2,524,465	$86,054	$—	$8,677	$—	$2,619,196

Segment operating earnings (losses) (3)	20,301	9,112	(2,607)	155	—	26,961
Depreciation and amortization	5,690	8,671	808	940	—	16,109
Property and equipment additions (4)	4,351	1,416	890	132	8	6,797
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
(3)Our crude oil marketing segment’s operating earnings (losses) included inventory liquidation gains of $4.9 million and inventory valuation losses $5.1 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, our crude oil marketing segment’s operating (losses) earnings included inventory liquidation gains of $2.9 million and $2.1 million, respectively.
(4)Our segment property and equipment additions do not include assets acquired under finance leases during the three and nine months ended September 30, 2023 and 2022. See Note 15 for further information.
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

Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Segment operating earnings	$8,087	$7,623	$13,724	$26,961
General and administrative	(4,162)	(4,630)	(10,649)	(12,860)
Operating earnings	3,925	2,993	3,075	14,101
Interest and other income	119	338	893	665
Interest expense	(1,027)	(119)	(2,525)	(369)
Earnings before income taxes	$3,017	$3,212	$1,443	$14,397

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022

Reporting segment:
Crude oil marketing	$251,449	$215,813
Transportation	59,808	60,405
Pipeline and storage	25,123	25,815
Logistics and repurposing	44,264	45,307
Cash and other (1)	29,951	36,819
Total assets	$410,595	$384,159
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities. Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

KSA and affiliate billings to us	$—	$1	$—	$7
Billings to KSA and affiliates	—	5	9	15
Rentals paid to an affiliate of KSA	—	136	232	388
Payments to an affiliate of KSA for purchase of vehicles (1)	—	—	157	78
Rentals paid to affiliates of Scott Bosard	125	—	405	—
Crude oil purchases from affiliate (2)	9,362	1,403	13,940	1,403
_______________
(1)Amounts paid to West Point Buick GMC were for the purchase of three and two pickup trucks during the nine months ended September 30, 2023 and 2022, respectively.
(2)From time to time, GulfMark purchases crude oil from Endeavor Natural Gas, L.P., of which one of our Board members is the Managing Partner.

Affiliate transactions included direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), an affiliated entity. We lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA. In addition, we purchase pickup trucks from West Point Buick GMC, an affiliate of KSA. KSA was our largest shareholder until October 31, 2022 when we repurchased the common stock owned by it. An affiliate of KSA served on our Board of Directors through the date of our 2023 annual meeting, when he retired. As of May 31, 2023, KSA and its affiliates are no longer related parties. The table above consequently does not reflect any payments to or from KSA after that date.

In connection with the acquisition of Firebird and Phoenix on August 12, 2022, we entered into four operating lease agreements for office and terminal locations with entities owned by Scott Bosard, one of the sellers, for periods ranging from two to five years.

Note 10. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022

Accrual for payroll, benefits and bonuses	$5,489	$6,435
Accrued automobile and workers’ compensation claims	5,989	5,579
Contingent consideration for acquisition (see Note 6)	—	2,566
Accrued medical claims	505	1,007
Accrued taxes	620	2,208
Other	1,253	1,419
Total other current liabilities	$13,856	$19,214

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

On August 2, 2023, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment (i) clarifies our ability to exclude crude oil inventory valuation losses (and, to the extent included in our consolidated net income, inventory liquidation gains) from the calculation of Consolidated EBITDA for purposes of the related financial covenants, (ii) provides for the exclusion of unusual and non-recurring losses and expenses from the calculation of Consolidated EBITDA, not to exceed 10.0 percent of Consolidated EBITDA for the period, and (iii) amends the definition of Consolidated Funded Indebtedness to include letters of credit and banker’s acceptances only to the extent such letters of credit or banker’s acceptances have been drawn, for purposes of the Consolidated Total Leverage Ratio calculation in the Credit Agreement. The Amendment applies to our fiscal period ending June 30, 2023 and thereafter.

At September 30, 2023, we had $22.5 million outstanding under the Term Loan at a weighted average interest rate of 7.66 percent, and $20.4 million letters of credit outstanding at a fee of 2.25 percent. No amounts were outstanding under the Revolving Credit Facility. The following table presents the scheduled maturities of principal amounts of our debt obligations at September 30, 2023 for the next five years, and in total thereafter (in thousands):

Remainder of 2023	$625
2024	2,500
2025	2,500
2026	2,500
2027	14,375
Total debt maturities	$22,500

At September 30, 2023, we were in compliance with all covenants under the Credit Agreement.

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

At September 30, 2023, we had in place one derivative instrument, entered into in 2022, for the purchase of 126,000 gallons of diesel fuel per month during January 2023 through December 2023.

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
The estimated fair value of forward month derivatives instruments reflected in the accompanying unaudited condensed consolidated balance sheets were as follows at the dates indicated (in thousands):

	Balance Sheet Location and Amount
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
September 30, 2023
Asset derivatives:
Fair value forward derivative instruments
at gross valuation	$5	$—	$—	$—
Liability derivatives:
Fair value forward derivative instruments
at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$5	$—	$—	$—

December 31, 2022
Asset derivatives:
Fair value forward derivative instruments
at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward derivative instruments
at gross valuation	—	—	330	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$330	$—

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We only enter into derivative instruments with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At September 30, 2023 and December 31, 2022, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month derivatives instruments reflected in the accompanying unaudited condensed consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues – marketing	$—	$(14)	$—	$(9)
Cost and expenses – marketing	(36)	1,878	(335)	1,253

Fair Value Measurements

The following tables set forth, by level with the Level 1, 2 and 3 fair value hierarchy, the carrying values of our financial assets and liabilities at the dates indicated (in thousands):

	Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs	Counterparty
	(Level 1)	(Level 2)	(Level 3)	Offsets	Total
September 30, 2023
Derivatives:
Current assets	$—	$5	$—	$—	$5
Current liabilities	—	—	—	—	—
Net value	$—	$5	$—	$—	$5

December 31, 2022
Derivatives:
Current assets	$—	$—	$—	$—	$—
Current liabilities	—	(330)	—	—	(330)
Net value	$—	$(330)	$—	$—	$(330)

These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of these inputs requires judgments.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores, to evaluate the likelihood of default by us or our counterparties. At September 30, 2023 and December 31, 2022, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

Note 13. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through September 30, 2023, a total of 125,192 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Compensation expense	$389	$254	$1,044	$712

At September 30, 2023 and December 31, 2022, we had $128,300 and $140,300, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP or as inducement awards.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2023	70,244	$31.89
Granted (2)	23,409	$57.18
Vested	(31,659)	$31.78
Forfeited	(1,831)	$43.80
Restricted stock unit awards at September 30, 2023	60,163	$41.43
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during the first nine months of 2023 was $1.3 million based on grant date market prices of our common shares ranging from $37.56 to $58.05 per share.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.9 million at September 30, 2023. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.5 years.

Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2023	30,687	$28.59
Granted (2)	12,061	$56.84
Vested	(12,707)	$25.70
Forfeited	(680)	$37.50
Performance share unit awards at September 30, 2023	29,361	$41.24
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during the first nine months of 2023 was $0.7 million based on grant date market prices of our common shares ranging from $38.42 to $58.05 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.7 million at September 30, 2023. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.1 years.

Note 14. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022

Cash paid for interest	$2,671	$369
Cash paid for federal and state income taxes	2,472	1,827
Cash refund for net operating loss (NOL) carryback under CARES Act	—	6,907

Non-cash transactions:
Change in accounts payable related to property and equipment additions	52	—
Property and equipment acquired under finance leases	17,632	4,353
Issuance of shares for acquisition (see Note 6)	—	1,364

See Note 15 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of ROU assets	$1,983	$1,306	$5,691	$3,775
Interest on lease liabilities	408	84	955	242
Operating lease cost	927	781	2,720	2,130
Short-term lease cost	3,529	3,752	10,668	11,335
Variable lease cost	6	6	18	16
Total lease expense	$6,853	$5,929	$20,052	$17,498

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,739	$2,112
Operating cash flows from finance leases (1)	851	238
Financing cash flows from finance leases	4,944	3,491

ROU assets obtained in exchange for new lease liabilities:
Finance leases	17,632	4,353
Operating leases	667	2,715
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
Weighted-average remaining lease term (years):
Finance leases	3.65	3.33
Operating leases	3.05	3.57

Weighted-average discount rate:
Finance leases	5.4%	2.9%
Operating leases	4.2%	3.9%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022
Assets
Finance lease ROU assets (1)	$27,482	$15,264
Operating lease ROU assets	6,212	7,720

Liabilities
Current
Finance lease liabilities	6,863	4,382
Operating lease liabilities	2,769	2,712
Noncurrent
Finance lease liabilities	22,292	12,085
Operating lease liabilities	3,446	5,007
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at September 30, 2023 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2023	$2,151	$765
2024	8,071	2,874
2025	8,376	1,146
2026	5,549	952
2027	5,981	602
Thereafter	2,685	236
Total lease payments	32,813	6,575
Less: Interest	(3,658)	(360)
Present value of lease liabilities	29,155	6,215
Less: Current portion of lease obligation	(6,863)	(2,769)
Total long-term lease obligation	$22,292	$3,446

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2022 (in thousands):

	Finance	Operating
	Lease	Lease

2023	$4,870	$2,958
2024	3,629	2,617
2025	4,652	962
2026	2,482	879
2027	2,179	570
Thereafter	—	237
Total lease payments	17,812	8,223
Less: Interest	(1,345)	(504)
Present value of lease liabilities	16,467	7,719
Less: Current portion of lease obligation	(4,382)	(2,712)
Total long-term lease obligation	$12,085	$5,007

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022

Accrued automobile and workers’ compensation claims	$5,989	$5,579
Accrued medical claims	505	1,007

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

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change (1)	2023	2022	Change (1)

Revenues	$719,925	$814,394	(12%)	$1,913,673	$2,524,465	(24%)
Operating earnings (2)	7,664	5,070	51%	12,922	20,301	(36%)
Depreciation and amortization	2,092	2,008	4%	6,335	5,690	11%
Driver compensation	5,068	4,962	2%	15,168	14,204	7%
Insurance	1,830	1,679	9%	5,432	5,087	7%
Fuel	2,641	3,425	(23%)	8,072	9,429	(14%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory liquidation gains of $4.9 million and inventory valuation losses of $5.1 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, operating earnings included inventory liquidation gains of $2.9 million and $2.1 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Field level purchase volumes – per day (1)
Crude oil – barrels	92,556	91,878	92,907	93,334

Average purchase price
Crude oil – per barrel	$79.26	$89.55	$74.29	$96.84
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022. Crude oil marketing revenues decreased by $94.5 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $99.8 million, partially offset by higher overall crude oil volumes, which increased revenues by approximately $5.3 million. The average crude oil price received was $89.55 per barrel during the three months ended September 30, 2022, which decreased to $79.26 per barrel during the three months ended September 30, 2023. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The market price of crude oil was elevated in the 2022 period primarily as a result of a return of global crude oil demand following the pandemic. In addition, the invasion of Ukraine by Russia contributed to an increase in the market price of crude oil in the first half of 2022. In the second half of 2022 and continuing into 2023, weakness in the Chinese economy and concern over economic recession caused crude oil prices to fall. During the third quarter of 2023, OPEC oil production cuts and U.S. inventory draws from the Mid-Continent and Gulf Coast resulted in an increase in crude oil prices.

Driver compensation increased by $0.1 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in driver pay in the 2023 period as compared to the same period in 2022 and slightly higher volumes transported in the 2023 period, partially offset by a decrease in the overall driver count.

Insurance costs increased by $0.2 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in insurance premiums, partially offset by a decrease in the overall driver count in the 2023 period and by our safety performance during the current period. Fuel costs decreased by $0.8 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower fuel prices and a lower overall driver count.

Depreciation and amortization increased by $0.1 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2022 and 2023.

Our crude oil marketing operating earnings increased by $2.6 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily as a result of inventory valuation changes (as shown in the table below) and lower fuel costs, partially offset by a decrease in the average market price of crude oil and certain higher operating expenses in the 2023 period.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022. Crude oil marketing revenues decreased by $610.8 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $602.0 million and lower overall crude oil volumes, which decreased revenues by approximately $8.8 million. The average crude oil price received was $96.84 per barrel during the nine months ended September 30, 2022, which decreased to $74.29 per barrel during the nine months ended September 30, 2023. The decrease in the market price of crude oil was primarily due to weakness in the Chinese economy and concern over economic recession caused crude oil prices to fall. During the third quarter of 2023, OPEC oil production cuts and U.S. inventory draws from the Mid-Continent and Gulf Coast resulted in an increase in crude oil prices.

Driver compensation increased by $1.0 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in driver pay in the 2023 period as compared to the same period in 2022, partially offset by a decrease in the overall driver count.

Insurance costs increased by $0.3 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in insurance premiums, partially offset by a decrease in the overall driver count in the 2023 period and by our safety performance during the current period. Fuel costs decreased by $1.4 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower fuel prices and a lower overall driver count in the current period.

Depreciation and amortization expense increased by $0.6 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2022 and 2023.

Our crude oil marketing operating earnings decreased by $7.4 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily as a result of inventory valuation changes (as shown in the table below), lower revenues due to lower crude oil prices and certain higher operating expenses in the 2023 period, partially offset by lower fuel costs.

Field Level Operating Earnings (Non-GAAP Financial Measure). Inventory valuations and forward month derivative instrument valuations (mark-to-market) are two significant factors affecting comparative crude oil marketing segment operating earnings or losses. As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. Generally, during periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

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

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance by removing the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

As reported segment operating earnings	$7,664	$5,070	$12,922	$20,301
Add (subtract):
Inventory liquidation gains	(4,890)	—	(2,922)	(2,062)
Inventory valuation losses	—	5,122	—	—
Derivative valuation gains	(36)	(627)	(335)	(1,257)
Field level operating earnings (1)	$2,738	$9,565	$9,665	$16,982
_______________
(1)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings decreased during the three months ended September 30, 2023 as compared to the same period in 2022 primarily due to lower revenues resulting from lower crude oil prices in the 2023 period, and certain higher operating expenses in the 2023 period. During the nine months ended September 30, 2023, field level operating earnings decreased as compared to the same period in 2022 primarily due to lower revenues resulting from lower crude oil volumes and prices in the 2023 period, and certain higher operating expenses in the 2023 period.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	September 30, 2023		December 31, 2022
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	307,175	$88.65	328,562	$78.39

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings, selected costs and operating data were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change (1)	2023	2022	Change (1)

Revenues	$24,206	$29,830	(19%)	$75,103	$86,054	(13%)
Operating earnings	$1,558	$3,307	(53%)	$3,515	$9,112	(61%)
Depreciation and amortization	$3,006	$2,791	8%	$9,273	$8,671	7%
Driver commissions and wages	$3,460	$4,020	(14%)	$10,756	$11,509	(7%)
Insurance	$1,994	$2,186	(9%)	$6,420	$6,499	(1%)
Fuel	$2,609	$3,136	(17%)	$7,461	$9,647	(23%)
Maintenance expense	$1,104	$1,539	(28%)	$3,749	$4,057	(8%)
Mileage (000s)	6,514	6,775	(4%)	19,362	20,437	(5%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Total transportation revenue	$24,206	$29,830	$75,103	$86,054
Diesel fuel cost	(2,609)	(3,136)	(7,461)	(9,647)
Revenues, net of fuel costs (1)	$21,597	$26,694	$67,642	$76,407
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022. Transportation revenues decreased by $5.6 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Transportation revenues, net of fuel costs, decreased by $5.1 million during the three months ended September 30, 2023, as compared to the prior year period. These decreases in transportation revenues were primarily due to a decrease in volumes and decreased transportation rates during the 2023 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation.

Driver commissions decreased by $0.6 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in the overall driver count and lower mileage during the 2023 period, partially offset by an increase in driver pay in July 2022.

Fuel costs decreased by $0.5 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily as a result of a decrease in the price of fuel and lower miles traveled during the 2023 period. Insurance costs decreased by $0.2 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower insurance premiums during the 2023 period and a decrease in the overall driver count. Maintenance expense decreased by $0.4 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower repairs and maintenance on tractors and trailers in our fleet, partially offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense increased by $0.2 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily as a result of the timing of purchases of new tractors and trailers in 2022 and 2023.

Our transportation operating earnings decreased by $1.7 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower revenues as a result of lower volumes, decreased transportation rates and higher depreciation and amortization expense, partially offset by lower operating costs.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022. Transportation revenues decreased by $11.0 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Transportation revenues, net of fuel costs, decreased by $8.8 million during the nine months ended September 30, 2023, as compared to the prior year period. These decreases in transportation revenues were primarily due to a decrease in volumes and decreased transportation rates during the 2023 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation.

Driver commissions decreased by $0.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to a decrease in the overall driver count and lower mileage during the 2023 period, partially offset by an increase in driver pay in July 2022.

Fuel costs decreased by $2.2 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily as a result of a decrease in the price of fuel and lower miles traveled during the 2023 period. Insurance costs decreased by $0.1 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to slightly lower insurance premiums during the 2023 period and a decrease in the overall driver count. Maintenance expense decreased by $0.3 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower repairs and maintenance on tractors and trailers in our fleet, partially offset by escalating prices in parts, repairs and maintenance.

Depreciation and amortization expense increased by $0.6 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily as a result of the timing of purchases of new tractors and trailers in 2022 and 2023.

Our transportation operating earnings decreased by $5.6 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower revenues as a result of lower volumes and decreased transportation rates, partially offset by lower operating costs.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change (1)	2023	2022	Change (1)

Segment revenues (2)	$770	$852	(10%)	$2,473	$2,912	(15%)
Less: Intersegment revenues (2)	(711)	(852)	(17%)	(2,165)	(2,912)	(26%)
Revenues	$59	$—	—%	$308	$—	—%

Operating losses	(866)	(909)	(5%)	(2,846)	(2,607)	9%
Depreciation and amortization	266	269	(1%)	804	808	—%
Insurance	168	200	(16%)	602	600	—%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Pipeline throughput	8,548	9,963	9,060	11,242
Terminalling	9,350	9,716	10,173	11,451

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022. Pipeline and storage revenues increased by $0.1 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. During the three months ended September 30, 2022, all pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper, while during the three months ended September 30, 2023, approximately $0.1 million of revenues were earned from third party customers. All pipeline and storage revenues earned from GulfMark are eliminated in consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations. Pipeline and storage revenues from GulfMark decreased by $0.1 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower volumes transported by GulfMark during the period.

We are currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to place the assets into commercial service during the fourth quarter of 2023 or the first quarter of 2024. In addition, we are exploring new connections with other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Our pipeline and storage operating losses during the three months ended September 30, 2023 were consistent with the three months ended September 30, 2022, primarily due to an increase in third party revenues in the 2023 period, offset by increases in operating salaries and wages and related personnel costs, materials and supplies and outside service costs in the 2023 period.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022. Pipeline and storage revenues increased by $0.3 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2022, all pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper, while during the nine months ended September 30, 2023, approximately $0.3 million of revenues were earned from third party customers. Pipeline and storage revenues from GulfMark decreased by $0.7 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower volumes transported by GulfMark during the current period.

Our pipeline and storage operating losses increased by $0.2 million during the nine months ended September 30, 2023 as compared to the 2022 period, primarily due to increases in operating salaries and wages and related personnel costs, materials and supplies and outside service costs in the 2023 period, partially offset by an increase in third party revenues.

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating (losses) earnings and selected costs were as follows for the period indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022(1)	Change (2)	2023	2022(1)	Change (2)

Revenues	$16,424	$8,677	89%	$46,458	$8,677	435%
Operating (losses) earnings	(269)	155	(274%)	133	155	(14%)
Depreciation and amortization	1,572	940	67%	4,877	940	419%
Driver commissions	2,245	1,554	44%	6,388	1,554	311%
Insurance	538	128	320%	1,742	128	1261%
Fuel	900	676	33%	2,730	676	304%
Maintenance expense	640	260	146%	1,693	260	551%
_______________
(1)Represents the period from acquisition, August 12, 2022 through September 30, 2022.
(2)Represents the percentage increase (decrease) from the prior year period.

On August 12, 2022, we acquired all of the equity interests of Firebird and Phoenix. Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and ͏other petroleum products. Firebird currently has eight terminal locations throughout Texas and owns 123 tractors and 216 trailers largely in the Eagle Ford basin. Phoenix ͏recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from ͏producers in the U.S. See Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the acquisition.

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

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022. Revenues earned from Firebird operations were approximately $7.9 million during the three months ended September 30, 2023, while revenues earned from Phoenix operations were approximately $8.5 million during the same period.

Operating expenses during the three months ended September 30, 2023 include driver commissions of $2.2 million, fuel costs of $0.9 million, maintenance expenses of $0.6 million and insurance costs of $0.5 million. Depreciation expense was $1.3 million and amortization expense related to intangible assets was $0.3 million during the current period. Operating losses during the three months ended September 30, 2023 were $0.3 million.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022. Revenues earned from Firebird operations were approximately $20.8 million during the nine months ended September 30, 2023, while revenues earned from Phoenix operations were approximately $25.7 million during the same period.

Operating expenses during the nine months ended September 30, 2023 include driver commissions of $6.4 million, fuel costs of $2.7 million, maintenance expenses of $1.7 million and insurance costs of $1.7 million. Depreciation expense was $4.1 million and amortization expense related to intangible assets was $0.8 million during the current period. Operating earnings during the nine months ended September 30, 2023 were $0.1 million.

General and Administrative Expense

General and administrative expense decreased by $0.5 million during the three months ended September 30, 2023 as compared to the same period in 2022. The 2022 period includes approximately $0.3 million of acquisition related costs for the purchase of Firebird and Phoenix on August 12, 2022 and approximately $0.2 million of costs related to the repurchase of our common shares from an affiliate, which occurred on October 31, 2022. The 2023 period includes higher outside service costs, audit fees and banking fees primarily related to outstanding letters of credit, partially offset by lower salaries and wages and related personnel costs and legal fees.

General and administrative expense decreased by $2.2 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an adjustment in the 2023 period of the $2.6 million contingent consideration accrual related to the Firebird and Phoenix acquisition in 2022 (see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information) and lower salaries and wages and related personnel costs and legal fees, partially offset by higher insurance costs, outside service costs, audit fees and banking fees primarily related to outstanding letters of credit. In addition, the 2022 period includes approximately $0.3 million of acquisition related costs for the purchase of Firebird and Phoenix on August 12, 2022 and approximately $0.2 million of costs related to the repurchase of our common shares from an affiliate, which occurred on October 31, 2022.

Interest Expense

Interest expense increased by $0.9 million during the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to higher interest expense as a result of higher borrowings under the revolving portion of the credit agreement with Cadence Bank (“Credit Agreement”), and the outstanding Term Loan of $22.5 million under our Credit Agreement (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

Interest expense increased by $2.2 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to higher interest expense as a result of higher borrowings under the revolving portion of the Credit Agreement, and the outstanding Term Loan of $22.5 million under our Credit Agreement (see Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

In accordance with U.S. GAAP for interim reporting, we have historically estimated our full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. We have determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, this historical method would not provide reliable results for the three months ended September 30, 2023. Therefore, a discrete year-to-date method of reporting was used for the three months ended September 30, 2023. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$16,313	$20,532
Working capital	22,185	19,083

Our cash balance at September 30, 2023 decreased by 21 percent from December 31, 2022, as discussed further below.

We have in place a Credit Agreement with Cadence Bank. The Credit Agreement provides for (a) a revolving credit facility that allows for borrowings up to $60.0 million in aggregate principal amount from time to time, and (b) a term loan in aggregate principal amount of $25.0 million (the “Term Loan”). We may also obtain letters of credit under the revolving credit facility up to a maximum amount of $30.0 million, which reduces availability under the revolving credit facility by a like amount. Borrowings under the revolving credit facility may be, at our option, base rate loans (defined by reference to the higher of the prime rate, the federal funds rate or an adjusted term secured overnight financing rate (“SOFR”) for a one month tenor plus one percent) or SOFR loans, in each case plus an applicable margin, the amount of which is determined by reference to our consolidated total leverage ratio, and is between 1 percent and 2 percent for base rate loans and between 2 percent and 3 percent for SOFR loans.

The Term Loan amortizes on a 10-year schedule with quarterly payments beginning December 31, 2022, and matures October 27, 2027. Proceeds of the Term Loan were used, together with additional cash on hand, to fund the repurchase of shares from KSA Industries, Inc. (“KSA”) and certain of its affiliates. The Term Loan bears interest at the SOFR loan rate plus the applicable margin for SOFR loans.

We are required to maintain compliance with certain financial covenants under the Credit Agreement, including a consolidated leverage ratio, an asset coverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2023.

On August 2, 2023, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment (i) clarifies our ability to exclude crude oil inventory valuation losses (and, to the extent included in our consolidated net income, inventory liquidation gains) from the calculation of consolidated EBITDA for purposes of the consolidated leverage ratio and the consolidated fixed charge coverage ratio, (ii) provides for the exclusion of unusual and non-recurring losses and expenses from the calculation of consolidated EBITDA, not to exceed ten percent of consolidated EBITDA for the period, and (iii) includes letters of credit and banker’s acceptances only to the extent such letters of credit or banker’s acceptances have been drawn, for purposes of calculating our consolidated funded indebtedness under the consolidated leverage ratio calculation. The Amendment applies to our fiscal period ending June 30, 2023 and thereafter.

At September 30, 2023, we had $22.5 million of borrowings outstanding under the Credit Agreement, representing the remaining principal balance of the Term Loan, at a weighted average interest rate of 7.66 percent. We also had $20.4 million of letters of credit issued under the Credit Agreement at a fee of 2.25 percent per annum. No amounts were outstanding under the revolving credit facility. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), in which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The total number of shares of common stock to be sold, if any, and the price at which the shares will be sold will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the nine months ended September 30, 2023, we received net proceeds of approximately $0.6 million (net of offering costs to the Agent of $27 thousand) from the sale of 14,680 of our common shares at an average price per share of approximately $40.74 under the ATM Agreement.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022

Cash provided by (used in):
Operating activities	$7,838	$15,832
Investing activities	(5,839)	(37,847)
Financing activities	(8,178)	8,612

Operating activities. Net cash flows provided by operating activities for the nine months ended September 30, 2023 decreased by $8.0 million as compared to the same period in 2022. The decrease in net cash flows provided by operating activities was primarily due to changes in our working capital accounts. Early payments made to suppliers decreased by approximately $7.7 million in the 2023 period, while early payments received from customers decreased by approximately $29.6 million in the 2023 period. Crude oil inventory increased by $0.7 million at September 30, 2023, primarily due to a increase in the price of our crude oil inventory, which increased from $78.39 per barrel at December 31, 2022 to $88.65 per barrel at September 30, 2023, partially offset by a decrease of 6.5 percent in the number of barrels held in inventory.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2023	2022

Early payments received	$15,654	$45,265
Prepayments to suppliers	6,340	14,055

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. The timing of payments and receipts of these early pays received and paid can have a significant impact on our cash balance.

Investing activities. Net cash flows used in investing activities for the nine months ended September 30, 2023 decreased by $32.0 million as compared to the same period in 2022. This decrease was primarily due to the payment of $33.6 million for the acquisition of Firebird and Phoenix in August 2022 (see Note 6 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information). This decrease was also due to an increase of $0.9 million in cash proceeds from the sales of assets in the current period, partially offset by an increase of $2.1 million in capital spending for property and equipment (see following table).

Capital spending by reporting segment was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Crude oil marketing (1)	$809	$4,351
Transportation (2)	2,754	1,416
Pipeline and storage (3)	1,423	890
Logistics and repurposing (4)	3,819	132
Other (5)	112	8
Capital spending	$8,917	$6,797
_______________
(1)2023 amount relates to the purchase of various field equipment, and the 2022 amount relates to the purchase of 20 tractors, ten trailers and other field equipment.
(2)2023 amount relates to the purchase of five tractors, eight trailers and various field equipment, and the 2022 amount relates to the purchase of three tractors, two trailers and other field equipment.
(3)2023 amount relates to spending for the continued construction of a planned pipeline connection, which is expected to be placed in commercial service during the fourth quarter of 2023 or first quarter of 2024, and the 2022 amount relates to the purchase of land and easements in connection with the planned pipeline connection.
(4)2023 amount relates to the purchase of approximately 10.6 acres of land in the Gulf Inland Industrial Park, located in Dayton, Texas, for approximately $1.8 million to build a new processing facility for Phoenix, 13 tractors, three trailers and various field equipment, and the 2022 amount relates to the purchase of field equipment.
(5)2023 amount relates to the purchase of a company vehicle and office and computer equipment.

Financing activities. Net cash used in financing activities was $8.2 million for the nine months ended September 30, 2023 as compared to net cash provided by financing activities of $8.6 million for the nine months ended September 30, 2022. The change in net cash flows from financing activities of $16.8 million was primarily due to the following cash outflows and inflows:

•an increase in the 2023 period in net repayments under our Credit Agreement. During the nine months ended September 30, 2023, we made principal payments of $1.9 million on the Term Loan. During the nine months ended September 30, 2023, we also borrowed and repaid $76.0 million under the revolving credit facility under our Credit Agreement, while during the nine months ended September 30, 2022, we borrowed $45.0 million and repaid $30.0 million under the revolving credit facility. Borrowings were primarily used for working capital purposes;
•an increase of $1.5 million in the 2023 period for principal repayments made for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations);
•an increase of $0.3 million in the 2023 period in net proceeds from the sale of common shares under the ATM program. During the nine months ended September 30, 2023, we received net proceeds of approximately $0.6 million from the sale of 14,680 of our common shares, while during the nine months ended September 30, 2022, we received net proceeds of approximately $0.3 million from the sale of 8,202 of our common shares; and
•a decrease of $1.3 million in the 2023 period in cash dividends paid on our common shares. During each of the nine months ended September 30, 2023 and 2022, we paid cash dividends of $0.72 per common share, or totals of $1.9 million and $3.2 million, respectively. On October 31, 2022, the number of common shares outstanding decreased by 1.9 million as a result of the repurchase of shares from KSA and certain of its affiliates.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at September 30, 2023 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$27,978	$4,137	$7,699	$16,142	$—
Finance lease obligations (2)	32,813	8,216	14,844	9,753	—
Operating lease obligations (3)	6,575	2,960	2,573	969	73
Purchase obligations (4)	10,017	10,017	—	—	—
Total contractual obligations	$77,383	$25,330	$25,116	$26,864	$73
_______________
(1)Represents scheduled future maturities for amounts due under the Term Loan under our Credit Agreement plus estimated cash payments for interest. Interest payments are based upon the principal amount of the amount outstanding and the applicable interest rate at September 30, 2023. See Note 11 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase 25 new tractors and 22 new trailers in our transportation business, 16 new tractors in our crude oil marketing business and 3 new tractors and two new trailers in our logistics and repurposing segment.

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

Transactions with Affiliates

For more information regarding transactions with our affiliates during the nine months ended September 30, 2023 and 2022, see Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amendment No. 1 dated August 2, 2023 to Credit Agreement dated October 27, 2022 by and among Adams Resources & Energy, Inc., GulfMark Asset Holdings, LLC, Service Transport Company, and Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2023).

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	November 8, 2023	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)