Form 10-K
period 2023-12-31
ADAMS RESOURCES & ENERGY, INC.
filed 2024-03-13
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company’s voting and non-voting common shares held by non-affiliates as of the close of business on June 30, 2023 was $87,396,622 based on the closing price of $35.15 per one share of common stock as reported on the NYSE American LLC for such date. There were 2,566,649 shares of Common Stock outstanding at March 1, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2024 are incorporated by reference into Part III of this annual report on Form 10-K.

ADAMS RESOURCES & ENERGY, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2023 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this annual report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART I

Items 1 and 2. Business and Properties.

General

Adams Resources & Energy, Inc. (“AE”) is a publicly traded Delaware corporation organized in 1973. Our common shares are listed on the NYSE American LLC (“NYSE American”) under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, and terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). In addition, we conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with seventeen terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Our headquarters are located in 22,197 square feet of office space located at 17 South Briar Hollow Lane, Suite 100, Houston, Texas 77027. Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” or “AE” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

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

Business Segments

Crude Oil Marketing

Our crude oil marketing segment consists of the operations of our wholly owned subsidiary, GulfMark Energy, Inc. (“GulfMark”). Our crude oil marketing activities generate revenue from the sale and delivery of crude oil purchased either directly from producers or from others on the open market. We also derive revenue from third party transportation contracts. We purchase crude oil and arrange sales and deliveries to refiners and other customers, primarily onshore in Texas, North Dakota, Michigan, Wyoming, Colorado and Louisiana.

Our crude oil marketing activities includes a fleet of 163 tractor-trailer rigs, the majority of which we own and operate, used to transport crude oil. We also maintain approximately 180 pipeline inventory locations or injection stations. We have the ability to barge crude oil from six crude oil storage facilities along the Intracoastal Waterway of Texas and Louisiana, and we have access to approximately 889,000 barrels of storage capacity at the dock facilities in order to access waterborne markets for our products.

The following table shows the age of our owned and leased tractors and trailers within our crude oil marketing segment at December 31, 2023:

	Tractors (1)	Trailers (2)

Model Year:
2024	27	2
2023	21	10
2022	35	—
2021	16	—
2020	44	—
2019	13	—
2018	2	—
2017	2	—
2015	1	10
2014	2	24
2013	—	27
2012	—	12
2011	—	80
2010 and earlier	—	21
Total	163	186
____________________
(1)Includes twenty-seven 2024 tractors, twenty-one 2023 tractors, sixteen 2021 tractors and five 2019 tractors that we lease from third parties under finance lease agreements.
(2)Includes two 2024 trailers, one 2007 trailer and two 2004 trailers that we lease from third parties under finance lease agreements. See Note 17 in the Notes to Consolidated Financial Statements for further information.

We purchase crude oil at the field (wellhead) level. Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Field level purchase volumes – per day (1)
Crude oil – barrels	87,985	94,873	89,061

Average purchase price
Crude oil – per barrel	$74.96	$92.63	$65.48
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.

Field level purchase volumes depict our day-to-day operations of acquiring crude oil at the wellhead, transporting crude oil, and delivering it to market sales points. We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	December 31,
	2023		2022		2021
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	267,731	$72.35	328,562	$78.39	259,489	$71.86

We deliver physical supplies to refinery customers or enter into commodity exchange transactions from time to time to protect from a decline in inventory valuation. During the year ended December 31, 2023, we had sales to two customers that comprised approximately 11.4 percent and 11.1 percent, respectively, of total consolidated revenues. We believe alternative market outlets for our commodity sales are readily available and a loss of any of these customers would not have a material adverse effect on our operations. See Note 19 in the Notes to Consolidated Financial Statements for further information regarding credit risk.

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

STC operates seventeen terminals in ten states: (i) Texas, with terminals in Houston, Corpus Christi, Nederland and Freeport; (ii) Louisiana, with terminals in Baton Rouge (St. Gabriel), St. Rose and Sterlington; (iii) Florida, with terminals in Jacksonville and Tampa; (iv) Augusta, Georgia; (v) Mobile, Alabama; (vi) Charlotte, North Carolina; (vii) Cincinnati, Ohio; (viii) South Charleston, West Virginia; (ix) Memphis, Tennessee; and (x) Illinois, with terminals in East St. Louis and Joliet. The St. Gabriel, Louisiana and the Corpus Christi, Texas terminals are situated on 11.5 acres and 3.5 acres, respectively, that we own, and both include an office building, maintenance bays and tank cleaning facilities.

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

The following table shows the age of our owned and leased tractors and trailers within our transportation segment at December 31, 2023:

	Tractors (1) (2)	Trailers (3)

Model Year:
2024	24	34
2023	37	22
2022	31	51
2021	33	12
2020	129	100
2019	49	—
2018	—	20
2016	—	6
2015	2	75
2014	—	34
2013	—	5
2012	—	28
2008 and earlier	—	348
Total	305	735
____________________
(1)Excludes 90 contracted independent owner operator tractors.
(2)Includes fifteen 2024 tractors, thirty-five 2023 tractors and thirty-three 2021 tractors that we lease from third parties under finance lease agreements.
(3)Includes fourteen 2024 trailers, twenty-two 2023 trailers, twenty 2020 trailers and twenty 2018 trailers that we lease from third parties under finance lease agreements. See Note 17 in the Notes to Consolidated Financial Statements for further information.

Miles traveled was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Mileage	25,487	26,510	27,902

All company and independent contractor tractors are equipped with in-cab communication technology, enabling two-way communications between our dispatch office and our drivers, through both standardized and free-form messaging, including electronic logging. We have also installed electronic logging devices (ELDs) on 100 percent of our tractor fleet. This technology enables us to dispatch drivers efficiently in response to customers’ requests and to provide real-time information to customers about the status of their shipments. We have also equipped our tractor fleet with forward-facing and inward facing event recorders. These cameras are constantly recording the movements of the vehicles, and our management team is alerted via email in the event the unit triggers a G-force event. A snapshot of this recording is then sent to our management team for review.

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

Through 2021, pipeline and storage segment revenues were earned from a third-party shipper under a contract that had been in place at the time of the acquisition, and revenues were also earned from GulfMark, an affiliated shipper. The third-party contract ended in 2021, and all pipeline and storage segment revenues through mid-2023 were earned from GulfMark. In mid-2023, we began receiving revenue from an unaffiliated shipper. We are also currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to complete construction and place the assets into commercial service during the second half of 2024. In addition, we are exploring new connections with several other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Volume information was as follows for the periods indicated (in barrels per day):

	Year Ended December 31,
	2023	2022	2021

Pipeline throughput	9,140	11,084	7,670
Terminalling	10,026	11,296	8,132

The VEX Pipeline System, with truck and storage terminals at both Cuero and the Port of Victoria, Texas, is a crude oil and condensate pipeline system, which connects the heart of the Eagle Ford Basin to the Gulf Coast waterborne market. The VEX Pipeline System includes 56 miles of 12-inch pipeline, which spans DeWitt County to Port of Victoria in Victoria County, Texas, with approximately 400,000 barrels of above ground storage at its two terminals. The pipeline system has a current capacity of 90,000 barrels per day and is regulated by the Federal Energy Regulatory Commission (“FERC”) and the Texas Railroad Commission. The VEX Pipeline System can receive crude oil by pipeline and truck, and has downstream pipeline connections to two terminals today, with potential for additional downstream connection opportunities in the future.

The Cuero terminal has 40,000 barrels per day of offload capacity via eight truck unloading stations, with two 100,000-barrel storage tanks and one 16,000-barrel storage tank. The Port of Victoria terminal has 30,000 barrels per day of truck offload capacity via six truck unloading stations and water access via two barge docks, which have been leased from the Port Authority in Victoria. The Port of Victoria has four 50,000-barrel storage tanks and one 10,000-barrel storage tank.

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

Logistics and Repurposing

Our logistics and repurposing segment consists of the operations of two of our wholly-owned subsidiaries, Firebird and Phoenix, which we acquired on August 12, 2022. Firebird is headquartered in Humble, Texas, and currently operates seven terminal locations throughout Texas. Firebird transports crude oil, condensate, fuels, oils and other petroleum products on a “for hire” basis largely in the Eagle Ford basin. We do not own any of the products that we haul through Firebird; rather we act as a third-party carrier to deliver our customers’ products from point A to point B, using predominately our employees and our owned or leased tractors and trailers. However, we also use contracted independent owner-operators to provide transportation services. Firebird provides transportation services to customers under multiple load contracts in addition to loads covered under its standard price list. Our customers include major oil and chemical companies and large and mid-sized industrial companies. Firebird provides transportation services to Phoenix, and crude oil transportation services to GulfMark, when additional trucking capacity is required.

Phoenix is also headquartered in Humble, Texas. Phoenix repurposes and finds beneficial uses for off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. With an advanced laboratory, sophisticated technology, and access to an expansive fleet of trucks, Phoenix can provide a solution for customers needing help managing off-specification fuels or oils. In addition to the removal from the customer site, Phoenix markets these refinery and plant co-products into the fuels or feedstock markets. Phoenix markets on approximately six different levels, ranging from heavy fuel oils to light-end naphthas. Phoenix utilizes Firebird’s fleet to assist in the transportation of these products, and has begun to utilize STC to also assist in the transportation of these products.

On May 4, 2023, we acquired approximately 10.6 acres of land in the Gulf Inland Industrial Park, located in Dayton, Texas, for approximately $1.8 million to build a new processing facility for Phoenix with rail spur and siding, product storage, and truck rack. Phoenix intends to build new infrastructure to service its existing customers and to create opportunities for growing the business. Phoenix also plans to relocate its headquarters from Humble, Texas to this new location. We expect to break ground on the Dayton facility during the second quarter of 2024. When completed, this facility will allow us to operate our rail and trucking business more efficiently, as well as open up opportunities to process a wider variety of products.

The following table shows the age of our owned and leased tractors and trailers within our logistics and repurposing segment at December 31, 2023:

	Tractors (1) (2)	Trailers

Model Year:
2024	15	—
2023	17	—
2022	—	2
2021	21	1
2020	14	2
2019	16	2
2018	23	3
2017	—	1
2016	6	5
2015	7	18
2014	3	31
2013	1	15
2012	6	43
2011	—	16
2010 and earlier	8	71
Total	137	210
____________________
(1)Excludes 10 contracted independent owner operator tractors.
(2)Includes six 2024 tractors and two 2023 tractors that we lease from third parties under finance lease agreements. See Note 17 in the Notes to Consolidated Financial Statements for further information.

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

In order to mitigate the effect of price increases on our business, from time to time, we enter into monthly commodity purchase and sale contracts for up to 300,000 barrels of crude oil and commodity purchase contracts for the purchase of diesel fuel. See Note 13 in the Notes to Consolidated Financial Statements for further information regarding these contracts.

In addition to inflation, fluctuations in fuel prices can affect profitability. Most of our transportation contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and operating taxes to transportation customers in the form of surcharges and higher rates, there is no guarantee that this will be possible in the future. In addition, we are not able to obtain the benefit of a fuel surcharge on the crude oil marketing segment private fleet. See “Part I, Item 1A. Risk Factors.”

Regulatory Matters

We are subject to an extensive variety of evolving federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. Below is a non-exclusive listing of the environmental laws, each as amended, that potentially impact our business.

•The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976.
•The Clean Water Act of 1972.
•The Clean Air Act of 1970.
•The Comprehensive Environmental Response Compensation and Liability Act.
•The Toxic Substances Control Act of 1976.
•The Emergency Planning and Community Right-to-Know Act.
•The Occupational Safety and Health Act of 1970.
•Texas Clean Air Act.
•Texas Solid Waste Disposal Act.
•Texas Water Code.
•Texas Oil Spill Prevention and Response Act of 1991.

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

Pipeline Safety

We are subject to regulation by the DOT as authorized under various provisions of Title 49 of the United States Code and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of our pipeline facilities. Among other things, these statutes also require companies that own or operate pipelines to permit access to and copying of pertinent records, file certain reports and provide other information as required by the U.S. Secretary of Transportation. The DOT regulates natural gas and hazardous liquids pipelines through its Pipeline and Hazardous Materials Safety Administration (“PHMSA”). PHMSA continues to implement and enforce these rules and has discretion to assess significant fines should non-compliance be determined.

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

Employees

At December 31, 2023, we employed 741 persons, of which 485, or 65 percent, were truck drivers. We believe our employee relations are satisfactory, and none of our employees are subject to union contracts or part of a collective bargaining unit.

Independent Contractors

In addition to company drivers, we enter into contracts with independent contractors, who provide a tractor and a driver and are responsible for all operating expenses in exchange for an agreed upon fee structure. At December 31, 2023, we had 100 independent contractor operated tractors in our transportation and logistics and repurposing segments, which comprised approximately 17 percent of our professional truck driving fleet.

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

We have a concentrated customer base and receive half of our revenue from a small number of customers.

Our largest customers consist of large multinational integrated crude oil companies and independent domestic refiners of crude oil. In addition, we transact business with independent crude oil producers, major chemical companies, crude oil trading companies and a variety of commercial energy users. Within this group of customers, we derive approximately 50 percent of our revenue from four to five large crude oil refining customers. During the year ended December 31, 2023, we had sales to two customers that comprised approximately 11.4 percent and 11.1 percent, respectively, of total consolidated revenues. While we believe alternative markets are available, our financial condition and results of operations may be adversely affected if we lose these customers or if these customers experience operating and financial performance decline or there is a decrease in their demand.

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

We may face opposition to the operation of our pipeline and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying dividends to our shareholders and, accordingly, adversely affect our financial condition and the market price of our securities.

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

Our business is subject to environmental hazards such as spills, leaks or any discharges of petroleum products and hazardous substances. These environmental hazards could expose us to material liabilities for property damage, personal injuries, and/or environmental harms, including the costs of investigating, remediating and monitoring contaminated properties.

Federal, state and local environmental laws and regulations govern many aspects of our business, such as transportation and waste management, as well as permitting and licensing requirements. There are no assurances that we will be able to comply with conditions or restrictions contained in any permit issued by a regulatory agency governing our operations. Further, additional conditions may be included in the renewal or amendment of any permit issued to or held by us, and any permit that has been issued remains subject to renewal, modification, suspension, or revocation by the agency with jurisdiction. Compliance with environmental laws and regulations can require significant costs or may require a decrease in business activities. Moreover, noncompliance with these laws and regulations could subject us to significant administrative, civil, and/or criminal fines and/or penalties, as well as potential injunctive relief. In many instances, liability is often “strict,” meaning it is imposed without a requirement of intent or fault by the regulated entity, and this can include not only fines and penalties, but also liability relating to the cleanup of contaminated properties. See discussion under “Item 1 and 2. Business and Properties — Regulatory Matters,” for additional detail.

Restrictions and covenants in our Credit Agreement reduce operating flexibility and create the potential for defaults, which could adversely affect our business, financial condition and results of operations.

Under our credit agreement with Cadence Bank (“Credit Agreement”), we may borrow or issue letters of credit in an aggregate of up to $60.0 million under a revolving credit facility, subject to our compliance with certain financial covenants. The Credit Agreement also includes a term loan in the initial principal amount of $25.0 million. At December 31, 2023, we had $21.9 million of borrowings outstanding under the term loan and $13.0 million of letters of credit issued under the Credit Agreement.

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

At December 31, 2023, we were in compliance with all financial covenants. However, if in the future there are economic declines, we can make no assurance that these declines will not negatively impact our financial results and, in turn, our ability to meet these financial covenant requirements. If we fail to comply with certain covenants, including our financial covenants, we could be in default under our Credit Agreement. In the event of such a default, the lenders under the Credit Agreement are entitled to take various actions, including the acceleration of the maturity of all loans and to take all actions permitted to be taken by a secured creditor against the collateral under the related security documents and applicable law. Any of these events could adversely affect our business, financial condition and results of operations.

In addition, these restrictions reduce our operating flexibility and could prevent us from exploiting certain investment, acquisition, or other time-sensitive business opportunities.

Our indebtedness, along with the variable interest rates we pay on our indebtedness, could adversely affect our business and our ability to execute our business strategy.

We have a $25.0 million term loan and a revolving credit facility that permits us to borrow up to $60.0 million in additional loans and letters of credit (with letters of credit not to exceed $30.0 million). Our Credit Agreement bears interest at variable rates, which will generally change as interest rates change. During our fiscal year ended December 31, 2023, we experienced, and we may continue to experience, increases in interest on our variable rate loans. If interest rates increase and we do not hedge such variable rates, our debt service obligations will increase even when the amount borrowed may stay the same. In an increasing interest rate environment, we bear the risk that the rates we are charged by the lenders under our Credit Agreement will increase faster than the earnings and cash flow of our business, which could reduce our profitability, adversely affect our ability to service our debt, cause us to breach covenants in our Credit Agreement, or divert capital that we would otherwise be able to use to grow the business or declare dividends in order to fulfill our debt service requirements.

Risk Related to our Industry

Public health emergencies, including the COVID-19 pandemic, could disrupt or continue to disrupt our operations and adversely impact our business and financial results.

The COVID-19 pandemic resulted in a number of adverse economic effects, including changes in consumer behavior related to the economic slowdown, disruption of historical supply and demand patterns, and changes in the work force, which has affected our business and the businesses of our customers and suppliers. These adverse economic effects of the COVID-19 outbreak have impacted our operations and services.

The COVID-19 pandemic has created business challenges primarily related to changes in the work force, which have impacted our ability to hire and retain qualified truck drivers, and created issues with the supply chain, resulting in delays in purchasing items, including new tractors. While demand for transportation of products and demand for crude oil has largely rebounded from 2020 levels during the initial stages of the pandemic, our growth has been limited in certain markets by the availability of truck drivers.

We have been seeking ways to overcome supply shortages in tractors, by additional maintenance to extend vehicle lives, shortages in tires and other inventory by having additional items on hand and increases in the price of diesel fuel by continuing to pass costs through to customers or attempting to reduce costs through efficiencies. If the pandemic continues to affect global supply chains and fuel costs, we may be unable to pass costs through to customers or maintain our operating margins.

We continue to monitor the effect of the pandemic on our financial condition, liquidity, operations, customers, industry and workforce. If the pandemic and its economic effects continue or worsen, particularly in light of new and variant strains of the virus and the plateau of vaccination rates, it may have a material adverse effect on our results of future operations, financial position and liquidity.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our operations would be adversely impacted if a number of our administrative personnel, drivers or field personnel are infected and become ill or are quarantined. At this time, we believe that our business would generally be exempted from shelter-in-place orders or other mandated local travel restrictions as an essential service but there can be no assurance as the scope of restrictions imposed by local or state governments.

While the potential economic impact brought by and the duration of public health emergencies such as the coronavirus may be difficult to assess or predict, such emergencies may cause significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread or worsening of the coronavirus or other public health emergencies could materially and adversely affect our business and financial results.

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

As an integral part of our crude oil marketing, transportation and logistics and repurposing businesses, we operate approximately 605 tractors, and diesel fuel costs are a significant component of our operating expenses. The market price for fuel can be extremely volatile and is affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

In our transportation segment, we typically incorporate a fuel surcharge provision in our customer contracts. During periods of high prices, we attempt to recoup rising diesel fuel costs through the pricing of our services. However, our customers may be able to negotiate contracts that minimize or eliminate our ability to pass on fuel price increases. We are also not able to obtain the benefit of a fuel surcharge on the crude oil marketing segment private fleet.

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

More stringent laws and regulations relating to climate change and GHGs may be adopted which could cause us to incur material expenses to comply with such laws and regulations. In 2014, the U.S. Supreme Court upheld the EPA’s authority to regulate GHG emissions. Pursuant to EPA regulations, a permit governing GHG emission may be required, in conjunction with authorization of emissions of other pollutants. The EPA also requires, pursuant to its GHG Reporting Rule, specified large GHG emission sources to report their GHG emissions. Regulated sources include, without limitation, onshore and offshore crude oil and natural gas production facilities and onshore crude oil and natural gas processing, transmission, storage and distribution facilities. Reporting of GHG emissions from such large facilities is required on an annual basis. We do not presently operate any such large GHG emissions sources, but if we were to do so, we would incur costs associated with evaluating and meeting this reporting obligation.

Our industry is subject to regular enactment of new or amended federal, state, and local environmental health and safety statutes, regulation, and ballot initiatives, as well as judicial decisions interpreting these requirements, which have become more stringent over time. We expect these trends to continue, which could lead to material increases in our costs for future environmental, health, and safety compliance. These requirements may also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business.

Regulation of methane and volatile organic compound (“VOC”) emissions has varied significantly between recent administrations, but regulation of these emissions is becoming increasingly stringent. Increased regulatory oversight by the EPA may result in increased compliance costs for our business. More directly, these costs may extend to our customers and the industry as a whole, which could lead to a diminution in our customers’ business and their exploration and production activities, and ultimately detrimentally affect our business.

Regulation of menthane and VOC emissions from oil and gas operation in particular is becoming more pervasive and comprehensive. In December 2023, EPA issued a final rule to further regulate methane emissions and VOCs from oil and gas industry sources—implementing regulations known as OOOOb and OOOOc. The rule includes a comprehensive suite of pollution reduction standards including, among others, the creation of a new New Source Performance Standard (NSPS) for oil and gas industry sources; a requirement that all well sites and compressor stations be routinely monitored for leaks; and the creation of what is known as a Super Emitter Program that authorizes third parties to remotely monitor regulated facilities and notify EPA when certain significant methane releases occur. Under OOOOb, a new NSPS includes generally more stringent standards for “new” emission sources not regulated previously under the previous rules—this being any facility constructed, reconstructed, or modified after December 6, 2022. Under OOOOc, the rule includes the first oil and gas emission guidelines for existing sources, which requires states to enforce standards largely consistent with those of Subpart OOOOb on existing oil and gas emissions sources. The state implementation plans are required to be submitted within two years of the rule’s finalization and regulated entities will be required to comply within three years of the submittal deadline.

These rules may require us and the industry to expend material sums on compliance, including equipment repair, replacement, and monitoring, which may reduce overall industry activity and demands which could have an adverse impact on our business. Further, states may adopt laws or regulations more stringent than the federal rules, which would remain in place regardless of the outcome of any federal rules stay or litigation, thus potentially causing additional impact on our business and the industry as a whole, which could adversely affect our business.

The Bureau of Land Management (“BLM”) has similarly promulgated proposed and final methane emission rulemakings, which also seek to reduce methane emissions from venting, flaring, and leaks during crude oil and natural gas operations on public lands. The increased regulation of the oil and gas industry’s operations could adversely affect our business, our customers’ business, and others. The heightened standards may increase the cost to our customers in delivering hydrocarbons and, as a result, may result in a diminution of product transported and our business generally.

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

Generally, the promulgation of climate change laws or regulations restricting or regulating GHG emissions from our operations could increase our costs to operate by increasing control technology requirements or changing regulatory obligations. In the United States, the EPA’s current and proposed regulation of GHG emissions may result in an increased cost of our operations as well as that of our customers, which in either case could adversely affect our business.

In addition to the regulation of operations, the SEC has adopted disclosure rules in March 2024 that will generally require public companies, after a transition period, to disclose climate-related risks and impacts, mitigation or adaptation activities, board oversight of climate-related risks, capitalized costs, expenses and losses incurred as a result of severe weather events and other natural conditions, and other climate-related information, and will require many public companies to monitor and report direct GHG emissions and indirect GHG emissions from the purchase of energy. Even though we will be exempt from the more onerous emissions-related disclosure requirements for so long as we continue to qualify as a “smaller reporting company,” the rules may impose substantial compliance costs on our business, the impact of which we are currently unable to quantify.

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

There is increasing shareholder and stakeholder focus upon the development and implementation of more robust ESG and sustainability policies, practices, and disclosures around climate-related risk identification and mitigation—as shown by the SEC’s proposed Climate Change Disclosure Rule. This focus has included, but is not limited to, expansion of mandatory and voluntary reporting, including disclosures on climate change, sustainability efforts, natural resources, waste reduction, energy, human capital, and risk oversight. Developing and implementing these new ESG and sustainability practices, new disclosure requirement responses, and monitoring networks can involve significant costs and require extended time commitment from employees, officers, and directors.

Further, certain investors and lenders are integrating ESG factors into their decision making in conjunction with traditional financial considerations. To the extent that ESG and sustainability metrics and targets become applicable to our operations (whether voluntary, aspirational, or otherwise), our failure to achieve these targets, or a perception among key stakeholders that such targets are insufficient, unattainable, or merely placeholders, could damage our reputation, competitive position, share price, and overall business.

General Risk Factors

Economic developments could damage our operations and materially reduce our profitability and cash flows.

Potential disruptions in the credit markets and concerns about global economic growth could have a significant adverse impact on global financial markets and commodity prices. These factors could contribute to a decline in our stock price and corresponding market capitalization. If commodity prices experience a period of rapid decline, or a prolonged period of low commodity prices, our future earnings will be reduced. We currently rely on our bank Credit Agreement to issue letters of credit and to fund certain working capital needs from time to time. If the capital and credit markets experience volatility and the availability of funds become limited, our customers and suppliers may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect our ability to secure supply and make profitable sales.

Current and future litigation could have an adverse effect on us.

We are currently involved in certain administrative and civil legal proceedings as part of the ordinary course of our business. Moreover, as incidental to operations, we sometimes become involved in various lawsuits and/or disputes. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although we maintain insurance to mitigate these costs, we cannot guarantee that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Our results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

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

We are subject to potential physical risks associated with climate change.

The potential physical effects of climate change and the potential increase in frequency of severe weather events on our operations and business are highly uncertain and vary largely depending on the geographical and environmental features of each facility and region. Regardless, our facilities still face the risk of these physical effects. Examples of potential physical risks include floods, water shortages and quality, hurricane-force winds, wildfires, freezing temperatures and snowstorms, and rising sea levels at our coastal or near-coastal facilities.

Our pipeline and storage facilities are fixed in place and in some cases near the coast, which may be particularly vulnerable. Depending on the physical effects of weather events, these facilities could potentially be required to temporarily or even permanently shut down operations. Further, these potential disruptions may hinder or prevent our ability to transport or receive products in these areas. Extended periods of disruption could have an adverse effect on our operations and therefore our business. Further, the overall oil and gas industry within the same region may also be negatively affected and/or disrupted resulting in diminution in our business and that of our customers.

We currently have systems in place to manage physical risks, but if such events occur they may still have an adverse effect on our assets and operations. We have incurred and will continue to incur costs to protect our assets from physical risks and to further mitigate such risks. If such events were to occur, operations may be adversely affected, including: disruption of our marketing and transportation activities, increases in our costs of operation, reductions in the efficiency of our operations, incurrence of substantial costs to repair damaged facilities; and potential increased costs for insurance coverage in the aftermath of such events.

These effects could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by companies or suppliers with whom we have a business relationship. Additionally, the demand for and consumption of our services (due to changes in both costs and weather patterns), and the economic health of the regions in which we operate, could have a material adverse impact on our business, our customers, and our suppliers—thus, further indirectly impacting us.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

We operate in the logistics and crude oil distribution sector, which is subject to various cybersecurity risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, operations, cash flows or reputation.

While we have not experienced material cybersecurity threats or incidents, or threats or incidents that are reasonably likely to materially affect us, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Information on cybersecurity risks and threats we face can be found in Part I, Item 1A. Risk Factors—“Cyber-attacks or other disruptions to our information technology systems could lead to reduced revenue, increased costs, liability claims, fine or harm to our competitive position”.

Our business depends on the availability, reliability and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, physical assets and infrastructure, customer service, product development and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our relationships, or loss of market share.

Governance

Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews the measures we implement to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Board and Audit Committee receive reports and presentations from members of our senior leadership for overseeing our cybersecurity risk management, including our Corporate Information Technology Director, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Such members of our senior leadership also report to the Board directly at least annually on cybersecurity matters, including information security and cybersecurity risk.

At the management level, our Corporate Information Technology Director, who has extensive cybersecurity knowledge and skills gained from over 30 years of work experience at our company and elsewhere, heads the team responsible for implementing, monitoring, and maintaining information security and cybersecurity practices across our businesses and reports directly to the Chief Financial Officer.

The Corporate Information Technology Director receives reports on information security and cybersecurity threats and, in conjunction with management, regularly reviews risk management measures we implement to identify and mitigate information security and cybersecurity risks. In addition to our internal cybersecurity capabilities, we also regularly engage assessors, consultants, auditors, and other third parties to assist with assessing, identifying, and managing cybersecurity risks.

We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Board and Audit Committee, as well as ongoing updates regarding any such incident until it has been addressed.

Risk Management and Strategy

We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. This approach includes a variety of mechanisms, controls, technologies, methods, systems, protocols and physical safeguards, along with the use of third-party consultants and experts, that are reasonably designed to protect our information, and that of our stakeholders, against cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems. We monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds.

We continue to improve our cybersecurity risk assessment program and activities for assessing, identifying and managing cybersecurity risks through industry standard security frameworks and leading practices, including risk assessments and remediations, software and services, continuous systems monitoring, vendor risk management processes, incident response plans, phishing simulations, employee training, and communication programs, among other measures. We also employ processes designed to assess, identify, and manage the potential impact of a security incident at various customers and critical partners, including third-party vendors, service providers, or any cybersecurity incident otherwise impacting the third-party technology and systems we use.

We engage with third-party service providers in order to maintain awareness of the latest security trends and continuously promote comprehensive cybersecurity practices consistent with industry best practices.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE American under the ticker symbol “AE”. As of March 1, 2024, there were approximately 109 shareholders of record of our common shares, however, the actual number of beneficial holders of our common stock may be substantially greater than the stated number of holders of record because a substantial portion of our common stock is held in street name.

We have paid dividends to our common shareholders each year since 1994. Our Board of Directors expects to continue paying dividends for the foreseeable future, although the declaration, amount and timing of any dividends falls within the sole discretion of our Board, whose decision will depend on many factors, including our financial condition, earnings, capital requirements and other factors that our Board may deem relevant.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph compares the total shareholder return performance of our common stock with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the S&P 500 Integrated Oil and Gas Index (“S&P Integrated Oil & Gas”). The graph assumes that $100 was invested in our common stock and each comparison index beginning on December 31, 2018 and that all dividends were reinvested on a quarterly basis on the ex-dividend dates. The graph was prepared under the applicable rules of the SEC based on data supplied by Research Data Group. The stock performance shown on the graph is not necessarily indicative of future price performance.

The information under the caption “Performance Graph” above is not deemed to be “filed” as part of the Annual Report on Form 10-K, and is not subject to the liability provisions of Section 18 of the Exchange Act. Such information will not be deemed incorporated by reference into any filing we make under the Securities Act unless we explicitly incorporate it into such filing at such time.

$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Adams Resources & Energy, Inc.
S&P 500
S&P Integrated Oil & Gas

	December 31,
	2018	2019	2020	2021	2022	2023

Adams Resources & Energy, Inc.	$100.00	$101.14	$66.46	$79.27	$114.09	$78.79
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Integrated Oil & Gas	100.00	107.19	71.37	109.06	192.43	175.08

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

Overview of Business

Adams Resources & Energy, Inc. and its subsidiaries are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, and terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the U.S. In addition, we conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with seventeen terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S.

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

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change (1)	2021	Change (1)

Revenues	$2,585,355	$3,232,193	(20.0%)	$1,930,042	67.5%
Operating earnings (2)	17,029	15,874	7.3%	25,243	(37.1%)
Depreciation and amortization	8,042	7,724	4.1%	6,673	15.8%
Gains on sales of assets	2,730	1,738	57.1%	368	372.3%
Driver compensation	19,560	19,598	(0.2%)	17,717	10.6%
Insurance	7,261	7,954	(8.7%)	6,193	28.4%
Fuel	10,427	12,518	(16.7%)	8,064	55.2%
____________________
(1)Represents the percentage increase (decrease) from the prior year.
(2)Operating earnings included net inventory valuation losses of $0.8 million, net inventory valuation losses of $2.0 million and net inventory liquidation gains of $10.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Volume and price information were as follows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Field level purchase volumes – per day (1)
Crude oil – barrels	87,985	94,873	89,061

Average purchase price
Crude oil – per barrel	$74.96	$92.63	$65.48
____________________
(1)Reflects the volume purchased from third parties at the field level of operations.

2023 compared to 2022. Crude oil marketing revenues decreased by $646.8 million during the year ended December 31, 2023 as compared to 2022, primarily as a result of a decrease in the market price of crude oil, which decreased revenues by approximately $444.4 million, and lower crude oil volumes, which decreased revenues by approximately $202.4 million. The average crude oil price was $92.63 per barrel for 2022, which decreased to $74.96 per barrel for 2023. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The decrease in the market price of crude oil during 2023 as compared to 2022 was primarily due to weakness in the Chinese economy and concern over economic recession, which caused crude oil prices to fall. During the third quarter of 2023, OPEC oil production cuts and U.S. inventory draws from the Mid-Continent and Gulf Coast resulted in an increase in crude oil prices.

Revenues also decreased due to the termination on October 31, 2023 and non-renewal of our five year purchase contract in North Texas and South Central Oklahoma (the “Red River area”). In October 2018, we acquired a trucking company that owned approximately 113 tractors and 126 trailers operating in the Red River area, and subsequently entered into a new revenue agreement at that time. During the five year period, volumes handled in the Red River area ranged from an average of 25,000 to 28,000 barrels per day. The purchase price for Red River area volumes was based on a contractual price for volumes in North Texas and Oklahoma, which had been slightly lower than the purchase price for legacy volumes. The termination of this contract has resulted in a decrease in the average crude oil volumes for the crude oil marketing segment beginning in November 2023.

Driver compensation remained relatively flat during the year ended December 31, 2023 as compared to 2022, despite a decrease in the overall driver count in 2023. At the end of October 2023, we had approximately 49 drivers dedicated to the Red River area, which were either terminated or redeployed to other areas of our businesses.

Insurance costs decreased by $0.7 million during the year ended December 31, 2023 as compared to 2022, primarily due to a lower overall driver count in 2023 and premium reductions due to our safety performance during the current year, partially offset by an overall increase in insurance premiums. Fuel costs decreased by $2.1 million during the year ended December 31, 2023 as compared to 2022, consistent with a lower driver count and lower fuel prices in 2023, as compared to 2022.

Depreciation and amortization expense increased by $0.3 million during the year ended December 31, 2023 as compared to 2022, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2022 and 2023. In connection with the termination of the Red River contract, we sold 36 tractors and 65 trailers during the fourth quarter of 2023, resulting in gains of approximately $2.4 million, and also transferred tractors and trailers to other areas of our businesses.

Our crude oil marketing operating earnings for the year ended December 31, 2023 increased by $1.2 million as compared to 2022, primarily as a result of inventory valuation losses of $2.0 million in 2022 compared to valuation losses of $0.8 million in 2023 (as shown in the table below) and lower fuel costs and insurance costs in 2023 as compared to 2022, partially offset by a decrease in the average market price of crude oil and a decrease in crude oil volumes in 2023.

2022 compared to 2021. Crude oil marketing revenues increased by $1,302.2 million during the year ended December 31, 2022 as compared to 2021, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $1,104.2 million, and higher crude oil volumes, which increased revenues by approximately $198.0 million. The average crude oil price was $65.48 for 2021, which increased to $92.63 for 2022. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The market price of crude oil increased during 2022 as compared to 2021 primarily as a result of a return of global crude oil demand following the pandemic, which combined with a perceived shortage of global crude oil production. In addition, the invasion of Ukraine by Russia contributed to an increase in the market price of crude oil in the first half of 2022. In the second half of 2022, weakness in the Chinese economy and concern over economic recession caused crude oil prices to fall, while still remaining historically high.

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

Field Level Operating Earnings (Non-GAAP Financial Measure). Inventory valuations and forward derivative instrument (mark-to-market) valuations are two significant factors affecting comparative crude oil marketing segment operating earnings or losses. As a purchaser and shipper of crude oil, we hold inventory in storage tanks and third-party pipelines. Generally, during periods of increasing crude oil prices, we recognize inventory liquidation gains while during periods of falling prices, we recognize inventory liquidation and valuation losses.

Crude oil marketing operating earnings can be affected by the valuations of our forward month derivative instruments. These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts as part of a strategy to protect crude oil inventory value from market price fluctuations. The valuation of derivative instruments at period end requires the recognition of non-cash “mark-to-market” gains and losses.

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance by removing the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

As reported segment operating earnings	$17,029	$15,874	$25,243
Add (subtract):
Inventory liquidation gains	—	—	(10,344)
Inventory valuation losses	751	2,008	—
Derivative valuation gains	(330)	(353)	(14)
Field level operating earnings (1)	$17,450	$17,529	$14,885
____________________
(1)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales points. Field level operating earnings decreased slightly during the year ended December 31, 2023 as compared to 2022, primarily due to a decrease in the average market price of crude oil and a decrease in crude oil volumes in 2023, partially offset by lower fuel costs and insurance costs in 2023 as compared to 2022.

Field level operating earnings increased during the year ended December 31, 2022 as compared to 2021, primarily due to an increase in the average market price of crude oil and an increase in crude oil volumes in 2022, which increased revenues, partially offset by higher operating costs in 2022.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels and price per barrel):

	December 31,
	2023		2022		2021
		Average		Average		Average
	Barrels	Price	Barrels	Price	Barrels	Price

Crude oil inventory	267,731	$72.35	328,562	$78.39	259,489	$71.86

Historically, prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Item 1A. Risk Factors.”

Transportation

Our transportation segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change (1)	2021	Change (1)

Revenues	$98,359	$112,376	(12.5%)	$94,498	18.9%
Operating earnings	$5,091	$10,891	(53.3%)	$7,104	53.3%
Depreciation and amortization	$12,277	$11,512	6.6%	$12,099	(4.9%)
Driver commissions	$14,020	$15,193	(7.7%)	$14,948	1.6%
Insurance	$7,884	$8,760	(10.0%)	$8,368	4.7%
Fuel	$10,280	$12,574	(18.2%)	$8,201	53.3%
Maintenance expense	$4,683	$5,282	(11.3%)	$3,932	34.3%
Mileage (000s)	25,487	26,510	(3.9%)	27,902	(5.0%)
____________________
(1)Represents the percentage increase (decrease) from the prior year.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer over time. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Total transportation revenue	$98,359	$112,376	$94,498
Diesel fuel cost	(10,280)	(12,574)	(8,201)
Revenues, net of fuel costs (1)	$88,079	$99,802	$86,297
____________________
(1)Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

2023 compared to 2022. Transportation revenues decreased by $14.0 million during the year ended December 31, 2023 as compared to 2022. Transportation revenues, net of fuel costs, decreased by $11.7 million during the year ended December 31, 2023 as compared to 2022. These decreases in transportation revenues were primarily due to a decrease in volumes and decreased transportation rates during 2023 as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation. Softening of customer demand during 2023 led us to close two terminals, one in Pittsburgh, Pennsylvania and another in Atlanta, Georgia, with drivers being reassigned to nearby terminals, bringing our total to seventeen terminals in ten states by the end of 2023.

Driver commissions decreased by $1.2 million during the year ended December 31, 2023 as compared to 2022, primarily due to a decrease in the overall driver count and lower mileage during 2023, partially offset by an increase in driver pay in July 2023.

Fuel costs decreased by $2.3 million during the year ended December 31, 2023 as compared to 2022, primarily as a result of a decrease in 2023 in the price of fuel, lower miles traveled during 2023 and a lower overall driver count during 2023. Insurance costs decreased $0.9 million during the year ended December 31, 2023 as compared to 2022, primarily due to a lower overall driver count in 2023 and premium reductions due to our safety performance during 2023, partially offset by an overall increase in insurance premiums. Maintenance expense decreased by $0.6 million during the year ended December 31, 2023 as compared to 2022, primarily due to lower repairs and maintenance for tractors and trailers in our fleet, partially offset by escalating prices of parts, repairs and maintenance.

Depreciation and amortization expense increased by $0.8 million during the year ended December 31, 2023 as compared to 2022, primarily as a result of the timing of purchases and leases of new tractors and trailers in 2022 and 2023. See the following table for details regarding tractor and trailer purchases, sales and leases.

Our transportation operating earnings decreased by $5.8 million during the year ended December 31, 2023 as compared to 2022, primarily due to lower revenues as a result of lower volumes, decreased transportation rates and higher maintenance costs, partially offset by lower fuel costs, driver commissions and insurance costs.

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

Fuel costs increased by $4.4 million during the year ended December 31, 2022 as compared to 2021, primarily as a result of an increase in the price of fuel during 2022. Insurance costs increased by $0.4 million during the year ended December 31, 2022 as compared to 2021, primarily due to an increase in insurance premiums in 2022. Maintenance expense increased by $1.4 million during the year ended December 31, 2022 as compared to 2021, primarily due to repairs and maintenance for older tractors and trailers in our fleet and escalating prices of parts, repairs and maintenance.

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

Equipment additions and retirements for the transportation fleet were as follows for the periods indicated:

Year Ended December 31,
	2023	2022	2021

New tractors purchased	11 units	3 units	28 units
New tractors leased	40 units	10 units	—
Tractors retired	73 units	4 units	79 units
New trailers purchased	20 units	1 unit	67 units
New trailers leased	23 units	13 units	—
Trailers retired	74 units	85 units	33 units

The sales of retired equipment in our transportation segment produced gains of approximately $1.7 million, $0.8 million and $0.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Our customers are primarily in the domestic petrochemical industry. Customer demand is affected by low natural gas prices (a basic feedstock cost for the petrochemical industry) and high export demand for petrochemicals.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change (1)	2021	Change (1)

Segment revenues (2)	$3,267	$3,804	(14.1%)	$4,524	(15.9%)
Less: Intersegment revenues (2)	(2,944)	(3,804)	(22.6%)	(3,860)	(1.5%)
Revenues	$323	$—	0.0%	$664	(100.0%)

Operating losses	(3,855)	(3,579)	7.7%	(2,487)	43.9%
Depreciation and amortization	1,071	1,077	(0.6%)	1,025	5.1%
Insurance	842	772	9.1%	726	6.3%
____________________
(1)Represents the percentage increase (decrease) from the prior year.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Year Ended December 31,
	2023	2022	2021

Pipeline throughput	9,140	11,084	7,670
Terminalling	10,026	11,296	8,132

2023 compared to 2022. Pipeline and storage segment revenues decreased by $0.5 million during the year ended December 31, 2023 as compared to 2022. Intersegment revenues, which are revenues earned from GulfMark, an affiliated shipper, decreased by $0.9 million for the year ended December 31, 2023 as compared to 2022, primarily due to lower volumes transported by GulfMark during 2023. All pipeline and storage revenues earned from GulfMark are eliminated in consolidation, with the offset to marketing costs and expenses in our consolidated statements of operations. During the year ended December 31, 2022, all pipeline and storage segment revenues were earned from GulfMark, while during the year ended December 31, 2023, approximately $0.3 million of revenues were earned from third party customers.

We are currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to place the assets into commercial service during the second half of 2024. In addition, we are exploring new connections with other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Our pipeline and storage operating losses increased by $0.3 million during the year ended December 31, 2023 as compared to 2022, primarily due to increases in operating salaries and wages and related personnel costs, materials and supplies and outside service costs in 2023, partially offset by an increase in third party revenues in 2023.

2022 compared to 2021. Pipeline and storage segment revenues decreased by $0.7 million during the year ended December 31, 2022 as compared to 2021. Intersegment revenues, which are revenues earned from GulfMark, an affiliated shipper, decreased by $0.1 million for the year ended December 31, 2022 as compared to 2021, primarily due to lower volumes transported by GulfMark during 2022. All pipeline and storage revenues earned from GulfMark are eliminated in consolidation, with the offset to marketing costs and expenses in our consolidated statements of operations. During the year ended December 31, 2022, all pipeline and storage segment revenues were earned from GulfMark, while during the year ended December 31, 2021, approximately $0.7 million of revenues were earned from third party customers.

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

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating (losses) earnings and selected costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022 (1)

Revenues	$61,256	$22,348
Operating (losses) earnings	(934)	303
Depreciation and amortization	6,473	2,394
Driver commissions	8,927	3,767
Insurance	2,559	776
Fuel	3,673	1,796
____________________
(1)Represents the period from acquisition, August 12, 2022 through December 31, 2022.

On August 12, 2022, we acquired all of the equity interests of Firebird and Phoenix. Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and ͏other petroleum products. At the time of acquisition, Firebird had six terminal locations throughout Texas and owned 123 tractors and 216 trailers largely in the Eagle Ford basin. Phoenix ͏recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from ͏producers in the U.S. See Note 6 in the Notes to Consolidated Financial Statements for further information regarding the acquisition.

On May 4, 2023, we acquired approximately 10.6 acres of land in the Gulf Inland Industrial Park, located in Dayton, Texas, for approximately $1.8 million to build a new processing facility for Phoenix with rail spur and siding, product storage, and truck rack. Phoenix intends to build new infrastructure to service its existing customers and to create opportunities for growing the business. Phoenix also plans to relocate its headquarters from Humble, Texas to this new location.

2023 compared to 2022. Revenues earned from Firebird operations were approximately $28.2 million during the year ended December 31, 2023, while revenues earned from Phoenix operations were approximately $33.1 million during the same period. Revenues earned from Firebird operations were approximately $9.5 million for the period from the August 12, 2022 acquisition date through December 31, 2022, while revenues earned from Phoenix operations were approximately $12.9 million during the same period.

Operating expenses during the year ended December 31, 2023 include driver commissions of $8.9 million, fuel costs of $3.7 million, maintenance expenses of $2.4 million and insurance costs of $2.6 million. Depreciation expense was $5.4 million and amortization expense related to intangible assets was $1.1 million during the current year. Operating losses during the year ended December 31, 2023 were $0.9 million.

General and Administrative Expense

General and administrative expenses decreased by $2.8 million during the year ended December 31, 2023 as compared to 2022, primarily due to an adjustment in 2023 of the $2.6 million contingent consideration accrual related to the Firebird and Phoenix acquisition in 2022 (see Note 6 in the Notes to Consolidated Financial Statements for further information), and lower salaries and wages and related personnel costs and legal fees, partially offset by higher insurance costs, outside service costs, audit fees and banking fees primarily related to outstanding letters of credit. The 2022 period also includes approximately $0.6 million of costs related to the repurchase of our common shares from an affiliate (see Note 10 in the Notes to Consolidated Financial Statements for further information) and approximately $0.5 million of acquisition related costs for the purchase of Firebird and Phoenix.

General and administrative expenses increased by $4.0 million during the year ended December 31, 2022 as compared to 2021, primarily due to higher salaries and wages and related personnel costs, audit fees, legal fees, outside service costs and insurance costs. As described above, 2022 also includes approximately $0.6 million of costs related to the repurchase of our common shares from an affiliate and approximately $0.5 million of acquisition related costs for the purchase of Firebird and Phoenix.

Interest Expense

Interest expense increased by $2.1 million during the year ended December 31, 2023 as compared to 2022, primarily due to an increase in interest expense of $1.6 million as a result of higher borrowings under the revolving portion of the Credit Agreement and the outstanding borrowings under the Term Loan of $21.9 million under our Credit Agreement. Interest expense also increased approximately $1.0 million related to our entry into new finance leases in 2023 (see Note 17 in the Notes to Consolidated Financial Statements for further information). The 2022 period includes the write off of debt issuance costs of $0.4 million related to the Wells Fargo credit agreement that we terminated in October 2022 (see Note 12 in the Notes to Consolidated Financial Statements for further information).

Interest expense increased by $0.5 million during the year ended December 31, 2022 as compared to 2021, primarily due to the write off of debt issuance costs of $0.4 million related to the Wells Fargo credit agreement that we terminated in October 2022, and an increase of $0.3 million related to the outstanding Term Loan under our Credit Agreement. We entered into the Credit Agreement with Cadence Bank in October 2022 and used the proceeds from the Term Loan to partially fund the repurchase of shares from KSA Industries, Inc. (“KSA”) and certain of its affiliates on October 31, 2022 (see Note 10 in the Notes to Consolidated Financial Statements for further information).

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

We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. At December 31, 2023 and 2022, we have not recorded any uncertain tax benefits.

For the years ended December 31, 2023 and 2022, our effective tax rate was approximately 56.4 percent and 35.5 percent, respectively, which is higher than our statutory tax rate primarily due to non-deductible expenses, the mix of earnings in states with higher tax rates and less earnings before income taxes as compared to prior years.

At December 31, 2023 and 2022, we had deferred tax liabilities of approximately $12.9 million and $15.4 million, respectively. We recorded net tax liabilities in 2022 of approximately $6.2 million related to the tax effect of our estimated fair value allocations related to the purchase of Firebird and Phoenix (Note 6 in the Notes to Consolidated Financial Statements for further information).

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022	2021

Cash and cash equivalents	$33,256	$20,532	$97,825
Working capital	21,684	19,083	87,199

Our cash balance at December 31, 2023 increased by 62.0 percent from December 31, 2022, as discussed further below.

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

The Term Loan amortizes on a 10-year schedule with quarterly payments beginning December 31, 2022, and matures October 27, 2027. Proceeds of the Term Loan were used, together with additional cash on hand, to fund the repurchase of shares from KSA and certain of its affiliates on October 31, 2022. The Term Loan bears interest at the SOFR loan rate plus the applicable margin for SOFR loans.

We are required to maintain compliance with certain financial covenants under the Credit Agreement, including a consolidated leverage ratio, an asset coverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2023.

On August 2, 2023, we entered into an amendment to the Credit Agreement. The amendment (i) clarifies our ability to exclude crude oil inventory valuation losses (and, to the extent included in our consolidated net income, inventory liquidation gains) from the calculation of Consolidated EBITDA (as defined in the Credit Agreement) for purposes of the related financial covenants, (ii) provides for the exclusion of unusual and non-recurring losses and expenses from the calculation of Consolidated EBITDA, not to exceed ten percent (10%) of Consolidated EBITDA for the period, and (iii) amends the definition of Consolidated Funded Indebtedness to include letters of credit and banker’s acceptances only to the extent such letters of credit or banker’s acceptances have been drawn, for purposes of the Consolidated Total Leverage Ratio calculation (as defined in the Credit Agreement). The Amendment applies to our fiscal period ending June 30, 2023 and thereafter.

At December 31, 2023, we had $21.9 million outstanding under the Credit Agreement, representing the remaining principal balance of the Term Loan, with a weighted average interest rate of 7.69 percent. We also had $13.0 million of letters of credit issued under the Credit Agreement at a fee of 2.25 percent per annum. No amounts were outstanding under the revolving credit facility. See Note 12 in the Notes to Consolidated Financial Statements for further information.

On December 23, 2020, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”). Pursuant to the ATM Agreement, we may offer to sell shares of our common stock through or to the Agent for cash from time to time. The total number of shares of common stock to be sold, if any, and the price the shares will be sold at will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the applicable registration statement. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. During the year ended December 31, 2023, we received net proceeds of approximately $0.5 million (net of offering costs to the Agent of $27 thousand) from the sale of 14,680 of our common shares at an average price per share of approximately $40.74 under the ATM Agreement. In December 2023, we filed a new registration statement which replaced our prior shelf registration statement and restored the aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The registration statement was declared effective on January 5, 2024. The full capacity of the ATM agreement remains unsold.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Cash provided by (used in):
Operating activities	$30,275	$13,777	$81,026
Investing activities	(3,112)	(36,003)	(10,096)
Financing activities	(12,984)	(54,024)	(15,678)

Operating activities. Net cash flows provided by operating activities was $30.3 million for the year ended December 31, 2023 as compared to $13.8 million for the year ended December 31, 2022. The increase in net cash flows from operating activities of $16.5 million was primarily due to changes in our working capital accounts, including a decrease in the price of our crude oil inventory, which decreased from $78.39 per barrel at December 31, 2022 to $72.35 per barrel at December 31, 2023, and a decrease of 18.5 percent in the number of barrels held in inventory. Early payments made to suppliers decreased by approximately $9.5 million in 2023, while early payments received from customers decreased by approximately $12.4 million in 2023. Earnings also decreased by $3.3 million in 2023 as compared to 2022.

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

Early payments received from customers and prepayments made to suppliers were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022	2021

Early payments received	$32,850	$45,265	$52,841
Early payments to suppliers	4,546	14,055	5,732

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. The timing of payments and receipts of these early pays received and paid can have a significant impact on our cash balance.

Investing activities. Net cash used in investing activities for the year ended December 31, 2023 decreased by $32.9 million when compared to 2022. This decrease in net cash flows used in investing activities was primarily due to a payment of $33.1 million for the acquisition of Firebird and Phoenix in August 2022 (see Note 6 in the Notes to Consolidated Financial Statements for further information) and an increase of $5.7 million in cash proceeds from sales of assets, partially offset by an increase of $4.4 million in capital spending for property and equipment (see “Capital Spending” below) and a decrease of $1.5 million in insurance and state collateral refunds in 2023.

Net cash used in investing activities for the year ended December 31, 2022 increased by $25.9 million when compared to 2021. This increase in net cash flows used in investing activities was primarily due to a payment of $33.1 million for the acquisition of Firebird and Phoenix in August 2022, partially offset by a decrease of $4.9 million in capital spending for property and equipment (see “Capital Spending” below), an increase of $0.8 million in cash proceeds from sales of assets and an increase of $1.5 million in insurance and state collateral refunds in 2022.

Financing activities. Net cash used in financing activities for the year ended December 31, 2023 decreased by $41.0 million when compared to 2022. The change in net cash flows from financing activities was primarily due to the following cash outflows and inflows:

•borrowings and repayments under revolving credit agreements in place during each year (see Note 12 in the Notes to Consolidated Financial Statements for further information). During 2023, we borrowed and repaid $76.0 million under the revolving credit facility under our Credit Agreement with Cadence Bank, while during 2022, we borrowed and repaid $92.0 million under the credit agreements with Cadence Bank or Wells Fargo in place during 2022. Borrowings were primarily used for working capital purposes.
•borrowing under our Term Loan. During 2022, we borrowed $25.0 million under the Term Loan with Cadence Bank to partially fund the repurchase of the shares from KSA and affiliates (see Note 10 in the Notes to Consolidated Financial Statements for further information). During the years ended December 31, 2023 and 2022, we made principal payments of $2.5 million and $0.6 million, respectively, on the Term Loan.

•cash payment to repurchase shares. During 2022, we made a cash payment in October 2022 of $69.9 million for the repurchase of an aggregate of 1,942,433 shares of our common stock from KSA and affiliates (see Note 10 in the Notes to Consolidated Financial Statements for further information).
•principal repayments under finance lease obligations. During 2023, we had an increase of $3.8 million in principal repayments made for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations).
•net proceeds from the sale of equity. During 2023, we had a decrease of $1.2 million in net proceeds from the sale of common shares under the ATM program as compared to 2022. During the year ended December 31, 2023, we received net proceeds of approximately $0.5 million from the sale of 14,680 of our common shares, while during the year ended December 31, 2022, we received net proceeds of approximately $1.7 million from the sale of 46,524 of our common shares.
•payment of debt issuance costs. During 2022, we made payments of $1.7 million for debt issuance costs related to our entry into the Credit Agreement with Cadence Bank.
•cash payment of dividends. During both of the years ended December 31, 2023 and 2022, we paid aggregate cash dividends of $0.96 per common share, or totals of $2.5 million and $3.8 million, respectively. On October 31, 2022, the number of common shares outstanding decreased by 1.9 million as a result of the repurchase of the shares from KSA and affiliates.

Net cash used in financing activities for the year ended December 31, 2022 increased by $38.3 million when compared to 2021. The change in net cash flows from financing activities was primarily due to the following cash outflows and inflows:

•a cash payment in October 2022 of $69.9 million for the repurchase of an aggregate of 1,942,433 shares of our common stock from KSA and affiliates;
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
•a cash outflow in 2022 of $1.7 million for debt issuance costs related to the Credit Agreement with Cadence Bank;
•a cash outflow in 2022 as a result of the payment of the $10.0 million outstanding payable related to the purchase of the VEX Pipeline System in October 2020;
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

Capital Spending

We use cash from operations and existing cash balances to make discretionary investments in our businesses. Capital spending was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Crude oil marketing (1)	$1,185	$4,534	$3,245
Transportation (2)	5,130	1,608	7,960
Pipeline and storage	1,503	1,050	1,169
Logistics and repurposing (3)	3,967	282	—
Other (4)	112	17	8
Capital spending	$11,897	$7,491	$12,382
_______________
(1)Amounts for the years ended December 31, 2023, 2022 and 2021, do not include approximately $8.0 million, $5.1 million and $2.1 million, respectively, of tractors, trailers and other equipment acquired under finance leases.
(2)Amounts for the years ended December 31, 2023 and 2022, do not include approximately $8.6 million and $2.8 million, respectively, of tractors and trailers acquired under finance leases.
(3)Amount for the year ended December 31, 2023 does not include approximately $1.3 million of tractors acquired under finance leases. Amount for the year ended December 31, 2022 does not include approximately $33.1 million of capital spending related to the acquisition of Firebird and Phoenix.
(4)Amounts relate to the purchase of a company vehicle and office and computer equipment, which are not attributed or allocated to any of our reporting segments.

As a result of the uncertainty relating to the economic environment resulting from the COVID-19 pandemic, we significantly reduced our capital spending in 2023, 2022 and 2021 and, as a result, entered into finance lease agreements for the use of tractors and trailers. See “Material Cash Requirements” below for information regarding our finance lease obligations.

Crude oil marketing. Capital expenditures during 2023 were for the purchase of various field equipment. Capital expenditures during 2022 were for the purchase of 20 tractors, 10 trailers and other field equipment, and during 2021, were for the purchase of 16 tractors, 2 trailers and other field equipment.

Transportation. Capital expenditures during 2023 were for the purchase of eleven tractors, twenty trailers and various field equipment. Capital expenditures during 2022 were for the purchase of three tractors, one trailer and other field equipment, and during 2021, were for the purchase of 28 tractors, 67 trailers and computer software and equipment.

Pipeline and storage. Capital expenditures during 2023 were for the continued construction of a pipeline connection, which is expected to be placed in commercial service during the second half of 2024. Capital expenditures during 2022 were for the purchase of land and easements in connection with a planned pipeline connection, and during 2021, were for the purchase of computer equipment and field equipment.

Logistics and repurposing. Capital expenditures during 2023 were for the purchase of approximately 10.6 acres of land in the Gulf Inland Industrial Park, located in Dayton, Texas, for approximately $1.8 million to build a new processing facility for Phoenix, 15 tractors, four trailers and various field equipment. Capital expenditures for 2022 were for the purchase of field equipment.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at December 31, 2023 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Agreement (1)	$26,942	$4,094	$7,612	$15,236	$—
Finance lease obligations (2)	29,198	7,463	12,899	8,836	—
Operating lease obligations (3)	6,168	3,009	2,320	821	18
Purchase obligations:
Crude oil marketing — crude oil (4)	137,257	137,257	—	—	—
Tractors and trailers (5)	7,632	7,632	—	—	—
Total contractual obligations	$207,197	$159,455	$22,831	$24,893	$18
___________________
(1)Represents scheduled future maturities for amounts due under the Term Loan under our Credit Agreement plus estimated cash payments for interest. Interest payments are based upon the principal amount of the amount outstanding and the applicable interest rate at December 31, 2023. See Note 12 in the Notes to Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase certain quantities of crude oil substantially in January 2024 in connection with our crude oil marketing activities. These commodity purchase obligations are the basis for commodity sales, which generate the cash flow necessary to meet these purchase obligations.
(5)Amount represents commitments to purchase nine new tractors and thirteen new trailers in our transportation business, 28 new tractors in our crude oil marketing business, and two new trailers in our logistics and repurposing segment.

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

Rental expense was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Rental expense	$26,503	$23,176	$21,604

Insurance

Our primary insurance needs are workers’ compensation, automobile and umbrella liability coverage for our trucking fleet and medical insurance for our employees. See Note 18 in the Notes to Consolidated Financial Statements for further information. Insurance costs were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Insurance costs	$18,986	$18,777	$15,610

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

Outlook

One of our primary opportunities for 2024 will be to expand our relationships with existing customers by providing additional services to them through our recently acquired new lines of business. We also plan to expand on our other businesses by capitalizing on integration opportunities we can offer our customers. In addition, we will continue to focus on expanding our core businesses while delivering value to our shareholders. We will work to achieve positive results in markets with strong competition and margin pressures throughout all segments of our business. We also plan to continue to focus on cutting costs to combat inflation by negotiating with suppliers and by operating efficiently.

Our major objectives for 2024 are as follows:

•Crude oil marketing – We plan to focus on increasing margins to maximize cash flow and capturing midstream opportunities in an inflationary market. We will continue to take advantage of our recently upgraded fleet dispatch and maintenance software system to help drive more efficiency in our fleet operations and lower our operating costs, which we believe will help drive increased profitability. In addition, we will look for opportunities to increase our trucking fleet to add to our overall ability to gather and distribute crude oil.

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

•Pipeline and storage – We will focus on opportunities to increase our pipeline and storage utilization, by identifying opportunities with our existing and new customers to increase volumes. In addition, we will look to capitalize on our new pipeline connection, scheduled to come on-line in the second half of 2024, as well as continuing to look for new connections for the pipeline system both upstream and downstream of the pipeline, to increase the crude oil supply and take-away capability of the system.

•Logistics and repurposing – We will focus on maintaining the relationships that these entities have developed over their years of operations and look to expand the customer base by offering these new services to our other divisions customers. We believe by integrating this business with certain aspects of our other businesses, we can bring additional overall value to both our customers and to our shareholders. We expect to break ground on the Dayton facility during the second quarter of 2024. When completed, this facility will allow us to operate our rail and trucking business more efficiently, as well as open up opportunities to process a wider variety of products.

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

At December 31, 2023, our goodwill balance was approximately $6.7 million. At December 31, 2023 and 2022, the carrying values of our intangible assets were $8.0 million and $9.7 million, respectively. See Note 6 and Note 8 in the Notes to Consolidated Financial Statements for further information.

Fair Value Accounting

We enter into certain forward commodity contracts that are required to be recorded at fair value, and these contracts are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting during the years ended December 31, 2023, 2022 and 2021.

We utilize a market approach to valuing our commodity contracts. On a contract by contract, forward month by forward month basis, we obtain observable market data for valuing our contracts that typically have durations of less than 18 months. At December 31, 2023, all of our market value measurements were based on inputs based on observable market data (Level 2 inputs). See discussion under “Fair Value Measurements” in Note 2 and Note 13 in the Notes to Consolidated Financial Statements.

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

From time to time as incidental to our operations, we become involved in various accidents, lawsuits and/or disputes. As an operator of an extensive trucking fleet, we are a party to motor vehicle accidents, worker compensation claims or other items of general liability as are typical for the industry. In addition, we have extensive operations that must comply with a wide variety of tax laws, environmental laws and labor laws, among others. Should an incident occur, we evaluate the claim based on its nature, the facts and circumstances and the applicability of insurance coverage. When our assessment indicates that it is probable that a liability has occurred and the amount of the liability can be reasonably estimated, we make appropriate accruals or disclosure. We base our estimates on all known facts at the time and our assessment of the ultimate outcome, including consultation with external experts and counsel. We revise these estimates as additional information is obtained or resolution is achieved. At December 31, 2023, we do not believe any of our outstanding legal matters would have a material adverse effect on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We are exposed to the risk of changes in interest rates. At December 31, 2023, we had $21.9 million of borrowings outstanding under our Credit Agreement. A hypothetical ten percent change in the average interest rates applicable to the borrowings under our Credit Agreement as of December 31, 2023 would result in a change of approximately $0.2 million annually in interest expense.

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

Historically, prices received for crude oil sales have been volatile and unpredictable with price volatility expected to continue. From January 1, 2023 through December 31, 2023, our crude oil monthly average wholesale purchase costs ranged from a monthly average low of $67.27 per barrel to a monthly average high of $86.93 per barrel, while from January 1, 2022 through December 31, 2022, our crude oil monthly average wholesale purchase costs ranged from a monthly average low of $74.96 per barrel to a monthly average high of $113.24 per barrel. A hypothetical ten percent additional adverse change in average crude oil prices, assuming no changes in volume levels, would have reduced earnings by approximately $1.9 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively.

Item 8.     Financial Statements and Supplementary Data.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adams Resources & Energy, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Measurement of accrued liabilities for automobile and workers’ compensation claims

As discussed in Note 18 to the consolidated financial statements, the Company establishes accrued liabilities for automobile and workers’ compensation claims reported plus an estimate for loss development and potential claims that have been incurred but not reported to the Company or its insurance provider. The estimates are based on insurance adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry. The Company retains a third-party actuary to review its accrued liabilities for such claims. As of December 31, 2023, the accrued liabilities for automobile and workers’ compensation were $5.8 million.

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
March 13, 2024

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$33,256	$20,532
Restricted cash	11,990	10,535
Accounts receivable, net of allowance for doubtful accounts of $117 and $88, respectively	164,295	189,039
Inventory	19,827	26,919
Prepayments and other current assets	3,103	3,118
Total current assets	232,471	250,143
Property and equipment, net	105,065	106,425
Operating lease right-of-use assets, net	5,832	7,720
Intangible assets, net	7,985	9,745
Goodwill	6,673	6,428
Other assets	3,308	3,698
Total assets	$361,334	$384,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,102	$204,391
Accounts payable – related party	—	31
Derivative liabilities	—	330
Current portion of finance lease obligations	6,206	4,382
Current portion of operating lease liabilities	2,829	2,712
Current portion of long-term debt	2,500	—
Other current liabilities	16,150	19,214
Total current liabilities	210,787	231,060
Other long-term liabilities:
Long-term debt	19,375	24,375
Asset retirement obligations	2,514	2,459
Finance lease obligations	19,685	12,085
Operating lease liabilities	3,006	5,007
Deferred taxes and other liabilities	13,251	15,996
Total liabilities	268,618	290,982

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares authorized, 2,547,154 and 2,495,484 shares outstanding, respectively	253	248
Contributed capital	21,802	19,965
Retained earnings	70,661	72,964
Total shareholders’ equity	92,716	93,177
Total liabilities and shareholders’ equity	$361,334	$384,159

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Marketing	$2,585,355	$3,232,193	$1,930,042
Transportation	98,359	112,376	94,498
Pipeline and storage	323	—	664
Logistics and repurposing	61,256	22,348	—
Total revenues	2,745,293	3,366,917	2,025,204

Costs and expenses:
Marketing	2,560,284	3,208,595	1,898,126
Transportation	80,991	89,973	75,295
Pipeline and storage	3,107	2,502	2,126
Logistics and repurposing	55,717	19,651	—
General and administrative	14,932	17,718	13,701
Depreciation and amortization	27,863	22,707	19,797
Total costs and expenses	2,742,894	3,361,146	2,009,045

Operating earnings	2,399	5,771	16,159

Other income (expense):
Interest income	1,471	921	243
Interest expense	(3,384)	(1,287)	(746)
Total other (expense) income, net	(1,913)	(366)	(503)

Earnings before income taxes	486	5,405	15,656

Income tax (provision) benefit:
Current	(2,690)	(4,054)	(5,169)
Deferred	2,416	2,136	1,401
Income tax provision	(274)	(1,918)	(3,768)

Net earnings	$212	$3,487	$11,888

Earnings per share:
Basic net earnings per common share	$0.08	$0.86	$2.78
Diluted net earnings per common share	$0.08	$0.85	$2.75

Dividends per common share	$0.96	$0.96	$0.96

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net earnings	$212	$3,487	$11,888
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	27,863	22,707	19,797
Gains on sales of property	(4,036)	(2,512)	(733)
Provision for doubtful accounts	29	(20)	(6)
Stock-based compensation expense	1,193	1,022	854
Change in contingent consideration liability	(2,566)	—	—
Deferred income taxes	(2,416)	(2,136)	(1,401)
Net change in fair value contracts	(330)	353	(14)
Changes in assets and liabilities:
Accounts receivable	24,715	(46,577)	(37,984)
Accounts receivable/payable, affiliates	(31)	33	(2)
Inventories	7,092	(7,334)	394
Income tax receivable	—	6,424	6,864
Prepayments and other current assets	15	(592)	575
Accounts payable	(21,270)	34,762	82,170
Accrued liabilities	(415)	4,327	(692)
Other	220	(167)	(684)
Net cash provided by operating activities	30,275	13,777	81,026

Investing activities:
Property and equipment additions	(11,897)	(7,491)	(12,382)
Acquisition of Firebird and Phoenix, net of cash acquired	—	(33,147)	—
Proceeds from property sales	8,785	3,102	2,286
Insurance and state collateral refunds	—	1,533	—
Net cash used in investing activities	(3,112)	(36,003)	(10,096)

Financing activities:
Borrowings under Credit Agreement	76,000	117,000	8,000
Repayments under Credit Agreement	(78,500)	(92,625)	(8,000)
Principal repayments of finance lease obligations	(8,516)	(4,741)	(4,367)
Cash paid for debt issuance costs	—	(1,679)	—
Payment for financed portion of VEX acquisition	—	—	(10,000)
Repurchase of common shares from KSA	—	(69,928)	—
Net proceeds from sale of equity	549	1,724	2,830
Dividends paid on common stock	(2,517)	(3,775)	(4,141)
Net cash used in financing activities	(12,984)	(54,024)	(15,678)

Increase (Decrease) in cash and cash equivalents, including restricted cash	14,179	(76,250)	55,252
Cash and cash equivalents, including restricted cash, at beginning of period	31,067	107,317	52,065
Cash and cash equivalents, including restricted cash, at end of period	$45,246	$31,067	$107,317
See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2021	$423	$13,340	$135,329	$149,092
Net earnings	—	—	11,888	11,888
Stock-based compensation expense	—	854	—	854
Shares sold under at-the-market
offering program	9	2,821	—	2,830
Vesting of restricted awards	1	(1)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(101)	—	(101)
Dividends declared:
Common stock, $0.96 per share	—	—	(4,112)	(4,112)
Awards under LTIP, $0.96 per share	—	—	(65)	(65)
Balance, December 31, 2021	433	16,913	143,040	160,386
Net earnings	—	—	3,487	3,487
Stock-based compensation expense	—	1,022	—	1,022
Shares sold under at-the-market
offering program	5	1,719	—	1,724
Vesting of restricted awards	2	(2)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(110)	—	(110)
Issuance of common shares for acquisition	2	423	—	425
Repurchase of common shares	(194)	—	(69,734)	(69,928)
Dividends declared:
Common stock, $0.96 per share	—	—	(3,746)	(3,746)
Awards under LTIP, $0.96 per share	—	—	(83)	(83)
Balance, December 31, 2022	248	19,965	72,964	93,177
Net earnings	—	—	212	212
Stock-based compensation expense	—	1,193	—	1,193
Shares sold under at-the-market
offering program	1	548	—	549
Vesting of restricted awards	4	318	—	322
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(222)	—	(222)
Dividends declared:
Common stock, $0.96 per share	—	—	(2,434)	(2,434)
Awards under LTIP, $0.96 per share	—	—	(81)	(81)
Balance, December 31, 2023	$253	$21,802	$70,661	$92,716

See Notes to Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, and terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). In addition, we conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with seventeen terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our,” “Adams” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

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

The following table presents our allowance for doubtful accounts activity for the periods indicated (in thousands):

	December 31,
	2023	2022	2021

Balance at beginning of period	$88	$108	$114
Charges to costs and expenses	75	—	—
Deductions	(46)	(20)	(6)
Balance at end of period	$117	$88	$108

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the consolidated balance sheets that totals to the amounts shown in the consolidated statements of cash flows at the dates indicated (in thousands):

	December 31,
	2023	2022

Cash and cash equivalents	$33,256	$20,532
Restricted cash:
Collateral for outstanding letters of credit (1)	111	892
Captive insurance subsidiary (2)	11,879	9,643
Total cash, cash equivalents and restricted cash shown in the
consolidated statements of cash flows	$45,246	$31,067
_______________
(1)Represents amounts that are held in a segregated bank account by Wells Fargo Bank as collateral for an outstanding letter of credit.
(2)$1.5 million of the restricted cash balance relates to the initial capitalization of our captive insurance company formed in late 2020, and the remainder primarily represents amounts paid to our captive insurance company for insurance premiums.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2021	4,243,716
Vesting of restricted stock unit awards (see Note 15)	14,244
Vesting of performance share unit awards (see Note 15)	2,461
Shares withheld to cover taxes upon vesting of equity awards	(3,043)
Shares sold under at-the-market offering program	97,623
Balance, December 31, 2021	4,355,001
Vesting of restricted stock unit awards (see Note 15)	21,814
Vesting of performance share unit awards (see Note 15)	3,125
Shares withheld to cover taxes upon vesting of equity awards	(3,806)
Shares sold under at-the-market offering program	46,524
Issuance of shares in acquisition (see Note 6)	15,259
Repurchase of common shares (see Note 10)	(1,942,433)
Balance, December 31, 2022	2,495,484
Vesting of restricted stock unit awards (see Note 15)	22,227
Vesting of performance share unit awards (see Note 15)	12,680
Shares withheld to cover taxes upon vesting of equity awards	(8,089)
Shares sold under at-the-market offering program	14,680
Vesting of shares issued in acquisition (see Note 6)	10,172
Balance, December 31, 2023	2,547,154

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Earnings per share – numerator:
Net earnings	$212	$3,487	$11,888

Denominator:
Basic weighted average number of shares outstanding (1)	2,535	4,053	4,283
Basic earnings per share	$0.08	$0.86	$2.78

Diluted earnings per share:

Diluted weighted average number of shares outstanding:
Common shares (1)	2,535	4,053	4,283
Restricted stock unit awards	18	23	23
Performance share unit awards (2)	15	15	17
Total	2,568	4,091	4,323

Diluted earnings per share	$0.08	$0.85	$2.75
_______________
(1)On October 31, 2022, we repurchased 1,942,433 shares from an affiliate (see Note 10 for further information). As these shares were outstanding for the majority of 2022, the weighted average number of shares outstanding for 2022 reflects the impact of those shares being outstanding through October 31, 2022.
(2)The dilutive effect of performance share awards are included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved. The performance conditions for the performance share unit awards granted in 2021, 2022 and 2023 were achieved as of December 31, 2021, 2022 and 2023, respectively.

Employee Benefits

We maintain a 401(k) savings plan for the benefit of our employees. We do not maintain any other pension or retirement plans. Our 401(k) plan contributory expenses were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Contributory expenses	$1,431	$1,283	$1,159

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity At-The-Market Offerings

On December 23, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., as agent (“Agent”), under which we may offer to sell our common shares through or to the Agent for cash from time to time. Shares sold under the agreement were as follows for the periods indicated (in thousands, except share data):

	Year Ended December 31,
	2023	2022	2021

Gross proceeds from sale of common shares	$598	$1,869	$2,996
Less offering costs paid to Agent	(27)	(84)	(135)
Less other offering costs	(22)	(61)	(31)
Net proceeds from sale of common shares	$549	$1,724	$2,830

Number of common shares sold	14,680	46,524	97,623
Average price per share	$40.74	$40.20	$30.70

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Unconsolidated Affiliate

We own an approximate 15 percent equity interest (less than 3 percent voting interest) in VestaCare, Inc., a California corporation (“VestaCare”), which we purchased for a $2.5 million cash payment in 2016. VestaCare provides an array of software as a service (SaaS) electronic payment technologies to medical providers, payers and patients including VestaCare’s product offering, VestaPay™. VestaPay™ allows medical care providers to structure fully automated and dynamically updating electronic payment plans for their patients. We account for this investment under the cost method of accounting. During 2017, we reviewed our investment in VestaCare and determined that the current projected operating results did not support the carrying value of the investment. As a result, during 2017, we recognized an impairment charge of $2.5 million to write-off our investment in VestaCare. At December 31, 2023, we continue to own an approximate 15 percent equity interest in VestaCare.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Disaggregation

The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Crude oil marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$2,530,323	$3,189,660	$1,898,160
Services transferred over time	763	—	—
Total revenues from contracts with customers	2,531,086	3,189,660	1,898,160
Other (1)	54,269	42,533	31,882
Total crude oil marketing revenue	$2,585,355	$3,232,193	$1,930,042

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—
Services transferred over time	98,359	112,376	94,498
Total revenues from contracts with customers	98,359	112,376	94,498
Other	—	—	—
Total transportation revenue	$98,359	$112,376	$94,498

Pipeline and storage: (2)
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—
Services transferred over time	323	—	664
Total revenues from contracts with customers	323	—	664
Other	—	—	—
Total pipeline and storage revenue	$323	$—	$664

Logistics and repurposing: (3)
Revenue from contracts with customers:
Goods transferred at a point in time	$33,074	$12,865	$—
Services transferred over time	28,182	9,483	—
Total revenues from contracts with customers	61,256	22,348	—
Other	—	—	—
Total logistics and repurposing revenue	$61,256	$22,348	$—

Subtotal:
Total revenues from contracts with customers	$2,691,024	$3,324,384	$1,993,322
Total other (1)	54,269	42,533	31,882
Total consolidated revenues	$2,745,293	$3,366,917	$2,025,204
_______________
(1)Other crude oil marketing revenues are recognized under ASC 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.
(2)All pipeline and storage revenue earned in 2022 and a substantial portion of the revenue earned in 2023 and 2021 were from an affiliated shipper, GulfMark Energy, Inc. (“GulfMark”), our subsidiary, and eliminated in consolidation.
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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Revenue gross-up	$899,068	$1,557,510	$761,369

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022

Insurance premiums	$798	$1,220
Rents, licenses and other	2,305	1,898
Total prepayments and other current assets	$3,103	$3,118

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	December 31,
	in Years	2023	2022

Tractors and trailers	5 – 6	$119,265	$128,223
Field equipment	2 – 5	25,024	24,676
Finance lease ROU assets (1)	3 – 6	35,724	25,106
Pipeline and related facilities	20 – 25	20,397	20,362
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	17,089	16,163
Office equipment	2 – 5	3,000	2,937
Land	N/A	4,163	2,309
Construction in progress	N/A	3,385	3,629
Total property and equipment, at cost		231,969	227,327
Less accumulated depreciation and amortization		(126,904)	(120,902)
Property and equipment, net		$105,065	$106,425
______________
(1)Our finance lease right-of-use (“ROU”) assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers, a tank storage and throughput arrangement and office equipment (see Note 17 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $11.0 million and $9.9 million as of December 31, 2023 and 2022, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization, excluding amounts
under finance leases	$18,525	$16,330	$14,264
Amortization of intangible assets (see Note 8)	1,760	1,177	789
Amortization of property and equipment under finance leases	7,578	5,200	4,744
Total depreciation and amortization	$27,863	$22,707	$19,797

Gains on Sales of Assets

We sold certain used tractors, trailers and other equipment and recorded net pre-tax gains as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Gains on sales of used tractors, trailers and equipment	$4,036	$2,512	$733

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

	Year Ended December 31,
	2023	2022	2021

ARO liability at beginning of year	$2,463	$2,376	$2,307
Liabilities incurred	—	29	—
Accretion of discount	51	58	69
Liabilities settled	—	—	—
ARO liability at end of year	$2,514	$2,463	$2,376

Note 6. Acquisition

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

Firebird is an interstate bulk motor carrier of crude oil, condensate, fuels, oils and other petroleum products. Firebird is headquartered in Humble, Texas, and at the time of acquisition, had six terminal locations throughout Texas, and operated 123 tractors and 216 trailers largely in the Eagle Ford basin. Phoenix is also headquartered in Humble, Texas, and recycles and repurposes off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Firebird and Phoenix have formed our new logistics and repurposing segment. We expect that this acquisition will offer us the opportunity to expand our value chain and market impact, with numerous synergies benefiting the combined companies.

The following table summarizes the aggregate consideration paid and issued for Firebird and Phoenix (in thousands):

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

During the second quarter of 2023, based upon a review of the terms of the contingent consideration calculation, we determined that no payment would be made to the Sellers, and as such, we adjusted our accrual of $2.6 million that had been recorded as part of the purchase price allocation. The reversal of the accrual for the contingent consideration is included in general and administrative expense on our consolidated statements of operations.

The following table presents the final purchase price allocation of the identifiable assets acquired and liabilities assumed at the acquisition date of August 12, 2022 (in thousands):

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

The purchase price allocation was subject to revision as acquisition-date fair value analyses were completed and if additional information about facts and circumstances that existed at the acquisition date became available. During the second quarter of 2023, we revised the fair value of certain tractors and trailers, resulting in a decrease in the amount allocated to property and equipment of $0.2 million and with a corresponding increase in goodwill. No other changes to the purchase price allocation occurred. The purchase price consideration, as well as the estimated fair values of the assets acquired and liabilities assumed, was finalized during the second quarter of 2023.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The goodwill of approximately $6.7 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base and with the assembled workforce that we acquired. None of the goodwill is expected to be deductible for tax purposes. We recorded net tax liabilities of approximately $6.2 million related to the tax effect of our estimated fair value allocations.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022

Insurance collateral deposits	$605	$463
State collateral deposits	23	23
Materials and supplies	1,050	1,257
Debt issuance costs	1,259	1,595
Other	371	360
Total other assets	$3,308	$3,698

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

Note 8. Intangible Assets and Goodwill

Intangible Assets

The following table summarizes our intangible assets at the dates indicated (in thousands):

	December 31, 2023			December 31, 2022
	Gross	Accumulated		Gross	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Customer relationships:
EH Transport (1)	$1,703	$(1,237)	$466	$1,703	$(1,010)	$693
CTL (2)	3,173	(1,745)	1,428	3,173	(1,286)	1,887
Phoenix (3)	5,072	(1,223)	3,849	5,072	(360)	4,712
Total customer relationships	9,948	(4,205)	5,743	9,948	(2,656)	7,292
Trade names (3)	2,218	(205)	2,013	2,218	(57)	2,161
Noncompete agreements (3)	317	(88)	229	317	(25)	292
Intangible assets, net	$12,483	$(4,498)	$7,985	$12,483	$(2,738)	$9,745
____________
(1)Amount relates to the acquisition of transportation assets from EH Transport, Inc. in 2019, and are included in our transportation segment. These assets are being amortized using a modified straight-line approach and have a remaining useful life of approximately 2.5 years.
(2)Amount relates to the acquisition of transportation assets from Comcar Industries, Inc. in 2020, and are included in our transportation segment. These assets are being amortized using a modified straight-line approach and have a remaining useful life of approximately 3.5 years.
(3)Amounts relate to the acquisition of Firebird and Phoenix in 2022, and are included in our logistics and repurposing segment. Customer relationships, trade names and noncompete agreements have remaining useful lives of approximately 8.5 years, 13.5 years and 3.5 years, respectively. See Note 6 for further information.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2023, 2022 and 2021, we recorded $1.8 million, $1.2 million and $0.8 million, respectively, of amortization expense related to these intangible assets.

The following table presents our forecast of amortization expense associated with these intangible assets for the years indicated (in thousands):

	2024	2025	2026	2027	2028

Amortization expense	$1,658	$1,555	$1,306	$908	$575

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

Goodwill

Goodwill represents the cost of an acquired business in excess of the fair value of the net assets at acquisition. Our goodwill balance was $6.7 million at December 31, 2023 and relates to the Firebird and Phoenix acquisition included in our logistics and repurposing segment.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repurposing (1)	Other	Total

Year Ended December 31, 2023
Segment revenues (2)	$2,585,355	$98,769	$3,267	$65,920	$—	$2,753,311
Less: Intersegment revenues (2)	—	(410)	(2,944)	(4,664)	—	(8,018)
Revenues	$2,585,355	$98,359	$323	$61,256	$—	$2,745,293

Segment operating earnings (losses) (3)	17,029	5,091	(3,855)	(934)	—	17,331
Depreciation and amortization	8,042	12,277	1,071	6,473	—	27,863
Property and equipment additions (4) (5)	1,185	5,130	1,503	3,967	112	11,897

Year Ended December 31, 2022
Segment revenues (2)	$3,232,193	$112,653	$3,804	$24,654	$—	$3,373,304
Less: Intersegment revenues (2)	—	(277)	(3,804)	(2,306)	—	(6,387)
Revenues	$3,232,193	$112,376	$—	$22,348	$—	$3,366,917

Segment operating earnings (losses) (3)	15,874	10,891	(3,579)	303	—	23,489
Depreciation and amortization	7,724	11,512	1,077	2,394	—	22,707
Property and equipment additions (4) (5)	4,534	1,608	1,050	282	17	7,491

Year Ended December 31, 2021
Segment revenues (2)	$1,930,042	$94,824	$4,524	$—	$—	$2,029,390
Less: Intersegment revenues (2)	—	(326)	(3,860)	—	—	(4,186)
Revenues	$1,930,042	$94,498	$664	$—	$—	$2,025,204

Segment operating earnings (losses) (3)	25,243	7,104	(2,487)	—	—	29,860
Depreciation and amortization	6,673	12,099	1,025	—	—	19,797
Property and equipment additions (4) (5)	3,245	7,960	1,169	—	8	12,382
_______________
(1)On August 12, 2022, we acquired a transportation logistics and recycling and repurposing business, resulting in a new operating segment. See Note 6 for further information.
(2)Segment revenues include intersegment amounts that are eliminated due to consolidation in operating costs and expenses in our consolidated statements of operations. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed.
(3)Our crude oil marketing segment’s operating earnings included net inventory valuation losses of $0.8 million, net inventory valuation losses of $2.0 million, and net inventory liquidation gains of $10.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)Our segment property and equipment additions do not include assets acquired under finance leases during the years ended December 31, 2023, 2022 and 2021. See Note 17 for further information.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings before income taxes, as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Segment operating earnings	$17,331	$23,489	$29,860
General and administrative	(14,932)	(17,718)	(13,701)
Operating earnings	2,399	5,771	16,159
Interest income	1,471	921	243
Interest expense	(3,384)	(1,287)	(746)
Earnings before income taxes	$486	$5,405	$15,656

Identifiable assets by industry segment were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022	2021

Reporting segment:
Marketing	$185,285	$215,813	$162,770
Transportation	57,653	60,405	67,167
Pipeline and storage	25,027	25,815	25,569
Logistics and repurposing (1)	43,258	45,307	—
Cash and other (2)	50,111	36,819	119,197
Total assets	$361,334	$384,159	$374,703
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities. Activities with affiliates were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

KSA and affiliate billings to us	$—	$7	$13
Billings to KSA and affiliates	9	21	14
Rentals paid to affiliate of KSA	232	549	605
Payments to an affiliate of KSA for purchase of vehicles (1)	157	78	469
Rentals paid to affiliates of Scott Bosard (2)	562	170	—
Crude oil purchases from affiliate (3)	19,391	4,044	—
_________________
(1)Amounts paid to West Point Buick GMC were for the purchase of three, two and twelve pickup trucks during the years ended December 31, 2023, 2022 and 2021, respectively, and are net of trade-in values.
(2)2022 amounts are for rentals paid to affiliates of Scott Bosard from the period from August 12, 2022 through December 31, 2022, the period in which Scott Bosard is a related party in 2022.
(3)From time to time, GulfMark purchases crude oil from Endeavor Natural Gas, L.P., of which a member of our Board of Directors is the Managing Partner.

Affiliated transactions included direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), an affiliated entity. We lease our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA. In addition, we purchase pickup trucks from West Point Buick GMC, an affiliate of KSA. KSA was our largest shareholder until October 31, 2022.

On October 31, 2022, we entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with KSA and certain members of the family of the late Kenneth Stanley Adams, Jr., our founder (collectively, the “KSA Sellers”). Under the terms of the Repurchase Agreement, we purchased an aggregate of 1,942,433 shares of our common stock from the KSA Sellers for an aggregate purchase price of $69.9 million, at a price of $36.00 per share. The purchase price was funded with the proceeds of the $25.0 million term loan under our credit agreement with Cadence Bank (see Note 12 for further information), with the balance funded with cash on hand at the time of the transaction.

An affiliate of KSA served on our Board of Directors through the date of our 2023 annual meeting, when he retired. As of May 31, 2023, KSA and its affiliates are no longer related parties. The table above consequently does not reflect any payments to or from KSA after that date.

In connection with the acquisition of Firebird and Phoenix on August 12, 2022 (see Note 6 for further information), we entered into four operating lease agreements for office and terminal locations with entities owned by Scott Bosard, one of the Sellers, for periods ranging from two to five years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022

Accrual for payroll, benefits and bonuses	$5,684	$6,435
Accrued automobile and workers’ compensation claims	5,804	5,579
Contingent consideration for acquisition (see Note 6)	—	2,566
Accrued medical claims	997	1,007
Accrued taxes	2,453	2,208
Other	1,212	1,419
Total other current liabilities	$16,150	$19,214

Note 12. Long-Term Debt

Cadence Bank Credit Agreement

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

For each borrowing under the Revolving Credit Facility, we may elect whether such loans bear interest at (i) the Base Rate plus Applicable Margin for Base Rate Loans; or (ii) Term secured overnight financing rate (“SOFR”) plus the Applicable Margin for SOFR Loans. The Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.5 percent and (c) Adjusted Term SOFR for a one month tenor in effect on the date of determination plus 1.0 percent. The Applicable Margin to be added to a Base Rate borrowing under either (a), (b) or (c) in the preceding sentence is an amount determined quarterly between 1.0 percent and 2.0 percent depending on our consolidated total leverage ratio. The Applicable Margin to be added to a Term SOFR borrowing under the Revolving Credit Facility is an amount determined quarterly between 2.0 percent and 3.0 percent depending on our consolidated total leverage ratio. A commitment fee of 0.25 percent per annum accrues on the daily average unused amount of the commitments of the Lenders under the Revolving Credit Facility. We may obtain letters of credit under the Revolving Credit Facility up to a maximum amount of $30.0 million. The amount of our outstanding letters of credit reduces availability under the Revolving Credit Facility.

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

Our obligations under the Credit Agreement are secured by a pledge of substantially all of our personal property and substantially all of the personal property of certain other of our direct and indirect subsidiaries.

At December 31, 2023, we had $21.9 million outstanding under the Term Loan at a weighted average interest rate of 7.69 percent, and $13.0 million letters of credit outstanding at a fee of 2.25 percent. No amounts were outstanding under the Revolving Credit Facility.

The following table presents the scheduled maturities of principal amounts of our debt obligations at December 31, 2023 for the next five years, and in total thereafter (in thousands):

2024	$2,500
2025	2,500
2026	2,500
2027	14,375
2028	—
Thereafter	—
Total debt maturities	$21,875

At December 31, 2023, we were in compliance with all covenants under the Credit Agreement. We incurred $1.6 million of debt issuance costs in connection with our entry into the Credit Agreement, which are included in other assets in our consolidated balance sheet and are being amortized to interest expense over the term of the Credit Agreement.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Derivative Instruments and Fair Value Measurements

Derivative Instruments

At December 31, 2023, we had in place no derivative instruments. At December 31, 2022, we had in place three derivative instruments, entered into in 2022 for a total of 300,000 barrels of crude oil to be purchased and sold in January 2023, and one derivative instrument, also entered into in 2022, for the purchase of 126,000 gallons of diesel fuel per month during January 2023 through December 2023.
The estimated fair value of forward month derivative instruments reflected in the accompanying consolidated balance sheets were as follows at the dates indicated (in thousands):

Balance Sheet Location and Amount
	Current	Other	Current	Other
December 31, 2023	Assets	Assets	Liabilities	Liabilities
Asset derivatives:
Fair value forward hydrocarbon derivative
instruments at gross valuation	$—	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon derivative
instruments at gross valuation	—	—	—	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$—	$—

December 31, 2022
Asset derivatives:
Fair value forward hydrocarbon derivative
instruments at gross valuation	$	$—	$—	$—
Liability derivatives:
Fair value forward hydrocarbon derivative
instruments at gross valuation	—	—	330	—
Less counterparty offsets	—	—	—	—
As reported fair value contracts	$—	$—	$330	$—
We only enter into derivative instruments with creditworthy counterparties and evaluate our exposure to significant counterparties on an ongoing basis. At December 31, 2023 and 2022, we were not holding nor have we posted any collateral to support our forward month fair value derivative activity. We are not subject to any credit-risk related trigger events. We have no other financial investment arrangements that would serve to offset our derivative contracts.

Forward month derivative instruments reflected in the accompanying consolidated statements of operations were as follows for the periods indicated (in thousands):

	Gains (Losses)
	Year Ended December 31,
	2023	2022	2021

Revenues – marketing	$—	$(23)	$14
Costs and expenses – marketing	(330)	330	—

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

December 31, 2023
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

When determining fair value measurements, we make credit valuation adjustments to reflect both our own nonperformance risk and our counterparty’s nonperformance risk. When adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. Credit valuation adjustments utilize Level 3 inputs, such as credit scores to evaluate the likelihood of default by us or our counterparties. At December 31, 2023 and 2022, credit valuation adjustments were not significant to the overall valuation of our fair value contracts. As a result, applicable fair value assets and liabilities are included in their entirety in the fair value hierarchy.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Income Taxes

The components of our income tax (provision) benefit were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(2,012)	$(3,766)	$(4,811)
State	(678)	(288)	(358)
Total current	(2,690)	(4,054)	(5,169)
Deferred:
Federal	2,149	2,386	1,347
State	267	(250)	54
Total deferred	2,416	2,136	1,401
Total (provision for) benefit from income taxes	$(274)	$(1,918)	$(3,768)

A reconciliation of the (provision for) benefit from income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Pre-tax net book income	$486	$5,405	$15,656

Statutory federal income tax provision	$(102)	$(1,135)	$(3,288)
State income tax provision	(266)	(478)	(224)
Permanent differences	115	(296)	(94)
Return to provision adjustments	7	8	(88)
Other	(28)	(17)	(74)
Total provision for income taxes	$(274)	$(1,918)	$(3,768)
Effective income tax rate (1)	56%	35%	24%
_______________
(1)Our effective tax rate for the years ended December 31, 2023 and 2022 is higher than our statutory tax rate primarily due to non-deductible expenses, the mix of earnings in states with higher tax rates and less earnings before income taxes as compared to prior years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net difference between the financial statement carrying amounts and the underlying income tax basis in these items. The components of the federal deferred tax asset (liability) were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022

Long-term deferred tax asset (liability):
Prepaid and other insurance	$(804)	$(707)
Property	(12,559)	(15,208)
ROU assets	1,292	1,701
ROU liabilities	(1,293)	(1,701)
Amortization	(562)	(869)
Investment in unconsolidated affiliate	536	537
Valuation allowance related to investment in unconsolidated affiliate	(525)	(537)
Net operating loss	396	239
Other	571	1,168
Net long-term deferred tax liability	(12,948)	(15,377)
Net deferred tax liability	$(12,948)	$(15,377)

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

The earliest tax years remaining open for audit for federal and major states of operations are as follows:

Earliest Open
Tax Year

Federal	2017
Texas	2019
Louisiana	2020
Michigan	2019

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Stock-Based Compensation Plan

In May 2018, our shareholders approved the 2018 LTIP, a long-term incentive plan under which any employee or non-employee director who provides services to us is eligible to participate in the plan. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. We began awarding stock-based compensation to eligible employees and directors in June 2018. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP, and the achievement of performance factors through December 31, 2023, a total of 149,889 shares were available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Compensation expense	$1,193	$1,022	$854

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

If dividends are paid with respect to our common shares during the vesting period, an equivalent amount will accrue and be held by us without interest until the restricted stock unit awards and performance share unit awards vest, at which time the amount will be paid to the recipient. If the award is forfeited prior to vesting, the accrued dividends will also be forfeited. At December 31, 2023 and 2022, we had $138,700 and $140,300, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2021	27,490	$28.64
Granted under 2018 LTIP (2)	26,369	$29.70
Vested	(14,244)	$30.20
Forfeited	(1,350)	$28.92
Restricted stock unit awards at December 31, 2021	38,265	$28.78
Granted under 2018 LTIP (3)	26,796	$31.83
Granted as inducement awards (4)	30,518	$33.75
Vested	(21,814)	$29.22
Forfeited	(3,521)	$30.33
Restricted stock unit awards at December 31, 2022	70,244	$31.89
Granted under 2018 LTIP (5)	23,409	$57.18
Vested	(32,399)	$32.15
Forfeited	(2,667)	$46.95
Restricted stock unit awards at December 31, 2023	58,587	$41.16
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
(4)These awards were granted in connection with the acquisition of Firebird and Phoenix (see Note 6 for further information). The aggregate grant date fair value of these restricted stock unit awards issued on August 12, 2022 was $1.0 million based on a grant date market price of our common shares of $33.75 per share.
(5)The aggregate grant date fair value of restricted stock unit awards issued during 2023 was $1.3 million based on grant date market prices of our common shares ranging from $37.56 to $58.05 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $0.6 million at December 31, 2023. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2021	16,241	$27.67
Granted under 2018 LTIP (2)	12,205	$29.70
Awards cancelled due to performance factor decrease (3)	(4,493)	$29.70
Vested	(2,461)	$43.00
Forfeited	—	$—
Performance share unit awards at December 31, 2021	21,492	$26.64
Granted under 2018 LTIP (4)	13,458	$31.80
Awards increased due to performance factor increase (3)	159	$31.80
Vested	(3,125)	$38.22
Forfeited	(1,297)	$30.87
Performance share unit awards at December 31, 2022	30,687	$28.59
Granted under 2018 LTIP (5)	12,061	$56.84
Awards cancelled due to performance factor decrease (3)	(11,824)	$56.82
Vested	(12,680)	$25.12
Forfeited	(820)	$38.86
Performance share unit awards at December 31, 2023	17,424	$31.03
____________________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during 2021 was $0.4 million based on a grant date market price of our common shares of $29.70 per share and assuming a performance factor of 100 percent.
(3)The performance factor for awards granted in 2021 was set at 63.1 percent based on a comparison of actual results for 2021 to performance goals. The performance factor for awards granted in 2022 was set at 101.4 percent based upon a comparison of actual results for 2022 to performance goals. The performance factor for awards granted in 2023 was set at 0.0 percent based upon a comparison of actual results for 2023 to performance goals.
(4)The aggregate grant date fair value of performance share unit awards issued during 2022 was $0.4 million based on a grant date market price of our common shares of $31.80 per share and assuming a performance factor of 100 percent.
(5)The aggregate grant date fair value of performance share unit awards issued during 2023 was $0.7 million based on a grant date market price of our common shares ranging from $38.42 to $58.05 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.1 million at December 31, 2023. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.1 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021

Cash paid for interest	$3,511	$425	$746
Cash paid for federal and state income taxes	2,498	3,020	2,251
Cash refund for NOL carryback under CARES Act	—	6,907	3,712

Non-cash transactions:
Change in accounts payable related to property and equipment additions	52	(52)	—
Property and equipment acquired under finance leases	17,940	7,873	2,083
Issuance of common shares in acquisition (see Note 6)	—	425	—

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

We are a lessee in noncancellable (i) operating leases for office space, equipment and lease and terminal access contracts for tank storage and dock access for our crude oil marketing business, and (ii) finance leases for tractors, trailers, a tank storage and throughput arrangement in our crude oil marketing business and office equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Our lease agreements have remaining lease terms ranging from one year to approximately eight years. The majority of our finance lease agreements for tractors and trailers contain residual value guarantee provisions, which would become due at the expiration of the finance lease if the fair value of the lease vehicles is less than the guaranteed residual value or if we elect to purchase the asset at the end of the lease term. At December 31, 2023, we have recorded a liability of $5.5 million for the estimated end of term payment related to these residual value guarantees as we expect that we will pay the full amount of the guarantees at the end of the leases.

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

The following table provides the components of lease expense for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of ROU assets	$7,578	$5,200	$4,744
Interest on lease liabilities	1,349	364	413
Operating lease cost	3,641	3,019	2,560
Short-term lease cost	13,908	14,573	13,880
Variable lease cost	27	20	7
Total lease expense	$26,503	$23,176	$21,604

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$3,178	$2,929	$2,560
Operating cash flows from finance leases (1)	1,234	356	326
Financing cash flows from finance leases	8,516	4,741	4,367

ROU assets obtained in exchange for new lease liabilities:
Finance leases	17,940	7,873	2,083
Operating leases (2)	1,020	3,269	1,385
______________
(1)Amounts are included in Other operating activities on the consolidated cash flow statements.
(2)2022 amount includes four operating lease agreements for office and terminal locations with affiliates of Scott Bosard, one of the Sellers of Firebird and Phoenix, for periods ranging from two to five years (see Note 6 and Note 10 for further information).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides lease terms and discount rates for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Weighted-average remaining lease term (years):
Finance leases	3.57	3.54	3.60
Operating leases	2.92	3.52	3.85

Weighted-average discount rate:
Finance leases	5.6%	3.5%	2.6%
Operating leases	4.3%	4.0%	3.8%

The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	December 31,
	2023	2022
Assets
Finance lease ROU assets (1)	$24,681	$15,264
Operating lease ROU assets	5,832	7,720

Liabilities
Current
Finance lease liabilities	6,206	4,382
Operating lease liabilities	2,829	2,712
Noncurrent
Finance lease liabilities	19,685	12,085
Operating lease liabilities	3,006	5,007
______________
(1)Amounts are included in Property and equipment, net on the consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at December 31, 2023 (in thousands):

	Finance	Operating
	Lease	Lease

2024	$7,463	$3,009
2025	7,284	1,273
2026	5,615	1,047
2027	6,047	602
2028	2,789	219
Thereafter	—	18
Total lease payments	29,198	6,168
Less: Interest	(3,307)	(333)
Present value of lease liabilities	25,891	5,835
Less: Current portion of lease obligation	(6,206)	(2,829)
Total long-term lease obligation	$19,685	$3,006

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2022 (in thousands):

	Finance	Operating
	Lease	Lease

2023	$4,870	$2,958
2024	3,629	2,617
2025	4,652	962
2026	2,482	879
2027	2,179	570
Thereafter	—	237
Total lease payments	17,812	8,223
Less: Interest	(1,345)	(504)
Present value of lease liabilities	16,467	7,719
Less: Current portion of lease obligation	(4,382)	(2,712)
Total long-term lease obligation	$12,085	$5,007

Note 18. Commitments and Contingencies

Insurance

We have accrued liabilities for estimated workers’ compensation and other casualty claims incurred based upon claim reserves plus an estimate for loss development and incurred but not reported claims. We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability, with a self-insured retention of $1.0 million. On October 1, 2023, the self-insurance retention was increased to $1.5 million for the auto policy. Insurance is purchased over our retention to reduce our exposure to catastrophic events. Estimates are recorded for potential and incurred outstanding liabilities for workers’ compensation, auto and general liability claims and claims that are incurred but not reported. Estimates are based on adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. We have also engaged a third-party actuary to perform a review of our accrued liability for these claims as well as potential funded losses in our captive insurance company. Insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices and the selection of estimated loss among estimates derived using different methods. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	December 31,
	2023	2022

Accrued automobile and workers’ compensation claims	$5,804	$5,579
Accrued medical claims	997	1,007

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

At December 31, 2023, parental guaranteed obligations were approximately $58.2 million. Currently, neither we nor any of our subsidiaries has any other types of guarantees outstanding that require liability recognition, except for the residual value guarantees for certain of our finance leases (see Note 17 for further discussion).

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

Individual customer sales			Individual customer receivables in excess
in excess of 10% of revenues			of 10% of total receivables
Year Ended December 31,			December 31,
2023	2022	2021	2023	2022	2021

11.4%	22.4%	23.7%	—%	—%	11.5%
11.1%	11.3%	11.6%	16%	10.8%	17.0%
			23%	16.0%	12.6%

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2023

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP has issued its attestation report regarding our internal control over financial reporting. That report is included within this Item 9A (See “Report of Independent Registered Public Accounting Firm”).

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on March 13, 2024.

/s/ Kevin J. Roycraft	/s/ Tracy E. Ohmart
Kevin J. Roycraft	Tracy E. Ohmart
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Adams Resources & Energy, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Adams Resources & Energy, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2023. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 13, 2024

Item 9B.     Other Information.

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement in connection with our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports” and “Code of Ethics” and is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by this item will be set forth in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the headings “Summary Compensation Table,” “Compensation Overview” and “2023 Director Compensation” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the headings “Transactions with Related Persons” and “Director Independence” and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Our independent registered accounting public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.

The information required by this item will be set forth in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)The following documents are filed as a part of this annual report:

(1)Financial Statements: See “Index to Consolidated Financial Statements” beginning on page 50 of this annual report for the financial statements included herein.

(2)Financial Statement Schedules: The separate filing of financial statement schedules has been omitted because such schedules are either not applicable or the information called for therein appears in the footnotes of our Consolidated Financial Statements.

(3)Exhibits:

Exhibit Number	Exhibit

2.1
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

10.6+
Form of Employee Performance Share Unit Award Agreement for 2022 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2022).

10.7+
Form of Employee Performance Share Unit Award Agreement for 2023 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2023).

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

10.13
Stock Repurchase Agreement dated October 31, 2022 by and among Adams Resources & Energy, Inc., KSA Industries, Inc. and the other parties identified as sellers therein (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 1, 2022).

21*	Subsidiaries of the registrant.
23.1*	Consent of KPMG LLP.
31.1*	Sarbanes-Oxley Section 302 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

31.2*	Sarbanes-Oxley Section 302 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Adams Resources & Energy, Inc. Incentive Compensation Recoupment Policy.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management contract or compensation plan or arrangement.

Item 16.     Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2024.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 13, 2024.

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