Form 10-Q
period 2024-03-31
ADAMS RESOURCES & ENERGY, INC.
filed 2024-05-08
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 2,567,104 shares of Common Stock were outstanding at May 1, 2024.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$36,603	$33,256
Restricted cash	11,664	11,990
Accounts receivable, net of allowance for credit
losses of $94 and $117, respectively	185,296	164,295
Inventory	27,326	19,827
Prepayments and other current assets	2,538	3,103
Total current assets	263,427	232,471
Property and equipment, net	104,659	105,065
Operating lease right-of-use assets, net	5,385	5,832
Intangible assets, net	7,563	7,985
Goodwill	6,673	6,673
Other assets	3,124	3,308
Total assets	$390,831	$361,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,421	$183,102
Current portion of finance lease obligations	6,251	6,206
Current portion of operating lease liabilities	2,508	2,829
Current portion of long-term debt	2,500	2,500
Other current liabilities	15,492	16,150
Total current liabilities	246,172	210,787
Other long-term liabilities:
Long-term debt	16,750	19,375
Asset retirement obligations	2,529	2,514
Finance lease obligations	18,087	19,685
Operating lease liabilities	2,883	3,006
Deferred taxes and other liabilities	12,756	13,251
Total liabilities	299,177	268,618

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 2,566,649 and 2,547,154 shares outstanding, respectively	255	253
Contributed capital	21,879	21,802
Retained earnings	69,520	70,661
Total shareholders’ equity	91,654	92,716
Total liabilities and shareholders’ equity	$390,831	$361,334
See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Marketing	$623,824	$608,476
Transportation	23,231	26,445
Pipeline and storage	4	—
Logistics and repurposing	13,991	15,241
Total revenues	661,050	650,162

Costs and expenses:
Marketing	615,591	604,494
Transportation	20,150	22,413
Pipeline and storage	697	938
Logistics and repurposing	13,837	13,125
General and administrative	4,781	4,772
Depreciation and amortization	6,355	7,050
Total costs and expenses	661,411	652,792

Operating losses	(361)	(2,630)

Other income (expense):
Interest and other income	561	204
Interest expense	(793)	(696)
Total other income (expense), net	(232)	(492)

Losses before income taxes	(593)	(3,122)
Income tax benefit	95	1,123

Net losses	$(498)	$(1,999)

Losses per share:
Basic net losses per common share	$(0.19)	$(0.79)
Diluted net losses per common share	$(0.19)	$(0.79)

Dividends per common share	$0.24	$0.24

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net losses	$(498)	$(1,999)
Adjustments to reconcile net losses to net cash
provided by operating activities:
Depreciation and amortization	6,355	7,050
Gains on sales of property	(337)	(31)
Provision for credit losses	(23)	(3)
Stock-based compensation expense	307	283
Deferred income taxes	(504)	(1,424)
Net change in fair value contracts	—	(487)
Changes in assets and liabilities:
Accounts receivable	(20,978)	30,916
Accounts receivable/payable, affiliates	—	(31)
Inventories	(7,499)	4,644
Prepayments and other current assets	565	90
Accounts payable	36,291	(12,653)
Accrued liabilities	(599)	(2,514)
Other	(17)	(134)
Net cash provided by operating activities	13,063	23,707

Investing activities:
Property and equipment additions	(6,152)	(1,900)
Proceeds from property sales	962	441
Net cash used in investing activities	(5,190)	(1,459)

Financing activities:
Borrowings under Credit Agreement	—	18,000
Repayments under Credit Agreement	(2,625)	(18,625)
Principal repayments of finance lease obligations	(1,553)	(1,576)
Net proceeds from sale of equity	—	549
Dividends paid on common stock	(674)	(681)
Net cash used in financing activities	(4,852)	(2,333)

Increase in cash and cash equivalents, including restricted cash	3,021	19,915
Cash and cash equivalents, including restricted cash, at beginning of period	45,246	31,067
Cash and cash equivalents, including restricted cash, at end of period	$48,267	$50,982

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2024	$253	$21,802	$70,661	$92,716
Net losses	—	—	(498)	(498)
Stock-based compensation expense	—	307	—	307
Vesting of restricted awards	3	(3)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	(1)	(227)	—	(228)
Dividends declared:
Common stock, $0.24/share	—	—	(615)	(615)
Awards under LTIP, $0.24/share	—	—	(28)	(28)
Balance, March 31, 2024	$255	$21,879	$69,520	$91,654

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2023	$248	$19,965	$72,964	$93,177
Net losses	—	—	(1,999)	(1,999)
Stock-based compensation expense	—	283	—	283
Vesting of restricted awards	3	(3)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(222)	—	(222)
Shares sold under at-the-market offering
program	1	548	—	549
Dividends declared:
Common stock, $0.24/share	—	—	(608)	(608)
Awards under LTIP, $0.24/share	—	—	(25)	(25)
Balance, March 31, 2023	$252	$20,571	$70,332	$91,155

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, and terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). In addition, we conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with sixteen terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our,” “Adams” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

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

Basis of Presentation

Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full year of 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC on March 13, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$36,603	$33,256
Restricted cash:
Collateral for outstanding letters of credit (1)	112	111
Captive insurance subsidiary (2)	11,552	11,879
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$48,267	$45,246
_____________
(1)Represents amounts that are held in a segregated bank account by Wells Fargo Bank as collateral for an outstanding letter of credit.
(2)$1.5 million of the restricted cash balance relates to the initial capitalization of our captive insurance company formed in late 2020, and the remainder primarily represents cash amounts held by our captive insurance company for insurance premiums.

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2024	2,547,154
Vesting of restricted stock unit awards (see Note 11)	19,334
Vesting of performance share unit awards (see Note 11)	6,318
Shares withheld to cover taxes upon vesting of equity awards	(6,157)
Balance, March 31, 2024	2,566,649

Earnings Per Share

Basic earnings per share is computed by dividing our net earnings (losses) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by giving effect to all potential common shares outstanding, including shares related to unvested restricted stock unit awards. Unvested restricted stock unit awards granted under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, as amended and restated (“2018 LTIP”), or granted as employment inducement awards outside of the 2018 LTIP, are not considered to be participating securities as the holders of these shares do not have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares (see Note 11 for further discussion).

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted earnings (losses) per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Earnings (Losses) per share — numerator:
Net losses	$(498)	$(1,999)

Denominator:
Basic weighted average number of shares outstanding	2,554	2,517

Basic net losses per share	$(0.19)	$(0.79)

Diluted earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	2,554	2,517
Restricted stock unit awards (1)	—	—
Performance share unit awards (1) (2)	—	—
Total diluted shares	2,554	2,517

Diluted net losses per share	$(0.19)	$(0.79)
_______________
(1)For the three months ended March 31, 2024 and 2023, the effect of the restricted stock unit awards and the performance share unit awards on losses per share was anti-dilutive.
(2)The dilutive effect of performance share awards is included in the calculation of diluted earnings per share when the performance share award performance conditions have been achieved.

Fair Value Measurements

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. Marketable securities are recorded at fair value based on market quotations from actively traded liquid markets. The fair value of the term loan under our credit agreement (see Note 10 for further information) is representative of the carrying value based upon the variable terms and management’s opinion that the current rates available to us with the same maturity and security structure are equivalent to that of the debt.

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

Fair value contracts consist of derivative financial instruments and are recorded as either an asset or liability measured at its fair value. Changes in fair value are recognized immediately in earnings unless the derivatives qualify for, and we elect, cash flow hedge accounting. We had no contracts designated for hedge accounting outstanding during any current reporting periods.

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

Inventory

Inventory consists of crude oil held in storage tanks and at third-party pipelines as part of our crude oil marketing and pipeline and storage operations. Crude oil inventory is carried at the lower of cost or net realizable value. At the end of each reporting period, we assess the carrying value of our inventory and make adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of marketing costs and expenses or pipeline and storage costs and expenses on our unaudited condensed consolidated statements of operations.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation
The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Crude oil marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$611,942	$588,089
Services transferred over time	25	44
Total revenues from contracts with customers	611,967	588,133
Other (1)	11,857	20,343
Total crude oil marketing revenue	$623,824	$608,476

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—
Services transferred over time	23,231	26,445
Total revenues from contracts with customers	23,231	26,445
Other	—	—
Total transportation revenue	$23,231	$26,445

Pipeline and storage: (2)
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—
Services transferred over time	4	—
Total revenues from contracts with customers	4	—
Other	—	—
Total pipeline and storage revenue	$4	$—

Logistics and repurposing:
Revenue from contracts with customers:
Goods transferred at a point in time	$6,557	$8,154
Services transferred over time	7,434	7,087
Total revenues from contracts with customers	13,991	15,241
Other	—	—
Total logistics and repurposing revenue	$13,991	$15,241

Subtotal:
Total revenues from contracts with customers	$649,193	$629,819
Total other (1)	11,857	20,343
Total consolidated revenues	$661,050	$650,162
________________________
(1)Other crude oil marketing revenues are recognized under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.
(2)All pipeline and storage revenue earned during the three months ended March 31, 2023, and substantially all pipeline and storage revenue earned during the three months ended March 31, 2024, was from an affiliated shipper, GulfMark Energy, Inc. (“GulfMark”), our subsidiary, and eliminated in consolidation.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Revenue gross-up	$60,170	$286,702

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023

Insurance premiums	$711	$798
Rents, licenses and other	1,827	2,305
Total prepayments and other current assets	$2,538	$3,103

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2024	2023

Tractors and trailers	5 – 6	$119,818	$119,265
Field equipment	2 – 5	24,952	25,024
Finance lease ROU assets (1)	3 – 6	35,881	35,724
Pipeline and related facilities	20 – 25	20,511	20,397
Linefill and base gas (2)	N/A	3,922	3,922
Buildings	5 – 39	17,066	17,089
Office equipment	2 – 5	3,000	3,000
Land	N/A	4,163	4,163
Construction in progress	N/A	4,656	3,385
Total		233,969	231,969
Less accumulated depreciation and amortization		(129,310)	(126,904)
Property and equipment, net		$104,659	$105,065
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers and a tank storage and throughput arrangement (see Note 13 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $12.8 million and $11.0 million at March 31, 2024 and December 31, 2023, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Depreciation and amortization, excluding amounts under finance leases	$4,059	$4,824
Amortization of property and equipment under finance leases	1,874	1,775
Amortization of intangible assets	422	451
Total depreciation and amortization	$6,355	$7,050

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023

Insurance collateral deposits	$605	$605
State collateral deposits	23	23
Materials and supplies	948	1,050
Debt issuance costs	1,175	1,259
Other	373	371
Total other assets	$3,124	$3,308

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repurposing	Other	Total

Three Months Ended March 31, 2024

Segment revenues (1)	$623,826	$23,291	$926	$15,094	$—	$663,137
Less: Intersegment revenues (1)	(2)	(60)	(922)	(1,103)	—	(2,087)
Revenues	$623,824	$23,231	$4	$13,991	$—	$661,050

Segment operating earnings (losses) (2)	6,654	213	(963)	(1,484)	—	4,420
Depreciation and amortization	1,579	2,868	270	1,638	—	6,355
Property and equipment additions (3)	2,944	2,923	85	200	—	6,152

Three Months Ended March 31, 2023

Segment revenues (1)	$608,476	$26,530	$809	$16,747	$—	$652,562
Less: Intersegment revenues (1)	—	(85)	(809)	(1,506)	—	(2,400)
Revenues	$608,476	$26,445	$—	$15,241	$—	$650,162

Segment operating earnings (losses) (2)	1,907	901	(1,201)	535	—	2,142
Depreciation and amortization	2,075	3,131	263	1,581	—	7,050
Property and equipment additions (3)(4)	275	167	971	460	27	1,900
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
(2)Our crude oil marketing segment’s operating earnings included inventory liquidation gains of $1.8 million and inventory valuation losses $1.0 million for the three months ended March 31, 2024 and 2023, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the three months ended March 31, 2024 and 2023. See Note 13 for further information.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to earnings (losses) before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Segment operating earnings	$4,420	$2,142
General and administrative	(4,781)	(4,772)
Operating losses	(361)	(2,630)
Interest and other income	561	204
Interest expense	(793)	(696)
Losses before income taxes	$(593)	$(3,122)

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023

Reporting segment:
Crude oil marketing	$211,951	$185,285
Transportation	57,890	57,653
Pipeline and storage	25,262	25,027
Logistics and repurposing	42,981	43,258
Cash and other (1)	52,747	50,111
Total assets	$390,831	$361,334
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities. Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Billings to KSA and affiliates	$—	$5
Rentals paid to an affiliate of KSA	—	137
Payments to an affiliate of KSA for purchase of vehicles (1)	—	157
Rentals paid to affiliates of Scott Bosard (2)	144	140
Crude oil purchases from affiliate (3)	3,451	1,394
_______________
(1)Amounts paid to West Point Buick GMC were for the purchase of three pickup trucks during the three months ended March 31, 2023, and are net of trade-in values.
(2)In connection with the acquisition of Firebird and Phoenix on August 12, 2022, we entered into four operating lease agreements for office and terminal locations with entities owned by Scott Bosard, one of the sellers, for periods ranging from two to five years.
(3)From time to time, GulfMark purchases crude oil from Endeavor Natural Gas, L.P., of which a member of our Board of Directors is the Managing Partner.

Affiliate transactions included direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), an affiliated entity. We leased our corporate office space in a building operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA. In addition, we purchase pickup trucks from West Point Buick GMC, an affiliate of KSA. KSA was our largest shareholder until October 31, 2022, when we repurchased the common stock owned by it. An affiliate of KSA served on our Board of Directors through the date of our 2023 annual meeting, when he retired. As of May 31, 2023, KSA and its affiliates are no longer related parties. The table above consequently does not reflect any payments to or from KSA and its affiliates after that date.

Note 9. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023

Accrual for payroll, benefits and bonuses	$4,790	$5,684
Accrued automobile and workers’ compensation claims	6,351	5,804
Accrued medical claims	1,303	997
Accrued taxes	1,740	2,453
Other	1,308	1,212
Total other current liabilities	$15,492	$16,150

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

Pursuant to the terms of the Credit Agreement, we are required to maintain compliance with the following financial covenants as of the end of each fiscal quarter and on a pro forma basis, after giving effect to any borrowings (in each case commencing with the fiscal quarter ending December 31, 2022): (i) the Consolidated Total Leverage Ratio shall not be greater than 2.50 to 1.00; (ii) the Asset Coverage Ratio shall not be less than 2.00 to 1.00; and (iii) the Consolidated Fixed Charge Coverage Ratio shall not be less than 1.25 to 1.00. Each of such ratios is calculated as outlined in the Credit Agreement and subject to certain exclusions and qualifications described therein.

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

At March 31, 2024, we had $19.3 million outstanding under the Term Loan at a weighted average interest rate of 7.67 percent, and $13.0 million of letters of credit outstanding at a fee of 2.50 percent. No amounts were outstanding under the Revolving Credit Facility.

The following table presents the scheduled maturities of principal amounts of our debt obligations at March 31, 2024 for the next five years, and in total thereafter (in thousands):

Remainder of 2024	$1,875
2025	2,500
2026	2,500
2027	12,375
Total debt maturities	$19,250

At March 31, 2024, we were in compliance with all covenants under the Credit Agreement.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through March 31, 2024, a total of 39,115 shares remained available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Compensation expense	$307	$283

At March 31, 2024 and December 31, 2023, we had $0.1 million and $0.1 million, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP or as inducement awards.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2024	58,587	$41.16
Granted (2)	53,266	$29.96
Vested	(19,334)	$41.98
Forfeited	(1,459)	$39.11
Restricted stock unit awards at March 31, 2024	91,060	$34.47
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during the first three months of 2024 was $1.6 million based on grant date market prices of our common shares ranging from $24.51 to $30.03 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $1.9 million at March 31, 2024. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.8 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2024	17,424	$31.03
Granted (2)	29,546	$30.01
Vested	(6,318)	$29.70
Forfeited	(125)	$30.99
Performance share unit awards at March 31, 2024	40,527	$30.49
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during the first three months of 2024 was $0.9 million based on grant date market prices of our common shares ranging from $24.58 to $30.03 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $1.0 million at March 31, 2024. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.7 years.

Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Cash paid for interest	$765	$636
Cash paid for federal and state income taxes	800	2

Non-cash transactions:
Change in accounts payable related to property and equipment additions	—	52
Property and equipment acquired under finance leases	—	9,007

See Note 13 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$1,874	$1,774
Interest on lease liabilities	343	238
Operating lease cost	856	878
Short-term lease cost	3,475	3,698
Variable lease cost	21	5
Total lease expense	$6,569	$6,593

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$800	$777
Operating cash flows from finance leases (1)	343	224
Financing cash flows from finance leases	1,553	1,576

ROU assets obtained in exchange for new lease liabilities:
Finance leases	—	9,007
Operating leases	296	401
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Weighted-average remaining lease term (years):
Finance leases	3.36	3.89
Operating leases	2.80	3.32

Weighted-average discount rate:
Finance leases	5.6%	4.6%
Operating leases	4.5%	4.1%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023
Assets
Finance lease ROU assets (1)	$23,039	$24,681
Operating lease ROU assets	5,385	5,832

Liabilities
Current
Finance lease liabilities	6,251	6,206
Operating lease liabilities	2,508	2,829
Noncurrent
Finance lease liabilities	18,087	19,685
Operating lease liabilities	2,883	3,006
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at March 31, 2024 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2024	$5,568	$2,311
2025	7,284	1,395
2026	5,615	1,136
2027	6,047	615
2028	2,785	219
Thereafter	—	19
Total lease payments	27,299	5,695
Less: Interest	(2,961)	(304)
Present value of lease liabilities	24,338	5,391
Less: Current portion of lease obligation	(6,251)	(2,508)
Total long-term lease obligation	$18,087	$2,883

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2023 (in thousands):

	Finance	Operating
	Lease	Lease

2024	$7,463	$3,009
2025	7,284	1,273
2026	5,615	1,047
2027	6,047	602
2028	2,789	219
Thereafter	—	18
Total lease payments	29,198	6,168
Less: Interest	(3,307)	(333)
Present value of lease liabilities	25,891	5,835
Less: Current portion of lease obligation	(6,206)	(2,829)
Total long-term lease obligation	$19,685	$3,006

Note 14. Commitments and Contingencies

Insurance

We have accrued liabilities for estimated workers’ compensation and other casualty claims incurred based upon claim reserves plus an estimate for loss development and incurred but not reported claims. We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability, with a self-insurance retention of $1.0 million. On October 1, 2023, the self-insurance retention was increased to $1.5 million for the auto policy. Insurance is purchased over our retention to reduce our exposure to catastrophic events. Estimates are recorded for potential and incurred outstanding liabilities for workers’ compensation, auto and general liability claims and claims that are incurred but not reported. Estimates are based on adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. We have also engaged a third-party actuary to perform a review of our accrued liability for these claims as well as potential funded losses in our captive insurance company. Insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices and the selection of estimated loss among estimates derived using different methods. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

Since October 2020, we have elected to utilize a wholly owned insurance captive to insure the self-insured retention for our workers’ compensation, general liability and automobile liability insurance programs. All accrued liabilities associated with periods from October 2017 through current were transferred to the captive.

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023

Accrued automobile and workers’ compensation claims	$6,351	$5,804
Accrued medical claims	1,303	997

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as filed on March 13, 2024 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2023 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

Adams Resources & Energy, Inc., a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, and terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). In addition, we conduct tank truck transportation of liquid chemicals, pressurized gases, asphalt and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with sixteen terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

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

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change (1)

Revenues	$623,824	$608,476	3%
Operating earnings (2)	6,654	1,907	249%
Depreciation and amortization	1,579	2,075	(24%)
Driver compensation	3,495	5,008	(30%)
Insurance	1,296	1,786	(27%)
Fuel	1,953	2,859	(32%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory liquidation gains of $1.8 million and inventory valuation losses of $1.0 million for the three months ended March 31, 2024 and 2023, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Field level purchase volumes – per day (1)
Crude oil – barrels	64,634	94,030

Average purchase price
Crude oil – per barrel	$75.35	$73.27
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.

Crude oil marketing revenues increased by $15.3 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $289.1 million, partially offset by lower overall crude oil volumes, which decreased revenues by approximately $273.7 million. The average crude oil price received was $73.27 per barrel during the three months ended March 31, 2023, which increased to $75.35 per barrel during the three months ended March 31, 2024. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The increase in the market price of crude oil during the 2024 period as compared to the 2023 period was primarily due to continued uncertainty in the Chinese economy and concern over economic recession, which caused crude oil prices to fluctuate. During late 2023, OPEC oil production cuts and U.S. inventory draws from the Mid-Continent and Gulf Coast resulted in an increase in crude oil prices that continued into the beginning of 2024.

Crude oil volumes also decreased due to the expiration on October 31, 2023 and non-renewal of our five year purchase contract in North Texas and South Central Oklahoma (the “Red River area”). In October 2018, we acquired a trucking company operating in the Red River area, and subsequently entered into a new revenue agreement at that time. During the five year period, volumes handled in the Red River area ranged from an average of 25,000 to 28,000 barrels per day. The purchase price for Red River area volumes was based on a contractual price for volumes in North Texas and Oklahoma, which had been slightly lower than the purchase price for legacy volumes. The expiration of this contract has resulted in a decrease in the average crude oil volumes for the crude oil marketing segment beginning in November 2023, which has also resulted in lower revenues.

Driver compensation decreased by $1.5 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower volumes transported in the 2024 period and a decrease in the overall driver count, both of which were due to the expiration of the Red River contract.

Insurance costs decreased by $0.5 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to a decrease in the overall driver count in the 2024 period. Fuel costs also decreased by $0.9 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to a lower overall driver count and lower crude oil volumes in the 2024 period.

Depreciation and amortization decreased by $0.5 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2023 and 2024. In connection with the expiration of the Red River contract, we sold 36 tractors and 65 trailers during the fourth quarter of 2023, and also transferred tractors and trailers to other areas of our businesses.

Our crude oil marketing operating earnings increased by $4.7 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily as a result of inventory valuation changes (as shown in the table below), an increase in the average market price of crude oil in the 2024 period and lower driver compensation, insurance costs and fuel costs resulting from the expiration of the Red River contract, partially offset by lower crude oil volumes in the 2024 period.

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

Crude oil marketing operating earnings can be affected by the valuations of our forward month derivative instruments. These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts to as part of a strategy to protect crude oil inventory value from market price fluctuations. The valuation of derivative instruments at period end requires the recognition of non-cash “mark-to-market” gains and losses. We had no forward month derivative instruments outstanding during the three months ended March 31, 2024.

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance by removing the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

As reported segment operating earnings	$6,654	$1,907
Add (subtract):
Inventory liquidation gains	(1,753)	—
Inventory valuation losses	—	1,017
Derivative valuation gains	—	(486)
Field level operating earnings (1)	$4,901	$2,438
_______________
(1)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to higher revenues resulting from higher crude oil prices in the 2024 period and lower operating costs related to the expiration of the Red River contract, partially offset by lower crude oil volumes in the 2024 period.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	March 31, 2024		December 31, 2023
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	329,287	$81.96	267,731	$72.35

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2023 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings, selected costs and operating data were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change (1)

Revenues	$23,231	$26,445	(12%)
Operating earnings	$213	$901	(76%)
Depreciation and amortization	$2,868	$3,131	(8%)
Driver commissions and wages	$3,366	$3,727	(10%)
Insurance	$2,157	$2,180	(1%)
Fuel	$2,840	$2,678	6%
Maintenance expense	$1,408	$1,387	2%
Mileage (000s)	6,287	6,552	(4%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Total transportation revenue	$23,231	$26,445
Diesel fuel cost	(2,840)	(2,678)
Revenues, net of fuel costs (1)	$20,391	$23,767
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Transportation revenues decreased by $3.2 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Transportation revenues, net of fuel costs, decreased by $3.4 million during the three months ended March 31, 2024, as compared to the prior year period. These decreases in transportation revenues were primarily due to a decrease in volumes and decreased transportation rates during the 2024 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation. Softening of customer demand led us to close two terminals in late 2023, in Pittsburgh, Pennsylvania and in Atlanta, Georgia, and a third terminal in St. Rose, Louisiana, during the first quarter of 2024, with drivers being reassigned to nearby terminals, bringing our total to sixteen terminals in ten states at the end of March 2024.

Driver commissions decreased by $0.4 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a decrease in the overall driver count and lower mileage during the 2024 period, partially offset by an increase in driver pay in July 2023.

Fuel costs increased by $0.2 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily as a result of an increase in the price of fuel, partially offset by a lower overall driver count and lower miles traveled during the 2024 period. Insurance costs in the three months ended March 31, 2024 were consistent with the same period in 2023, primarily due to a lower overall driver count, offset by slightly higher insurance premiums during the 2024 period. Maintenance expense in the three months ended March 31, 2024 was consistent with the same period in 2023, primarily due to lower repairs and maintenance on tractors and trailers in our fleet, offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense decreased by $0.3 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our transportation operating earnings decreased by $0.7 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower revenues as a result of lower volumes, decreased transportation rates and higher fuel costs, partially offset by certain lower operating costs and lower depreciation and amortization expense.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change (1)

Segment revenues (2)	$926	$809	14%
Less: Intersegment revenues (2)	(922)	(809)	14%
Revenues	$4	$—	—%

Operating losses	(963)	(1,201)	(20%)
Depreciation and amortization	270	263	3%
Insurance	212	217	(2%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended
	March 31,
	2024	2023

Pipeline throughput	11,256	10,088
Terminalling	11,544	10,395

Pipeline and storage revenues in the three months ended March 31, 2024 were consistent with the three months ended March 31, 2023 after eliminating intersegment revenue. During each of the three months ended March 31, 2024 and 2023, almost all pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper. Pipeline and storage revenues earned from GulfMark are eliminated in consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations. Prior to elimination, pipeline and storage revenues from GulfMark increased by $0.1 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to higher volumes transported by GulfMark during the current period.

We are currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to place the assets into commercial service during the second half of 2024, when the other party completes construction on their section of the line. In addition, we are exploring new connections with other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Our pipeline and storage operating losses during the three months ended March 31, 2024 decreased $0.2 million as compared to the three months ended March 31, 2023, primarily due to lower operating materials and supplies and outside service costs in the 2024 period.

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating (losses) earnings and selected costs were as follows for the period indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change (1)

Revenues - Firebird	$7,434	$7,087	5%
Revenues - Phoenix	6,557	8,154	(20%)
Revenues	$13,991	$15,241	(8%)

Operating (losses) earnings	(1,484)	535	(377%)
Depreciation and amortization	1,638	1,581	4%
Driver commissions	2,489	2,045	22%
Insurance	700	568	23%
Fuel	989	994	(1%)
Maintenance expense	494	509	(3%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our logistics and repurposing segment consists of Firebird Bulk Carriers, Inc. (“Firebird”), which transports crude oil, condensate, fuels, oils and other petroleum products, largely in the Eagle Ford basin, and Phoenix Oil, Inc. (“Phoenix”), which repurposes and finds beneficial uses for off-specification fuels, lubricants, crude oil and other chemicals from producers in the United States. Revenues earned from Firebird operations during the three months ended March 31, 2024 increased by approximately $0.3 million as compared to the three months ended March 31, 2023, primarily due to an increase in transportation rates and volumes transported in the current period. We have been working with our transportation customers to increase transportation rates. Revenues earned from Phoenix operations during the three months ended March 31, 2024 decreased by approximately $1.6 million as compared to the three months ended March 31, 2023, primarily due to lower volumes and activity.

Driver commissions increased by $0.4 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase in the overall driver count in the current period. Fuel costs in the three months ended March 31, 2024 were consistent with the same period in 2023, primarily due to a higher overall driver count offset by lower miles traveled. Insurance costs increased by $0.1 million during the three months ended March 31, 2024, primarily due to an increase in insurance premiums during the current period. Maintenance expense in the three months ended March 31, 2024 was consistent with the same period in 2023 primarily due to lower maintenance costs as a result of newer tractors in the fleet, offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense increased by $0.1 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023.

Our logistics and repurposing segment operating (losses) earnings decreased by $2.0 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower revenues from Phoenix operations and an increase in certain operating costs during the current period.

General and Administrative Expense

General and administrative expense in the three months ended March 31, 2024 was consistent with the same period in 2023. The 2024 period includes higher outside service costs, audit fees and legal fees, offset by lower insurance costs, tax preparation fees, director fees due to the retirement of a director in May 2023 and banking fees primarily related to outstanding letters of credit.

Interest Expense

Interest expense increased by $0.1 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to higher interest expense as a result of higher amounts outstanding under finance lease obligations (see Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$36,603	$33,256
Working capital	17,255	21,684

Our cash balance at March 31, 2024 increased by 10 percent from December 31, 2023, as discussed further below.

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

The Term Loan amortizes on a 10-year schedule with quarterly payments beginning December 31, 2022, and matures October 27, 2027. Proceeds of the Term Loan were used, together with additional cash on hand, to fund the repurchase of shares from KSA Industries, Inc. (“KSA”) and certain of its affiliates on October 31, 2022. The Term Loan bears interest at the SOFR loan rate plus the applicable margin for SOFR loans.

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

At March 31, 2024, we were in compliance with all covenants under the Credit Agreement.

At March 31, 2024, we had $19.3 million of borrowings outstanding under the Credit Agreement, representing the remaining principal balance of the Term Loan, at a weighted average interest rate of 7.67 percent. We also had $13.0 million of letters of credit issued under the Credit Agreement at a fee of 2.50 percent per annum. No amounts were outstanding under the revolving credit facility. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), in which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement which was declared effective in January 2021. In December 2023, we filed a new registration statement which replaced our prior shelf registration statement and restored the aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The registration statement was declared effective on January 5, 2024. The total number of shares of common stock to be sold, if any, and the price at which the shares will be sold will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the three months ended March 31, 2024, no shares were sold under the ATM Agreement, and the full capacity of the ATM Agreement remains unsold.

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

The most significant item affecting future increases or decreases in liquidity is earnings from operations, and these earnings are dependent on the success of future operations. See “Part I, Item 1A. Risk Factors” in our 2023 Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Cash provided by (used in):
Operating activities	$13,063	$23,707
Investing activities	(5,190)	(1,459)
Financing activities	(4,852)	(2,333)

Operating activities. Net cash flows provided by operating activities for the three months ended March 31, 2024 decreased by $10.6 million as compared to the same period in 2023. The decrease in net cash flows provided by operating activities was primarily due to changes in our working capital accounts. Early payments made to suppliers increased by approximately $1.8 million in the 2024 period, while early payments received from customers decreased by approximately $6.1 million in the 2024 period. Crude oil inventory increased by $7.5 million at March 31, 2024, primarily due to an increase in the price of our crude oil inventory, which increased from $72.35 per barrel at December 31, 2023 to $81.96 per barrel at March 31, 2024, and an increase of 23.0 percent in the number of barrels held in inventory.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2024	2023

Early payments received	$26,762	$32,850
Prepayments to suppliers	6,297	4,546

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. The timing of payments and receipts of these early pays received and paid can have a significant impact on our cash balance.

Investing activities. Net cash flows used in investing activities for the three months ended March 31, 2024 increased by $3.7 million as compared to the same period in 2023. This increase was due to an increase of $4.3 million in capital spending for property and equipment (see following table), partially offset by an increase of $0.5 million in cash proceeds from the sales of assets in the current period.

Capital spending by reporting segment was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Crude oil marketing (1)	$2,944	$275
Transportation (2)	2,923	167
Pipeline and storage (3)	85	971
Logistics and repurposing (4)	200	460
Other (5)	—	27
Capital spending	$6,152	$1,900
_______________
(1)2024 amount relates to the purchase of eight tractors and various field equipment, and the 2023 amount relates to the purchase of various field equipment.
(2)2024 amount relates to the purchase of nine tractors, thirteen trailers and various field equipment, and the 2023 amount relates to the purchase of various field equipment.
(3)2024 amount relates to the purchase of various field equipment, and the 2023 amount relates to spending for the construction of a pipeline connection.
(4)2024 amount primarily relates to the spending for the construction on the Dayton project, and the 2023 amount relates to the purchase of two tractors and various field equipment.
(5)2023 amount relates to the purchase of computer equipment.

Financing activities. Net cash used in financing activities was $4.9 million for the three months ended March 31, 2024 as compared to $2.3 million for the three months ended March 31, 2023. The change in net cash flows from financing activities of $2.5 million was primarily due to the following cash outflows and inflows:

•an increase in the 2024 period in net repayments under our Credit Agreement. During the three months ended March 31, 2024, we made principal payments of $2.6 million on the Term Loan, while during the three months ended March 31, 2023, we made principal payments of $0.6 million on the Term Loan. During the three months ended March 31, 2023, we borrowed and repaid $18.0 million under the revolving credit facility. Borrowings were primarily used for working capital purposes. We had no borrowings or repayments under the revolving credit facility in 2024;
•consistent principal repayments of $1.6 million in the 2024 and 2023 periods for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations);
•a decrease of $0.5 million in the 2024 period in net proceeds from the sale of common shares under the ATM program. During the three months ended March 31, 2024, no shares were sold under the ATM Program, while during the three months ended March 31, 2023, we received net proceeds of approximately $0.5 million from the sale of 14,680 of our common shares; and
•consistent payments in the 2024 and 2023 periods for cash dividends paid on our common shares. During each of the three months ended March 31, 2024 and 2023, we paid cash dividends of $0.24 per common share, or totals of $0.7 million and $0.7 million, respectively.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at March 31, 2024 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$23,964	$3,889	$7,202	$12,873	$—
Finance lease obligations (2)	27,299	7,424	12,147	7,728	—
Operating lease obligations (3)	5,695	2,675	2,384	636	—
Purchase obligations (4)	4,818	4,818	—	—	—
Total contractual obligations	$61,776	$18,806	$21,733	$21,237	$—
_______________
(1)Represents scheduled future maturities for amounts due under the Term Loan under our Credit Agreement plus estimated cash payments for interest. Interest payments are based upon the principal amount of the amount outstanding and the applicable interest rate at March 31, 2024. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase 25 new tractors in our transportation business, two new tractors in our crude oil marketing business and two new trailers in our logistics and repurposing segment.

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

Transactions with Affiliates

For more information regarding transactions with our affiliates during the three months ended March 31, 2024 and 2023, see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Use of Estimates

A discussion of our critical accounting policies and estimates is included in our 2023 Form 10-K. Certain of these accounting policies require the use of estimates. There have been no material changes to our accounting policies since the disclosures provided in our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no other material changes to our “Quantitative and Qualitative Disclosures about Market Risk” that have occurred since the disclosures provided in our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2023 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2023 Form 10-K or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 1, 2022).
10.1+*	Form of Employee Performance Share Unit Award Agreement for 2024 Awards under the Adams Resources & Energy, Inc. 2018 Long-Term Incentive Plan, as amended.
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.
+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	May 8, 2024	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)