Form 10-Q
period 2024-06-30
ADAMS RESOURCES & ENERGY, INC.
filed 2024-08-07
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 2,567,700 shares of Common Stock were outstanding at August 1, 2024.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$38,512	$33,256
Restricted cash	11,124	11,990
Accounts receivable, net of allowance for credit
losses of $42 and $117, respectively	171,735	164,295
Inventory	19,895	19,827
Income tax receivable	109	—
Prepayments and other current assets	3,328	3,103
Total current assets	244,703	232,471
Property and equipment, net	100,426	105,065
Operating lease right-of-use assets, net	4,702	5,832
Intangible assets, net	7,144	7,985
Goodwill	6,673	6,673
Other assets	3,061	3,308
Total assets	$366,709	$361,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,833	$183,102
Current portion of finance lease obligations	6,075	6,206
Current portion of operating lease liabilities	2,096	2,829
Current portion of long-term debt	2,500	2,500
Other current liabilities	16,484	16,150
Total current liabilities	230,988	210,787
Other long-term liabilities:
Long-term debt	13,125	19,375
Asset retirement obligations	2,545	2,514
Finance lease obligations	16,567	19,685
Operating lease liabilities	2,617	3,006
Deferred taxes and other liabilities	11,637	13,251
Total liabilities	277,479	268,618

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 2,567,700 and 2,547,154 shares outstanding, respectively	255	253
Contributed capital	22,330	21,802
Retained earnings	66,645	70,661
Total shareholders’ equity	89,230	92,716
Total liabilities and shareholders’ equity	$366,709	$361,334
See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Marketing	$682,825	$585,272	$1,306,649	$1,193,748
Transportation	22,756	24,452	45,987	50,897
Pipeline and storage	20	249	24	249
Logistics and repurposing	12,892	14,793	26,883	30,034
Total revenues	718,493	624,766	1,379,543	1,274,928

Costs and expenses:
Marketing	675,809	579,753	1,291,400	1,184,247
Transportation	19,356	20,260	39,506	42,673
Pipeline and storage	942	753	1,639	1,691
Logistics and repurposing	14,187	13,202	28,024	26,327
General and administrative	4,454	1,715	9,235	6,487
Depreciation and amortization	6,180	7,303	12,535	14,353
Total costs and expenses	720,928	622,986	1,382,339	1,275,778

Operating (losses) earnings	(2,435)	1,780	(2,796)	(850)

Other income (expense):
Interest and other income	573	570	1,134	774
Interest expense	(671)	(802)	(1,464)	(1,498)
Total other income (expense), net	(98)	(232)	(330)	(724)

(Losses) Earnings before income taxes	(2,533)	1,548	(3,126)	(1,574)
Income tax benefit (provision)	304	(721)	399	402

Net (losses) earnings	$(2,229)	$827	$(2,727)	$(1,172)

(Losses) Earnings per share:
Basic net (losses) earnings per common share	$(0.87)	$0.33	$(1.06)	$(0.46)
Diluted net (losses) earnings per common share	$(0.87)	$0.32	$(1.06)	$(0.46)

Dividends per common share	$0.24	$0.24	$0.48	$0.48

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net losses	$(2,727)	$(1,172)
Adjustments to reconcile net losses to net cash provided by
(used in) operating activities:
Depreciation and amortization	12,535	14,353
Gains on sales of property	(855)	(766)
Provision for credit losses	(75)	(10)
Stock-based compensation expense	758	655
Change in contingent consideration liability	—	(2,566)
Deferred income taxes	(1,623)	(770)
Net change in fair value contracts	—	(300)
Changes in assets and liabilities:
Accounts receivable	(7,365)	30,616
Accounts receivable/payable, affiliates	—	(31)
Inventories	(68)	396
Income tax receivable	(109)	(469)
Prepayments and other current assets	(225)	510
Accounts payable	20,672	(41,606)
Accrued liabilities	393	(2,564)
Other	67	116
Net cash provided by (used in) operating activities	21,378	(3,608)

Investing activities:
Property and equipment additions	(8,510)	(5,908)
Proceeds from property sales	2,310	1,444
Net cash used in investing activities	(6,200)	(4,464)

Financing activities:
Borrowings under Credit Agreement	—	38,000
Repayments under Credit Agreement	(6,250)	(39,250)
Principal repayments of finance lease obligations	(3,249)	(3,247)
Net proceeds from sale of equity	—	549
Dividends paid on common stock	(1,289)	(1,289)
Net cash used in financing activities	(10,788)	(5,237)

Increase (Decrease) in cash and cash equivalents, including restricted cash	4,390	(13,309)
Cash and cash equivalents, including restricted cash, at beginning of period	45,246	31,067
Cash and cash equivalents, including restricted cash, at end of period	$49,636	$17,758

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2024	$253	$21,802	$70,661	$92,716
Net losses	—	—	(498)	(498)
Stock-based compensation expense	—	307	—	307
Vesting of restricted awards	3	(3)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	(1)	(227)	—	(228)
Dividends declared:
Common stock, $0.24/share	—	—	(615)	(615)
Awards under LTIP, $0.24/share	—	—	(28)	(28)
Balance, March 31, 2024	255	21,879	69,520	91,654
Net losses	—	—	(2,229)	(2,229)
Stock-based compensation expense	—	451	—	451
Dividends declared:
Common stock, $0.24/share	—	—	(615)	(615)
Awards under LTIP, $0.24/share	—	—	(31)	(31)
Balance, June 30, 2024	$255	$22,330	$66,645	$89,230

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2023	$248	$19,965	$72,964	$93,177
Net losses	—	—	(1,999)	(1,999)
Stock-based compensation expense	—	283	—	283
Vesting of restricted awards	3	(3)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	—	(222)	—	(222)
Shares sold under at-the-market offering
program	1	548	—	549
Dividends declared:
Common stock, $0.24/share	—	—	(608)	(608)
Awards under LTIP, $0.24/share	—	—	(25)	(25)
Balance, March 31, 2023	252	20,571	70,332	91,155
Net earnings	—	—	827	827
Stock-based compensation expense	—	372	—	372
Dividends declared:
Common stock, $0.24/share	—	—	(608)	(608)
Awards under LTIP, $0.24/share	—	—	(25)	(25)
Balance, June 30, 2023	$252	$20,943	$70,526	$91,721

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

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results expected for the full year of 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC on March 13, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$38,512	$33,256
Restricted cash:
Collateral for outstanding letters of credit (1)	112	111
Captive insurance subsidiary (2)	11,012	11,879
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$49,636	$45,246
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

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2024	2,547,154
Vesting of restricted stock unit awards (see Note 11)	19,334
Vesting of performance share unit awards (see Note 11)	6,318
Shares withheld to cover taxes upon vesting of equity awards	(6,157)
Balance, March 31, 2024	2,566,649
Vesting of restricted stock unit awards (see Note 11)	924
Vesting of performance share unit awards (see Note 11)	127
Balance, June 30, 2024	2,567,700

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted (losses) earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Losses) Earnings per share — numerator:
Net (losses) earnings	$(2,229)	$827	$(2,727)	$(1,172)

Denominator:
Basic weighted average number of shares outstanding	2,567	2,535	2,561	2,526

Basic net (losses) earnings per share	$(0.87)	$0.33	$(1.06)	$(0.46)

Diluted (losses) earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	2,567	2,535	2,561	2,526
Restricted stock unit awards (1)	—	14	—	—
Performance share unit awards (1) (2)	—	12	—	—
Total diluted shares	2,567	2,561	2,561	2,526

Diluted net (losses) earnings per share	$(0.87)	$0.32	$(1.06)	$(0.46)
_______________
(1)For the three and six months ended June 30, 2024 and for the six months ended June 30, 2023, the effect of the restricted stock unit awards and the performance share unit awards on losses per share was anti-dilutive.
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

In accordance with U.S. GAAP for interim reporting, we have historically estimated our full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. We have determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, this historical method would not provide reliable results for the three months ended June 30, 2024. Therefore, a discrete year-to-date method of reporting was used for the three months ended June 30, 2024. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

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

Stock-Based Compensation

We measure all share-based payment awards, including the issuance of restricted stock unit awards and performance share unit awards to employees and board members, using a fair-value based method. The cost of services received from employees and non-employee board members in exchange for awards of equity instruments is recognized in the condensed consolidated statements of operations based on the estimated fair value of those awards on the grant date and is amortized on a straight-line basis over the requisite service period. The fair value of restricted stock unit awards and performance share unit awards is based on the closing price of our common stock on the grant date. We account for forfeitures as they occur. See Note 11 for additional information regarding our 2018 LTIP.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation
The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Crude oil marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$665,865	$580,636	$1,277,807	$1,168,725
Services transferred over time	6	292	31	336
Total revenues from contracts with customers	665,871	580,928	1,277,838	1,169,061
Other (1)	16,954	4,344	28,811	24,687
Total crude oil marketing revenue	$682,825	$585,272	$1,306,649	$1,193,748

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	22,756	24,452	45,987	50,897
Total revenues from contracts with customers	22,756	24,452	45,987	50,897
Other	—	—	—	—
Total transportation revenue	$22,756	$24,452	$45,987	$50,897

Pipeline and storage: (2)
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	20	249	24	249
Total revenues from contracts with customers	20	249	24	249
Other	—	—	—	—
Total pipeline and storage revenue	$20	$249	$24	$249

Logistics and repurposing:
Revenue from contracts with customers:
Goods transferred at a point in time	$6,626	$9,009	$13,183	$17,163
Services transferred over time	6,266	5,784	13,700	12,871
Total revenues from contracts with customers	12,892	14,793	26,883	30,034
Other	—	—	—	—
Total logistics and repurposing revenue	$12,892	$14,793	$26,883	$30,034

Subtotal:
Total revenues from contracts with customers	$701,539	$620,422	$1,350,732	$1,250,241
Total other (1)	16,954	4,344	28,811	24,687
Total consolidated revenues	$718,493	$624,766	$1,379,543	$1,274,928
________________________
(1)Other crude oil marketing revenues are recognized under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.
(2)Substantially all pipeline and storage revenue earned during the three and six months ended June 30, 2024 and 2023, was from an affiliated shipper, GulfMark Energy, Inc. (“GulfMark”), our subsidiary, and eliminated in consolidation.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue gross-up	$61,988	$240,969	$122,158	$527,671

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023

Insurance premiums	$770	$798
Rents, licenses and other	2,558	2,305
Total prepayments and other current assets	$3,328	$3,103

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2024	2023

Tractors and trailers	5 – 6	$117,721	$119,265
Field equipment	2 – 5	25,094	25,024
Finance lease ROU assets (1)	3 – 6	35,039	35,724
Pipeline and related facilities	20 – 25	20,522	20,397
Linefill and base gas (2)	N/A	3,960	3,922
Buildings	5 – 39	17,066	17,089
Office equipment	2 – 5	3,000	3,000
Land	N/A	4,163	4,163
Construction in progress	N/A	4,508	3,385
Total		231,073	231,969
Less accumulated depreciation and amortization		(130,647)	(126,904)
Property and equipment, net		$100,426	$105,065
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers and a tank storage and throughput arrangement (see Note 13 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $13.9 million and $11.0 million at June 30, 2024 and December 31, 2023, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Depreciation and amortization, excluding amounts under finance leases	$3,967	$4,913	$8,026	$9,737
Amortization of property and equipment under finance leases	1,794	1,933	3,668	3,708
Amortization of intangible assets	419	457	841	908
Total depreciation and amortization	$6,180	$7,303	$12,535	$14,353

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023

Insurance collateral deposits	$605	$605
State collateral deposits	23	23
Materials and supplies	970	1,050
Debt issuance costs	1,091	1,259
Other	372	371
Total other assets	$3,061	$3,308

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

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repurposing	Other	Total

Three Months Ended June 30, 2024

Segment revenues (1)	$682,833	$22,805	$1,256	$14,088	$—	$720,982
Less: Intersegment revenues (1)	(8)	(49)	(1,236)	(1,196)	—	(2,489)
Revenues	$682,825	$22,756	$20	$12,892	$—	$718,493

Segment operating earnings (losses) (2)	5,561	637	(1,188)	(2,991)	—	2,019
Depreciation and amortization	1,455	2,763	266	1,696	—	6,180
Property and equipment additions (3)	676	(12)	111	1,583	—	2,358

Three Months Ended June 30, 2023

Segment revenues (1)	$585,272	$24,576	$894	$15,780	$—	$626,522
Less: Intersegment revenues (1)	—	(124)	(645)	(987)	—	(1,756)
Revenues	$585,272	$24,452	$249	$14,793	$—	$624,766

Segment operating earnings (losses) (2)	3,351	1,056	(779)	(133)	—	3,495
Depreciation and amortization	2,168	3,136	275	1,724	—	7,303
Property and equipment additions (3)(4)	394	1,171	270	2,088	85	4,008

Six Months Ended June 30, 2024
Segment revenues (2)	$1,306,659	$46,096	$2,182	$29,182	$—	$1,384,119
Less: Intersegment revenues (2)	(10)	(109)	(2,158)	(2,299)	—	(4,576)
Revenues	$1,306,649	$45,987	$24	$26,883	$—	$1,379,543

Segment operating earnings (losses) (3)	12,215	850	(2,151)	(4,475)	—	6,439
Depreciation and amortization	3,034	5,631	536	3,334	—	12,535
Property and equipment additions (4) (5)	3,620	2,911	196	1,783	—	8,510

Six Months Ended June 30, 2023
Segment revenues (2)	$1,193,748	$51,106	$1,703	$32,527	$—	$1,279,084
Less: Intersegment revenues (2)	—	(209)	(1,454)	(2,493)	—	(4,156)
Revenues	$1,193,748	$50,897	$249	$30,034	$—	$1,274,928

Segment operating earnings (losses) (3)	5,258	1,957	(1,980)	402	—	5,637
Depreciation and amortization	4,243	6,267	538	3,305	—	14,353
Property and equipment additions (4)	669	1,338	1,241	2,548	112	5,908
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
(2)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $0.5 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, our crude oil marketing segment’s operating earnings included inventory liquidation gains of $1.3 million and inventory valuation losses of $2.0 million, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the three and six months ended June 30, 2024 and 2023. See Note 13 for further information.
(4)Amounts included in property and equipment additions for Other are additions for computer and other office equipment and a company vehicle at our corporate headquarters, which were not attributed or allocated to any of our reporting segments.

Segment operating earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to (losses) earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Segment operating earnings	$2,019	$3,495	$6,439	$5,637
General and administrative	(4,454)	(1,715)	(9,235)	(6,487)
Operating (losses) earnings	(2,435)	1,780	(2,796)	(850)
Interest and other income	573	570	1,134	774
Interest expense	(671)	(802)	(1,464)	(1,498)
(Losses) earnings before income taxes	$(2,533)	$1,548	$(3,126)	$(1,574)

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023

Reporting segment:
Crude oil marketing	$190,696	$185,285
Transportation	54,798	57,653
Pipeline and storage	25,142	25,027
Logistics and repurposing	41,679	43,258
Cash and other (1)	54,394	50,111
Total assets	$366,709	$361,334
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities. Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Crude oil purchases from affiliate (1)	$5,693	$3,184	$9,144	$4,578
Rentals paid to affiliates of Scott Bosard (2)	144	140	288	280
Billings to KSA and affiliates	—	4	—	9
Rentals paid to an affiliate of KSA	—	95	—	232
Payments to an affiliate of KSA for purchase of vehicles (3)	—	—	—	157
_______________
(1)From time to time, GulfMark purchases crude oil from Endeavor Natural Gas, L.P., of which a member of our Board of Directors is the Managing Partner.
(2)In connection with the acquisition of Firebird and Phoenix on August 12, 2022, we entered into four operating lease agreements for office and terminal locations with entities owned by Scott Bosard, one of the sellers, for periods ranging from two to five years.
(3)Amount paid to West Point Buick GMC was for the purchase of three pickup trucks during the six months ended June 30, 2023, and are net of trade-in values.

Affiliate transactions included direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), an affiliated entity. We lease our corporate office space in a building that was operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA, prior to its December 2023 sale to an unaffiliated entity. In addition, we purchase pickup trucks from West Point Buick GMC, an affiliate of KSA. KSA was our largest shareholder until October 31, 2022, when we repurchased the common stock owned by it. An affiliate of KSA served on our Board of Directors through the date of our 2023 annual meeting, when he retired. As of May 31, 2023, KSA and its affiliates are no longer related parties. The table above consequently does not reflect any payments to or from KSA and its affiliates after that date.

Note 9. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023

Accrual for payroll, benefits and bonuses	$5,917	$5,684
Accrued automobile and workers’ compensation claims	7,321	5,804
Accrued medical claims	1,145	997
Accrued taxes	810	2,453
Other	1,291	1,212
Total other current liabilities	$16,484	$16,150

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

Pursuant to the terms of the Credit Agreement, we are required to maintain compliance with the following financial covenants as of the end of each fiscal quarter and on a pro forma basis, after giving effect to any borrowings: (i) the Consolidated Total Leverage Ratio shall not be greater than 2.50 to 1.00; (ii) the Asset Coverage Ratio shall not be less than 2.00 to 1.00; and (iii) the Consolidated Fixed Charge Coverage Ratio shall not be less than 1.25 to 1.00. Each of such ratios is calculated as outlined in the Credit Agreement and subject to certain exclusions and qualifications described therein.

On August 2, 2023, we entered into Amendment No. 1 (the “First Amendment”) to the Credit Agreement. The First Amendment (i) clarifies our ability to exclude crude oil inventory valuation losses (and, to the extent included in our consolidated net income, inventory liquidation gains) from the calculation of Consolidated EBITDA for purposes of the related financial covenants, (ii) provides for the exclusion of unusual and non-recurring losses and expenses from the calculation of Consolidated EBITDA, not to exceed 10.0 percent of Consolidated EBITDA for the period, and (iii) amends the definition of Consolidated Funded Indebtedness to include letters of credit and banker’s acceptances only to the extent such letters of credit or banker’s acceptances have been drawn, for purposes of the Consolidated Total Leverage Ratio calculation in the Credit Agreement. The First Amendment applies to our fiscal period ending June 30, 2023 and thereafter.

At June 30, 2024, we had $15.6 million outstanding under the Term Loan at a weighted average interest rate of 7.67 percent, and $10.0 million of letters of credit outstanding at a fee of 2.25 percent. No amounts were outstanding under the Revolving Credit Facility.

The following table presents the scheduled maturities of principal amounts of our debt obligations at June 30, 2024 for the next five years, and in total thereafter (in thousands):

Remainder of 2024	$1,250
2025	2,500
2026	2,500
2027	9,375
Total debt maturities	$15,625

At June 30, 2024, we were in compliance with all covenants under the Credit Agreement.

See Note 15 for information relating to a second amendment to the Credit Agreement.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through June 30, 2024, a total of 40,958 shares remained available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Compensation expense	$451	$372	$758	$655

At June 30, 2024 and December 31, 2023, we had $0.1 million and $0.1 million, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP or as inducement awards.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2024	58,587	$41.16
Granted (2)	53,266	$29.96
Vested	(20,258)	$41.68
Forfeited	(2,667)	$37.33
Restricted stock unit awards at June 30, 2024	88,928	$34.45
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during the first six months of 2024 was $1.6 million based on grant date market prices of our common shares ranging from $24.51 to $30.03 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $1.5 million at June 30, 2024. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.6 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2024	17,424	$31.03
Granted (2)	29,546	$30.01
Vested	(6,445)	$29.72
Forfeited	(293)	$30.44
Performance share unit awards at June 30, 2024	40,232	$30.50
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during the first six months of 2024 was $0.9 million based on grant date market prices of our common shares ranging from $24.58 to $30.03 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.9 million at June 30, 2024. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.5 years.

Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023

Cash paid for interest	$1,336	$1,656
Cash paid for federal and state income taxes	2,848	2,467

Non-cash transactions:
Change in accounts payable related to property and equipment additions	—	52
Property and equipment acquired under finance leases	—	13,917

See Note 13 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$1,794	$1,933	$3,668	$3,707
Interest on lease liabilities	315	308	657	546
Operating lease cost	871	914	1,727	1,793
Short-term lease cost	3,489	3,440	6,964	7,138
Variable lease cost	36	6	57	11
Total lease expense	$6,505	$6,601	$13,073	$13,195

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,600	$1,576
Operating cash flows from finance leases (1)	673	515
Financing cash flows from finance leases	3,249	3,247

ROU assets obtained in exchange for new lease liabilities:
Finance leases	—	13,917
Operating leases	364	501
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
Weighted-average remaining lease term (years):
Finance leases	3.15	3.67
Operating leases	2.74	3.17

Weighted-average discount rate:
Finance leases	5.6%	5.0%
Operating leases	4.5%	4.1%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023
Assets
Finance lease ROU assets (1)	$21,151	$24,681
Operating lease ROU assets	4,702	5,832

Liabilities
Current
Finance lease liabilities	6,075	6,206
Operating lease liabilities	2,096	2,829
Noncurrent
Finance lease liabilities	16,567	19,685
Operating lease liabilities	2,617	3,006
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at June 30, 2024 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2024	$3,684	$1,522
2025	7,213	1,414
2026	5,588	1,156
2027	6,000	642
2028	2,785	219
Thereafter	—	19
Total lease payments	25,270	4,972
Less: Interest	(2,628)	(259)
Present value of lease liabilities	22,642	4,713
Less: Current portion of lease obligation	(6,075)	(2,096)
Total long-term lease obligation	$16,567	$2,617

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2023 (in thousands):

	Finance	Operating
	Lease	Lease

2024	$7,463	$3,009
2025	7,284	1,273
2026	5,615	1,047
2027	6,047	602
2028	2,789	219
Thereafter	—	18
Total lease payments	29,198	6,168
Less: Interest	(3,307)	(333)
Present value of lease liabilities	25,891	5,835
Less: Current portion of lease obligation	(6,206)	(2,829)
Total long-term lease obligation	$19,685	$3,006

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023

Accrued automobile and workers’ compensation claims	$7,321	$5,804
Accrued medical claims	1,145	997

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

Note 15. Subsequent Event

On July 16, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. The Second Amendment amends and restates the definitions of the Consolidated Fixed Charge Coverage Ratio and Consolidated Fixed Charges in order (i) to remove the inclusion of Operating Lease Expenses paid in cash from both the numerator and denominator in the calculation of the Consolidated Fixed Charge Coverage Ratio, and (ii) to clarify that only Consolidated Interest Expense paid in cash is included in the denominator of the Consolidated Fixed Charge Coverage Ratio. These amendments apply to the financial covenant calculations for the period ending June 30, 2024 and thereafter.

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

Recent Developments

On July 16, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement (“Credit Agreement”) with Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto. The Second Amendment amends and restates the definitions of the Consolidated Fixed Charge Coverage Ratio and Consolidated Fixed Charges in order (i) to remove the inclusion of Operating Lease Expenses paid in cash from both the numerator and denominator in the calculation of the Consolidated Fixed Charge Coverage Ratio, and (ii) to clarify that only Consolidated Interest Expense paid in cash is included in the denominator of the Consolidated Fixed Charge Coverage Ratio. These amendments apply to the financial covenant calculations for the period ending June 30, 2024 and thereafter. See Note 10 and Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change (1)	2024	2023	Change (1)

Revenues	$682,825	$585,272	17%	$1,306,649	$1,193,748	9%
Operating earnings (2)	5,561	3,351	66%	12,215	5,258	132%
Depreciation and amortization	1,455	2,168	(33%)	3,034	4,243	(28%)
Driver compensation	3,495	5,092	(31%)	6,990	10,100	(31%)
Insurance	1,073	1,816	(41%)	2,369	3,602	(34%)
Fuel	1,747	2,572	(32%)	3,700	5,431	(32%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory valuation losses of $0.5 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, operating earnings included inventory liquidation gains of $1.3 million and inventory valuation losses of $2.0 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Field level purchase volumes – per day (1) (2)
Crude oil – barrels	67,099	92,152	65,866	93,086

Average purchase price
Crude oil – per barrel	$79.56	$70.27	$77.50	$71.78
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.
(2)In October 2023, our five year purchase contract in North Texas and South Central Oklahoma (the “Red River area”) expired and was not renewed, which resulted in a decrease in field level purchase volumes.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023. Crude oil marketing revenues increased by $97.6 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $352.5 million, partially offset by lower overall crude oil volumes, which decreased revenues by approximately $254.9 million. The average crude oil price received was $70.27 per barrel during the three months ended June 30, 2023, which increased to $79.56 per barrel during the three months ended June 30, 2024. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The increase in the market price of crude oil during the 2024 period as compared to the 2023 period was primarily due to OPEC oil production cuts and U.S. inventory draws from the Mid-Continent and Gulf Coast as well as the events in Ukraine and Israel, which have resulted in the volatility in crude oil prices.

Crude oil field level volumes decreased due to the expiration on October 31, 2023 and non-renewal of our five year purchase contract in the Red River area. In October 2018, we acquired a trucking company operating in the Red River area, and subsequently entered into a new revenue agreement at that time. During the five year period, volumes handled in the Red River area ranged from an average of 25,000 to 28,000 barrels per day. The purchase price for Red River area volumes was based on a contractual price for volumes in North Texas and Oklahoma, which had been slightly lower than the purchase price for legacy volumes. The expiration of this contract has resulted in a decrease in the average crude oil volumes for the crude oil marketing segment beginning in November 2023, which has also resulted in lower revenues.

Driver compensation decreased by $1.6 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower volumes transported in the 2024 period and a decrease in the overall driver count, both of which were due to the expiration of the Red River area contract.

Insurance costs decreased by $0.7 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower insurance claims and a decrease in the overall driver count in the 2024 period. Fuel costs also decreased by $0.8 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to a lower overall driver count and lower crude oil volumes in the 2024 period.

Depreciation and amortization decreased by $0.7 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2023 and 2024. In connection with the expiration of the Red River area contract, we sold 36 tractors and 65 trailers during the fourth quarter of 2023, and also transferred tractors and trailers to other areas of our business.

Our crude oil marketing operating earnings increased by $2.2 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily as a result of inventory valuation changes (as shown in the table below), an increase in the average market price of crude oil in the 2024 period and lower driver compensation, insurance costs and fuel costs resulting from the expiration of the Red River area contract, partially offset by lower crude oil volumes in the 2024 period.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023. Crude oil marketing revenues increased by $112.9 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $642.8 million, partially offset by lower overall crude oil volumes, which decreased revenues by approximately $529.9 million. The average crude oil price received was $71.78 per barrel during the six months ended June 30, 2023, which increased to $77.50 per barrel during the six months ended June 30, 2024. The increase in the market price of crude oil and the decrease in crude oil volumes during the 2024 period as compared to the 2023 period are discussed further above.

Driver compensation decreased by $3.1 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower volumes transported in the 2024 period and a decrease in the overall driver count, both of which were due to the expiration of the Red River area contract.

Insurance costs decreased by $1.2 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower insurance claims and a decrease in the overall driver count in the 2024 period. Fuel costs decreased by $1.7 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to a lower overall driver count and lower crude oil volumes in the 2024 period.

Depreciation and amortization expense decreased by $1.2 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2023 and 2024, and the sale or transfer of tractors and trailers as a result of the expiration of the Red River area contract in 2023.

Our crude oil marketing operating earnings increased by $7.0 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily as a result of inventory valuation changes (as shown in the table below), an increase in the average market price of crude oil in the 2024 period and lower driver compensation, insurance costs and fuel costs resulting from the expiration of the Red River area contract, partially offset by lower crude oil volumes in the 2024 period.

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

Crude oil marketing operating earnings can be affected by the valuations of our forward month derivative instruments. These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts as part of a strategy to protect the crude oil inventory value from market price fluctuations. The valuation of derivative instruments at period end requires the recognition of non-cash “mark-to-market” gains and losses. We had no forward month derivative instruments outstanding during the six months ended June 30, 2024.

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance by removing the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

As reported segment operating earnings	$5,561	$3,351	$12,215	$5,258
Add (subtract):
Inventory liquidation gains	—	—	(1,297)	—
Inventory valuation losses	456	951	—	1,968
Derivative valuation losses (gains)	—	187	—	(299)
Field level operating earnings (1)	$6,017	$4,489	$10,918	$6,927
_______________
(1)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three and six months ended June 30, 2024 as compared to the same periods in 2023 primarily due to higher revenues resulting from higher crude oil prices in the 2024 periods and lower operating costs related to the expiration of the Red River area contract, partially offset by lower crude oil volumes in the 2024 periods.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	June 30, 2024		December 31, 2023
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	244,871	$79.80	267,731	$72.35

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2023 Form 10-K.

Transportation

Our transportation segment revenues, operating earnings, selected costs and operating data were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change (1)	2024	2023	Change (1)

Revenues	$22,756	$24,452	(7%)	$45,987	$50,897	(10%)
Operating earnings	$637	$1,056	(40%)	$850	$1,957	(57%)
Depreciation and amortization	$2,763	$3,136	(12%)	$5,631	$6,267	(10%)
Driver commissions and wages	$3,740	$3,569	5%	$7,106	$7,296	(3%)
Insurance	$1,613	$2,246	(28%)	$3,770	$4,426	(15%)
Fuel	$2,564	$2,174	18%	$5,404	$4,852	11%
Maintenance expense	$1,266	$1,258	1%	$2,674	$2,645	1%
Mileage (000s)	6,316	6,296	—%	12,603	12,848	(2%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Total transportation revenue	$22,756	$24,452	$45,987	$50,897
Diesel fuel cost	(2,564)	(2,174)	(5,404)	(4,852)
Revenues, net of fuel costs (1)	$20,192	$22,278	$40,583	$46,045
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023. Transportation revenues decreased by $1.7 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Transportation revenues, net of fuel costs, decreased by $2.1 million during the three months ended June 30, 2024, as compared to the prior year period. These decreases in transportation revenues were primarily due to a decrease in volumes and transportation rates during the 2024 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation. Softening of customer demand led us to close two terminals in late 2023, in Pittsburgh, Pennsylvania and in Atlanta, Georgia, and a third terminal in St. Rose, Louisiana, during the first quarter of 2024, with drivers being reassigned to nearby terminals, bringing our total to sixteen terminals in ten states at the end of June 2024.

Driver commissions increased by $0.2 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in driver pay in July 2023, partially offset by a decrease in the overall driver count, with consistent mileage during the two periods.

Fuel costs increased by $0.4 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily as a result of an increase in the price of fuel, partially offset by a lower overall driver count during the 2024 period. Insurance costs decreased by $0.7 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower insurance claims during the 2024 period and a lower overall driver count. Maintenance expense in the three months ended June 30, 2024 was consistent with the same period in 2023, primarily due to lower repairs and maintenance on tractors and trailers in our fleet, offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense decreased by $0.4 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our transportation operating earnings decreased by $0.4 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower revenues as a result of lower volumes, decreased transportation rates and higher fuel costs, partially offset by certain lower operating costs and lower depreciation and amortization expense.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023. Transportation revenues decreased by $4.9 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Transportation revenues, net of fuel costs, decreased by $5.5 million during the six months ended June 30, 2024, as compared to the prior year period. These decreases in transportation revenues were primarily due to a decrease in volumes and transportation rates during the 2024 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation.

Driver commissions decreased by $0.2 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to a decrease in the overall driver count and lower mileage during the 2024 period, partially offset by an increase in driver pay in July 2023.

Fuel costs increased by $0.6 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily as a result of an increase in the price of fuel, partially offset by a lower overall driver count and lower miles traveled during the 2024 period. Insurance costs decreased by $0.7 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower insurance claims during the 2024 period and a decrease in the overall driver count. Maintenance expense in the six months ended June 30, 2024 was consistent with the same period in 2023, primarily due to lower repairs and maintenance on tractors and trailers in our fleet, partially offset by escalating prices in parts, repairs and maintenance.

Depreciation and amortization expense decreased by $0.6 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our transportation operating earnings decreased by $1.1 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower revenues as a result of lower volumes and transportation rates, partially offset by certain lower operating costs and lower depreciation and amortization expense.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change (1)	2024	2023	Change (1)

Segment revenues (2)	$1,256	$894	40%	$2,182	$1,703	28%
Less: Intersegment revenues (2)	(1,236)	(645)	92%	(2,158)	(1,454)	48%
Revenues	$20	$249	(92%)	$24	$249	(90%)

Operating losses	(1,188)	(779)	53%	(2,151)	(1,980)	9%
Depreciation and amortization	266	275	(3%)	536	538	—%
Insurance	239	217	10%	451	434	4%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Pipeline throughput	13,881	8,560	12,569	9,320
Terminalling	16,660	10,785	14,102	10,591

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023. Pipeline and storage revenues decreased by $0.2 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 after eliminating intersegment revenue. During each of the three months ended June 30, 2024 and 2023, the majority of pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper. Pipeline and storage revenues earned from GulfMark are eliminated in consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations. Prior to elimination, pipeline and storage revenues from GulfMark increased by $0.6 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to higher volumes transported by GulfMark during the current period.

We are currently constructing a new pipeline connection between the VEX Pipeline System and the Max Midstream pipeline system, and we expect to place the assets into commercial service when the other party completes construction on their section of the line. In addition, we are exploring new connections with other pipeline systems, for new crude oil supply opportunities both upstream and downstream of the pipeline, to enhance the crude oil supply and take-away capability of the system.

Our pipeline and storage operating losses during the three months ended June 30, 2024 increased $0.4 million as compared to the 2023 period, primarily due to lower revenues from third party customers, and increases in operating salaries and wages and related personnel costs as well as outside service costs in the 2024 period.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023. Pipeline and storage revenues decreased by $0.2 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 after eliminating intersegment revenue. During each of the six months ended June 30, 2024 and 2023, the majority of pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper. Pipeline and storage revenues from GulfMark increased by $0.7 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to higher volumes transported by GulfMark during the current period.

Our pipeline and storage operating losses during the six months ended June 30, 2024 increased by $0.2 million as compared to the 2023 period, primarily due to lower revenues from third party customers, and increases in operating salaries and wages and related personnel costs, materials and supplies and outside service costs in the 2024 period.

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating (losses) earnings and selected costs were as follows for the period indicated (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change (1)	2024	2023	Change (1)

Revenues - Firebird	$6,266	$5,784	8%	$13,700	$12,871	6%
Revenues - Phoenix	6,626	9,009	(26%)	13,183	17,163	(23%)
Revenues	$12,892	$14,793	(13%)	$26,883	$30,034	(10%)

Operating (losses) earnings	(2,991)	(133)	2,149%	(4,475)	402	(1,213%)
Depreciation and amortization	1,696	1,724	(2%)	3,334	3,305	1%
Driver commissions and wages	2,519	2,098	20%	5,008	4,143	21%
Insurance	2,369	640	270%	3,069	1,208	154%
Fuel	957	836	14%	1,946	1,830	6%
Maintenance expense	470	544	(14%)	964	1,053	(8%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023. Our logistics and repurposing segment consists of Firebird Bulk Carriers, Inc. (“Firebird”), which transports crude oil, condensate, fuels, oils and other petroleum products, largely in the Eagle Ford basin, and Phoenix Oil, Inc. (“Phoenix”), which repurposes and finds beneficial uses for off-specification fuels, lubricants, crude oil and other chemicals from producers in the United States. Revenues earned from Firebird operations during the three months ended June 30, 2024 increased by approximately $0.5 million as compared to the three months ended June 30, 2023, primarily due to an increase in transportation rates and volumes in the current period. We have been working with our transportation customers to increase transportation rates. Revenues earned from Phoenix operations during the three months ended June 30, 2024 decreased by approximately $2.4 million as compared to the three months ended June 30, 2023, primarily due to lower volumes and activity.

Driver commissions increased by $0.4 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to an increase in the overall driver count in the current period. Fuel costs increased by $0.1 million during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to higher fuel costs and a higher overall driver count. Insurance costs increased by $1.7 million during the three months ended June 30, 2024, primarily as a result of insurance claims in the current period. Maintenance expense decreased by $0.1 million during the three months ended June 30, 2024, as compared to the same period in 2023 primarily due to newer tractors in the fleet, partially offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense during the three months ended June 30, 2024 was consistent with the three months ended June 30, 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our logistics and repurposing segment operating losses increased by $2.9 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower revenues from Phoenix operations and an increase in insurance expense and certain other operating costs during the current period.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023. Revenues earned from Firebird operations during the six months ended June 30, 2024 increased by approximately $0.8 million as compared to the six months ended June 30, 2023, primarily due to an increase in transportation rates and volumes in the current period. Revenues earned from Phoenix operations during the six months ended June 30, 2024 decreased by approximately $4.0 million as compared to the six months ended June 30, 2023, primarily due to lower volumes and activity.

Driver commissions increased by $0.9 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to an increase in the overall driver count in the current period. Fuel costs increased by $0.1 million during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to higher fuel costs and a higher overall driver count. Insurance costs increased by $1.9 million during the six months ended June 30, 2024, primarily as a result of insurance claims in the current period. Maintenance expense decreased by $0.1 million during the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to newer tractors in the fleet, partially offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense during the six months ended June 30, 2024 was consistent with the six months ended June 30, 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our logistics and repurposing segment operating earnings decreased by $4.9 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower revenues from Phoenix operations and an increase in insurance expense and certain other operating costs during the current period.

General and Administrative Expense

General and administrative expense increased by $2.7 million during the three months ended June 30, 2024 as compared to the same period in 2023. The 2024 period includes higher salaries and wages and related personnel costs, audit fees, legal fees and tax preparation fees, which were largely offset by lower outside service costs, insurance costs, director fees due to the retirement of a director in May 2023 and banking fees primarily related to outstanding letters of credit. The 2023 period included an adjustment of $2.6 million related to the reduction of the contingent consideration accrual for the Firebird and Phoenix acquisition in 2022, which resulted in the lower general and administrative expenses in the 2023 period.

General and administrative expense increased by $2.7 million during the six months ended June 30, 2024 as compared to the same period in 2023. The 2024 period includes higher salaries and wages and related personnel costs, audit fees and legal fees, which were largely offset by lower outside service costs, insurance costs, tax preparation fees, director fees due to the retirement of a director in May 2023 and banking fees primarily related to outstanding letters of credit. The 2023 period included an adjustment of $2.6 million related to the reduction of the contingent consideration accrual for the Firebird and Phoenix acquisition in 2022, which resulted in the lower general and administrative expenses in the 2023 period.

Interest Expense

Interest expense decreased by $0.1 million during the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower interest expense as a result of lower borrowings in the 2024 period under the revolving portion of the Credit Agreement, and the lower balance on the outstanding Term Loan of $15.6 million under our Credit Agreement (see Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information), partially offset by higher amounts outstanding under finance lease obligations in the 2024 period (see Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

Interest expense during the six months ended June 30, 2024 was consistent with the same period in 2023, primarily due to lower interest expense as a result of lower borrowings in the 2024 period under the revolving portion of the Credit Agreement, and the lower balance on the outstanding Term Loan under our Credit Agreement, offset by higher amounts outstanding under finance lease obligations in the 2024 period.

Income Taxes

Provision for (benefit from) income taxes is based upon federal and state tax rates, and variations in amounts are consistent with taxable income (loss) in the respective accounting periods.

In accordance with U.S. GAAP for interim reporting, we have historically estimated our full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. We have determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, this historical method would not provide reliable results for the three months ended June 30, 2024. Therefore, a discrete year-to-date method of reporting was used for the three months ended June 30, 2024. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$38,512	$33,256
Working capital	13,715	21,684

Our cash balance at June 30, 2024 increased by 16 percent from December 31, 2023, as discussed further below.

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

We are required to maintain compliance with certain financial covenants under the Credit Agreement, including a consolidated leverage ratio, an asset coverage ratio and a consolidated fixed charge coverage ratio. On August 2, 2023, we entered into Amendment No. 1 (the “First Amendment”) to the Credit Agreement. The First Amendment (i) clarifies our ability to exclude crude oil inventory valuation losses (and, to the extent included in our consolidated net income, inventory liquidation gains) from the calculation of Consolidated EBITDA for purposes of the related financial covenants, (ii) provides for the exclusion of unusual and non-recurring losses and expenses from the calculation of Consolidated EBITDA, not to exceed 10.0 percent of Consolidated EBITDA for the period, and (iii) amends the definition of Consolidated Funded Indebtedness to include letters of credit and banker’s acceptances only to the extent such letters of credit or banker’s acceptances have been drawn, for purposes of the Consolidated Total Leverage Ratio calculation in the Credit Agreement. The First Amendment applies to our fiscal period ending June 30, 2023 and thereafter.

See “Recent Developments” for further information regarding the Second Amendment to the Credit Agreement in July 2024. At June 30, 2024, we were in compliance with all covenants under the Credit Agreement.

At June 30, 2024, we had $15.6 million of borrowings outstanding under the Credit Agreement, representing the remaining principal balance of the Term Loan, at a weighted average interest rate of 7.67 percent. We also had $10.0 million of letters of credit issued under the Credit Agreement at a fee of 2.25 percent per annum. No amounts were outstanding under the revolving credit facility. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), under which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement which was declared effective in January 2021. In December 2023, we filed a new registration statement which replaced our prior shelf registration statement and restored the aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The registration statement was declared effective on January 5, 2024. The total number of shares of common stock to be sold, if any, and the price at which the shares will be sold will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the six months ended June 30, 2024, no shares were sold under the ATM Agreement, and the full capacity of the ATM Agreement remains unsold.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023

Cash provided by (used in):
Operating activities	$21,378	$(3,608)
Investing activities	(6,200)	(4,464)
Financing activities	(10,788)	(5,237)

Operating activities. Net cash flows provided by operating activities for the six months ended June 30, 2024 increased by $25.0 million as compared to the same period in 2023. The increase in net cash flows provided by operating activities was primarily due to changes in our working capital accounts. Early payments received from customers increased by approximately $12.6 million in the 2024 period, while early payments made to suppliers increased by approximately $2.2 million in the 2024 period. Crude oil inventory increased by $0.1 million at June 30, 2024, primarily due to an increase in the price of our crude oil inventory, which increased from $72.35 per barrel at December 31, 2023 to $79.80 per barrel at June 30, 2024, partially offset by a decrease of 8.5 percent in the number of barrels held in inventory.

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

Early payments received from customers and prepayments to suppliers were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2024	2023

Early payments received	$45,419	$32,850
Prepayments to suppliers	6,711	4,546

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. The timing of payments and receipts of these early pays received and paid can have a significant impact on our cash balance.

Investing activities. Net cash flows used in investing activities for the six months ended June 30, 2024 increased by $1.7 million as compared to the same period in 2023. This increase was due to an increase of $2.6 million in capital spending for property and equipment (see following table), partially offset by an increase of $0.9 million in cash proceeds from the sales of assets in the current period.

Capital spending by reporting segment was as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Crude oil marketing (1)	$3,620	$669
Transportation (2)	2,911	1,338
Pipeline and storage (3)	196	1,241
Logistics and repurposing (4)	1,783	2,548
Other (5)	—	112
Capital spending	$8,510	$5,908
_______________
(1)2024 amount relates to the purchase of nineteen tractors and various field equipment, and the 2023 amount relates to the purchase of various field equipment.
(2)2024 amount relates to the purchase of nine tractors, thirteen trailers and various field equipment, and the 2023 amount relates to the purchase of three tractors and various field equipment.
(3)2024 amount relates to the purchase of various field equipment, and the 2023 amount relates to spending for the continued construction of a pipeline connection.
(4)2024 amount primarily relates to the spending for the construction on the Dayton project and the purchase of two trailers and various field equipment, and the 2023 amount relates to the purchase of approximately 10.6 acres of land in the Gulf Inland Industrial Park, located in Dayton, Texas, for approximately $1.8 million to build a new processing facility for Phoenix, five tractors, two trailers and various field equipment.
(5)2023 amount relates to the purchase of a company vehicle and office and computer equipment.

Financing activities. Net cash used in financing activities was $10.8 million for the six months ended June 30, 2024 as compared to $5.2 million for the six months ended June 30, 2023. The change in net cash flows from financing activities of $5.6 million was primarily due to the following cash outflows and inflows:

•an increase in the 2024 period in net repayments under our Credit Agreement. During the six months ended June 30, 2024, we made principal payments of $6.3 million on the Term Loan, while during the six months ended June 30, 2023, we made principal payments of $1.3 million on the Term Loan. During the six months ended June 30, 2023, we borrowed and repaid $38.0 million under the revolving credit facility. Borrowings were primarily used for working capital purposes. We had no borrowings or repayments under the revolving credit facility in 2024;
•consistent principal repayments of $3.2 million in the 2024 and 2023 periods for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations);
•a decrease of $0.5 million in the 2024 period in net proceeds from the sale of common shares under the ATM Agreement. During the six months ended June 30, 2024, no shares were sold under the ATM Agreement, while during the six months ended June 30, 2023, we received net proceeds of approximately $0.5 million from the sale of 14,680 of our common shares; and
•consistent payments in the 2024 and 2023 periods for cash dividends paid on our common shares. During each of the six months ended June 30, 2024 and 2023, we paid cash dividends of $0.48 per common share, or totals of $1.3 million in each period.

Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at June 30, 2024 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$18,583	$3,611	$6,647	$8,325	$—
Finance lease obligations (2)	25,270	7,159	11,621	6,490	—
Operating lease obligations (3)	4,972	2,241	2,295	436	—
Purchase obligations (4)	4,487	4,487	—	—	—
Total contractual obligations	$53,312	$17,498	$20,563	$15,251	$—
_______________
(1)Represents scheduled future maturities for amounts due under the Term Loan under our Credit Agreement plus estimated cash payments for interest. Interest payments are based upon the principal amount of the amount outstanding and the applicable interest rate at June 30, 2024. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase 25 new tractors in our transportation business and two new tractors in our crude oil marketing business.

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

Transactions with Affiliates

For more information regarding transactions with our affiliates during the six months ended June 30, 2024 and 2023, see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 6, 2024).
31.1*	Sarbanes-Oxley Section 302 certification of Executive Chairman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Sarbanes-Oxley Section 302 certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Section 906 certification of Executive Chairman pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Sarbanes-Oxley Section 906 certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.SCH*	Inline XBRL Schema Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________
* Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	August 7, 2024	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)