Form 10-Q
period 2024-09-30
ADAMS RESOURCES & ENERGY, INC.
filed 2024-11-12
CIK 2178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
A total of 2,577,872 shares of Common Stock were outstanding at November 1, 2024.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$25,089	$33,256
Restricted cash	10,448	11,990
Accounts receivable, net of allowance for credit
losses of $42 and $117, respectively	144,334	164,295
Inventory	30,028	19,827
Income tax receivable	823	—
Prepayments and other current assets	2,322	3,103
Total current assets	213,044	232,471
Property and equipment, net	99,607	105,065
Operating lease right-of-use assets, net	3,971	5,832
Intangible assets, net	6,743	7,985
Goodwill	6,673	6,673
Other assets	2,956	3,308
Total assets	$332,994	$361,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,617	$183,102
Current portion of finance lease obligations	5,843	6,206
Current portion of operating lease liabilities	1,688	2,829
Current portion of long-term debt	2,500	2,500
Other current liabilities	16,720	16,150
Total current liabilities	205,368	210,787
Other long-term liabilities:
Long-term debt	12,500	19,375
Asset retirement obligations	2,551	2,514
Finance lease obligations	15,248	19,685
Operating lease liabilities	2,293	3,006
Deferred taxes and other liabilities	10,254	13,251
Total liabilities	248,214	268,618

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock – $1.00 par value, 960,000 shares
authorized, none outstanding	—	—
Common stock – $0.10 par value, 7,500,000 shares
authorized, 2,577,872 and 2,547,154 shares outstanding, respectively	256	253
Contributed capital	23,066	21,802
Retained earnings	61,458	70,661
Total shareholders’ equity	84,780	92,716
Total liabilities and shareholders’ equity	$332,994	$361,334

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Marketing	$660,842	$719,925	$1,967,491	$1,913,673
Transportation	21,758	24,206	67,745	75,103
Pipeline and storage	43	59	67	308
Logistics and repurposing	12,520	16,424	39,403	46,458
Total revenues	695,163	760,614	2,074,706	2,035,542

Costs and expenses:
Marketing	657,191	710,169	1,948,591	1,894,416
Transportation	19,778	19,642	59,284	62,315
Pipeline and storage	929	659	2,568	2,350
Logistics and repurposing	12,555	15,121	40,579	41,448
General and administrative	4,520	4,162	13,755	10,649
Depreciation and amortization	5,752	6,936	18,287	21,289
Total costs and expenses	700,725	756,689	2,083,064	2,032,467

Operating (losses) earnings	(5,562)	3,925	(8,358)	3,075

Other income (expense):
Interest and other income	528	119	1,662	893
Interest expense	(572)	(1,027)	(2,036)	(2,525)
Total other expense, net	(44)	(908)	(374)	(1,632)

(Losses) Earnings before income taxes	(5,606)	3,017	(8,732)	1,443
Income tax benefit (provision)	1,066	(759)	1,465	(357)

Net (losses) earnings	$(4,540)	$2,258	$(7,267)	$1,086

(Losses) Earnings per share:
Basic net (losses) earnings per common share	$(1.76)	$0.89	$(2.83)	$0.43
Diluted net (losses) earnings per common share	$(1.76)	$0.88	$(2.83)	$0.42

Dividends per common share	$0.24	$0.24	$0.72	$0.72

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net (losses) earnings	$(7,267)	$1,086
Adjustments to reconcile net (losses) earnings to net cash provided by operating activities:
Depreciation and amortization	18,287	21,289
Gains on sales of property	(912)	(1,429)
Provision for credit losses	(75)	29
Stock-based compensation expense	1,181	1,044
Change in contingent consideration liability	—	(2,566)
Deferred income taxes	(2,709)	3
Net change in fair value contracts	—	(335)
Changes in assets and liabilities:
Accounts receivable	20,172	(30,253)
Accounts receivable/payable, affiliates	—	(31)
Inventories	(10,201)	(731)
Income tax receivable/payable	(823)	(510)
Prepayments and other current assets	781	648
Accounts payable	(4,574)	22,239
Accrued liabilities	649	(2,709)
Other	194	64
Net cash provided by operating activities	14,703	7,838

Investing activities:
Property and equipment additions	(13,316)	(8,917)
Proceeds from property sales	2,506	3,078
Net cash used in investing activities	(10,810)	(5,839)

Financing activities:
Borrowings under Credit Agreement	—	76,000
Repayments under Credit Agreement	(6,875)	(77,875)
Principal repayments of finance lease obligations	(4,800)	(4,944)
Net proceeds from sale of equity	—	549
Dividends paid on common stock	(1,927)	(1,908)
Net cash used in financing activities	(13,602)	(8,178)

Decrease in cash and cash equivalents, including restricted cash	(9,709)	(6,179)
Cash and cash equivalents, including restricted cash, at beginning of period	45,246	31,067
Cash and cash equivalents, including restricted cash, at end of period	$35,537	$24,888

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

				Total
	Common	Contributed	Retained	Shareholders’
	Stock	Capital	Earnings	Equity

Balance, January 1, 2024	$253	$21,802	$70,661	$92,716
Net losses	—	—	(498)	(498)
Stock-based compensation expense	—	307	—	307
Vesting of restricted awards	3	(3)	—	—
Cancellation of shares withheld to cover
taxes upon vesting of restricted awards	(1)	(227)	—	(228)
Dividends declared:
Common stock, $0.24/share	—	—	(615)	(615)
Awards under LTIP, $0.24/share	—	—	(28)	(28)
Balance, March 31, 2024	255	21,879	69,520	91,654
Net losses	—	—	(2,229)	(2,229)
Stock-based compensation expense	—	451	—	451
Dividends declared:
Common stock, $0.24/share	—	—	(615)	(615)
Awards under LTIP, $0.24/share	—	—	(31)	(31)
Balance, June 30, 2024	255	22,330	66,645	89,230
Net losses	—	—	(4,540)	(4,540)
Stock-based compensation expense	—	423	—	423
Vesting of restricted awards	1	313	—	314
Dividends declared:
Common stock, $0.24/share	—	—	(618)	(618)
Awards under LTIP, $0.24/share	—	—	(29)	(29)
Balance, September 30, 2024	$256	$23,066	$61,458	$84,780

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

See Notes to Unaudited Condensed Consolidated Financial Statements.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Adams Resources & Energy, Inc. is a publicly traded Delaware corporation organized in 1973, the common shares of which are listed on the NYSE American LLC under the ticker symbol “AE”. Through our subsidiaries, we are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, and terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). In addition, we conduct tank truck transportation of liquid chemicals and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with sixteen terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our,” “Adams” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals. See Note 7 for further information regarding our business segments.

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results expected for the full year of 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for fair presentation.  The condensed consolidated financial statements and the accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the rules of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required by GAAP for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC on March 13, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the unaudited condensed consolidated balance sheets that totals to the amounts shown in the unaudited condensed consolidated statements of cash flows at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023

Cash and cash equivalents	$25,089	$33,256
Restricted cash:
Collateral for outstanding letters of credit (1)	112	111
Captive insurance subsidiary (2)	10,336	11,879
Total cash, cash equivalents and restricted cash shown in the
unaudited condensed consolidated statements of cash flows	$35,537	$45,246
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

Common Shares Outstanding

The following table reconciles our outstanding common stock for the periods indicated:

Common
shares

Balance, January 1, 2024	2,547,154
Vesting of restricted stock unit awards (see Note 11)	19,334
Vesting of performance share unit awards (see Note 11)	6,318
Shares withheld to cover taxes upon vesting of equity awards	(6,157)
Balance, March 31, 2024	2,566,649
Vesting of restricted stock unit awards (see Note 11)	924
Vesting of performance share unit awards (see Note 11)	127
Balance, June 30, 2024	2,567,700
Vesting of shares issued	10,172
Balance, September 30, 2024	2,577,872

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the calculation of basic and diluted (losses) earnings per share was as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Losses) Earnings per share — numerator:
Net (losses) earnings	$(4,540)	$2,258	$(7,267)	$1,086

Denominator:
Basic weighted average number of shares outstanding	2,573	2,541	2,565	2,531

Basic net (losses) earnings per share	$(1.76)	$0.89	$(2.83)	$0.43

Diluted (losses) earnings per share:
Diluted weighted average number of shares outstanding:
Common shares	2,573	2,541	2,565	2,531
Restricted stock unit awards (1)	—	15	—	15
Performance share unit awards (1) (2)	—	14	—	18
Total diluted shares	2,573	2,570	2,565	2,564

Diluted net (losses) earnings per share	$(1.76)	$0.88	$(2.83)	$0.42
_______________
(1)For the three and nine months ended September 30, 2024, the effect of the restricted stock unit awards and the performance share unit awards on losses per share was anti-dilutive.
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Revenue Recognition

Revenue Disaggregation
The following table disaggregates our revenue by segment and by major source for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Crude oil marketing:
Revenue from contracts with customers:
Goods transferred at a point in time	$659,422	$710,010	$1,937,229	$1,878,735
Services transferred over time	—	427	31	763
Total revenues from contracts with customers	659,422	710,437	1,937,260	1,879,498
Other (1)	1,420	9,488	30,231	34,175
Total crude oil marketing revenue	$660,842	$719,925	$1,967,491	$1,913,673

Transportation:
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	21,758	24,206	67,745	75,103
Total revenues from contracts with customers	21,758	24,206	67,745	75,103
Other	—	—	—	—
Total transportation revenue	$21,758	$24,206	$67,745	$75,103

Pipeline and storage: (2)
Revenue from contracts with customers:
Goods transferred at a point in time	$—	$—	$—	$—
Services transferred over time	43	59	67	308
Total revenues from contracts with customers	43	59	67	308
Other	—	—	—	—
Total pipeline and storage revenue	$43	$59	$67	$308

Logistics and repurposing:
Revenue from contracts with customers:
Goods transferred at a point in time	$6,556	$8,545	$19,739	$25,708
Services transferred over time	5,964	7,879	19,664	20,750
Total revenues from contracts with customers	12,520	16,424	39,403	46,458
Other	—	—	—	—
Total logistics and repurposing revenue	$12,520	$16,424	$39,403	$46,458

Subtotal:
Total revenues from contracts with customers	$693,743	$751,126	$2,044,475	$2,001,367
Total other (1)	1,420	9,488	30,231	34,175
Total consolidated revenues	$695,163	$760,614	$2,074,706	$2,035,542
________________________
(1)Other crude oil marketing revenues are recognized under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and ASC 845, Nonmonetary Transactions – Purchases and Sales of Inventory with the Same Counterparty.
(2)The substantial majority of pipeline and storage revenue earned during the three and nine months ended September 30, 2024 and 2023, was from an affiliated shipper, GulfMark Energy, Inc. (“GulfMark”), our subsidiary, and eliminated in consolidation. See Note 7.

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

Reporting these crude oil contracts on a gross revenue basis would increase our reported revenues as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue gross-up	$96,236	$257,965	$218,394	$785,636

Note 4. Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023

Insurance premiums	$258	$798
Rents, licenses and other	2,064	2,305
Total prepayments and other current assets	$2,322	$3,103

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Property and Equipment

The historical costs of our property and equipment and related accumulated depreciation and amortization balances were as follows at the dates indicated (in thousands):

	Estimated
	Useful Life	September 30,	December 31,
	in Years	2024	2023

Tractors and trailers	5 – 6	$117,113	$119,265
Field equipment	2 – 5	25,085	25,024
Finance lease ROU assets (1)	3 – 6	35,039	35,724
Pipeline and related facilities	20 – 25	20,619	20,397
Linefill and base gas (2)	N/A	4,135	3,922
Buildings	5 – 39	17,078	17,089
Office equipment	2 – 5	3,025	3,000
Land	N/A	4,163	4,163
Construction in progress	N/A	8,495	3,385
Total		234,752	231,969
Less accumulated depreciation and amortization		(135,145)	(126,904)
Property and equipment, net		$99,607	$105,065
_______________
(1)Our finance lease right-of-use (“ROU)” assets arise from leasing arrangements for the right to use various classes of underlying assets including tractors, trailers and a tank storage and throughput arrangement (see Note 13 for further information). Accumulated amortization of the assets presented as “Finance lease ROU assets” was $15.7 million and $11.0 million at September 30, 2024 and December 31, 2023, respectively.
(2)Linefill and base gas represents crude oil in the VEX pipeline and storage tanks we own, and the crude oil is recorded at historical cost.

Components of depreciation and amortization expense were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Depreciation and amortization, excluding amounts under finance leases	$3,563	$4,523	$11,589	$14,260
Amortization of property and equipment under finance leases	1,788	1,983	5,456	5,691
Amortization of intangible assets	401	430	1,242	1,338
Total depreciation and amortization	$5,752	$6,936	$18,287	$21,289

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Other Assets

Components of other assets were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023

Insurance collateral deposits	$605	$605
State collateral deposits	23	23
Materials and supplies	948	1,050
Debt issuance costs	1,007	1,259
Other	373	371
Total other assets	$2,956	$3,308

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Segment Reporting

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals.

Financial information by reporting segment was as follows for the periods indicated (in thousands):

	Reporting Segments
	Crude oil marketing	Trans-portation	Pipeline and storage	Logistics and repurposing	Other	Total

Three Months Ended September 30, 2024

Segment revenues (1)	$660,856	$21,810	$1,052	$13,570	$—	$697,288
Less: Intersegment revenues (1)	(14)	(52)	(1,009)	(1,050)	—	(2,125)
Revenues	$660,842	$21,758	$43	$12,520	$—	$695,163

Segment operating earnings (losses) (2)	2,284	(542)	(1,147)	(1,637)	—	(1,042)
Depreciation and amortization	1,367	2,522	261	1,602	—	5,752
Property and equipment additions (3) (4)	65	1,463	243	2,856	179	4,806

Three Months Ended September 30, 2023

Segment revenues (1)	$719,925	$24,333	$770	$16,457	$—	$761,485
Less: Intersegment revenues (1)	—	(127)	(711)	(33)	—	(871)
Revenues	$719,925	$24,206	$59	$16,424	$—	$760,614

Segment operating earnings (losses) (2)	7,664	1,558	(866)	(269)	—	8,087
Depreciation and amortization	2,092	3,006	266	1,572	—	6,936
Property and equipment additions (3)	140	1,416	182	1,271	—	3,009

Nine Months Ended September 30, 2024
Segment revenues (1)	$1,967,515	$67,906	$3,234	$42,752	$—	$2,081,407
Less: Intersegment revenues (1)	(24)	(161)	(3,167)	(3,349)	—	(6,701)
Revenues	$1,967,491	$67,745	$67	$39,403	$—	$2,074,706

Segment operating earnings (losses) (2)	14,499	308	(3,298)	(6,112)	—	5,397
Depreciation and amortization	4,401	8,153	797	4,936	—	18,287
Property and equipment additions (3) (4)	3,685	4,374	439	4,639	179	13,316

Nine Months Ended September 30, 2023
Segment revenues (1)	$1,913,673	$75,439	$2,473	$48,984	$—	$2,040,569
Less: Intersegment revenues (1)	—	(336)	(2,165)	(2,526)	—	(5,027)
Revenues	$1,913,673	$75,103	$308	$46,458	$—	$2,035,542

Segment operating earnings (losses) (2)	12,922	3,515	(2,846)	133	—	13,724
Depreciation and amortization	6,335	9,273	804	4,877	—	21,289
Property and equipment additions (3) (4)	809	2,754	1,423	3,819	112	8,917
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)Our crude oil marketing segment’s operating earnings included inventory valuation losses of $2.1 million and liquidation gains of $4.9 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, our crude oil marketing segment’s operating earnings included inventory valuation losses of $0.8 million and inventory liquidation gains of $2.9 million, respectively.
(3)Our segment property and equipment additions do not include assets acquired under finance leases during the three and nine months ended September 30, 2024 and 2023. See Note 13 for further information.
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

Segment operating (losses) earnings reflect revenues net of operating costs and depreciation and amortization expense and are reconciled to (losses) earnings before income taxes, as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Segment operating (losses) earnings	$(1,042)	$8,087	$5,397	$13,724
General and administrative	(4,520)	(4,162)	(13,755)	(10,649)
Operating (losses) earnings	(5,562)	3,925	(8,358)	3,075
Interest and other income	528	119	1,662	893
Interest expense	(572)	(1,027)	(2,036)	(2,525)
(Losses) earnings before income taxes	$(5,606)	$3,017	$(8,732)	$1,443

Identifiable assets by business segment were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023

Reporting segment:
Crude oil marketing	$172,033	$185,285
Transportation	52,831	57,653
Pipeline and storage	25,043	25,027
Logistics and repurposing	42,712	43,258
Cash and other (1)	40,375	50,111
Total assets	$332,994	$361,334
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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Transactions with Affiliates

We enter into certain transactions in the normal course of business with affiliated entities. Activities with affiliates were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Crude oil purchases from affiliate (1)	$3,921	$9,362	$13,065	$13,940
Rentals paid to affiliates of Scott Bosard (2)	146	125	434	405
Billings to KSA and affiliates	—	—	—	9
Rentals paid to an affiliate of KSA	—	—	—	232
Payments to an affiliate of KSA for purchase of vehicles (3)	—	—	—	157
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
(3)Amount paid to West Point Buick GMC was for the purchase of three pickup trucks during the nine months ended September 30, 2023, and are net of trade-in values.

Affiliate transactions included direct cost reimbursement for shared phone and administrative services from KSA Industries, Inc. (“KSA”), a formerly affiliated entity. We lease our corporate office space in a building that was operated by 17 South Briar Hollow Lane, LLC, an affiliate of KSA, prior to its December 2023 sale to an unaffiliated entity. In addition, we purchase pickup trucks from West Point Buick GMC, an affiliate of KSA. KSA was our largest shareholder until October 31, 2022, when we repurchased the common stock owned by it. An affiliate of KSA served on our Board of Directors through the date of our 2023 annual meeting, when he retired. As of May 31, 2023, KSA and its affiliates are no longer related parties. The table above consequently does not reflect any payments to or from KSA and its affiliates after that date.

Note 9. Other Current Liabilities

The components of other current liabilities were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023

Accrual for payroll, benefits and bonuses	$6,860	$5,684
Accrued automobile and workers’ compensation claims	7,285	5,804
Accrued medical claims	678	997
Accrued taxes	675	2,453
Other	1,222	1,212
Total other current liabilities	$16,720	$16,150

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

Pursuant to the terms of the Credit Agreement, we are required to maintain compliance with certain financial covenants as of the end of each fiscal quarter and on a pro forma basis, after giving effect to any borrowings. Each of such ratios is calculated as outlined in the Credit Agreement and subject to certain exclusions and qualifications described therein. See Note 15 for more information relating to these financial covenants.

On August 2, 2023, we entered into Amendment No. 1 (the “First Amendment”) to the Credit Agreement. The First Amendment (i) clarified our ability to exclude crude oil inventory valuation losses (and, to the extent included in our consolidated net income, inventory liquidation gains) from the calculation of Consolidated EBITDA for purposes of the related financial covenants, (ii) provided for the exclusion of unusual and non-recurring losses and expenses from the calculation of Consolidated EBITDA, not to exceed 10.0 percent of Consolidated EBITDA for the period, and (iii) amended the definition of Consolidated Funded Indebtedness to include letters of credit and banker’s acceptances only to the extent such letters of credit or banker’s acceptances have been drawn, for purposes of the Consolidated Total Leverage Ratio calculation in the Credit Agreement. The First Amendment applied to our fiscal period ending June 30, 2023 and thereafter.

On July 16, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. The Second Amendment amended and restated the definitions of the Consolidated Fixed Charge Coverage Ratio and Consolidated Fixed Charges in order (i) to remove the inclusion of Operating Lease Expenses paid in cash from both the numerator and denominator in the calculation of the Consolidated Fixed Charge Coverage Ratio, and (ii) to clarify that only Consolidated Interest Expense paid in cash is included in the denominator of the Consolidated Fixed Charge Coverage Ratio. These amendments applied to the financial covenant calculations for the period ending June 30, 2024 and thereafter.

At September 30, 2024, we had $15.0 million outstanding under the Term Loan at a weighted average interest rate of 7.60 percent, and $11.5 million of letters of credit outstanding at a fee of 2.25 percent. No amounts were outstanding under the Revolving Credit Facility.

The following table presents the scheduled maturities of principal amounts of our debt obligations at September 30, 2024 for the next five years, and in total thereafter (in thousands):

Remainder of 2024	$625
2025	2,500
2026	2,500
2027	9,375
Total debt maturities	$15,000

At September 30, 2024, we were in compliance with all covenants under the Credit Agreement. See Note 15 for information relating to the Third Amendment to the Credit Agreement.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Stock-Based Compensation Plan

We have in place a long-term incentive plan in which any employee or non-employee director who provides services to us is eligible to participate. The 2018 LTIP, which is overseen by the Compensation Committee of our Board of Directors, provides for the grant of various types of equity awards, of which restricted stock unit awards and performance-based compensation awards have been granted. In May 2022, our shareholders approved an amendment and restatement of the 2018 LTIP, in which the maximum number of shares authorized for issuance under the 2018 LTIP was increased by 150,000 shares to a total of 300,000 shares, and the term of the 2018 LTIP was extended through February 23, 2032. After giving effect to awards granted and forfeitures made under the 2018 LTIP and assuming the potential achievement of the maximum amounts of the performance factors through September 30, 2024, a total of 42,244 shares remained available for issuance.

Compensation expense recognized in connection with equity-based awards was as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Compensation expense	$423	$389	$1,181	$1,044

At September 30, 2024 and December 31, 2023, we had $0.1 million and $0.1 million, respectively, of accrued dividend amounts for awards granted under the 2018 LTIP or as inducement awards.

Restricted Stock Unit Awards

The following table presents restricted stock unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Restricted stock unit awards at January 1, 2024	58,587	$41.16
Granted (2)	53,266	$29.96
Vested	(30,430)	$39.03
Forfeited	(3,491)	$36.67
Restricted stock unit awards at September 30, 2024	77,932	$34.54
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of restricted stock unit awards issued during the first nine months of 2024 was $1.6 million based on grant date market prices of our common shares ranging from $24.51 to $30.03 per share.

Unrecognized compensation cost associated with restricted stock unit awards was approximately $1.2 million at September 30, 2024. Due to the graded vesting provisions of these awards, we expect to recognize the remaining compensation cost for these awards over a weighted-average period of 1.4 years.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Unit Awards

The following table presents performance share unit award activity for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	per Share (1)

Performance share unit awards at January 1, 2024	17,424	$31.03
Granted (2)	29,546	$30.01
Vested	(6,445)	$29.72
Forfeited	(524)	$30.26
Performance share unit awards at September 30, 2024	40,001	$30.50
_______________
(1)Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
(2)The aggregate grant date fair value of performance share unit awards issued during the first nine months of 2024 was $0.9 million based on grant date market prices of our common shares ranging from $24.58 to $30.03 per share and assuming a performance factor of 100 percent.

Unrecognized compensation cost associated with performance share unit awards was approximately $0.8 million at September 30, 2024. We expect to recognize the remaining compensation cost for these awards over a weighted-average period of 2.3 years.

Note 12. Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2024	2023

Cash paid for interest	$1,937	$2,671
Cash paid for federal and state income taxes	3,942	2,472

Non-cash transactions:
Change in accounts payable related to property and equipment additions	—	52
Property and equipment acquired under finance leases	—	17,632

See Note 13 for information related to other non-cash transactions related to leases.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Leases

The following table provides the components of lease expense for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$1,788	$1,983	$5,456	$5,691
Interest on lease liabilities	299	408	956	955
Operating lease cost	827	927	2,554	2,720
Short-term lease cost	3,202	3,529	10,166	10,668
Variable lease cost	5	6	62	18
Total lease expense	$6,121	$6,853	$19,194	$20,052

The following table provides supplemental cash flow and other information related to leases for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,217	$2,739
Operating cash flows from finance leases (1)	979	851
Financing cash flows from finance leases	4,800	4,944

ROU assets obtained in exchange for new lease liabilities:
Finance leases	—	17,632
Operating leases	364	667
______________
(1)Amounts are included in Other operating activities on the unaudited condensed consolidated statements of cash flows.

The following table provides the lease terms and discount rates for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023
Weighted-average remaining lease term (years):
Finance leases	2.95	3.65
Operating leases	2.71	3.05

Weighted-average discount rate:
Finance leases	5.7%	5.4%
Operating leases	4.4%	4.2%

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental balance sheet information related to leases at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023
Assets
Finance lease ROU assets (1)	$19,363	$24,681
Operating lease ROU assets	3,971	5,832

Liabilities
Current
Finance lease liabilities	5,843	6,206
Operating lease liabilities	1,688	2,829
Noncurrent
Finance lease liabilities	15,248	19,685
Operating lease liabilities	2,293	3,006
______________
(1)Amounts are included in Property and equipment, net on the unaudited condensed consolidated balance sheets.

The following table provides maturities of undiscounted lease liabilities at September 30, 2024 (in thousands):

	Finance	Operating
	Lease	Lease

Remainder of 2024	$1,842	$744
2025	7,213	1,414
2026	5,588	1,156
2027	6,001	642
2028	2,790	219
Thereafter	—	18
Total lease payments	23,434	4,193
Less: Interest	(2,343)	(212)
Present value of lease liabilities	21,091	3,981
Less: Current portion of lease obligation	(5,843)	(1,688)
Total long-term lease obligation	$15,248	$2,293

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides maturities of undiscounted lease liabilities at December 31, 2023 (in thousands):

	Finance	Operating
	Lease	Lease

2024	$7,463	$3,009
2025	7,284	1,273
2026	5,615	1,047
2027	6,047	602
2028	2,789	219
Thereafter	—	18
Total lease payments	29,198	6,168
Less: Interest	(3,307)	(333)
Present value of lease liabilities	25,891	5,835
Less: Current portion of lease obligation	(6,206)	(2,829)
Total long-term lease obligation	$19,685	$3,006

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

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for automobile, workers’ compensation and medical claims were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023

Accrued automobile and workers’ compensation claims	$7,285	$5,804
Accrued medical claims	678	997

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

Note 15. Subsequent Events

Amendment to Credit Facility

On November 8, 2024, we entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement. The Third Amendment amends and restates the financial covenants contained in the Credit Agreement in order to (i) lower the maximum Consolidated Total Leverage Ratio to 2.00 to 1.00 (from 2.50 to 1.00), commencing with the fiscal quarter ending September 30, 2024 and for each fiscal quarter thereafter; (ii) increase the minimum Asset Coverage Ratio to 2.50 to 1.00 (from 2.00 to 1.00), commencing with the fiscal quarter ending September 30, 2024 and for each fiscal quarter thereafter; and (iii) decrease the minimum Consolidated Fixed Charge Coverage Ratio to 1.05 to 1.00 (from 1.25 to 1.00) for the fiscal quarter ending September 30, 2024, and to 1.10 to 1.00 for the fiscal quarter ending December 31, 2024, returning to 1.25 to 1.00 for the fiscal quarter ending March 31, 2025 and each fiscal quarter thereafter.

Merger Transaction

On November 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Tres Energy LLC, a Texas limited liability company (“Parent”), and ARE Acquisition Corporation, a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding prior to the Effective Time (other than shares of our common stock (i) we hold as treasury stock or owned by Parent immediately prior to the Effective Time, (ii) held by any subsidiary of either us or Parent immediately prior to the Effective Time or (iii) owned by stockholders who have properly exercised appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $38.00 in cash, without interest (the “Merger Consideration”).

If the Merger is consummated, our securities will be delisted from the NYSE American and deregistered under the Securities Exchange Act of 1934 as promptly as practicable after the Effective Time.

The consummation of the Merger (the “Closing”) is subject to certain customary conditions, including the approval of our stockholders holding at least a majority of our outstanding shares of Common Stock entitled to vote on the adoption of the Merger Agreement.

ADAMS RESOURCES & ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Merger Agreement contains certain customary termination rights for us and Parent. If the Merger Agreement is terminated under certain specified circumstances, including due to our accepting a superior proposal, we will be required to pay Parent a termination fee of $4.0 million.

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

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information that are based on our beliefs, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements. Forward-looking statements include statements about the expected timing, closing, and impact of the proposed merger transaction with Tres Energy LLC described elsewhere in this Quarterly Report on Form 10-Q. Although we believe that our expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2023 Form 10-K and under Part II, Item 1A of this Quarterly Report on Form 10-Q.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

Adams Resources & Energy, Inc., a Delaware corporation organized in 1973, and its subsidiaries are primarily engaged in crude oil marketing, truck and pipeline transportation of crude oil, and terminalling and storage in various crude oil and natural gas basins in the lower 48 states of the United States (“U.S.”). In addition, we conduct tank truck transportation of liquid chemicals and dry bulk primarily in the lower 48 states of the U.S. with deliveries into Canada and Mexico, and with sixteen terminals across the U.S. We also recycle and repurpose off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Adams Resources & Energy, Inc. and its consolidated subsidiaries.

We operate and report in four business segments: (i) crude oil marketing, transportation and storage; (ii) tank truck transportation of liquid chemicals and dry bulk; (iii) pipeline transportation, terminalling and storage of crude oil; and (iv) interstate bulk transportation logistics of crude oil, condensate, fuels, oils and other petroleum products and recycling and repurposing of off-specification fuels, lubricants, crude oil and other chemicals. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our business segments.

Recent Developments

Amendment to Credit Agreement

On November 8, 2024, we entered into Amendment No. 3 (the “Third Amendment”) to our credit agreement with Cadence Bank (the “Credit Agreement”). The Third Amendment amends and restates the financial covenants contained in the Credit Agreement in order to (i) lower the maximum Consolidated Total Leverage Ratio to 2.00 to 1.00 (from 2.50 to 1.00), commencing with the fiscal quarter ending September 30, 2024 and for each fiscal quarter thereafter; (ii) increase the minimum Asset Coverage Ratio to 2.50 to 1.00 (from 2.00 to 1.00), commencing with the fiscal quarter ending September 30, 2024 and for each fiscal quarter thereafter; and (iii) decrease the minimum Consolidated Fixed Charge Coverage Ratio to 1.05 to 1.00 (from 1.25 to 1.00) for the fiscal quarter ending September 30, 2024, and to 1.10 to 1.00 for the fiscal quarter ending December 31, 2024, returning to 1.25 to 1.00 for the fiscal quarter ending March 31, 2025 and each fiscal quarter thereafter. See Note 10 and Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Credit Facility.

Merger Transaction

On November 11, 2024, we entered into an agreement to be acquired by Tres Energy LLC, a Texas limited liability company in a merger transaction. On the terms and subject to the conditions of the merger agreement, our stockholders will receive $38.00 per share in cash in exchange for each share of outstanding common stock. The transaction is expected to close in the first quarter of 2025, subject to customary closing conditions, including approval by our stockholders. Upon the closing of the transaction, we will operate as a privately-held company. See Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the proposed transaction.

Results of Operations

Crude Oil Marketing

Our crude oil marketing segment revenues, operating earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change (1)	2024	2023	Change (1)

Revenues	$660,842	$719,925	(8%)	$1,967,491	$1,913,673	3%
Operating earnings (2)	2,284	7,664	(70%)	14,499	12,922	12%
Depreciation and amortization	1,367	2,092	(35%)	4,401	6,335	(31%)
Driver compensation	3,661	5,068	(28%)	10,651	15,168	(30%)
Insurance	1,378	1,830	(25%)	3,747	5,432	(31%)
Fuel	1,724	2,641	(35%)	5,424	8,072	(33%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Operating earnings included inventory valuation losses of $2.1 million and liquidation gains of $4.9 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, operating earnings included inventory valuation losses of $0.8 million and inventory liquidation gains of $2.9 million, respectively, as discussed further below.

Volume and price information were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Field level purchase volumes – per day (1) (2)
Crude oil – barrels	72,208	92,556	67,996	92,907

Average purchase price
Crude oil – per barrel	$73.99	$79.26	$76.24	$74.29
_______________
(1)Reflects the volume purchased from third parties at the field level of operations.
(2)In October 2023, our five year purchase contract in North Texas and South Central Oklahoma (the “Red River area”) expired and was not renewed, which resulted in a decrease in field level purchase volumes.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023. Crude oil marketing revenues decreased by $59.1 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily as a result of lower overall crude oil volumes, which decreased revenues by approximately $51.6 million, and a decrease in the market price of crude oil, which decreased revenues by approximately $7.5 million. The average crude oil price received was $79.26 per barrel during the three months ended September 30, 2023, which decreased to $73.99 per barrel during the three months ended September 30, 2024. Revenues from our volumes are mostly based upon the market price in our market areas, primarily in the Gulf Coast. The fluctuations in the market price of crude oil during the 2024 period as compared to the 2023 period was primarily due to OPEC oil production cuts and U.S. inventory draws from the Mid-Continent and Gulf Coast as well as the events in Ukraine and Israel, which have resulted in the volatility in crude oil prices.

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

Driver compensation decreased by $1.4 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower volumes transported in the 2024 period and a decrease in the overall driver count, both of which were due to the expiration of the Red River area contract.

Insurance costs decreased by $0.5 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower insurance claims and a decrease in the overall driver count in the 2024 period. Fuel costs also decreased by $0.9 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to a lower overall driver count and lower crude oil volumes in the 2024 period.

Depreciation and amortization decreased by $0.7 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2023 and 2024. In connection with the expiration of the Red River area contract, we sold 36 tractors and 65 trailers during the fourth quarter of 2023, and also transferred tractors and trailers to other areas of our business.

Our crude oil marketing operating earnings decreased by $5.4 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily as a result of inventory valuation changes (as shown in the table below) and lower driver compensation, insurance costs and fuel costs resulting from the expiration of the Red River area contract, partially offset by lower crude oil volumes and a decrease in the average market price of crude oil in the 2024 period.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023. Crude oil marketing revenues increased by $53.8 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily as a result of an increase in the market price of crude oil, which increased revenues by approximately $764.8 million, partially offset by lower overall crude oil volumes, which decreased revenues by approximately $711.0 million. The average crude oil price received was $74.29 per barrel during the nine months ended September 30, 2023, which increased to $76.24 per barrel during the nine months ended September 30, 2024. The fluctuations in the market price of crude oil and the decrease in crude oil volumes during the 2024 period as compared to the 2023 period are discussed further above.

Driver compensation decreased by $4.5 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower volumes transported in the 2024 period and a decrease in the overall driver count, both of which were due to the expiration of the Red River area contract.

Insurance costs decreased by $1.7 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower insurance claims and a decrease in the overall driver count in the 2024 period. Fuel costs decreased by $2.6 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to a lower overall driver count and lower crude oil volumes in the 2024 period.

Depreciation and amortization expense decreased by $1.9 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to the timing of purchases and retirements of tractors and other field equipment during 2023 and 2024, and the sale or transfer of tractors and trailers as a result of the expiration of the Red River area contract in 2023.

Our crude oil marketing operating earnings increased by $1.6 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily as a result of inventory valuation changes (as shown in the table below), an increase in the average market price of crude oil in the 2024 period and lower driver compensation, insurance costs and fuel costs resulting from the expiration of the Red River area contract, partially offset by lower crude oil volumes in the 2024 period.

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

Crude oil marketing operating earnings can be affected by the valuations of our forward month derivative instruments. These non-cash valuations are calculated and recorded at each period end based on the underlying data existing as of such date. We generally enter into these derivative contracts as part of a strategy to protect the crude oil inventory value from market price fluctuations. The valuation of derivative instruments at period end requires the recognition of non-cash “mark-to-market” gains and losses. We had no forward month derivative instruments outstanding during the nine months ended September 30, 2024.

The impact of inventory liquidations and valuations and derivative valuations on our crude oil marketing segment operating earnings is summarized in the following reconciliation of our non-GAAP financial measure and provides management a measure of the business unit’s performance by removing the impact of inventory valuation and liquidation adjustments for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

As reported segment operating earnings	$2,284	$7,664	$14,499	$12,922
Add (subtract):
Inventory liquidation gains	—	(4,890)	—	(2,922)
Inventory valuation losses	2,118	—	821	—
Derivative valuation losses (gains)	—	(36)	—	(335)
Field level operating earnings (1)	$4,402	$2,738	$15,320	$9,665
_______________
(1)The use of field level operating earnings is unique to us, not a substitute for a GAAP measure and may not be comparable to any similar measures developed by industry participants. We utilize this data to evaluate the profitability of our operations.

Field level operating earnings and field level purchase volumes depict our day-to-day operation of acquiring crude oil at the wellhead, transporting the product and delivering the product to market sales point. Field level operating earnings increased during the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to lower operating costs related to the expiration of the Red River area contract and lower other operating costs in the 2024 period, partially offset by lower revenues resulting from lower crude oil volumes and prices in the 2024 period. During the nine months ended September 30, 2024, field level operating earnings increased as compared to the same period in 2023 primarily due to higher revenues resulting from higher crude oil prices in the 2024 period and lower operating costs related to the expiration of the Red River area contract in the 2023 period, partially offset by lower crude oil volumes in the 2024 period.

We held crude oil inventory at a weighted average composite price as follows at the dates indicated (in barrels):

	September 30, 2024		December 31, 2023
		Average		Average
	Barrels	Price	Barrels	Price

Crude oil inventory	411,426	$71.35	267,731	$72.35

Prices received for crude oil have been volatile and unpredictable with price volatility expected to continue. See “Part I, Item 1A. Risk Factors” in our 2023 Form 10-K.

Transportation

Our transportation segment revenues, operating (losses) earnings, selected costs and operating data were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change (1)	2024	2023	Change (1)

Revenues	$21,758	$24,206	(10%)	$67,745	$75,103	(10%)
Operating (losses) earnings	$(542)	$1,558	(135%)	$308	$3,515	(91%)
Depreciation and amortization	$2,522	$3,006	(16%)	$8,153	$9,273	(12%)
Driver commissions and wages	$3,558	$3,460	3%	$10,664	$10,756	(1%)
Insurance	$2,198	$1,994	10%	$5,968	$6,420	(7%)
Fuel	$2,281	$2,609	(13%)	$7,685	$7,461	3%
Maintenance expense	$1,312	$1,104	19%	$3,986	$3,749	6%
Mileage (000s)	5,888	6,514	(10%)	18,491	19,362	(4%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Our revenue rate structure includes a component for fuel costs in which fuel cost fluctuations are largely passed through to the customer. Revenues, net of fuel costs, were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Total transportation revenue	$21,758	$24,206	$67,745	$75,103
Diesel fuel cost	(2,281)	(2,609)	(7,685)	(7,461)
Revenues, net of fuel costs (1)	$19,477	$21,597	$60,060	$67,642
_______________
(1) Revenues, net of fuel costs, is a non-GAAP financial measure and is utilized for internal analysis of the results of our transportation segment.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023. Transportation revenues decreased by $2.4 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Transportation revenues, net of fuel costs, decreased by $2.1 million during the three months ended September 30, 2024, as compared to the prior year period. These decreases in transportation revenues were primarily due to a decrease in volumes and transportation rates during the 2024 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation. Softening of customer demand led us to close two terminals in late 2023, in Pittsburgh, Pennsylvania and in Atlanta, Georgia, and a third terminal in St. Rose, Louisiana, during the first quarter of 2024, with drivers being reassigned to nearby terminals, bringing our total to sixteen terminals in ten states at the end of September 2024. Revenues also decreased due to the impacts of hurricanes, including Beryl, Debby, Francine and Helene, which affected our operations and those of certain of our customers in the southern states during the third quarter of 2024.

Driver commissions during the three months ended September 30, 2024 were relatively consistent with the three months ended September 30, 2023, with a slight decrease in the overall driver count and lower mileage during the current period.

Fuel costs decreased by $0.3 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily as a result of a decrease in the price of fuel and a lower overall driver count during the 2024 period. Insurance costs increased by $0.2 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher insurance claims during the 2024 period, partially offset by a lower overall driver count and lower miles traveled. Maintenance expense increased by $0.2 million during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to higher repairs and maintenance on tractors and trailers in our fleet, with escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense decreased by $0.5 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our transportation operating earnings decreased by $2.1 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower revenues as a result of lower volumes, decreased transportation rates and higher insurance costs and maintenance expenses, partially offset by certain lower operating costs and lower depreciation and amortization expense.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023. Transportation revenues decreased by $7.4 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Transportation revenues, net of fuel costs, decreased by $7.6 million during the nine months ended September 30, 2024, as compared to the prior year period. These decreases in transportation revenues were primarily due to a decrease in volumes and transportation rates during the 2024 period as a result of a softening in the transportation market due to changes in demand, supply chain issues and inflation. Revenues also decreased due to the impacts of hurricanes, including Beryl, Debby, Francine and Helene, which affected our operations and those of certain of our customers in the southern states during the third quarter of 2024.

Driver commissions decreased by $0.1 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to a decrease in the overall driver count and lower mileage during the 2024 period.

Fuel costs increased by $0.2 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily as a result of an increase in the price of fuel, partially offset by a lower overall driver count and lower miles traveled during the 2024 period. Insurance costs decreased by $0.5 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower insurance claims during the 2024 period and a decrease in the overall driver count. Maintenance expense increased by $0.2 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher repairs and maintenance on tractors and trailers in our fleet, with escalating prices in parts, repairs and maintenance.
Depreciation and amortization expense decreased by $1.1 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our transportation operating earnings decreased by $3.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower revenues as a result of lower volumes and transportation rates, partially offset by certain lower operating costs and lower depreciation and amortization expense.

Pipeline and Storage

Our pipeline and storage segment revenues, operating losses and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change (1)	2024	2023	Change (1)

Segment revenues (2)	$1,052	$770	37%	$3,234	$2,473	31%
Less: Intersegment revenues (2)	(1,009)	(711)	42%	(3,167)	(2,165)	46%
Revenues	$43	$59	(27%)	$67	$308	(78%)

Operating losses	(1,147)	(866)	32%	(3,298)	(2,846)	16%
Depreciation and amortization	261	266	(2%)	797	804	(1%)
Insurance	236	168	40%	687	602	14%
_______________
(1)Represents the percentage increase (decrease) from the prior year period.
(2)Segment revenues include intersegment revenues from our crude oil marketing segment, which are eliminated due to consolidation in our unaudited condensed consolidated statements of operations.

Volume information was as follows for the periods indicated (in barrels per day):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Pipeline throughput	10,326	8,548	11,816	9,060
Terminalling	11,319	9,350	13,168	10,173

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023. Pipeline and storage revenues during the three months ended September 30, 2024 were consistent with the three months ended September 30, 2023, after eliminating intersegment revenue. During each of the three months ended September 30, 2024 and 2023, the majority of pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper. Pipeline and storage revenues earned from GulfMark are eliminated in consolidation, with the offset to marketing costs and expenses in our unaudited condensed consolidated statements of operations. Prior to elimination, pipeline and storage revenues from GulfMark increased by $0.3 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher volumes transported by GulfMark during the current period.

Our pipeline and storage operating losses during the three months ended September 30, 2024 increased $0.3 million as compared to the 2023 period, primarily due to lower revenues from third party customers, and increases in operating salaries and wages and related personnel costs as well as outside service costs in the 2024 period.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023. Pipeline and storage revenues decreased by $0.2 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, after eliminating intersegment revenue. During each of the nine month periods ended September 30, 2024 and 2023, the majority of pipeline and storage segment revenues were earned from GulfMark, an affiliated shipper. Pipeline and storage revenues from GulfMark increased by $1.0 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher volumes transported by GulfMark during the current period.

Our pipeline and storage operating losses during the nine months ended September 30, 2024 increased by $0.5 million as compared to the 2023 period, primarily due to lower revenues from third party customers, and increases in operating salaries and wages and related personnel costs, materials and supplies and outside service costs in the 2024 period.

Logistics and Repurposing

Our logistics and repurposing segment revenues, operating (losses) earnings and selected costs were as follows for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change (1)	2024	2023	Change (1)

Revenues - Firebird	$5,964	$7,879	(24%)	$19,664	$20,750	(5%)
Revenues - Phoenix	6,556	8,545	(23%)	19,739	25,708	(23%)
Revenues	$12,520	$16,424	(24%)	$39,403	$46,458	(15%)

Operating (losses) earnings	(1,637)	(269)	509%	(6,112)	133	(4,695%)
Depreciation and amortization	1,602	1,572	2%	4,936	4,877	1%
Driver commissions and wages	2,365	2,245	5%	7,373	6,388	15%
Insurance	728	538	35%	3,797	1,742	118%
Fuel	778	900	(14%)	2,724	2,730	—%
Maintenance expense	407	640	(36%)	1,371	1,693	(19%)
_______________
(1)Represents the percentage increase (decrease) from the prior year period.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023. Our logistics and repurposing segment consists of Firebird Bulk Carriers, Inc. (“Firebird”), which transports crude oil, condensate, fuels, oils and other petroleum products, largely in the Eagle Ford basin, and Phoenix Oil, Inc. (“Phoenix”), which repurposes and finds beneficial uses for off-specification fuels, lubricants, crude oil and other chemicals from producers in the U.S. Revenues earned from Firebird operations during the three months ended September 30, 2024 decreased by approximately $1.9 million as compared to the three months ended September 30, 2023, primarily due to a decrease in transportation volumes in the current period. Revenues earned from Phoenix operations during the three months ended September 30, 2024 decreased by approximately $2.0 million as compared to the three months ended September 30, 2023, primarily due to lower volumes and activity. Revenues also decreased due to the impact of hurricane Beryl, which affected our operations and those of certain of our customers in July 2024.

Driver commissions increased by $0.1 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase in the overall driver count in the current period. Insurance costs increased by $0.2 million during the three months ended September 30, 2024, primarily as a result of insurance claims in the current period. Fuel costs decreased by $0.1 million during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to lower fuel costs, partially offset by a higher overall driver count. Maintenance expense decreased by $0.2 million during the three months ended September 30, 2024, as compared to the same period in 2023 primarily due to newer tractors in the fleet, partially offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense during the three months ended September 30, 2024 was consistent with the three months ended September 30, 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our logistics and repurposing segment operating losses increased by $1.4 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower revenues from Firebird and Phoenix operations and an increase in insurance expense and certain other operating costs during the current period.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023. Revenues earned from Firebird operations during the nine months ended September 30, 2024 decreased by approximately $1.1 million as compared to the nine months ended September 30, 2023, primarily due to a decrease in transportation volumes in the current period. Revenues earned from Phoenix operations during the nine months ended September 30, 2024 decreased by approximately $6.0 million as compared to the nine months ended September 30, 2023, primarily due to lower volumes and activity. Revenues also decreased due to the impact of hurricane Beryl, which affected our operations and those of certain of our customers in July 2024.

Driver commissions increased by $1.0 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to an increase in the overall driver count in the current period. Insurance costs increased by $2.1 million during the nine months ended September 30, 2024, primarily as a result of insurance claims in the current period. Fuel costs during the nine months ended September 30, 2024, were consistent with the same period in 2023, primarily due to lower fuel costs offset by a higher overall driver count. Maintenance expense decreased by $0.3 million during the nine months ended September 30, 2024, as compared to the same period in 2023 primarily due to newer tractors in the fleet, partially offset by escalating prices in parts, repairs and maintenance between periods.

Depreciation and amortization expense during the nine months ended September 30, 2024 was consistent with the nine months ended September 30, 2023, primarily as a result of the timing of purchases of new tractors and trailers in 2023 and 2024.

Our logistics and repurposing segment operating earnings decreased by $6.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower revenues from Firebird and Phoenix operations and an increase in insurance expense and certain other operating costs during the current period.

General and Administrative Expense

General and administrative expense increased by $0.4 million during the three months ended September 30, 2024 as compared to the same period in 2023. The 2024 period includes higher salaries and wages and related personnel costs, audit fees, legal fees and tax preparation fees, partially offset by lower outside service costs, insurance costs and banking fees primarily related to outstanding letters of credit.

General and administrative expense increased by $3.1 million during the nine months ended September 30, 2024 as compared to the same period in 2023. The 2024 period includes higher salaries and wages and related personnel costs, audit fees and legal fees, partially offset by lower outside service costs, insurance costs, tax preparation fees, director fees due to the retirement of a director in May 2023 and banking fees primarily related to outstanding letters of credit. The 2023 period included an adjustment of $2.6 million related to the reduction of the contingent consideration accrual for the Firebird and Phoenix acquisition in 2022, which resulted in the lower general and administrative expenses in the 2023 period.

Interest Expense

Interest expense decreased by $0.5 million during the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower interest expense as a result of lower borrowings in the 2024 period under the revolving portion of the Credit Agreement, a lower balance on the outstanding Term Loan of $15.0 million under our Credit Agreement (see Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information), and lower amounts outstanding under finance lease obligations in the 2024 period (see Note 13 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information).

Interest expense decreased by $0.5 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower interest expense as a result of lower borrowings in the 2024 period under the revolving portion of the Credit Agreement, a lower balance on the outstanding Term Loan under our Credit Agreement and lower amounts outstanding under finance lease obligations in the 2024 period.

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

We maintain cash balances in order to meet the timing of day-to-day cash needs. Cash and cash equivalents (excluding restricted cash) and working capital, the excess of current assets over current liabilities, were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023

Cash and cash equivalents	$25,089	$33,256
Working capital	7,676	21,684

Our cash balance at September 30, 2024 decreased by 25 percent from December 31, 2023, as discussed further below.

We have in place a Credit Agreement with Cadence Bank. The Credit Agreement provides for (a) a revolving credit facility that allows for borrowings up to $60.0 million in aggregate principal amount from time to time, and (b) a term loan in the initial aggregate principal amount of $25.0 million (the “Term Loan”). We may also obtain letters of credit under the revolving credit facility up to a maximum amount of $30.0 million, which reduces availability under the revolving credit facility by a like amount. Borrowings under the revolving credit facility may be, at our option, base rate loans (defined by reference to the higher of the prime rate, the federal funds rate or an adjusted term secured overnight financing rate (“SOFR”) for a one month tenor plus one percent) or SOFR loans, in each case plus an applicable margin, the amount of which is determined by reference to our consolidated total leverage ratio, and is between 1 percent and 2 percent for base rate loans and between 2 percent and 3 percent for SOFR loans.

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

On July 16, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. The Second Amendment amended and restated the definitions of the Consolidated Fixed Charge Coverage Ratio and Consolidated Fixed Charges in order (i) to remove the inclusion of Operating Lease Expenses paid in cash from both the numerator and denominator in the calculation of the Consolidated Fixed Charge Coverage Ratio, and (ii) to clarify that only Consolidated Interest Expense paid in cash is included in the denominator of the Consolidated Fixed Charge Coverage Ratio. These amendments applied to the financial covenant calculations for the period ending June 30, 2024 and thereafter.

On November 8, 2024, we entered into the Third Amendment to the Credit Agreement. The Third Amendment amends and restates the financial covenants contained in the Credit Agreement in order to (i) lower the maximum Consolidated Total Leverage Ratio to 2.00 to 1.00 (from 2.50 to 1.00), commencing with the fiscal quarter ending September 30, 2024 and for each fiscal quarter thereafter; (ii) increase the minimum Asset Coverage Ratio to 2.50 to 1.00 (from 2.00 to 1.00), commencing with the fiscal quarter ending September 30, 2024 and for each fiscal quarter thereafter; and (iii) decrease the minimum Consolidated Fixed Charge Coverage Ratio to 1.05 to 1.00 (from 1.25 to 1.00) for the fiscal quarter ending September 30, 2024, and to 1.10 to 1.00 for the fiscal quarter ending December 31, 2024, returning to 1.25 to 1.00 for the fiscal quarter ending March 31, 2025 and each fiscal quarter thereafter. At September 30, 2024, we were in compliance with all covenants under the Credit Agreement.

At September 30, 2024, we had $15.0 million of borrowings outstanding under the Credit Agreement, representing the remaining principal balance of the Term Loan, at a weighted average interest rate of 7.60 percent. We also had $11.5 million of letters of credit issued under the Credit Agreement at a fee of 2.25 percent per annum. No amounts were outstanding under the revolving credit facility. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.

We have in place an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc., as agent (the “Agent”), under which we may offer to sell shares of our common stock through or to the Agent for cash from time to time. We filed a registration statement initially registering an aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement which was declared effective in January 2021. In December 2023, we filed a new registration statement which replaced our prior shelf registration statement and restored the aggregate of $20.0 million of shares of common stock for sale under the ATM Agreement. The registration statement was declared effective on January 5, 2024. The total number of shares of common stock to be sold, if any, and the price at which the shares will be sold will be determined by us periodically in connection with any such sales, though the total amount sold may not exceed the limitations stated in the registration statement. During the nine months ended September 30, 2024, no shares were sold under the ATM Agreement, and the full capacity of the ATM Agreement remains unsold.

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

Cash Flows from Operating, Investing and Financing Activities

Our consolidated cash flows from operating, investing and financing activities were as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2024	2023

Cash provided by (used in):
Operating activities	$14,703	$7,838
Investing activities	(10,810)	(5,839)
Financing activities	(13,602)	(8,178)

Operating activities. Net cash flows provided by operating activities for the nine months ended September 30, 2024 increased by $6.9 million as compared to the same period in 2023. The increase in net cash flows provided by operating activities was primarily due to changes in our working capital accounts, including a decrease in receivables from customers and an increase in payables to vendors. These items, which resulted in increases in cash provided by operating activities, were partially offset by a decrease of approximately $1.2 million in early payments received from customers in the 2024 period and an increase of approximately $0.8 million in early payments made to suppliers in the 2024 period. Crude oil inventory increased by $10.2 million at September 30, 2024, primarily due to an increase of 53.7 percent in the number of barrels held in inventory, partially offset by a decrease in the price of our crude oil inventory, which decreased from $72.35 per barrel at December 31, 2023 to $71.35 per barrel at September 30, 2024.

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

Early payments received from customers and early payments to suppliers were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2024	2023

Early payments received	$31,683	$32,850
Early payments to suppliers	5,361	4,546

We rely heavily on our ability to obtain open-line trade credit from our suppliers especially with respect to our crude oil marketing operations. The timing of payments and receipts of these early pays received and paid can have a significant impact on our cash balance.

Investing activities. Net cash flows used in investing activities for the nine months ended September 30, 2024 increased by $5.0 million as compared to the same period in 2023. This increase was due to an increase of $4.4 million in capital spending for property and equipment (see following table) and a decrease of $0.6 million in cash proceeds from the sales of assets in the current period.

Capital spending by reporting segment was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Crude oil marketing (1)	$3,685	$809
Transportation (2)	4,374	2,754
Pipeline and storage (3)	439	1,423
Logistics and repurposing (4)	4,639	3,819
Other (5)	179	112
Capital spending	$13,316	$8,917
_______________
(1)2024 amount relates to the purchase of 19 tractors and various field equipment, and the 2023 amount relates to the purchase of various field equipment.
(2)2024 amount relates to the purchase of 11 tractors, 26 trailers and various field equipment, and the 2023 amount relates to the purchase of three tractors, two trailers and various field equipment.
(3)2024 amount relates to the purchase of various field equipment, and the 2023 amount relates to spending for the continued construction of a pipeline connection.
(4)2024 amount primarily relates to the spending for the construction on the Dayton project and the purchase of two trailers and various field equipment, and the 2023 amount relates to the purchase of approximately 10.6 acres of land in the Gulf Inland Industrial Park, located in Dayton, Texas, for approximately $1.8 million to build a new processing facility for Phoenix, 13 tractors, three trailers and various field equipment.
(5)2024 amount relates to the purchase of office and computer equipment, and the 2023 amount relates to the purchase of a company vehicle and office and computer equipment.

Financing activities. Net cash used in financing activities was $13.6 million for the nine months ended September 30, 2024 as compared to $8.2 million for the nine months ended September 30, 2023. The change in net cash flows from financing activities of $5.4 million was primarily due to the following cash outflows and inflows:

•an increase in the 2024 period in net repayments under our Credit Agreement. During the nine months ended September 30, 2024, we made principal payments of $6.9 million on the Term Loan, while during the nine months ended September 30, 2023, we made principal payments of $1.9 million on the Term Loan. During the nine months ended September 30, 2023, we borrowed and repaid $76.0 million under the revolving credit facility. Borrowings were primarily used for working capital purposes. We had no borrowings or repayments under the revolving credit facility in 2024;
•a decrease of $0.1 million in principal repayments for finance lease obligations (see “Material Cash Requirements” below for information regarding our finance lease obligations);
•a decrease of $0.5 million in the 2024 period in net proceeds from the sale of common shares under the ATM Agreement. During the nine months ended September 30, 2024, no shares were sold under the ATM Agreement, while during the nine months ended September 30, 2023, we received net proceeds of approximately $0.5 million from the sale of 14,680 of our common shares; and
•consistent payments in the 2024 and 2023 periods for cash dividends paid on our common shares. During each of the nine months ended September 30, 2024 and 2023, we paid cash dividends of $0.72 per common share, or totals of $1.9 million in each period.
Material Cash Requirements

The following table summarizes our contractual obligations with material cash requirements at September 30, 2024 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement (1)	$17,637	$3,553	$6,536	$7,548	$—
Finance lease obligations (2)	23,434	6,849	11,353	5,232	—
Operating lease obligations (3)	4,193	1,812	2,060	321	—
Purchase obligations (4)	4,514	4,514	—	—	—
Total contractual obligations	$49,778	$16,728	$19,949	$13,101	$—
_______________
(1)Represents scheduled future maturities for amounts due under the Term Loan under our Credit Agreement plus estimated cash payments for interest. Interest payments are based upon the principal amount of the amount outstanding and the applicable interest rate at September 30, 2024. See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information about our Credit Agreement.
(2)Amounts represent our principal contractual commitments, including interest, outstanding under finance leases for certain tractors, trailers, tank storage and throughput arrangements and other equipment.
(3)Amounts represent rental obligations under non-cancelable operating leases and terminal arrangements with terms in excess of one year.
(4)Amount represents commitments to purchase 23 new tractors and 9 new trailers in our transportation business.

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

Transactions with Affiliates

For more information regarding transactions with our affiliates during the nine months ended September 30, 2024 and 2023, see Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Exchange Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2023 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings. Any of these risks could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Except as set forth below, there have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2023 Form 10-K or our other SEC filings.

Risks Related to the Proposed Merger

The announcement and pendency of the proposed acquisition of the Company could adversely impact our business, financial condition and results of operations.

On November 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Tres Energy LLC, a Texas limited liability company (“Parent”), and ARE Acquisition Corporation, a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). If the Merger is consummated, our securities will be delisted from the NYSE American and deregistered under the Securities Exchange Act of 1934 as promptly as practicable after the effective time of the Merger. Uncertainty about the effect of the Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources toward completion of the Merger;
•difficulties maintaining relationships with customers, suppliers, and other business partners;
•delays or deferments of certain business decisions by our customers, suppliers and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course and to preserve our business organization intact and maintain existing relations with key business partners and governmental entities, and refrain from taking certain actions without Parent’s consent prior to the completion of the Merger;
•litigation related to the Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

Litigation relating to the Merger may be filed against us and our Board of Directors, which could prevent or delay the completion of the Merger or result in the payment of damages.

Litigation relating to the Merger may be filed against us and our Board of Directors. Among other remedies, these claimants could seek damages and/or seek to enjoin the Merger and the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to management.

Failure to consummate the Merger within the expected timeframe or at all could adversely impact our business, financial condition and results of operations.

The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions, including (a) the approval of our stockholders holding at least a majority of the outstanding shares of our common stock entitled to vote on the adoption of the Merger Agreement, and (b) the absence of any order, injunction, decree or law issued or enforced by any governmental authority of competent jurisdiction that prohibits, renders illegal or enjoins the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions), the other party having in all material respects performed and complied with its covenants in the Merger Agreement and, in Parent’s case, the absence of a material adverse effect with respect to us. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the Merger will be completed.

If the Merger is not completed, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares in connection with the Merger. Instead, we will remain an independent public company, and our shares will continue to be traded on the NYSE American stock exchange. Our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting customers, suppliers, and other business partners;
•we would incur significant costs in future periods relating to the Merger, such as legal, accounting, financial advisor and other professional services fees, which may relate to activities that we would not have undertaken other than to complete the Merger;
•we may be required to pay a cash termination fee as required under the Merger Agreement, which may require us to use available cash that would have otherwise been available for general corporate purposes or other uses and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal; and
•the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued.

If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial condition, results of operations, and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 8, 2024, we entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement dated October 27, 2022 (the “Credit Agreement”), by and among the Company, GulfMark Asset Holdings, LLC and Service Transport Company, each a wholly-owned subsidiary of the Company, as borrowers, Cadence Bank, N.A., as administrative agent, swingline lender and issuing lender, and the other lenders party thereto, as amended by Amendment No. 1 to Credit Agreement dated as of August 2, 2023 (the “First Amendment”) and Amendment No. 2 to Credit Agreement dated as of July 16, 2024 (the “Second Amendment”). All capitalized words used in the below description of the Third Amendment, but not defined below, have the meanings assigned to them in the Credit Agreement, which was included as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2022, in the First Amendment, which was included as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2023, or in the Second Amendment, which was included as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2024, as applicable.

The Third Amendment amends and restates the financial covenants contained in the Credit Agreement in order to (i) lower the maximum Consolidated Total Leverage Ratio to 2.00 to 1.00 (from 2.50 to 1.00), commencing with the fiscal quarter ending September 30, 2024 and for each fiscal quarter thereafter; (ii) increase the minimum Asset Coverage Ratio to 2.50 to 1.00 (from 2.00 to 1.00), commencing with the fiscal quarter ending September 30, 2024 and for each fiscal quarter thereafter; and (iii) decrease the minimum Consolidated Fixed Charge Coverage Ratio to 1.05 to 1.00 (from 1.25 to 1.00) for the fiscal quarter ending September 30, 2024, and to 1.10 to 1.00 for the fiscal quarter ending December 31, 2024, returning to 1.25 to 1.00 for the fiscal quarter ending March 31, 2025 and each fiscal quarter thereafter.

The foregoing summary description of certain terms of the Third Amendment does not purport to be complete, and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2019).
3.2	Bylaws of Adams Resources & Energy, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 6, 2024).
10.1
Amendment No. 2 dated July 16, 2024 to Credit Agreement dated October 27, 2022 by and among Adams Resources & Energy, Inc., GulfMark Asset Holdings, LLC, Service Transport Company, and Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2024).

10.2*
Amendment No. 3 dated November 8, 2024 to Credit Agreement dated October 27, 2022 by and among Adams Resources & Energy, Inc., GulfMark Asset Holdings, LLC, Service Transport Company, and Cadence Bank, as administrative agent, swingline lender and issuing lender, and the other lenders party thereto.

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

ADAMS RESOURCES & ENERGY, INC.
(Registrant)

Date:	November 12, 2024	By:	/s/ Kevin J. Roycraft
Kevin J. Roycraft
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Tracy E. Ohmart
Tracy E. Ohmart
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)